Form 10-K
period 2012-03-31
Rexnord Corp
filed 2012-05-10
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4701 West Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 643-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange of Which Registered
Common Stock $.01 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of October 1, 2011, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon an appraised per share value of $18.74, giving effect to the subsequent 4.1627-for-1 stock split) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors, executive officers and greater-than-5% stockholders - does not constitute an admission as to affiliate status) was approximately $15.9 million.

As of April 30, 2012, there were 94,442,022 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2013 annual meeting of stockholders, to be held on or about September 20, 2012, which proxy statement will be subsequently filed.

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in Items 1, 1A and 7 hereof. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our substantial indebtedness;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on the industries in which we operate in particular;

•	access to available and reasonable financing on a timely basis;

•	our competitive environment;

•	dependence on independent distributors;

•	general economic and business conditions, market factors and our dependence on customers in cyclical industries;

•	the seasonality of our sales;

•	impact of weather on the demand for our products;

•	availability of financing for our customers;

•	changes in technology and manufacturing techniques;

•	loss of key personnel;

•	increases in cost of our raw materials and our possible inability to increase product prices to offset such increases;

•	the loss of any significant customer;

•	inability to make necessary capital expenditures;

•	risks associated with international operations, which have increased in size due to our recent acquisitions;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	the costs of asbestos claims;

•	the costs of Zurn's class action litigation;

•	a declining construction market;

•	solvency of insurance carriers;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;

•	viability of key suppliers;

•	reliance on intellectual property;

•	potential product liability claims;

•	work stoppages by unionized employees;

•	integration of recent and future acquisitions into our business;

•	changes in pension funding requirements;

•	control by our principal stockholders; and

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.

There are likely other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.
ITEM 1. BUSINESS.
General
Rexnord Corporation (“Rexnord”), a Delaware corporation, was incorporated in 2006 in connection with the acquisition by affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management of RBS Global, Inc. ("RBS Global"), which is the foundation of our Process & Motion Control platform, from its previous owners. Over recent years, we have expanded significantly, including the creation of our Water Management platform in 2007 by the acquisition of the Zurn Plumbing products business and, by means of acquisitions of other companies or operations. Some of these acquisitions have been material to the Company and its operations, results, and financial condition. See “Acquisitions and Transactions” below for further information as to these transactions.
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” mean Rexnord Corporation (formerly known as Rexnord Holdings, Inc.) and its consolidated subsidiaries, including RBS Global and Rexnord LLC. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2012, or fiscal 2012, means the period from April 1, 2011 to March 31, 2012. Unless otherwise indicated, the information contained in this report reflects that each share of common stock outstanding immediately prior to the Company's March 19, 2012 4.1627-for-one stock split has been split into 4.1627 shares of common stock.
Additional Information
The address of our principal executive office is 4701 W. Greenfield Avenue, Milwaukee, Wisconsin 53214. Our phone number is (414) 643-3000. Our internet website address is www.rexnord.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The SEC's Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the (i) charters for the Audit, Corporate Governance and Nominating, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on the our website at the above web address. Our internet website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

Our Company
Rexnord is a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly trusted brands that serve a diverse array of global end markets. Our heritage of innovation and specification have allowed us to provide highly engineered, mission critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our company in a disciplined way and the Rexnord Business System (“RBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Our strategy is to build the Company around multiple, global strategic platforms that participate in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our company. Currently, our business is comprised of two platforms, Process & Motion Control and Water Management.
We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Process & Motion Control products in the industrial and aerospace end markets. Our Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, commercial construction market for water management products. Through recent acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Our Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, PEX piping and engineered valves and gates for the water and wastewater treatment market.
Our products are generally “specified” or requested by end users across both of our strategic platforms as a result of their reliable performance in demanding environments, our custom application engineering capabilities and our ability to provide global customer support. Typically, our Process & Motion Control products are initially incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high and thereafter replaced through industrial distributors as they are consumed or require replacement.
The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, commercial construction and, to a lesser extent, residential construction. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our global footprint encompasses 36 principal Process & Motion Control manufacturing, warehouse and repair facilities located around the world and 25 principal Water Management manufacturing and warehouse facilities which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
On July 21, 2006 (the “Merger Date”), affiliates of Apollo, George M. Sherman and certain members of management acquired RBS Global through the merger of Chase Merger Sub, Inc., an indirect, wholly-owned subsidiary of an Apollo affiliate, Rexnord Corporation, with and into RBS Global, and RBS Global became an indirect, wholly-owned subsidiary of Rexnord Corporation.

Our Platforms
Below is a summary of our net sales by segment and geographic region:
(dollars in millions)

	Year Ended March 31, 2012
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$847.6	$251.9	$236.6	$1,336.1
% of net sales	63.4%	18.9%	17.7%	100.0%
Water Management	478.8	87.3	67.4	633.5
% of net sales	75.6%	13.8%	10.6%	100.0%
Consolidated	$1,326.4	$339.2	$304.0	$1,969.6
% of net sales	67.4%	17.2%	15.4%	100.0%
See more information regarding our segments and sales by geography within Part II Item 8, Note 19 to the Consolidated Financial Statements.
Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment and are marketed and sold globally under several brands, including Rexnord® , Rex®, Falk® and Link-Belt®. We sell our Process & Motion Control products into a diverse group of attractive end markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food and beverage, aerospace and wind energy.
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring after market demand for our products. We estimate that approximately 50% of our Process & Motion Control net sales are to distributors, who primarily serve the end user/OEM after market demand for our products.
Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting down time is high. We believe our reputation for superior quality, application expertise and ability to meet lead time expectations are highly valued by our customers, as demonstrated by their preference to replace their worn Rexnord products with new Rexnord products, or “like-for-like” product replacements. We believe this replacement dynamic for our products, combined with our significant installed base, enables us to achieve premium pricing, generates a source of recurring revenue and provides us with a competitive advantage. We believe the majority of our products are purchased by customers as part of their regular maintenance budget, and in many cases do not represent significant capital expenditures.
Water Management
Our Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, engineered valves and gates for the water and wastewater treatment market and PEX piping and are marketed and sold through widely recognized brand names, including Zurn®, Wilkins®, VAG®, GA®, Rodney Hunt® and Fontaine®.
Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water to the infrastructure construction, commercial construction and, to a lesser extent, the residential construction end markets. Segments of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, commercial construction and, to a lesser extent, residential construction.

Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent country specific regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California (“USC”), the International Association of Plumbing and Mechanical Codes (“IAPMO”), the National Sanitation Foundation (“NSF”), the Underwriters Laboratories (“UL”), Factory Mutual (“FM”), the American Waterworks Association (“AWWA”) prior to the commercialization of our products.
Our Water Management platform has an extensive network of approximately 1,100 independent sales representatives across approximately 210 sales agencies in North America and 240 direct sales and marketing associates in 18 countries outside of North America who work with local engineers, contractors, builders and architects to specify our products for use in construction projects. Approximately 85% of our Water Management platform net sales come from products that are specified for use in projects by engineers, contractors, owners or architects. Specifically, it has been our experience that, once an architect, engineer, contractor or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.
Our Markets
We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that are thought of as commodities or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end markets we serve span a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics.
Process & Motion Control Market
Within the overall Process & Motion Control market, we estimate that the addressable North American market for our current product offerings is approximately $5.0 billion in net sales per year. Globally, we estimate our addressable market to be approximately $12.0 billion in net sales per year. The market for Process & Motion Control products is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us on all of our product lines. The industry's customer base is broadly diversified across many sectors of the economy. We believe that growth in the Process & Motion Control market is closely tied to overall growth in industrial production which we believe has fundamental and significant long-term growth potential. In addition, we believe that Process & Motion Control manufacturers who innovate to meet the changes in customer demands and focus on higher growth end markets can grow at rates faster than overall United States industrial production.
The Process & Motion Control market is also characterized by the need for sophisticated engineering experience, the ability to produce a broad number of niche products with very little lead time and long-standing customer relationships. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are critical components in large scale manufacturing processes. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we believe should allow suppliers with broader product offerings such as ourselves, to capture additional market share.
Water Management Market
Within the overall Water Management market, we estimate that the addressable North American market for our current product offerings is approximately $2.3 billion in net sales per year. Globally, we estimate our addressable market to be approximately $5.3 billion in net sales per year. We believe the markets in which our Water Management platform participates are relatively fragmented with competitors across a broad range of industries and product lines. Although competition exists across all of our Water Management businesses, we do not believe that any one competitor directly competes with us across all of our product lines. We believe that we can continue to grow our platform at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end markets that have above average growth characteristics.

We believe the areas of the Water Management industry in which we compete are tied to growth in infrastructure and commercial construction, which we believe have significant long-term growth fundamentals. Historically, the infrastructure and commercial construction industry has been more stable and less vulnerable to down-cycles than the residential construction industry. Compared to residential construction cycles, downturns in infrastructure and commercial construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe that water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader infrastructure and commercial construction markets, as well as mitigate downturns in the cycle.
The Water Management industry's specification-driven end markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets across the United States to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder or architect has specified our product with satisfactory results, that person often will continue to use our products in future projects.
Our Products
Process & Motion Control Products
Our Process & Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user's total production cost. We believe, because the costs associated with Process & Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process & Motion Control products with superior quality, reliability and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to a strong preference to replace “like-for-like” products driving recurring aftermarket revenues and market share gain.
Gears
We are a leading manufacturer of gear drives and large gear sets for the heavy duty industrial market. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (PragerTM and Renew®).
Couplings
Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex®, Thomas®, Omega®, Rex®, Viva®, Wrapflex®, Lifelign®, True Torque®, Addax® and Autogard® brand names.
Industrial Bearings
Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. These products are primarily sold for use in the mining, aggregates, forest and wood products, construction equipment, and agricultural equipment industries. Industrial bearings are sold either mounted or unmounted. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings.

FlatTop
Our FlatTop™ chain is a highly-engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products, warehousing and distribution, and parts processing industries.
Aerospace Bearings and Seals
We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our Process & Motion Control products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer® brand name, slotted-entry and split-ball sliding bearings sold under the PSI® brand name and aerospace seals that are sold under the Cartriseal® brand name, which are primarily sold for use in both aerospace and industrial applications.
Special Components
Our special components products are comprised of three primary product lines: electric motor brakes, miniature Process & Motion Control components and security devices for utility companies. These products are manufactured by our niche businesses: Stearns, W.M. Berg and Highfield. Stearns' products are used in a diverse range of applications, including steel mills, oil field equipment, pulp processing equipment, large textile machines, rubber mills, metal forming machinery and dock and pier handling equipment. W.M. Berg sells its products to a variety of markets, including aerospace, semiconductor, medical equipment, robotics, instrumentation, office equipment and satellite communications. Highfield's products are sold to a variety of markets, including electric, gas, water, telecommunications, utilities and plumbing and heating.
Conveying Equipment and Engineered Chain
Our conveying equipment and industrial chain products are used in various applications in numerous industries, including food and food processing, beverage and container, mining, construction and agricultural equipment, hydrocarbon processing and cement and aggregates processing. Our primary products include (i) conveying equipment, (ii) engineered steel chain, and (iii) roller chain. Our conveying equipment product group provides design, assembly, installation and after-the-sale services primarily to the mining, cement and aggregates industries. Its products include engineered elevators, conveyors and components for medium to heavy duty material handling applications. Our engineered steel chain products, which are sold under the Link-Belt® and Rexnord® brand names, are designed and manufactured to meet the demands of customers' specific applications. These products are used in many applications including cement elevators, construction and mining equipment and conveyors, and they are supplied to the cement and aggregates, energy, food and beverage, and forest and wood products industries.
Water Management Products
Water Management products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end user loyalty. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many Water Management products must meet the stringent country specific regulatory, building and plumbing code requirements prior to the commercialization of our products (for example, USC, IAPMO, NSF, UL, FM and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders and architects.
Specification Drainage
Specification drainage products are used to control storm water, process water and potable water in various commercial, industrial, civil and irrigation applications. This product line includes point drains (such as roof drains and floor drains), linear drainage systems, interceptors, hydrants, fixture carrier systems, chemical drainage systems and light commercial drainage products.
Water Control and Safety
Our water control and safety products are sold under the Wilkins® brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, and are sold into the commercial and industrial construction applications as well as the fire protection, waterworks and irrigation end markets.

Commercial Brass
Zurn's commercial brass products include manual and sensor operated flush valves marketed under the Aquaflush®, AquaSense®, AquaVantage® and HydroVantageTM brand names and heavy duty commercial faucets marketed under the AquaSpec® brand name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® brand names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants and industrial production buildings. The Zurn One Systems® integrate commercial brass and fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retro-fit bathroom fixture installations.
PEX
PEX is our product line manufactured out of cross-linked polyethylene into tubing and is well-suited for high temperature and pressure fluid distribution piping. Our PEX products include complete lines of pipe, fittings, valves and installation tools for both potable water and radiant heating systems. These systems are engineered to meet stringent NSF requirements.
Water and Wastewater
Our water and wastewater products are sold under the VAG®, GA®, Rodney Hunt® and Fontaine® brand names and are used to control the flow of water and wastewater throughout the water cycle from raw water through collection, distribution and wastewater treatment. These products are highly specified, designed and manufactured. Products include automatic control valves, check valves, air valves, butterfly valves, water control gates, hydrants, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Our comprehensive product lines are primarily sold into the growing and less-cyclical water supply and treatment markets worldwide.
Acquisitions and Transactions
Rexnord has grown significantly in recent years by means of acquisitions. Information regarding some of our recent acquisitions follows.
VAG Holding Acquisition
On October 10, 2011, we acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition expanded the Company's Water Management platform and allows us to further expand into key markets outside of North America. Our financial position and results of operations include VAG subsequent to October 10, 2011.
Autogard Acquisition
On April 2, 2011, we acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands our global Process & Motion Control platform and will allow us to provide increased capabilities and support to our global customer base. Our financial position and results of operations include Autogard subsequent to April 2, 2011.
Mecánica Falk Acquisition
On August 31, 2010, we acquired full control of Mecánica Falk, a joint venture in which we previously maintained a 49% non-controlling interest for a $6.1 million seller-financed note. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of our existing Process & Motion Control product lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk expanded our international presence through a more direct ownership structure. The financial position and results of operations of Mecánica Falk have been wholly consolidated subsequent to August 31, 2010.
Fontaine Acquisition
On February 27, 2009, we acquired the stock of Fontaine for a total purchase price of $24.2 million, net of $0.6 million of cash acquired. This acquisition further expanded our Water Management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets. Fontaine is included in our financial position and results of operations subsequent to February 28, 2009.

GA Acquisition
On January 31, 2008, we utilized existing cash balances to purchase GA for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries and Rodney Hunt. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt, its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves, cone valves and actuation systems. GA is included in our financial position and results of operations subsequent to February 1, 2008.
Zurn Acquisition
On February 7, 2007, we acquired Zurn from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million. This acquisition created a new strategic water management platform for the Company. Zurn is a leader in the multi-billion dollar commercial construction and replacement market for plumbing fixtures and fittings. It designs and manufactures plumbing products used in commercial and industrial construction, renovation and facilities maintenance markets in North America, and holds a leading market position across most of its businesses. Zurn is included in our financial position and results of operations subsequent to February 8, 2007.
Apollo Transaction
On July 21, 2006, certain affiliates of Apollo and certain members of management purchased RBS Global from The Carlyle Group for approximately $1.825 billion, excluding transaction fees, through the merger of an entity formed and controlled by Apollo, with and into RBS Global. The Apollo acquisition was financed with (i) $1,430.7 million of debt and (ii) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants).
Falk Acquisition
On May 16, 2005, we acquired the Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation, for $301.3 million ($306.2 million purchase price including related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Falk is a manufacturer of gears and lubricated couplings and is a recognized leader in the gear and coupling markets. The Falk acquisition significantly enhanced our position as a leading manufacturer of highly engineered Process & Motion Control products. By combining our leadership positions in FlatTop™ chain, industrial bearings, non-lubricated couplings and industrial chain with Falk's complementary leadership positions in gears and lubricated couplings, as well as a growing gear repair business, the Falk acquisition resulted in a comprehensive, market-leading product portfolio that we believe to be one of the broadest in the Process & Motion Control industry. Falk is included in our financial position and results of operations for all periods presented herein.
Divestiture
In addition to making acquisitions, we from time to time review our operations to determine whether it would be in our interest to dispose of non-core business units, and make strategic dispositions if and when appropriate. For example, on July 19, 2011, we sold substantially all of the net assets of a non-material, underperforming business within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.9 million received to date and $0.6 million to be received in future periods) (the “divestiture”). We recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012, which is subject to a final working capital settlement. Our financial position and results of operations include the divestiture up to July 19, 2011.
Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. While approximately 50% of our Process & Motion Control net sales are aftermarket, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With more than 2,600 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 7.3%, 8.0%, and 7.1% of consolidated net sales during the years ended March 31, 2012, 2011, and 2010, respectively.
Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a role in determining which of our Process & Motion Control products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to aftermarket buyers, and the price at which these products are sold.

We market our Process & Motion Control products both to OEMs and directly to end users to create preference of our products through end user specification. We believe this customer preference is important in differentiating our Process & Motion Control products from our competitors' products, and preserves our ability to create channel partnerships where distributors will recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end- user's preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Process & Motion Control products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.
Water Management Customers
Our Water Management products are branded under the Zurn, VAG, GA, Rodney Hunt and Fontaine tradenames.
Our products sold to customers in our commercial construction, infrastructure and residential construction end markets are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the food service, industrial, janitorial and sanitation industries.
Our independent sales representatives work with wholesalers to assess and meet the needs of building contractors. They also combine knowledge of our products, installation and delivery with knowledge of the local markets to provide contractors with value added service. We use several hundred independent sales representatives nationwide, along with a network of approximately 90 third-party warehouses, to provide our customers with same-day service and quick response times.
Water and wastewater end users primarily consist of municipalities. Our independent sales representatives, as well as approximately 240 direct sales and marketing associates, work with these end users, as well as their general contractors and engineering firms, to provide them with the engineered solutions that meet their needs. VAG, GA, Rodney Hunt and Fontaine benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.
In addition to our domestic Water Management manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower cost component parts for our commercial and institutional products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a cost competitive producer of commercial and institutional products.
Product Development
The majority of our new product development begins with our extensive “Voice of the Customer” process. We have a team of approximately 350 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 30 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 and approximately 900 active United States and foreign patents, respectively, as of March 31, 2012. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 90 and approximately 80 active United States and foreign patents, respectively, as of March 31, 2012. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation. During fiscal 2012 our total investment in research, development and engineering was $37.8 million, or approximately 2% of net sales.

Rexnord Business System (“RBS”)
We operate our company in a disciplined way. The Rexnord Business System is our operating philosophy and it creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance. RBS is based on the following principles: (1) strategy deployment-a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities; (2) measuring our performance based on customer satisfaction, or the “Voice of the Customer;” (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we have applied RBS over the past several years, we have experienced significant improvements in growth, productivity, cost reduction and asset efficiency and believe there are substantial opportunities to continue to improve our performance as we continue to apply RBS.
Suppliers and Raw Materials
The principal materials used in our Process & Motion Control and Water Management manufacturing processes are commodities and components available from numerous sources. The key materials used in our Process & Motion Control manufacturing processes include: sheet, plate and bar steel, castings, forgings, high-performance engineered plastic and a variety of components. Within our Water Management platform, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities that include: bar steel, brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic and resin. Our global sourcing strategy is to maintain alternate sources of supply for our important materials and components wherever possible within both our Process & Motion Control and Water Management platforms. Historically, we have been able to successfully source materials, and consequently are not dependent on a single source for any significant raw material or component. As a result, we believe there is a readily available supply of materials in sufficient quantity from a variety of sources to serve both our short-term and long-term requirements. Additionally, we have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies. We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain commodity purchases. Although currently we are not a party to any unconditional purchase obligations, including take-or-pay contracts or through-put contracts, these contracts generally have had one to five-year terms and have contained competitive and benchmarking clauses to ensure competitive pricing.
Backlog
Our backlog of unshipped orders was $490 million and $388 million at March 31, 2012 and 2011, respectively, which reflects approximately $78 million from the VAG acquisition, and the effect of the divestiture, in fiscal 2012. Approximately 6% of our backlog at March 31, 2012 is currently scheduled to ship beyond fiscal 2013. See Risk Factor titled “We could be adversely affected if any of our significant customers default in their obligations to us” within Part I Item 1A of this report for more information on the risks associated with backlog.
Seasonality
We do not experience significant seasonality of demand for our Process & Motion Control products, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our Process & Motion Control end markets also do not experience significant seasonality of demand.
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retro-fit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Accordingly, weather has an impact on the cyclicality of certain end markets. With the exception of our remodeling and retro-fit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for increased construction in the commercial and institutional markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns. See further information within “Risk Factors-Risks Related to Our Business-Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could further be negatively affected during any continued or future economic downturns.”

Employees
As of March 31, 2012, we had approximately 7,400 employees, of whom approximately 4,300 were employed in the United States. Approximately 535 of our United States employees are represented by labor unions. The five United States collective bargaining agreements to which we are a party have expiration dates between April 2012 and November 2016. Although one of the collective bargaining agreements expired in April 2012, the parties continue to operate under its terms while negotiating a new agreement. Additionally, approximately 2,100 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
Environmental Matters
Our operations and facilities are subject to extensive federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health and safety and natural resources, including those governing, among other things, emissions to air, discharges to water, the use, generation, handling, storage, treatment and disposal of hazardous substances and wastes and other materials, and the remediation of contaminated sites. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with these requirements. The operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations or to obtain and comply with the permits required for our operations, could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the capital or operating costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.
 Some environmental laws and regulations, including the federal Superfund law, impose liability to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on PRPs for third-party sites to which such PRPs may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting or are otherwise involved in investigations and/or cleanup of known or potential contamination at certain of our current or former facilities, and have been named as a PRP at certain third party Superfund sites. See Part II Item 8, Note 18 - Commitments and Contingencies to our audited consolidated financial statements included elsewhere in this annual report for further discussion regarding our Downers Grove, Illinois facility and the Ellsworth Industrial Park Site. The discovery of additional contamination, including at acquired facilities or operations, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not applicable to operating facilities. We also may face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or ground water at our current or former facilities.

ITEM 1A. RISK FACTORS.
We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. If any of these risks materialize, our business, financial condition or results of operations could be materially and adversely affected.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged company. As of March 31, 2012 we had $2,423.7 million of outstanding indebtedness. In April 2012, we completed our initial public offering and used a portion of the proceeds to retire $300.0 million of senior subordinated notes, reducing our outstanding indebtedness to $2,123.7 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our senior secured credit facilities, the indenture governing our senior notes and our other indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are and will continue to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to further downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds or dispose of assets.
Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. For the last several quarters, interest rates have been subject to extreme volatility, which may intensify this risk. Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Part II Item 8, Note 10 - Long-Term Debt.
Weak and volatile economic and financial market conditions have impacted our business operations and may adversely affect our results of operations and financial condition.
Weak and volatile global economic and financial market conditions in recent years have affected our business operations and continuing weakness or a further downturn may adversely affect our future results of operations and financial condition. Economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations. Also, a weak recovery could prolong, or resume, the negative effects we have experienced in the past.

For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. A prolonged or further drop in consumer confidence, continued restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in the form of substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results.
Additionally, many of our products are used in the energy, mining and cement and aggregates markets. With the recent increases and volatility in commodity prices, certain customers may defer or cancel anticipated projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Volatility and disruption of financial markets, as in recent years, could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us.
Demand for our Water Management products depends on availability of financing.
Many customers who purchase our Water Management products depend on third-party financing. There have been significant disruptions in the availability of financing on reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. Given recent market conditions, some lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of availability or increased cost of credit could lead to decreased construction, which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.
The markets in which we sell our products are highly competitive.
We operate in highly fragmented markets within the Process & Motion Control platform. As a result, we compete against numerous companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations, including product performance, cost of transportation in the distribution of our Process & Motion Control products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our Process & Motion Control products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.
Within the Water Management platform, we compete against both large international and national rivals, as well as many regional competitors. Some of our competitors have greater resources than we do. Significant competition in any of the markets in which the Water Management platform operates could result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting the Water Management financial results. Furthermore, we cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.

Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could further be negatively affected during any continued or future economic downturns.
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effect of downturns in economic conditions; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally, such as the recent unprecedented volatility in the capital and credit markets, would materially reduce our net sales and profitability.
The demand in the water management industry is influenced by new construction activity, both residential and commercial, and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in commercial, institutional or residential construction starts or demand for replacement building and home improvement products may impact us in a material adverse manner and there can be no assurance that any such adverse effects would not continue for a prolonged period of time.
The loss of any significant customer could adversely affect our business.
We have certain customers that are significant to our business. During fiscal 2012, our top 20 customers accounted for approximately 28.9% of our consolidated net sales, and our largest customer accounted for 7.3% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum products, or the loss of a substantial number of our suppliers, could adversely affect our financial condition.
We depend on third parties for the raw materials used in our manufacturing processes. We generally purchase our raw materials on the open market on a purchase order basis. These contracts generally have had one to five year terms and have contained competitive and benchmarking clauses intended to ensure competitive pricing. While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations, delays in the delivery of and potential unavailability of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.
In addition, prices for petroleum products and other carbon-based fuel products have also significantly increased recently. These price increases, and consequent increases in the cost of electricity and for products for which petroleum-based products are components or used in part of the process of manufacture, may substantially increase our costs for transportation, fuel, component parts and manufacturing. We may not be able to recoup the costs of these increases by adjusting our prices.
We do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we would be successful in passing on any attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into our purchasing contracts for our larger commodities, our business operations could be disrupted and our profitability could be impacted in a material adverse manner.

We rely on independent distributors. Termination of one or more of our relationships with any of those independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end-users. We rely on an extensive distribution network, with nearly 2,600 distributor locations nationwide; however, for fiscal 2012, approximately 21% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 12% of Process & Motion Control net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a significant role in determining which of our Process & Motion Control products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 90 third-party warehouses to distribute our products; however, for fiscal 2012, our three key independent distributors generated approximately 26% of our Water Management net sales with the largest accounting for 17% of Water Management net sales.
Our Process & Motion Control and Water Management distributorship sales are made on terms that we believe are consistent with customary standards in our industry. Our agreements with our distributors are generally non-exclusive and do not require minimum volumes of purchases by the distributors, with prices based on expected margins and all sales subject to credit approval; they generally contain a limited warranty against material and workmanship defects and provide for a freight allowance when minimum quantities are met. In addition, certain key distributors are on rebate programs, including our top three Water Management distributors.
The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors' sales of our competitors' products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could be adversely affected if any of our significant customers default in their obligations to us.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. More specifically, the recession and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction of business generally. Accordingly, the recession and tightening of credit increases the risks associated with our backlog. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Approximately 6% of our backlog at March 31, 2012 is currently scheduled to ship beyond fiscal 2013.
We are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

If we lose certain of our key associates or management personnel, our business may be adversely affected.
Our success depends on our ability to recruit, retain and motivate highly-skilled management, sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could materially suffer. In addition, we cannot assure you that these individuals will continue their employment with us. If any of these key personnel were to leave our company, it could be difficult to replace them, and our business could be materially harmed.
We may incur significant costs for environmental compliance and/or to address liabilities under environmental laws and regulations.
Our operations and facilities are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.
Some environmental laws and regulations, including the federal Superfund law, impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting or are otherwise involved in investigations and/or cleanup of known or potential contamination at several of our current and former facilities and have been named as a PRP at several third party Superfund sites. The discovery of additional contamination, including at acquired facilities or operations, the imposition of more stringent cleanup requirements, disputes with our insurers or indemnitors or the insolvency of other responsible parties could require significant expenditures by us in excess of our current reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or groundwater at our current or former facilities. Significant costs could be incurred in connection with such liabilities.
We believe that, subject to various terms and conditions, we have certain indemnification protection from Invensys plc (“Invensys”) with respect to certain environmental liabilities that may have occurred prior to the acquisition by The Carlyle Group (the “Carlyle Acquisition”) of the capital stock of 16 entities comprising the Rexnord group of Invensys, including certain liabilities associated with our Downers Grove, Illinois facility and with respect to personal injury claims for alleged exposure to hazardous materials associated with such facility. We also believe that, subject to various terms and conditions, we have certain indemnification protection from Hamilton Sundstrand Corporation (“Hamilton Sundstrand”), with respect to certain environmental liabilities that may have arisen from events occurring at Falk facilities prior to our acquisition of Falk, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with its indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to such indemnities or historic insurance coverage, we could incur significant unanticipated costs. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Certain subsidiaries are subject to numerous asbestos claims.
Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the United States alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 18 - Commitments and Contingencies to our audited financial statements of this Annual Report.

Certain Water Management subsidiaries are subject to a number of class action claims.
Certain Water Management subsidiaries are defendants in a class action lawsuit pending in U.S. federal court in Minnesota and in a number of putative class action lawsuits pending in various other U.S. federal courts. The plaintiffs in these suits represent or seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson-Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). We may not be successful in defending such claims, and the resulting liability could be substantial and may not be covered by insurance. Our insurance carriers currently are funding our defense in these proceedings; however, they have filed suit for a declaratory judgment in Florida state court challenging their coverage obligations with respect to certain classes of claims. The Florida suit currently is stayed, pending resolution of the underlying claims. As a result of the preceding, although we continue to vigorously defend ourselves in the various court proceedings and continue to vigorously pursue insurance coverage, the uncertainties of litigation, and insurance coverage and collection, as well as the actual number or value of claims, may subject us to substantial liability that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 18 - Commitments and Contingencies to our audited financial statements of this Annual Report.
Weather could adversely affect the demand for products in our Water Management platform and decrease its net sales.
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retro-fit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity, which could have a negative affect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.
Our international operations are subject to uncertainties, which could adversely affect our operating results.
Our business is subject to certain risks associated with doing business internationally. Approximately 33% of our total net sales in fiscal 2012 originated outside of the United States. The portion of our net sales and operations that is outside of the United States has increased in recent years, and may further increase as a result of internal growth and/or acquisition activity. Accordingly, our future results could be harmed by a variety of factors relating to international operations, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	exchange controls;

•	compliance with export controls and trade compliance regulations;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	interest rates;

•	changes in regulatory requirements;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under anti-corruption laws, including the Foreign Corrupt Practices Act.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could have a material adverse effect on our international operations and, consequently, our business, financial condition, results of operations or cash flows.

We may be unable to identify potential acquisition candidates, or to realize the intended benefits of future or past acquisitions.
We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits.
Acquisitions are often undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard nor can we provide any assurance that we will be able to realize all of the intended benefits from our prior acquisitions, as well as our recent acquisition of VAG. We have encountered, and may encounter, various risks in acquiring other companies (including in connection with our recent acquisition of VAG) including the possible inability to integrate an acquired business into our operations, potential failure to realize anticipated benefits, diversion of management's attention, issues in customer transitions, potential inadequacies of indemnities and other contractual remedies and unanticipated problems, risks or liabilities, including environmental, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We may be unable to make necessary capital expenditures.
We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products' processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, our senior secured credit facilities and the indenture governing our senior notes contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could materially reduce our net sales and profitability.
Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our senior secured credit facilities and the indenture governing our senior notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
The indenture governing our senior notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31, 2012, our senior secured bank leverage ratio was 1.68x. Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The restrictions contained in the agreements that govern the terms of our debt could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•
adversely affect our ability to finance our operations, to enter into strategic acquisitions, to fund investments or other capital needs or to engage in other business activities that would be in our interest; and

•	limit our access to the cash generated by our subsidiaries.
Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay our senior notes upon acceleration. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.
A substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2012, we had $945.3 million of floating rate debt under the senior secured credit facilities. A 100 basis point increase in the March 31, 2012 interest rates would increase interest expense under the senior secured credit facilities by approximately $9.5 million on an annual basis.
We rely on intellectual property that may be misappropriated or otherwise successfully challenged.
We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved and maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as FlatTop™ chain. An adverse ruling in any such litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could face potential product liability claims relating to products we manufacture or distribute.
We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 18 - Commitments and Contingencies to our audited financial statements of this Annual Report.

We, our customers and our shippers have unionized employees who may stage work stoppages which could seriously impact the profitability of our business.
As of March 31, 2012, we had approximately 7,400 employees, of whom approximately 4,300 were employed in the United States. Approximately 535 of our U.S. employees are represented by labor unions. Additionally, approximately 2,100 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be affected in a material adverse manner. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could incur substantial business interruptions as the result of updating our Enterprise Resource Planning (“ERP”) systems.
Utilizing a phased approach, we are updating our ERP systems across both our Process & Motion Control and Water Management platforms. If these updates are unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance.
Our required cash contributions to our pension plans have increased and may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.
The funded status of the defined benefit pension plans depends on such factors as asset returns, market interest rates, legislative changes and funding regulations. If the returns on the assets of any of our plans were to decline in future periods, if market interest rates were to decline, if the Pension Benefit Guaranty Corporation (“PBGC”) were to require additional contributions to any such plans as a result of acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions and pension costs to such plans could increase. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.
The need to make contributions, which may be substantial, to such plans may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facilities and our senior notes or to meet the needs of our business. In addition, the PBGC may terminate our U.S. defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plans continue. In the event a U.S. defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan's underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.
Our historical financial data is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with various acquisitions.
It may be difficult for you to compare both our historical and future results. These acquisitions were accounted for utilizing the purchase method of accounting, which resulted in a new valuation for the assets and liabilities to their fair values. This new basis of accounting began on the date of the consummation of each transaction. Also, until our purchase price allocations are finalized for an acquisition (generally less than one year after the acquisition date), our allocation of the excess purchase price over the book value of the net assets acquired is considered preliminary and subject to future adjustment.
Apollo controls us and its interests may conflict with or differ from your interests as a stockholder.
Apollo Management and its affiliates beneficially own approximately 66% of our common stock. In addition, representatives of Apollo comprise 4 of our 8 directors and the consent of a majority of the voting directors designated by Apollo is required under our bylaws in connection with certain important corporate actions. As a result, Apollo has the ability to prevent any transaction that requires the approval of our board of directors (or of the directors designated by Apollo) or stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets.

The interests of Apollo could conflict with or differ from the interests of our other holders of our common stock. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that you as a stockholder may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our certificate of incorporation provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo or any of its members, directors, employees or other affiliates (the “Apollo Group”) participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. The renouncement does not apply to any business opportunities that are presented to an Apollo Group member solely in such person's capacity as a member of our board of directors and with respect to which no other member of the Apollo Group independently receives notice or otherwise identifies such business opportunity prior to us becoming aware of it, or if the business opportunity is initially identified by the Apollo Group solely through the disclosure of information by or on behalf of us.
So long as Apollo continues to beneficially own a significant amount of our equity, even if such amount is less than 50%, it may continue to be able to strongly influence or effectively control our decisions. For example, our bylaws will require the approval of a majority of the directors nominated by Apollo voting on the matter for certain important matters, including mergers and acquisitions, issuances of equity and the incurrence of debt, so long as Apollo beneficially owns at least 33 1/3% of our outstanding common stock.
The price of our common stock may fluctuate significantly and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate significantly for various reasons, including: our operating and financial performance and prospects; our quarterly or annual earnings or those of other companies in our industry; conditions that impact demand for our products and services; future announcements concerning our business or our competitors' businesses; the public's reaction to our press releases, other public announcements and filings with the U.S. Securities and Exchange Commission ("SEC"); changes in earnings estimates or recommendations by securities analysts who track our common stock or industry; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions or restructurings; changes in government and environmental laws and regulation (or interpretation or enforcement thereof); changes in accounting standards, policies, guidance, interpretations or principles; arrival or departure of key personnel; the number of shares to be publicly traded after this offering; sales of common stock by us, Apollo or its affiliated funds or members of our management team; adverse resolution of new or pending litigation against us; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
In addition, the stock market has experienced significant price and volume fluctuations in recent years. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.
We currently have no plans to pay regular dividends on our common stock, so you may not receive funds without selling your common stock.
We currently have no plans to pay regular dividends on our common stock. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. The terms governing our outstanding debt also include limitations on the ability of our subsidiaries to pay dividends to us. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.
We may sell additional shares of common stock in subsequent public offerings or otherwise, including to finance acquisitions. Apollo and members of our management are restricted from reselling their shares lock-up agreements with the underwriters in our initial public offering until late September 2012, subject to certain exceptions. Immediately after the expiration of the lock-up period, the shares will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended, subject to volume limitations and applicable holding period requirements. In addition, shares issuable upon exercise of outstanding stock options will also be available for sale in the open market upon exercise by the holders.
We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.
Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	having a classified board of directors;

•	establishing limitations on the removal of directors;

•	prohibiting cumulative voting in the election of directors;

•
empowering only the board to fill any vacancy on our board of directors, whether such vacancy occurs as a     result of an increase in the number of directors or otherwise, and requiring that, as long as Apollo continues to beneficially own at least 33 1/3% of our common stock, any vacancy resulting from the death, removal or resignation of an Apollo designee be filled by a majority of the remaining directors nominated by Apollo;

•
as long as Apollo continues to beneficially own more than 50.1% of our common stock, granting Apollo the right to increase the size of our board of directors and to fill the resulting vacancies at any time;

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	prohibiting stockholders from acting by written consent or calling a special meeting if less than 50.1% of our outstanding common stock is beneficially owned by Apollo;

•
requiring the approval of a majority of the directors nominated by Apollo voting on the matter to approve certain business combinations and certain other significant matters so long as Apollo beneficially owns at least 33 1/3% of our common stock; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.
Our bylaws will also require the approval of a majority of directors nominated by Apollo voting on the matter for certain important matters, including mergers and acquisitions, issuances of equity and the incurrence of debt, as long as Apollo beneficially owns at least 33 1/3% of our outstanding common stock. In addition, as long as Apollo beneficially owns a majority of our outstanding common stock, Apollo will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these charter, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by Apollo and its rights to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The terms of the indenture governing our senior notes and our senior secured credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness, if any, incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments,” “Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”
 The additional requirements of having a class of publicly traded equity securities may strain our resources and distract management.
Even though RBS Global and Rexnord LLC previously filed reports with the SEC, we are now or will become subject to additional reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act, effects comprehensive changes to public company governance and disclosures in the United States and will subject us to additional federal regulation. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how the Dodd-Frank Act and such regulations will impact the cost of compliance for a company with publicly traded common stock. We are currently evaluating and monitoring developments with respect to the Dodd-Frank Act and other new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a company with publicly traded common stock and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.
The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, we will be required for fiscal 2013 to include a report of management on our internal control over financial reporting in our Annual Report on Form 10-K, and our independent public accountants auditing our financial statements must attest to the effectiveness of our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to management's assessment of the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2012, we had 36 principal manufacturing, warehouse and repair facilities, 24 of which are located in North America, five in Europe, one in Australia, two in South America and four in Asia. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.
We own and lease our Process & Motion Control facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal Process & Motion Control manufacturing, warehouse and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Auburn, AL	Coupling	133,000	Leased
Bridgeport, CT	Special Components	31,000	Owned
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Downers Grove, IL (2 facilities)	Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	34,000	Leased
Mexico City, Mexico	Warehouse and Gear	36,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	47,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	54,000	Owned
Rockford, IL	Coupling	22,500	Leased
Salt Lake City, UT	Warehouse	29,000	Leased
Simi Valley, CA (2 facilities)	Aerospace	55,000	Leased
Stuarts Draft, VA	Gear	97,000	Owned
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	33,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned
Europe
Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	79,000	Owned
Dortmund, Germany	Coupling	36,000	Owned
Gloucestershire, England	Coupling	20,500	Leased
Gravenzande, Netherlands	Flattop	117,000	Leased
South America
Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned
Santiago, Chile	Gear Repair	15,000	Leased
Australia
Newcastle, Australia	Gear	65,000	Owned
Asia
Changzhou, China	Gear and Coupling	206,000	Owned
Shanghai, China	Gear and Coupling	47,000	Leased
Shanghai, China	Industrial Chain and Flattop	134,000	Leased
Thane, India	Coupling	16,500	Leased

Within Water Management, as of March 31, 2012, we had 25 principal manufacturing and warehouse facilities, 20 of which are located in North America, two in Europe and three in Asia, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Abilene, Texas	Commercial Brass	177,000	Owned
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	37,000	Owned
Dallas, Texas	Warehouse	52,000	Leased
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,000	Leased
Erie, Pennsylvania	Specification Drainage	100,000	Owned
Harborcreek, Pennsylvania	Specification Drainage/PEX	15,000	Leased
Hayward, California	Warehouse	23,500	Leased
Levittown, Pennsylvania	Warehouse	40,000	Leased
Mars, Pennsylvania	Water and Wastewater	63,000	Owned
Mississauga, Ontario	Manufacturing/Warehouse	28,000	Leased
Mississauga, Ontario	Warehouse	25,000	Leased
Norcross, Georgia	Warehouse	96,000	Leased
Northwood, Ohio	Warehouse	18,000	Leased
Ontario, California	Warehouse	115,000	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sacramento, California	Warehouse	16,000	Leased
Sanford, North Carolina	Commercial Brass	78,000	Owned

Europe
Hodonin, Czech Republic	Water and Wastewater	350,000	Owned
Mannheim, Germany	Water and Wastewater	97,000	Leased

Asia
Secunderabad, India	Water and Wastewater	31,000	Owned
Taicang, China (2 facilities)	Water and Wastewater	225,000	Owned
In addition, we lease various sales offices, and an engineering and sourcing center in Zhuhai, China.  We also own approximately 58,000 square feet of manufacturing space in Magog, Quebec, and lease approximately 14,000 square feet of office space in West Palm Beach, Florida and approximately 150,000 square feet of manufacturing space in Falconer, New York.
We believe our Process & Motion Control and Water Management properties are sufficient for our current and future anticipated needs.
ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Part II Item 8, Note 18 - Commitments and Contingencies to the consolidated financial statements of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	41	President, Chief Executive Officer and Director	2009
Mark W. Peterson	40	Senior Vice President and Chief Financial Officer	2011
Praveen R. Jeyarajah	44	Executive Vice President-Corporate & Business Development and Director	2010
Information about the business experience of our executive officers during the past five fiscal years is as follows:
Todd A. Adams became our President and Chief Executive Officer in 2009. Mr. Adams joined us in 2004 as Vice President, Treasurer and Controller; he has also served as Senior Vice President and Chief Financial Officer from 2008 to 2009 and as President of the Water Management platform in 2009.
Mark W. Peterson became our Senior Vice President and Chief Financial Officer in November 2011. Mr. Peterson previously served as Vice President and Controller of Rexnord from 2008 to 2011 and as a Rexnord Divisional CFO from 2006 to 2008. Mr. Peterson is a certified public accountant.
Praveen R. Jeyarajah became our Executive Vice President-Corporate & Business Development in 2010. Mr. Jeyarajah first became a director in connection with the Carlyle Acquisition in 2002 and served in that capacity until the Apollo acquisition in July 2006. Mr. Jeyarajah again became a director in October 2006. Prior to becoming our Executive Vice President-Corporate & Business Development, Mr. Jeyarajah was a Managing Director at Cypress Group, LLC from 2006 to 2010 and a Director of Jacuzzi Brands Corp. until 2010.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN” since March 29, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2012	High	Low
Fourth Quarter (from March 29, 2012)	$21.50	$19.00
As of April 30, 2012, there were 94,442,022 shares of our common stock outstanding held by 23 holders of record. We believe the number of beneficial owners of our common stock exceeds 500.
Dividend Policy
We did not pay any dividends in fiscal 2012 or 2011. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. In addition, our senior secured credit facilities and the indentures governing our senior notes limit our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.
Performance Graph
Since our stock was traded on the NYSE for only two trading days during our 2012 fiscal year, pursuant to SEC rules and related interpretations, we are not required to include the performance graph herein, but plan to do so next year.

Use of Proceeds
On March 28, 2012, our registration statement on Form S-1 (Commission File No. 333-174504), as amended, filed in connection with our initial public offering (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”). Pursuant to the registration statement, we registered the offer and sale of, and on March 29, 2012, sold, 27,236,842 shares of common stock, which includes 3,552,631 shares sold as a result of the full exercise by the underwriters of their option to purchase additional shares, at a public offering price of $18.00 per share for an aggregate offering price of $490.2 million. BofA Merrill Lynch, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Barclays Capital Inc. acted as joint book-running managers in connection with the IPO. The IPO closed on April 3, 2012.
The net proceeds of the IPO to us, after deducting $28.2 million of underwriting discounts and commissions, were approximately $462.0 million. In connection with the IPO, the Company incurred additional expenses of $2.6 million. There has been no material change in our planned use of the net proceeds from the IPO, which was described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 30, 2012. On April 3, 2012, we paid Apollo Management VI, L.P., an affiliate of a greater-than-5% beneficial owner of our common stock, a fee of $15.0 million in connection with the termination of our previous management services agreement. In addition, on April 17, 2012, we redeemed $300.0 million in aggregate principal amount of our 11.75% senior subordinated notes due 2016 (the “11.75% Notes”), and paid early redemption premiums of $17.6 million and $7.4 million of accrued interest. We invested the net remaining proceeds in accordance with our cash investment policies and intend to use them for general corporate purposes.
Certain of our other affiliates, including George M. Sherman (our Non-Executive Chairman) and Todd A. Adams and Praveen R. Jeyarajah (both of whom are executive officers), were holders of $3.8 million of the 11.75% Notes prior to the April 17, 2012 redemption discussed above, and, therefore, received net proceeds from the IPO in connection with the repayment of such indebtedness. Pursuant to the terms of the 11.75% Notes, those affiliates were also entitled to receive accrued interest and prepayment premiums in respect of such indebtedness -- as such, they received $4.0 million in the aggregate.
Recent Sales of Unregistered Securities
Set forth below is certain information regarding securities issued by us during the last three years in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), including the consideration we received for such issuances. All of these sales of unregistered securities represent the exercise of employee stock options, with the exception of the sale of shares to certain pre-acquisition VAG employees on January 10, 2012.

•
On August 10, 2009, we issued 109,541 shares of common stock to an employee for an aggregate purchase price of $187,626 and 23,386 shares of common stock to another employee for an aggregate purchase price of $64,331.

•
On August 14, 2009, we issued 38,446 shares of common stock to an employee for an aggregate purchase price of $184,166 and 26,225 shares of common stock to another employee for an aggregate purchase price of $125,622.

•	On August 16, 2009, we issued 115,947 shares of common stock to an employee for an aggregate purchase price of $555,409.

•	On December 13, 2010, we issued 65,729 shares of common stock to an employee for an aggregate purchase price of $112,853.

•	On December 17, 2010, we issued 341,749 shares of common stock to an employee for an aggregate purchase price of $1,637,034.

•	On February 14, 2011, we issued 16,883 shares of common stock to an employee for an aggregate purchase price of $80,908.

•	On June 21, 2011, we issued 5,465 shares of common stock to an employee for an aggregate purchase price of $26,260.

•	On January 10, 2012, we issued 113,471 shares of common stock to employees in connection with the VAG acquisition for an aggregate purchase price of $2,126,202.
Each issuance of securities described above was exempt from registration under the Securities Act in accordance with Section 4(2) thereof, as a transaction by the issuer not involving a public offering. We determined that the purchasers of securities in these transactions were either accredited or sophisticated investors and were provided access to all relevant information necessary to evaluate the investment.

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2012, or fiscal 2012, means the period from April 1, 2011 to March 31, 2012. The Statement of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2012 (1)	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009 (2)	Year Ended March 31, 2008 (3)
Statement of Operations:
Net Sales	$1,969.6	$1,699.6	$1,510.0	$1,882.0	$1,853.5
Cost of Sales	1,276.1	1,102.8	994.4	1,290.1	1,250.4
Gross Profit	693.5	596.8	515.6	591.9	603.1
Selling, General and Administrative Expenses	389.4	329.1	297.7	467.8	313.3
Gain on Canal Street Accident, net (4)	—	—	—	—	(29.2)
Intangible Impairment Charges	—	—	—	422.0	—
Restructuring and Other Similar Costs	11.4	—	6.8	24.5	—
Amortization of Intangible Assets	50.9	48.6	49.7	48.9	49.9
Income (Loss) from Operations	241.8	219.1	161.4	(371.3)	269.1
Non-Operating Income (Expense):
Interest Expense, net	(176.2)	(180.8)	(194.2)	(230.4)	(254.3)
(Loss) Gain on the Extinguishment of Debt	(10.7)	(100.8)	167.8	103.7	—
Loss on Divestiture (5)	(6.4)	—	—	—	(11.2)
Other (Expense) Income, net	(7.1)	1.1	(16.4)	(3.0)	(5.3)
Income (Loss) Before Income Taxes	41.4	(61.4)	118.6	(501.0)	(1.7)
Provision (Benefit) for Income Taxes	11.5	(10.1)	30.5	(72.0)	(1.3)
Net Income (Loss)	$29.9	$(51.3)	$88.1	$(429.0)	$(0.4)
Net Income (Loss) per share:
Basic	$0.45	$(0.77)	$1.32	$(6.43)	$(0.01)
Diluted	$0.42	$(0.77)	$1.27	$(6.43)	$(0.01)
Weighted-average number of shares outstanding (6):
Basic	66,751	66,757	66,753	66,728	65,771
Effect of dilutive stock options	5,314	—	2,410	—	—
Diluted	72,065	66,757	69,163	66,728	65,771

Other Data:
Net Cash Provided By (Used For):
Operating Activities	139.3	164.5	155.5	155.0	232.7
Investing Activities	(324.2)	(35.5)	(22.0)	(54.5)	(121.6)
Financing Activities	93.2	(6.9)	(161.5)	36.6	(15.6)
Depreciation and Amortization of Intangible Assets	114.4	106.1	109.3	109.6	104.1
Capital Expenditures	58.5	37.6	22.0	39.1	54.9

	March 31,
(dollars in millions)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and Cash Equivalents	$298.0	$391.0	$263.9	$287.9	$156.3
Working Capital (7)	551.0	483.6	481.9	555.2	447.1
Total Assets	3,290.9	3,099.7	3,016.5	3,218.8	3,826.3
Total Debt (8)	2,423.7	2,314.1	2,215.5	2,526.1	2,536.8
Stockholders’ Deficit	(80.8)	(88.2)	(57.5)	(177.8)	273.1
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2012 reflects the acquisition of Autogard subsequent to April 2, 2011 and VAG subsequent to October 10, 2011 and excludes the assets associated with a divestiture of a German subsidiary on July 19, 2011. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisitions and the assets divested on the date of the divestiture.

(2)
Consolidated financial data as of and for the year ended March 31, 2009 reflects the fair value of the assets acquired and liabilities assumed in connection with the Fontaine acquisition on February 27, 2009. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the Fontaine acquisition.

(3)
Consolidated financial data as of and for the year ended March 31, 2008 reflects the fair value of assets acquired and liabilities assumed in connection with the GA acquisition on January 31, 2008. As a result, the comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the GA acquisition.

(4)
The Company recognized a net gain of $35.2 million related to the Company's Canal Street facility in Milwaukee, WI accident from the date of the accident (December 6, 2006) through March 31, 2008. $14.2 million of the net gain represents the excess property insurance recoveries (at replacement value) over the write-off of tangible assets (at net book value) and other direct expenses related to the accident. The remaining $21.0 million gain is comprised of business interruption insurance recoveries.

(5)
On July 19, 2011, the Company sold substantially all of the net assets of a non-material business based in Germany. The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012. On March 28, 2008, we sold a French subsidiary, Rexnord SAS, to members of our local management team for €1 (one Euro). This loss includes Rexnord SAS's cash on hand of $2.5 million at March 28, 2008 that, pursuant to the agreement was included with the net assets divested.

(6)
The IPO of the Company's common stock closed on April 3, 2012. Therefore, the common stock issued in connection with the IPO is not included in the outstanding shares as of March 31, 2012 or any prior date. See Part II Item 8 Note 22 - Subsequent Events to the consolidated financial statements for further information.

(7)	Represents total current assets less total current liabilities.

(8)	Total debt represents long-term debt plus the current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of results of operations and financial condition covers periods prior to the acquisition of Autogard Holdings Limited and affiliates ("Autogard") and VAG Holdings GmbH and affiliates ("VAG"), as well as after the divestiture of a non-material, underperforming business (the "divestiture"). Our financial performance includes Autogard subsequent to April 2, 2011, VAG subsequent to October 10, 2011, and excludes the divestiture subsequent to July 19, 2011. Accordingly, the discussion and analysis does not reflect the impact of the Autogard and VAG transactions or the divestiture prior to their respective dates. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2012, or fiscal 2012, means the period from April 1, 2011 to March 31, 2012.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also “Cautionary Notice Regarding Forward-Looking Statements” found elsewhere in this report.
The information contained in this section is provided as a supplement to the audited consolidated financial statements and the related notes included elsewhere in this prospectus to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. This section is organized as follows:
Company Overview. This section provides a general description of our business.
Restructuring and Other Similar Costs. This section provides a description of the restructuring actions we executed to reduce operating costs and improve profitability.
Financial Statement Presentation. This section provides a brief description of certain items and accounting policies that appear in our financial statements and general factors that impact these items.
Critical Accounting Estimates. This section discusses the accounting policies and estimates that we consider to be important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application.
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2012 and 2011 in each case as compared to the prior period's performance.
Non-GAAP Financial Measure. This section provides an explanation of a certain Non-GAAP financial measure we use.
Covenant Compliance. This section provides a description of certain restrictive covenants with which our senior secured credit facilities require us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2012, 2009 and 2010, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2012.
Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and commodity prices.
 Unless otherwise indicated, the information contained in this discussion reflects that each share of common stock outstanding immediately prior to the Company's March 19, 2012 4.1627-for-one stock split has been split into 4.1627 shares of common stock.
Company Overview
We believe we are a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly trusted brands that serve a diverse array of global end-markets. Our heritage of innovation and specification have allowed us to provide highly engineered, mission critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our company in a disciplined way and RBS is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.

Restructuring and Other Similar Costs
During fiscal 2012, we commenced certain restructuring actions to reduce operating costs while modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of the overall management of our product portfolio. The restructuring actions primarily resulted in workforce reductions, lease termination, inventory write-off, asset impairment and the consolidation of certain North American water and waste water treatment facilities. We recorded restructuring charges of $11.4 million during fiscal 2012.
Beginning in fiscal 2009 and through fiscal 2010, we executed certain restructuring actions to reduce operating costs and improve profitability. As these restructuring actions were substantially completed during fiscal 2010, we did not record any restructuring charges during the year ended March 31, 2011. We recorded restructuring charges of $6.8 million for the year ended March 31, 2010, primarily consisting of severance costs related to workforce reductions.
Financial Statement Presentation
The following paragraphs provide a brief description of certain items and accounting policies that appear in our financial statements and general factors that impact these items.
Net Sales. Net sales represent gross sales less deductions taken for sales returns and allowances and incentive rebate programs.
Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, insurance, pension and postretirement benefits, information technology costs and other manufacturing related costs.
The largest component of our cost of sales is cost of materials, which represented approximately 36% of net sales in fiscal 2012. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
The next largest component of our cost of sales is direct and indirect labor, which represented approximately 15% of net sales in fiscal 2012. Direct and indirect labor and related fringe benefit costs are susceptible to inflationary trends.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily includes sales and marketing, finance and administration, engineering and technical services and distribution. Our major cost elements include salary and wages, fringe benefits, pension and postretirement benefits, insurance, depreciation, advertising, travel and information technology costs.
Critical Accounting Estimates
The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.
We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.
Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2012, 2011 and 2010 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no other significant post-shipment obligations.

Receivables. Receivables are stated net of allowances for doubtful accounts of $6.4 million at March 31, 2012 and $5.3 million at March 31, 2011. On a regular basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 60% of the Company’s total inventories as of March 31, 2012 and 2011 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $2.6 million, $3.8 million, and $7.1 million, during fiscal 2012, 2011, and 2010, respectively.
Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment.
Intangible assets are amortized over the shorter of their legal life or estimated useful life as follows:

Trademarks and tradenames	No amortization (indefinite life)
Patents	2 to 20 years
Customer Relationships	3 to 15 years
Non-compete	2 to 5 years
Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	10 to 30 years
Machinery and equipment	5 to 10 years
Computer hardware and software	3 to 5 years
An impairment review of specifically identifiable amortizable intangible or tangible fixed assets is performed if an indicator of impairment, such as an operating loss or cash outflow from operating activities or a significant adverse change in the business or market place, exists. Estimates of future cash flows used to test the asset for impairment are based on current operating projections extended to the useful life of the asset group and are, by their nature, subjective.
Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections and a market value approach. The discount rate utilized within our impairment test is based upon the weighted average cost of capital of comparable public companies.
We expect to recognize amortization expense on the intangible assets subject to amortization of $49.7 million in fiscal 2013, $49.6 million in fiscal 2014, $49.3 million in fiscal 2015, $48.9 million in fiscal 2016, and $30.0 million in fiscal 2017, respectively.

Retirement benefits. We have significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the current health care cost trend rate. We consider current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the beginning of the year (the "corridor") in operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Part II Item 8, Note 15 - Retirement Benefits to the consolidated financial statements of this Annual Report for additional information.
The obligation for postretirement benefits other than pension also is actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.
Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to foreign and state net operating loss carryforwards; and a partial valuation allowance against foreign tax credit carryforwards.
Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy.
Through acquisitions, we have assumed presently recorded and potential future liabilities relating to product liability, environmental and other claims. We have recorded reserves for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those reserves. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods.
Warranty Reserves. Reserves are recorded on our consolidated balance sheets to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Environmental Liabilities. We accrue an estimated liability for each environmental matter when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We presume that a matter is probable of an unfavorable outcome if (a) litigation has commenced or a claim has been asserted or if commencement of litigation or assertion of a claim is probable and (b) if we are somehow associated with the site. In addition, if the reporting entity has been named as a Potentially Responsible Party (“PRP”), an unfavorable outcome is presumed.
Estimating environmental remediation liabilities involves an array of issues at any point in time. In the early stages of the process, cost estimates can be difficult to derive because of uncertainties about a variety of factors. For this reason, estimates developed in the early stages of remediation can vary significantly, and, in many cases, early estimates later require significant revision. The following are some of the factors that are integral to developing cost estimates:

•	The extent and types of hazardous substances at a site;

•	The impact, if any, on natural resources and third parties

•	The range of technologies that can be used for remediation;

•	Evolving standards of what constitutes acceptable remediation; and

•	The number and financial condition of other PRPs and the extent of their responsibility for the remediation.
An estimate of the range of an environmental remediation liability typically is derived by combining estimates of various components of the liability, which themselves are likely to be ranges. At the early stages of the remediation process, particular components of the overall liability may not be reasonably estimable. This fact does not preclude our recognition of a liability. Rather, the components of the liability that can be reasonably estimated are viewed as a surrogate for the minimum in the range of our overall liability. Estimated legal and consulting fees are included as a component of our overall liability.
Asbestos Claims and Insurance for Asbestos Claims. As noted in Part II Item 8, Note 18 - Commitments and Contingencies of notes to the consolidated financial statements, of this Annual Report, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
The present estimate of our asbestos liability assumes (i) our continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against Zurn will decline modestly through the next ten years; (iii) the values by disease will remain consistent with past experience and (iv) our insurers will continue to pay defense costs without eroding the coverage amounts of our insurance policies. Our potential asbestos liability could be adversely affected by changes in law and other factors beyond our control. Further, while our current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time period and such liability could be substantial.
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2012 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification (“ASC”) No. 350, “Intangibles-Goodwill and Other” (“ASC 350”), which now permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The implementation of this guidance is not expected to have a material impact on our results of operations, financial position, or cash flows.

In June 2011, the Financial Accounting Standards Board issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which no longer permits presentation of other comprehensive income and its components in the statement of shareholders' equity. Rather, companies may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement must be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with earlier adoption permitted. The implementation of this guidance is not expected to have a material impact on our results of operations, financial position, or cash flows.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of March 31, 2012 through May 9, 2012 and have concluded that the following subsequent events have occurred during such period:
Initial Public Offering
On April 3, 2012, we closed the initial public offering ("IPO") of our common stock. In the IPO, the Company registered its common stock with the SEC and subsequently offered and sold 27,236,842 shares of common stock, at a public offering price of $18.00 per share for an aggregate offering proceeds of $462.0 million, net of $28.2 million of underwriting discounts and commissions. In connection with the IPO, we incurred additional expenses of $2.6 million. We also expect to recognize an additional charge of $15.0 million to terminate our management agreement with Apollo and use $325.0 million of cash to redeem the 11.75% Notes discussed below. For additional information regarding our IPO and our use of proceeds see Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" elsewhere in this Annual Report.
Redemption of 11.75% Notes
On April 17, 2012, our subsidiaries, RBS Global and Rexnord LLC completed a full redemption of all of the 11.75% senior subordinated notes due 2016 (the “11.75% Notes”) that were then outstanding under the indenture, (as amended or supplemented, the “11.75% Notes Indenture”). We utilized proceeds from the IPO and paid an aggregate of approximately $325.0 million, which consisted of $300.0 million aggregate principal amount of 11.75% Notes, plus early redemption premiums of $17.6 million and accrued interest of $7.4 million. Upon the redemption, the 11.75% Notes Indenture was discharged in accordance with its terms, except for certain obligations of the trustee. We expect to recognize a related expense of $21.1 million in the first quarter of fiscal 2013, which is comprised of the $17.6 million tender premium and a $3.5 million non-cash write-off of deferred financing costs.
Guarantee
On April 17, 2012, Rexnord Corporation entered into a second supplemental indenture, with respect to RBS Global's and Rexnord LLC's 8.50% senior notes due 2018 (the “8.50% Notes”). Pursuant to the supplemental indenture, Rexnord Corporation fully and unconditionally guaranteed the 8.50% Notes.
Incremental Assumption Agreement
On April 18, 2012, our subsidiaries, Chase Acquisition I, Inc., RBS Global, Rexnord LLC, and the subsidiaries of RBS Global that are guarantors under the Second Amended and Restated Credit Agreement, dated as of March 15, 2015 (the "Second Restated Credit Agreement") entered into an Incremental Assumption Agreement relating to the Second Restated Credit Agreement. The Incremental Assumption Agreement, which was contemplated by the Second Restated Credit Agreement, increased the amount of the existing revolving credit commitments under the Second Restated Credit Agreement by $85.0 million, from $180.0 million to $265.0 million.

Results of Operations
VAG Acquisition
On October 10, 2011, we acquired VAG for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition expanded our existing Water Management platform and allows us to further expand into key markets outside of North America. Our financial position and results of operations include VAG subsequent to October 10, 2011.
Divestiture
On July 19, 2011, we sold substantially all of the net assets of a non-material, underperforming business within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.9 million received to date and $0.6 million to be received in future periods) (the “divestiture”). We recorded a pre-tax loss on the divestiture of approximately $6.4 million during fiscal 2012, which is subject to a final working capital settlement. Our financial position and results of operations include the divestiture up to July 19, 2011.
Autogard Acquisition
On April 2, 2011, we acquired Autogard for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands our global Process & Motion Control platform and will allow us to provide increased capabilities and support to our global customer base. Our financial position and results of operations include Autogard subsequent to April 2, 2011.
Fiscal Year Ended March 31, 2012 Compared with the Fiscal Year Ended March 31, 2011
Net Sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	Change	% Change
Process & Motion Control	$1,336.1	$1,175.1	$161.0	13.7%
Water Management	633.5	524.5	109.0	20.8%
Consolidated	$1,969.6	$1,699.6	$270.0	15.9%
Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2012 increased 14% from the prior year to $1,336.1 million. Core net sales, which excludes foreign currency fluctuations and a 2% unfavorable year-over-year impact from the divestiture, increased by 14% year-over-year, due to solid demand, market share gains across the majority of our served global markets, and new product growth.
Water Management
Water Management net sales for the year ended March 31, 2012 increased 21% from the prior year to $633.5 million. Core net sales, which excludes foreign currency fluctuations and the 19% impact of the VAG acquisition, increased by 2% year-over-year, primarily due to market share gains and increased alternative market sales, which was partially offset by lower shipments to the North American municipal water markets.

Income from Operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	Change
Process & Motion Control	$230.3	$181.1	$49.2
% of net sales	17.2%	15.4%	1.8%
Water Management	51.3	69.4	(18.1)
% of net sales	8.1%	13.2%	(5.1)%
Corporate	(39.8)	(31.4)	(8.4)
Consolidated	$241.8	$219.1	$22.7
% of net sales	12.3%	12.9%	(0.6)%
Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2012 increased 27.2% to $230.3 million or 17.2% of net sales (including $5.4 million of restructuring charges) compared to $181.1 million or 15.4% of net sales in fiscal 2011. Excluding the impact of restructuring charges, income from operations as a percent of net sales increased 220 basis points from the prior period as the result of productivity gains and operating leverage on higher year-over-year sales volume net of investment in new product development and global growth capabilities.
Water Management
Water Management income from operations for the year ended March 31, 2012 was $51.3 million or 8.1% of net sales. Fiscal 2012 operating margins were adversely impacted by $5.0 million of restructuring charges and $5.3 million of inventory adjustments primarily related to the acquisition of VAG (an aggregate 160 basis point impact). Excluding restructuring and the inventory adjustment income from operations for the year ended March 31, 2012 was $61.6 million or 9.7% of net sales compared to $69.4 million or 13.2% of net sales in fiscal 2011. Adjusted income from operations as a percent of sales decreased 350 basis point year-over-year as a result of lower profitability of certain long-lead time projects within the North American municipal water markets, short-term facility consolidation costs as well as the mix impact of the VAG acquisition.
Corporate
Corporate expenses were $39.8 million in fiscal 2012, which includes $9.1 million of expense related to the fourth quarter adjustment for actuarial losses on pension and postretirement benefit obligations, compared to expenses of $31.4 million in fiscal 2011.
Interest Expense, Net. Interest expense, net was $176.2 million during the year ended March 31, 2012 compared to $180.8 million during the year ended March 31, 2011. The year-over-year reduction in interest expense is primarily the result of the extinguishment of our remaining PIK toggle senior indebtedness in the first quarter of fiscal 2012.
Loss on the Extinguishment of Debt. Loss on the extinguishment of debt was $10.7 million for the year ended March 31, 2012 compared to $100.8 million during the year ended March 31, 2011. During fiscal 2012 we recorded a $0.7 million and $10.0 million loss on debt extinguishment as a result of the extinguishment of the PIK toggle senior indebtedness and the refinancing of the senior secured credit facilities, respectively. During fiscal 2011, we recorded a $100.8 million loss on debt extinguishment as a result of our cash tender offer for certain outstanding debt, which was comprised of a bond tender premium paid to the lender and the non-cash write-off of deferred financing fees and net original issuance discount. See “Liquidity and Capital Resources” below for additional information.
Other (Expense) Income, Net. Other expense, net for the year ended March 31, 2012 was $7.1 million, consisting of management fee expense of $3.0 million, foreign currency transaction losses of $5.2 million and other miscellaneous income of $1.1 million. In the first quarter of fiscal year 2013, we will recognize an expense of $15.0 million related to the termination of the management agreement with Apollo. Other income, net for the year ended March 31, 2011 was $1.1 million, consisting of management fee expense of $3.0 million, income in unconsolidated affiliates of $4.1 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010), foreign currency transaction gains of $1.5 million and other net miscellaneous expenses of $1.5 million.

Provision (benefit) for Income Taxes. The income tax provision in fiscal 2012 was $11.5 million or an effective tax rate of 27.8%. The provision recorded differs from the statutory rate mainly due to the utilization of certain U.S. foreign tax credit carryforwards which had a valuation allowance recorded against them based upon the original determination that the realization of such benefits was not deemed more-likely-than-not; the recognition of certain foreign related branch losses for U.S. income tax purposes, partially offset by an increase in the valuation allowance related to foreign net operating loss carryforwards for which such realization was not deemed more-likely-than-not. The income tax benefit in fiscal 2011 was $(10.1) million or an effective tax rate of 16.4%. The benefit recorded differs from the statutory rate mainly due to the effect of an increase in the valuation allowance related to foreign tax credit carryforwards for which such realization was not deemed more-likely-than-not. See Part II Item 8, Note 16 - Income Taxes of the consolidated financial statements for more information on income taxes.
Net Income (Loss). The net income recorded in fiscal 2012 was $29.9 million, or $0.42 per diluted share, as compared to a net loss of $51.3 million, or $(0.77) per diluted share, in the prior year due to the factors described above.
Fiscal Year Ended March 31, 2011 Compared with the Fiscal Year Ended March 31, 2010
Net Sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2011	March 31, 2010	Change	% Change
Process & Motion Control	$1,175.1	$1,003.7	$171.4	17.1%
Water Management	524.5	506.3	18.2	3.6%
Consolidated	$1,699.6	$1,510.0	$189.6	12.6%
Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2011 increased 17.1% from the prior year to $1,175.1 million. Core net sales, which excludes foreign currency fluctuations, increased by 17.5% year-over-year driven by solid international growth, improved demand in our North America end markets and market share gains across many of our products.
Water Management
Water Management net sales for the year ended March 31, 2011 increased 3.6% from the prior year to $524.5 million. Core net sales, which excludes the foreign currency fluctuations, increased by 3.1% year-over-year as a result of targeted market share gains and growth in alternative markets, which more than offset the overall decline in the core infrastructure and commercial construction markets, which we estimated to be down 15% year-over-year based on McGraw-Hill construction data.
Income (loss) from Operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2011	March 31, 2010	Change
Process & Motion Control	$181.1	$116.5	$64.6
% of net sales	15.4%	11.6%	3.8%
Water Management	69.4	76.1	(6.7)
% of net sales	13.2%	15.0%	(1.8)%
Corporate	(31.4)	(31.2)	(0.2)
Consolidated	$219.1	$161.4	$57.7
% of net sales	12.9%	10.7%	2.2%
Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2011 increased 55.5% to $181.1 million compared to fiscal 2010. Income from operations as a percent of net sales increased 380 basis points from the prior year to 15.4%. The improvement in fiscal 2011 operating margin is primarily the result of our improved operating leverage on higher year-over-year net sales volume, productivity gains and cost reduction actions, partially offset by higher material costs and targeted investments in new product development and global growth capabilities.

Water Management
Water Management income from operations for the year ended March 31, 2011 declined 8.8% to $69.4 million compared to fiscal 2010. Income from operations as a percent of net sales decreased 180 basis points from the prior year to 13.2%. The decline in fiscal 2011 operating margin is primarily the result of higher year-over-year material costs and the impact of profit variability within certain water and wastewater project shipments in the current year compared to the prior year as well as investments in new product development and growth initiatives.
Corporate
Corporate expenses increased by $0.2 million to $31.4 million in fiscal 2011 from $31.2 million in fiscal 2010.
Interest Expense, Net. Interest expense, net was $180.8 million during the year ended March 31, 2011 compared to $194.2 million during the year ended March 31, 2010. The year-over-year reduction in interest expense was primarily the result of the lower weighted average fixed borrowing rates on our senior notes, as well as a reduction in our PIK toggle senior indebtedness from a fiscal 2010 repurchase discussed below, partially offset by a slight increase in average debt outstanding as a result of the incremental notes issued in connection with the April 2010 refinancing described below.
(Loss) Gain on the Extinguishment of Debt. During fiscal 2011, we recorded a $100.8 million loss on debt extinguishment as a result of our early repayment of debt in April 2010 pursuant to cash tender offers. The $100.8 million charge was comprised of a bond tender premium paid to the lenders and the non-cash write-off of deferred financing fees and net original issuance discount. During fiscal 2010, we recorded a $167.8 million gain on debt extinguishment as a result of the purchase and extinguishment of a portion of our PIK toggle senior indebtedness and our April 2009 debt exchange offer.
Other Income (Expense), Net. Other income, net for the year ended March 31, 2011 was $1.1 million, consisting of management fee expense of $3.0 million, income in unconsolidated affiliates of $4.1 million (including a $3.4 million gain recorded as a result of our step acquisition of 100% of the voting shares in Mecánica Falk on August 31, 2010), foreign currency transaction gains of $1.5 million and other net miscellaneous expenses of $1.5 million. Other expense, net for the year ended March 31, 2010 was $16.4 million, consisting of management fee expense of $3.0 million, transaction costs associated with a debt exchange offer of $6.0 million, foreign currency transaction losses of $4.3 million and other net miscellaneous expenses of $3.1 million.
(Benefit) Provision for Income Taxes. The income tax benefit in fiscal 2011 was $(10.1) million or an effective tax rate of 16.4%. The benefit recorded differs from the U.S. federal statutory rate mainly due to the effect of the increase in the valuation allowance related to foreign tax credit carryforwards for which such realization is not deemed to be more-likely-than-not. The income tax provision in fiscal 2010 was $30.5 million or an effective tax rate of 25.7%. The provision recorded differs from the statutory rate mainly due to the effect of the income tax benefit recognized as a result of a decrease to the liability for unrecognized tax benefits associated with the conclusion of the Internal Revenue Service (“IRS”) examination and certain benefits provided under a new Brazilian tax settlement program. See Part II Item 8, Note 16 - Income Taxes of the consolidated financial statements for more information on income taxes.
Net (Loss) Income. The net loss recorded in fiscal 2011 was $51.3 million, or $(0.77) per diluted share, as compared to net income of $88.1 million, or $1.27 per diluted share, in the prior year due to the factors described above.

Non-GAAP Financial Measure
In addition to net income (loss), we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure under our senior secured credit facilities, as our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our GAAP net income). We reported Adjusted EBITDA of $387.4 million in fiscal 2012, and net income for the same period of $29.9 million.
Covenant Compliance
RBS Global's and Rexnord LLC's senior secured credit facilities contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indentures that govern our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indenture that governs our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indenture, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
 “Fixed Charges” is defined in our indentures as net interest expense, excluding the amortization or write-off of deferred financing costs.
“Adjusted EBITDA” is defined in our senior secured credit facilities as net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructurings, and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.
As of March 31, 2012, the calculation of Adjusted EBITDA under our senior secured credit facilities results in a substantially identical calculation. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net loss to Adjusted EBITDA for the fiscal year ended March 31, 2012.

(in millions)	Year Ended March 31, 2012
Net income	$29.9
Interest expense, net	176.2
Income tax provision	11.5
Depreciation and amortization	114.4
EBITDA	$332.0
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	9.1
Loss on divestiture (1)	6.4
Restructuring and other similar charges (2)	11.4
Loss on extinguishment of debt (3)	10.7
Impact of inventory fair value adjustment	4.2
Stock option expense	3.7
LIFO expense (4)	2.8
Other expense, net (5)	7.1
Subtotal of adjustments to EBITDA	$55.4
Adjusted EBITDA	$387.4
Pro-forma adjustment for acquistion of VAG (6)	$13.2
Pro-forma Adjusted EBITDA	$400.6
Fixed charges (7)	$168.4
Ratio of Adjusted EBITDA to Fixed Charges	2.38
Senior secured bank indebtedness (8)	$679.5
Senior secured bank leverage ratio (9)	1.68x
 _______________________

(1)	Represents our loss on the divestiture. See Part II Item 8, Note 3 - Acquisitions of the consolidated financial statements for more information on the divestiture.

(2)	Represents restructuring costs comprised of work force reduction, non-cash asset impairment, lease termination, and other facility rationalization costs.

(3)
The loss on extinguishment of debt is the result of the refinancing of the senior secured credit facilities, as well as the retirement of the PIK toggle senior indebtedness. See Part II Note 10 Long-Term Debt to the consolidated financial statements for more information.

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(5)
Other expense, net for the year ended March 31, 2012 consisted of management fee expense of $3.0 million, foreign currency transaction losses of $5.2 million and other miscellaneous income of $1.1 million.

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of VAG for the period from April 1, 2011 through October 10, 2011 as permitted by our senior secured credit facilities and indentures that govern our notes.

(7)	The indenture governing our senior notes define fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $270.5 million (as defined by the senior secured credit facilities) at March 31, 2012. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

(9)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary source of liquidity is available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million (as of April 18, 2012) revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2012, we had $298.0 million of cash and approximately $234.5 million of additional borrowings available to us ($134.5 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. As of March 31, 2012, the available borrowings under our credit facility were reduced by $45.5 million due to outstanding letters of credit. See “Evaluation of Subsequent Events” above for information related to the additional availability under the revolving credit facilities, as well as our IPO and repayment of certain indebtedness subsequent to March 31, 2012. As of March 31, 2011, we had $391.0 million of cash and approximately $219.6 million of additional borrowing capacity ($121.7 million of available borrowings under our revolving credit facility and $97.9 million available under our accounts receivable securitization program).
Indebtedness
As of March 31, 2012, we had $2,423.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2012	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans (1)	945.3	9.5	935.8
11.75% Senior subordinated notes due 2016 (2)	300.0	—	300.0
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3	—
Other (3)	31.1	0.5	30.6
Total Debt	$2,423.7	$10.3	$2,413.4

(1)	Includes an unamortized original issue discount of $4.7 million at March 31, 2012.

(2)
On April 17, 2012 the Company used proceeds from the IPO to fully redeem the 11.75% senior subordinated notes due 2016 (the "11.75% Notes"). See "Evaluation of Subsequent Events" above for further information.

(3)	Includes $23.4 million of financing related to our participation in the New Market Tax Credit incentive program as discussed below.
Senior Secured Credit Facility
On March 15, 2012, we entered into the Second Restated Credit Agreement. The senior secured credit facilities under the Second Restated Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $1,130 million, consisting of (i) a $950.0 million term loan facility with a maturity date of April 1, 2018; and (ii) a $180.0 million revolving credit facility with a maturity date of March 15, 2017 and borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans. On April 18, 2012, we entered into an Incremental Assumption Agreement, which increased the amount of the revolving credit facility by $85.0 million, to $265.0 million.
In connection with the refinancing in the fourth quarter of fiscal 2012, we repaid the amounts outstanding under our prior credit facility, including the term loans aggregating to $760.0 million and the $89.8 million of then-outstanding debt under our prior revolving credit facility. As a result of the repayment, we recognized a $10.0 million loss on the extinguishment of debt in the fiscal quarter ended March 31, 2012, which was comprised of the non-cash write-off of deferred financing fees, as well as payment to lenders to terminate the interest rate swaps aligned to the old term loans.

As of March 31, 2012, our outstanding borrowings under the term loan facility were $945.3 million (net of $4.7 million unamortized original issue discount). Borrowings under the term loan facility bear interest at a per annum rate equal to, at our option, either (a) in the case of ABR Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor). Additionally, for revolving commitments subject to a first lien senior secured leverage test, the rates are subject to a potential step-down to 2.75% and 3.75% for ABR Borrowings and Eurocurrency Borrowings, respectively (in the event our senior secured leverage ratio is less than 1.5 to 1.0). At March 31, 2012, using (b) above, (i) the applicable margin with respect to outstanding term loan facility borrowings was 4.00%, (ii) the weighted average interest rate of term loan facility borrowings was 5.00%, (iii) the applicable margin with respect to revolving credit facility borrowings would have been 4.00%, and (iv) the weighted average interest rate of revolving credit facility borrowings would have been 5.00%.
As of March 31, 2012, in addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum; provided that any prepayment of term loan borrowings occurring on or prior to September 15, 2012 in connection with a refinancing of such borrowings at a lower all-in yield would be subject to a prepayment penalty equal to 1.00% of the aggregate principal amount of the borrowings being refinanced.
As of March 31, 2012, the remaining mandatory principal payments prior to maturity on the term loan facilities was $57.0 million. Principal payments of $2.375 million are scheduled to be made at the end of each calendar quarter until March 31, 2018. We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. In addition, $45.5 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2012 and March 31, 2011, respectively.
The Second Restated Credit Agreement, among other things: (i) allows for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders and certain other restrictions, allows us to agree with individual lenders to extend the maturity date of any of the loans and/or commitments provided by such lenders and to otherwise modify the terms of the loans and/or commitments provided by such lenders (including, without limitation, increasing the interest rate or fees payable in respect of such loans and/or commitments and/or modifying the amortization schedule in respect of such loans); and (iii) allows for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities, in an amount not to exceed the amount of incremental facility availability under the senior secured credit facilities.
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including subordinated indebtedness); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend our organizational documents; change the business conducted by us and our subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 5.00 to 1.00. As of March 31, 2012, the senior secured bank leverage ratio was 1.68x to 1.00.
PIK Toggle Senior Indebtedness
During the first quarter of fiscal 2012, we fully retired $93.2 million of outstanding face value PIK toggle senior indebtedness due 2013 for $95.1 million in cash (including $1.5 million of accrued interest). As a result, we recognized a pre-tax loss of $0.7 million in the first quarter of fiscal 2012, which was comprised of a non-cash write-off of $0.4 million of unamortized original issue discount and $0.3 million of unamortized deferred financing costs.

Senior Notes and Senior Subordinated Notes
Outstanding Notes
At April 30, 2012, we had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). We also had outstanding $2.3 million in aggregate principal under other notes, consisting of the 8.875% senior notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 and will mature on May 1, 2018.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at our option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date.
In addition, at any time (which may be more than once) on or prior to May 1, 2013, we have the right to redeem up to 35% of the principal amount of the 8.50% Notes at a redemption price equal to 108.50% of the face amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 8.50% Notes issued remains outstanding after each redemption and such redemption occurs within a specified period after the equity offering.
 Notwithstanding the above, our ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes may be constrained or prohibited under the above-referenced senior secured credit facilities.
The senior notes are unsecured obligations. The indenture governing the 8.50% Notes permits us to incur all permitted indebtedness (as defined in the indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities.
The indenture governing the 8.50% Notes contain customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring us to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by us of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). In addition, despite the above restrictions, we may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the indentures, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance. The indentures governing the 8.875% Notes and the 10.125% senior subordinated notes due 2012 do not contain material restrictive covenants.
Senior Subordinated Notes
On April 17, 2012, we completed a full redemption of all of the 11.75% Notes that were outstanding. Although we used proceeds from the IPO to retire the 11.75% Notes, they continued to be classified on the March 31, 2012 balance sheet as long term in accordance with their original terms. See Evaluation of Subsequent Events above for additional information related to the redemption of the 11.75% Notes. In the first quarter of fiscal year 2013, we will recognize an expense of $17.6 million related to the early redemption of the 11.75% Notes.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, we finalized the results of the cash tender offers and consent solicitations with respect to any and all of its outstanding 9.50% senior notes due 2014 issued in 2006 (the "2006 9.50% Notes"), 9.50% senior notes due 2014 issued in 2009 (the "2009 9.50% Notes") and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.

In connection with the April 2010 tender offers and consent solicitations, on April 20, 2010, the Company entered into supplemental indentures, pursuant to which the 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes were issued. The supplemental indentures amended the terms governing the respective notes to, among other things, eliminate substantially all of the material restrictive covenants, eliminate or modify certain events of default and eliminate or modify related provisions in the respective indentures governing the notes.
 On April 28, 2010, we issued the 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) our cash tender offers discussed above.
We accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, we incurred an increase in long-term debt of approximately $89.5 million. We recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5
Total cash transaction costs	14.6	—	63.5	$78.1
Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9
Net financial statement impact	$(10.8)	$(11.9)	$100.8

(1)	Recorded as a component of other assets within the consolidated balance sheet.

(2)	Recorded as a reduction in the face value of long-term debt within the consolidated balance sheet.

(3)	Recorded as a component of other non-operating expense within the consolidated statement of operations.
April 2009 Exchange Offer
As previously disclosed, in April 2009, through cash tender offers, we exchanged newly-issued 2009 9.5% Notes for Rexnord Corporation PIK Toggle notes and PIK toggle loans and for 8.875% Notes. In connection with the exchange, we recognized a $167.8 million gain on debt extinguishment in fiscal 2010.
 Other Subsidiary Debt
During fiscal 2012, we received $5.5 million in net proceeds from two financing agreements with respect to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the “Investor”) and their wholly-owned community development entities in connection with our participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Investor receives certain tax credits and we have secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of this transaction, we provided an aggregate of $17.9 million to the Investor in the form of loans receivable, with a term of 30 years, bearing an interest rate of 2.0% per annum. Additionally, we received aggregate loan proceeds of $23.4 million ($17.9 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of 30 years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, we have granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and us have the ability to trigger forgiveness of the net debt which could result in a net $5.5 million non-operating gain, excluding applicable transaction costs. To the extent the loans payable are not forgiven, we would be required to repay the full amount of the outstanding $23.4 million principal balance and would concurrently receive a loan repayment of $17.9 million on the aforementioned loans receivable, resulting in a net $5.5 million use of liquidity.

The aggregate loans of $23.4 million are recorded in Long-Term Debt on the condensed consolidated balance sheet and the aggregate loans receivable of $17.9 million are recorded in Other Assets on the condensed consolidated balance sheet. We incurred $0.6 million of debt issuance costs related to the above transaction, which is being amortized over the life of the agreement.
At March 31, 2012 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $31.1 million, which includes the New Market Tax Credit program described above, and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
Accounts Receivable Securitization Program
On May 20, 2011, we entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA, which amended and restated in its entirety a facility entered into in 2007, is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.
The Program does not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”), and as such, any borrowings are accounted for as secured borrowings on the condensed consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the condensed consolidated statement of operations if revolving loans or letters of credit are obtained under the RFAA.
Borrowings under the RFAA in respect of letters of credit bear interest at 1.25% plus the greatest of (a) the prime rate in the United States, (b) 0.50 % plus the federal funds effective rate and (c) 1.50% plus (x) the LIBOR rate in effect for a three-month period divided by (y) 1.0 minus applicable reserve requirements. All other borrowings under the RFAA bear interest at a rate equal to 2.25% plus (x) the LIBOR rate in effect for a three-month period divided by (y) 1.0 minus applicable reserve requirements. Outstanding borrowings mature on May 20, 2016. In addition, a non-use fee of 0.50% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a monthly basis.
At March 31, 2012, our available borrowing capacity under the Program was $100.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of March 31, 2012, Funding was in compliance with all applicable covenants and performance ratios.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet or non-consolidated special-purpose entities.
Cash Flows
Net cash provided by operating activities in fiscal 2012 was $139.3 million compared to $164.5 million in fiscal 2011, representing a $25.2 million decrease year-over-year. The reduction in operating cash flow was primarily driven by a $43.2 million increase in working capital as a result of our increased sales volume and timing, as well as a $27.9 million year-over-year increase in cash interest payments due to the timing of our coupon interest payments related to a prior year refinancing. The resulting $45.9 million of incremental operating cash flows was primarily driven by $172.0 million of higher net core sales year-over-year.
Net cash provided by operating activities in fiscal 2011 was $164.5 million compared to $155.5 million in fiscal 2010, representing a $9.0 million increase year-over-year. The improvement in cash provided by operating activities was driven by $53.9 million of incremental cash generated on $189.6 million of higher year-over-year net sales, an $18.2 million reduction in year-over-year cash interest payments, and a $14.2 million reduction in year-over-year cash restructuring payments. That increase was partially offset by a $77.3 million increase in trade working capital as a result of the year-over-year change in sales volume.
Cash used for investing activities was $324.2 million during fiscal 2012 compared to $35.5 million during fiscal 2011. The year-over-year increase in cash used for investing activities relates to the incremental $256.8 million used for the acquisitions of VAG and Autogard (net of cash acquired), a $20.9 million increase in capital expenditures primarily due to certain facility modernization projects, and a $17.9 million use of cash for the New Market Tax Credit project, partially offset by an incremental $8.1 million of cash proceeds received in connection with the sale of certain property, plant and equipment and the divestiture during fiscal 2012.

Cash used for investing activities was $35.5 million during fiscal 2011 compared to $22.0 million during fiscal 2010. The year-over-year increase in cash used for investing activities relates to a $15.6 million increase in capital expenditures partially offset by the net cash acquired in connection with the acquisition of Mecánica Falk (excluding a $6.1 million seller-financed note payable assumed in connection with the acquisition) and $0.9 million of cash proceeds received in connection with the sale of our 9.5% interest in a non-core joint venture within our Water Management platform.
Cash provided by financing activities was $93.2 million during fiscal 2012 compared to a use of $6.9 million during fiscal 2011. The cash provided by financing activities during fiscal 2012 consisted of a $945.3 million (net of $4.7 million unamortized original issue discount) source of cash borrowed under the new term loan in connection with the refinancing of the senior secured credit facilities, proceeds of $23.4 million related to the New Market Tax Credit financing, as well as a $10.7 million payment of debt issuance costs, partially offset by the $760.0 million repayment of the old term loans in connection with the refinancing of the senior secured credit facilities, $93.5 million repayment to retire the then-outstanding PIK toggle senior indebtedness due 2013 and net repayments of outstanding borrowings of $8.2 million (including a $1.5 million payment on our then-outstanding term loan). Additionally, $2.1 million of cash was provided by the sale of common stock. The cash used for financing activities in fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of the 8.50% Notes, the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes, as well as $14.6 million of related debt issue costs. Additionally, we made repayments of $3.7 million of other long-term debt (including a $2.0 million payment on RBS Global's term loan and a $0.9 million payment to redeem 100% of RBS Global's then-outstanding 9.50% senior notes) and $0.8 million of net short-term borrowings at various foreign subsidiaries. Additionally, $1.0 million of cash was used for the purchase of common stock and $1.4 million of net cash used resulting from stock option exercises and subsequent repurchases of shares.
Cash used for financing activities was $6.9 million during fiscal 2011 compared to a use of $161.5 million during fiscal 2010. The cash used for financing activities during fiscal 2010 consisted of a $36.5 million payment made to retire a portion of our outstanding PIK toggle senior indebtedness due 2013, financing fee payments of $4.9 million associated with our April 2009 debt exchange offer, $116.1 million of long-term debt repayments (comprised of $82.7 million on our revolving credit facility, $30.0 million on our accounts receivable facility, $2.0 million of mandatory repayments on our term loans and $1.4 million on all other debt) and repayments of $2.8 million on miscellaneous short-term debt. Fiscal 2010 also included a $0.4 million use of cash for the purchase of common stock and $1.5 million of cash used to cancel stock options.
Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2012 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
8.50% Senior notes due 2018	$1,145.0	$—	$—	$—	$1,145.0
Term loans (1)	950.0	9.5	19.0	19.0	902.5
11.75% Senior subordinated notes due 2016 (2)	300.0	—	—	300.0	—
8.875% Senior notes due 2016	2.0	—	—	2.0	—
10.125% Senior subordinated notes due 2012	0.3	0.3	—	—	—
Other long-term debt	31.1	0.5	7.2	—	23.4
Interest on long-term debt obligations	946.0	145.3	288.6	286.4	225.7
Purchase commitments	148.4	143.6	4.8	—	—
Operating lease obligations	79.9	18.3	28.5	17.6	15.5
Pension and post retirement plans (3)	101.3	18.8	35.1	47.4	n/a
Totals	$3,704.0	$336.3	$383.2	$672.4	$2,312.1
_______________________

(1)	Excludes an unamortized original issue discount of $4.7 million at March 31, 2012.

(2)	On April 17, 2012, the Company fully redeemed the 11.75% Notes. See "Evaluation of Subsequent Events" above for further information.

(3)
Represents expected pension and post retirement contributions and benefit payments to be paid directly by the Company. Contributions and benefit payments beyond fiscal 2016 cannot be reasonably estimated.

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $34.1 million as of March 31, 2012, have been excluded from the contractual obligations table above. See Part II Item 8, Note 16 - Income Taxes of the consolidated financial statements for more information related to our unrecognized tax benefits.
Our pension and postretirement benefit plans are discussed in detail in Part II Item 8, Note 15 - Retirement Benefits of the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations. See “Risk Factors - Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans have increased and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”
Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign exchange forward contracts and interest rate swaps to cover known foreign exchange transactions and interest rate fluctuations.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors - Our international operations are subject to uncertainties, which could adversely affect our operating results”.
Approximately 33% of our sales originated outside of the United States in fiscal 2012. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar ("USD"), particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2012, stockholders' deficit decreased by $0.1 million from March 31, 2011 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of March 31, 2012, the result would have increased stockholders' deficit by approximately $37.2 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2012, we had outstanding forward foreign currency contracts that exchange USD for Canadian dollars (“CAD”) as well as CAD for USD. The forward contracts in place as of March 31, 2012 with expiration dates between April 2012 and March 2013 and have notional amounts of $19.0 million CAD ($18.9 million USD) and contract rates of approximately $1CAD:$1USD. These foreign exchange forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in an immaterial change in the fair value of foreign exchange forward contracts as of March 31, 2012.

Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2012, our outstanding borrowings under the term loan facility were $945.3 million (net of $4.7 million unamortized original issue discount). Borrowings under the term loan facility bear interest at a per annum rate equal to, at our option, either (a) in the case of ABR Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor). Additionally, for revolving commitments subject to a first lien senior secured leverage test, the rates are subject to a potential step-down to 2.75% and 3.75% for ABR Borrowings and Eurocurrency Borrowings, respectively (in the event our senior secured leverage ratio is less than 1.5 to 1.0). At March 31, 2012, using (b) above, (i) the applicable margin with respect to outstanding term loan facility borrowings was 4.00%, (ii) the weighted average interest rate of term loan facility borrowings was 5.00%, (iii) the applicable margin with respect to revolving credit facility borrowings would have been 4.00%, and (iv) the weighted average interest rate of revolving credit facility borrowings would have been 5.00%.
We recently terminated the interest rate swap agreements aligned to the term loans under our prior credit facilities. We will continue to assess the appropriateness of hedging interest rate risk with our outstanding variable debt under our current senior secured credit facilities.
 Our net income (loss) would likely be affected by changes in market interest rates on our variable-rate obligations. A 100 basis point increase in the March 31, 2012 interest rate would increase interest expense under the senior secured credit facilities by approximately $9.5 million on an annual basis.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information with respect to the Company’s market risk is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements included in this Form 10-K include the accounts of Rexnord Corporation and subsidiaries (collectively, the "Company”).
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2012 and 2011 and
for the years ended March 31, 2012, 2011, and 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Rexnord Corporation
We have audited the accompanying consolidated balance sheets of Rexnord Corporation and subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
May 9, 2012

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(In Millions, except share amounts)

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$298.0	$391.0
Receivables, net	342.0	270.1
Inventories, net	322.8	283.8
Other current assets	55.5	36.5
Total current assets	1,018.3	981.4
Property, plant and equipment, net	419.2	358.4
Intangible assets, net	647.1	644.7
Goodwill	1,114.7	1,016.2
Insurance for asbestos claims	42.0	65.0
Pension assets	—	4.6
Other assets	49.6	29.4
Total assets	$3,290.9	$3,099.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10.3	$104.2
Trade payables	220.6	181.7
Compensation and benefits	62.1	67.9
Current portion of pension and postretirement benefit obligations	6.3	6.1
Interest payable	49.9	51.8
Other current liabilities	118.1	86.1
Total current liabilities	467.3	497.8

Long-term debt	2,413.4	2,209.9
Pension and postretirement benefit obligations	160.5	113.2
Deferred income taxes	245.7	254.9
Reserve for asbestos claims	42.0	65.0
Other liabilities	42.8	47.1
Total liabilities	3,371.7	3,187.9

Stockholders’ deficit:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 67,741,271 at March 31, 2012 and 67,622,349 at March 31, 2011	0.7	0.7
Additional paid-in capital	298.6	292.8
Retained deficit	(361.6)	(391.5)
Accumulated other comprehensive (loss) income	(11.3)	16.1
Treasury stock at cost, 900,904 shares at March 31, 2012 and March 31, 2011	(6.3)	(6.3)
Total stockholders’ deficit	(79.9)	(88.2)
Non-controlling interest	$(0.9)	$—
Total stockholders' deficit	$(80.8)	$(88.2)
Total liabilities and stockholders’ deficit	$3,290.9	$3,099.7

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(In Millions, except share and per share amounts)

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Net sales	$1,969.6	$1,699.6	$1,510.0
Cost of sales	1,276.1	1,102.8	994.4
Gross profit	693.5	596.8	515.6
Selling, general and administrative expenses	389.4	329.1	297.7
Restructuring and other similar costs	11.4	—	6.8
Amortization of intangible assets	50.9	48.6	49.7
Income from operations	241.8	219.1	161.4
Non-operating (expense) income:
Interest expense, net	(176.2)	(180.8)	(194.2)
(Loss) gain on the extinguishment of debt	(10.7)	(100.8)	167.8
Loss on divestiture	(6.4)	—	—
Other (expense) income, net	(7.1)	1.1	(16.4)
Income (loss) before income taxes	41.4	(61.4)	118.6
Provision (benefit) for income taxes	11.5	(10.1)	30.5
Net Income (loss)	$29.9	$(51.3)	$88.1

Net income (loss) per share:
Basic	$0.45	$(0.77)	$1.32
Diluted	$0.42	$(0.77)	$1.27

Weighted-average number of shares outstanding (in thousands):
Basic	66,751	66,757	66,753
Effect of dilutive stock options	5,314	—	2,410
Diluted	72,065	66,757	69,163

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Millions, except share amounts)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest	Total Stockholders’ (Deficit)Equity
Balance at March 31, 2009	$0.7	$—	$280.0	$(428.3)	$(29.4)	$(0.8)	$—	$(177.8)
Comprehensive income (loss):
Net income	—	—	—	88.1	—	—	—	88.1
Foreign currency translation adjustments	—	—	—	—	14.7	—	—	14.7
Unrealized loss on interest rate derivatives, net of $0.3 income tax benefit	—	—	—	—	(0.5)	—	—	(0.5)
Change in pension and other postretirement defined benefit plans, net of $12.9 income tax expense	—	—	—	—	14.2	—	—	14.2
Total comprehensive income								116.5
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5
Exercise of 313,542 stock options, net of 197,594 shares surrendered as proceeds	—	—	1.1	—	—	(0.9)	—	0.2
Cost to cancel stock options	—	—	(1.5)	—	—	—	—	(1.5)
Repurchase of common stock, 72,847 shares	—	—	—	—	—	(0.4)	—	(0.4)
Balance at March 31, 2010	0.7	—	285.1	(340.2)	(1.0)	(2.1)	—	(57.5)
Comprehensive income (loss):
Net loss	—	—	—	(51.3)	—		—	(51.3)
Foreign currency translation adjustments	—	—	—	—	8.5		—	8.5
Unrealized loss on interest rate derivatives, net of $0.5 income tax benefit	—	—	—	—	(0.8)		—	(0.8)
Change in pension and other postretirement defined benefit plans, net of $5.2 income tax expense	—	—	—	—	9.4		—	9.4
Total comprehensive loss								(34.2)
Stock-based compensation expense	—	—	5.6	—	—		—	5.6
Tax benefit on option exercises, net of write-off of deferred tax asset	—	—	0.3	—	—		—	0.3
Exercise of 424,358 stock options, net of 358,629 shares surrendered as proceeds	—	—	1.8	—	—	(3.2)	—	(1.4)
Repurchase of common stock, 114,474 shares	—	—	—	—	—	(1.0)	—	(1.0)
Balance at March 31, 2011	0.7	—	292.8	(391.5)	16.1	(6.3)	—	(88.2)
Comprehensive income (loss):
Net income	—	—	—	29.9	—	—	—	29.9
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1	0.2
Unrealized gain on interest rate derivatives, net of $3.1 income tax expense	—	—	—	—	4.8	—	—	4.8
Change in pension and other postretirement defined benefit plans, net of $19.5 income tax benefit	—	—	—	—	(32.3)	—	—	(32.3)
Total comprehensive income								2.6
Stock-based compensation expense	—	—	3.7	—	—	—	—	3.7
Acquisition of non-controlling interest (1)	—	—	—	—	—	—	(1.0)	(1.0)
Sale of common stock	—	—	2.1	—	—	—	—	2.1
Balance at March 31, 2012	0.7	—	298.6	(361.6)	(11.3)	(6.3)	(0.9)	(80.8)

(1) Represents 20% non-controlling interest held by a local director of VAG-Valves India Private Limited.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Millions)

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Operating activities
Net income (loss)	$29.9	$(51.3)	$88.1
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	63.5	57.5	59.6
Amortization of intangible assets	50.9	48.6	49.7
Amortization of deferred financing costs	7.8	7.9	11.4
Deferred income taxes	(21.8)	(22.9)	33.3
Loss on dispositions of property, plant and equipment	1.2	1.7	2.5
Equity in earnings of unconsolidated affiliates	—	(4.1)	(0.5)
Non-cash loss on divestiture	4.5	—	—
Non-cash restructuring charges (see Note 4)	4.6	—	0.4
Other non-cash (credits) charges	14.8	1.4	9.2
Loss (gain) on debt extinguishment	10.7	100.8	(167.8)
Stock-based compensation expense	3.7	5.6	5.5
Interest expense converted to long-term debt	—	6.6	8.2
Changes in operating assets and liabilities:
Receivables	(33.7)	(30.4)	29.8
Inventories	(2.1)	(2.9)	57.7
Other assets	(12.5)	(3.5)	4.8
Accounts payable	22.5	43.0	(0.5)
Accruals and other	(4.7)	6.5	(35.9)
Cash provided by operating activities	139.3	164.5	155.5
Investing activities
Expenditures for property, plant and equipment	(58.5)	(37.6)	(22.0)
Acquisitions, net of cash acquired (see Note 3)	(256.8)	1.2	—
Loan receivable for financing under New Market Tax Credit incentive program	(17.9)	—	—
Proceeds from dispositions of property, plant and equipment	5.6	—	—
Proceeds from divestiture, net of transaction costs	3.4	—	—
Proceeds from sale of unconsolidated affiliate	—	0.9	—
Cash used for investing activities	(324.2)	(35.5)	(22.0)
Financing activities
Proceeds from borrowings of long-term debt	937.2	1,145.0	0.5
Repayments of long-term debt	(762.0)	(1,071.1)	(116.1)
Proceeds from borrowings of short-term debt	10.7	2.0	—
Repayments of short-term debt	(105.0)	(2.8)	(2.8)
Repurchase of PIK toggle senior indebtedness	—	—	(36.5)
Proceeds from financing under New Market Tax Credit incentive program	23.4	—
Payment of deferred financing fees	(13.2)	(14.6)	(4.9)
Payment of tender premium	—	(63.5)	—
Excess tax benefit on exercise of stock options	—	0.5	—
Sale (purchase) of common stock	2.1	(1.0)	(0.4)
Payment to cancel stock options	—	—	(1.5)
Net payments from issuance of common stock and stock options exercises	—	(1.4)	0.2
Cash provided by (used for) by financing activities	93.2	(6.9)	(161.5)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	5.0	4.0
(Decrease) increase in cash and cash equivalents	(93.0)	127.1	(24.0)
Cash and cash equivalents at beginning of period	391.0	263.9	287.9
Cash and cash equivalents at end of period	$298.0	$391.0	$263.9

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
1. Basis of Presentation and Description of Business
Rexnord Corporation (“Rexnord” or the "Company"), a Delaware corporation, was incorporated in 2006 in connection with the acquisition by affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management of RBS Global, Inc. ("RBS Global"), which is the foundation of Rexnord's Process & Motion Control platform, from its previous owners.
The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the periods presented.
Unless otherwise indicated, the information contained in these financial statements reflects that each share of common stock outstanding immediately prior to the Company's March 19, 2012 4.1627-for-one stock split has been split into 4.1627 shares of common stock.
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes are leading market shares and highly trusted brands that serve a diverse array of global end-markets. The Company’s heritage of innovation and specification have allowed it to provide highly engineered, mission critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers’ reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, PEX piping and engineered valves and gates for the water and wastewater treatment market.
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2012 presentation.
Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2012, 2011 and 2010 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no post-shipment obligations.
The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Share Based Payments
The Company accounts for share based payments in accordance with ASC 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s stock option plans in Note 14.

Per Share Data
Basic net income (loss) per share is computed by dividing net income (loss) by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding stock options to purchase common shares is calculated using the treasury stock method, except when the effect would be anti-dilutive. The computation for diluted net loss per share for the year ended March 31, 2011 excludes 3,312,689 shares due to their anti-dilutive effects.
Receivables
Receivables are stated net of allowances for doubtful accounts of $6.4 million at March 31, 2012 and $5.3 million at March 31, 2011. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Significant Customers
The Company’s largest customer accounted for 7.3%, 8.0% and 7.1% of consolidated net sales for the years ended March 31, 2012, 2011 and 2010, respectively. Receivables related to this industrial distributor at March 31, 2012 and 2011 were $12.3 million and $11.5 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 60% of the Company’s total inventories as of March 31, 2012 and 2011 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), patents and non-compete intangibles. The customer relationships, patents and non-compete intangibles are being amortized using the straight-line method over their estimated useful lives of 3 to 15 years, 2 to 20 years and 2 to 5 years, respectively. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow and market value approach analysis.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of the long-lived asset or group of assets to the undiscounted future cash flows expected to be generated by such asset over its remaining useful life. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Deferred Financing Costs
Other assets at March 31, 2012 and March 31, 2011, include deferred financing costs of $26.7 million and $27.9 million, respectively, net of accumulated amortization of $27.4 million and $26.7 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt. During the first quarter of fiscal 2012 and the fourth quarter of fiscal 2012, the Company finalized the retirement of the PIK toggle senior indebtedness and the refinancing of the senior secured credit facilities, respectively. In connection with that retirement and refinancing the Company had a non-cash write-off of $7.1 million of unamortized deferred financing costs. Additionally, the Company capitalized $10.7 million of deferred financing costs related to the refinancing of the senior secured credit facilities, as well as certain other refinancing transactions in the first quarter of fiscal 2012 (including an amendment to the accounts receivable securitization facility and the New Market Tax Credit program). See Note 10 for additional information regarding the above debt transactions.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Balance at beginning of period	$8.6	$10.7	$7.2
Acquired obligations	1.1	—	0.1
Charged to operations	1.6	5.6	8.1
Claims settled	(2.6)	(7.7)	(4.7)
Balance at end of period	$8.7	$8.6	$10.7
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred income taxes are provided for future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other applicable carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the date of enactment.
The Company regularly reviews its deferred tax assets for recoverability and provides a valuation allowance against its deferred tax assets if, based upon consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods. Such positive and negative evidence would include review of historical earnings and losses, anticipated future earnings, the time period over which the temporary differences and carryforwards are anticipated to reverse and implementation of feasible, prudent tax planning strategies.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all of the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and it is recorded as a component of the overall income tax provision.
The Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Although the outcome of income tax examinations is always uncertain, the Company believes that it has appropriate support for the positions taken on its income tax returns and has adequately provided for potential income tax assessments. Nonetheless, the amounts ultimately settled relating to issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
See Note 16 for more information on income taxes.
Accumulated Other Comprehensive Income (Loss)
At March 31, 2012, accumulated other comprehensive income consisted of $15.0 million of foreign currency translation gains and $26.3 million of unrecognized actuarial losses and unrecognized prior services costs, net of tax. At March 31, 2011, accumulated other comprehensive loss consisted of $14.9 million of foreign currency translation gains, $4.8 million of unrealized losses on derivative contracts, net of tax and $6.0 million of unrecognized actuarial gains and unrecognized prior services costs, net of tax.

Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward contracts and interest rate swap contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.
The Company accounts for derivative instruments based on ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to applying fair value to derivative instruments at Note 12. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. If the derivative instrument is designated and qualifies as an effective hedging instrument under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive income (loss) whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating income (expense). See Note 11 for further information regarding the classification and accounting for the Company’s derivative financial instruments.
Financial Instrument Counterparties
The Company is exposed to credit losses in the event of non-performance by counterparties to its financial instruments. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments, foreign currency contracts and its interest rate swap agreements with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and (losses) are included in other non-operating income (expense) in the consolidated statements of operations and totaled $(5.2) million, $1.5 million and $(4.3) million for the years ended March 31, 2012, 2011 and 2010, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $10.2 million, $8.2 million, and $6.8 million for the years ended March 31, 2012, 2011 and 2010, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses as incurred for the years ended March 31, 2012, 2010, and 2009 as follows (in millions):

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Research and development costs	$15.4	$11.5	$10.8
Engineering costs	22.4	22.2	20.1
Total	$37.8	$33.7	$30.9
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts, interest rate derivative agreements and trade accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board issued an update to ASC No. 350, “Intangibles-Goodwill and Other,” which now permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.
 In June 2011, the Financial Accounting Standards Board issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which no longer permits presentation of other comprehensive income and its components in the statement of shareholders' equity. Rather, the Company must to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement must be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with earlier adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.
3. Acquisitions and Divestiture
VAG Holding Acquisition
On October 10, 2011, the Company acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition further expands the Company's Water Management platform. As a result of this transaction, the Company acquired $133.9 million of intangible assets consisting of $88.1 million of goodwill (which is not deductible for tax purposes) and $45.8 million of all other intangible assets based on the Company's initial purchase price allocation. In connection with its acquisition of VAG, the Company acquired certain known and potential liabilities, which the Company believes are, in material part, covered by indemnity and escrow protection the Company received as part of the acquisition. The purchase price allocation is subject to final working capital and valuation adjustments which are allowable and expected to be completed within the one year period following this acquisition date. The Company's financial position and results of operations include VAG subsequent to October 10, 2011. Certain information about VAG is not presented (e.g., pro forma financial information and allocation of purchase price) as the disclosure of such information is not required. The Company is continuing to evaluate the initial purchase price allocations related to final working capital adjustments, as well as the finalization of related income tax analysis, and may adjust the allocations as additional information, relative to the fair values of the assets and liabilities of the acquired business, becomes known.
Divestiture
On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming business within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million ($3.9 million received to date and $0.6 million to be received in future periods). The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012, which is subject to a final working capital settlement. The Company's financial position and results of operations include the divestiture up to July 19, 2011.
Autogard Acquisition
On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expands the Company's global Process & Motion Control platform. As a result of this transaction, the Company acquired $17.0 million of intangible assets consisting of $9.1 million of goodwill (which is not deductible for tax purposes) and $7.9 million of all other intangible assets. The Company's financial position and results of operations include Autogard subsequent to April 2, 2011.

Mecánica Falk Acquisition
On August 31, 2010, the Company acquired full control of Mecánica Falk S.A. de C.V. ("Mecánica Falk"), a joint venture in which the Company previously maintained a 49% non-controlling interest. Located in Mexico City, Mexico, Mecánica Falk primarily serves as a distributor of the Company's existing Process & Motion Control product lines in Latin America. The acquisition of the remaining 51% interest in Mecánica Falk provides the Company with the opportunity to expand its international presence through a more direct ownership structure. Mecánica Falk's results of operations have been fully consolidated in all periods subsequent to August 31, 2010.
Due to the pre-existing 49% ownership interest in Mecánica Falk, this acquisition was accounted for as a step acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, the Company recognized a gain of $3.4 million in connection with this transaction to record its 49% ownership interest in Mecánica Falk at fair value on the acquisition date the fair value was determined using a combination of the income approach and market approach. In completing this valuation, management considered future earnings and cash flow potential of the business, earnings multiples, and recent market transactions of similar businesses. The transaction was consummated through a redemption of the existing shareholders' shares in exchange for a $6.1 million seller-financed note, which will be repaid in ratable installments over the next several quarters. Excluding the seller-financed note, the Company acquired net assets of $12.1 million, including $8.0 million of intangible assets (comprised of $4.4 million of customer relationships and $3.6 million of goodwill) and $1.2 million of cash. Certain information about Mecánica Falk is not presented (e.g., pro forma financial information and allocation of purchase price) as the disclosure of such information is not material to the Company's results of operations and financial position.
4. Restructuring and Other Similar Costs
During fiscal 2012, the Company commenced certain restructuring actions to reduce operating costs while modifying its footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of the overall management of Rexnord's product portfolio. The restructuring actions primarily resulted in workforce reductions, lease termination, inventory write-off, asset impairments and the consolidation of certain North American water and waste water treatment facilities. The Company recorded restructuring charges of $11.4 million during the fiscal 2012.
Beginning in fiscal 2009 and through fiscal 2010, the Company executed certain restructuring actions to reduce operating costs and improve profitability. As these restructuring actions were substantially completed during fiscal 2010, the Company did not record any restructuring charges during the year ended March 31, 2011. Comparatively, the Company recorded a restructuring charge of $6.8 million for the year ended March 31, 2010, primarily consisting of severance costs related to workforce reductions.
The following table summarizes the Company's restructuring costs during the year ended March 31, 2012 by classification of operating segment (in millions):

	Fiscal year ended March 31, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.8	$2.6	$0.9	$4.3
Asset impairments	4.6	—	—	4.6
Lease termination and other costs	—	2.5	—	2.5
Total restructuring and other similar costs	$5.4	$5.1	$0.9	$11.4
The following table summarizes the activity in the Company’s restructuring reserve for the fiscal year ended March 31, 2012 (in millions):

	Severance Costs	Asset Impairments	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2011	$—	$—	$0.9	$0.9
Charges	4.3	4.6	2.5	11.4
Cash payments	(2.4)	—	(2.8)	(5.2)
Non-cash asset impairments	—	(4.6)	—	(4.6)
Currency translation adjustment	—	—	—	—
Restructuring reserve, March 31, 2012	$1.9	$—	$0.6	$2.5
 _____________________

(1)	The restructuring reserve is included in other current liabilities on the consolidated balance sheets.

5. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the United States, participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. As a result of providing relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years, the Company received $2.4 million, $0.7 million, and $0.8 million during the years ended March 31, 2012, 2011 and 2010, respectively. These recoveries are included in other expense, net on the condensed consolidated statement of operations.
In February 2006, U.S. legislation was enacted that ended CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has continued to receive some additional distributions. However, because of that legislation, pending litigation challenging past and future distributions and the administrative operation of the law, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.
6. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2012	2011
Finished goods	$201.8	$184.1
Work in process	66.4	53.7
Raw materials	42.2	30.8
Inventories at FIFO cost	310.4	268.6
Adjustment to state inventories at LIFO cost	12.4	15.2
	$322.8	$283.8
7. Property, Plant and Equipment
Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2012	2011
Land	$38.7	$37.5
Buildings and improvements	204.9	163.4
Machinery and equipment	335.2	315.7
Hardware and software	48.2	42.8
Construction in-progress	33.0	21.0
	660.0	580.4
Less accumulated depreciation	(240.8)	(222.0)
	$419.2	$358.4
8. Goodwill and Intangible Assets
During the third quarter ended December 31, 2011, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350. Pursuant to the guidance, an impairment loss is recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of the Company's reporting units was dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projections.

The changes in the net carrying amount of goodwill and identifiable intangible assets for the years ended March 31, 2012 and 2011, by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2010	$852.3	$190.7	$170.0	$8.6	$—	$369.3
Amortization	—	—	(27.2)	(1.5)	—	(28.7)
Acquisitions	3.6	—	4.4	—	—	4.4
Net carrying amount as of March 31, 2011	$855.9	$190.7	$147.2	$7.1	$—	$345.0
Amortization	$—	$—	$(28.0)	$(1.1)	$(0.1)	$(29.2)
Acquisitions	9.1	1.6	6.2	—	0.1	7.9
Currency translation adjustment	0.3	—	0.2	—	—	0.2
Net carrying amount as of March 31, 2012	$865.3	$192.3	$125.6	$6.0	$—	$323.9
Water Management
Net carrying amount as of March 31, 2010	$159.9	$101.5	$205.2	$12.4	$0.1	$319.2
Amortization	—	—	(17.9)	(2.0)	—	(19.9)
Currency translation adjustment	0.4	0.2	0.2	—	—	0.4
Net carrying amount as of March 31, 2011	$160.3	$101.7	$187.5	$10.4	$0.1	$299.7
Amortization	$—	$—	$(19.6)	$(2.1)	$—	$(21.7)
Acquisitions	88.1	33.6	10.0	2.2	—	45.8
Currency translation adjustment	1.0	(0.3)	(0.3)	—	—	(0.6)
Net carrying amount as of March 31, 2012	$249.4	$135.0	$177.6	$10.5	$0.1	$323.2
Consolidated
Net carrying amount as of March 31, 2010	$1,012.2	$292.2	$375.2	$21.0	$0.1	$688.5
Amortization	—	—	(45.1)	(3.5)	—	(48.6)
Acquisitions	3.6	—	4.4	—	—	4.4
Currency translation adjustment	0.4	0.2	0.2	—	—	0.4
Net carrying amount as of March 31, 2011	$1,016.2	$292.4	$334.7	$17.5	$0.1	$644.7
Amortization	$—	$—	$(47.6)	$(3.2)	$(0.1)	$(50.9)
Acquisitions	97.2	35.2	16.2	2.2	0.1	53.7
Currency translation adjustment	1.3	(0.3)	(0.1)	—	—	(0.4)
Net carrying amount as of March 31, 2012	$1,114.7	$327.3	$303.2	$16.5	$0.1	$647.1

The gross carrying amount, accumulated amortization, and net carrying amount for each major class of identifiable intangible assets as of March 31, 2012 and March 31, 2011 are as follows (in millions):

		March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$38.5	$(22.0)	$16.5
Customer relationships (including distribution network)	12 Years	550.2	(247.0)	303.2
Non-compete	5 Years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		327.3	—	327.3
		$916.2	$(269.1)	$647.1
		March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 Years	$36.3	$(18.8)	$17.5
Customer relationships (including distribution network)	12 Years	534.1	(199.4)	334.7
Non-compete	2 Years	0.1	—	0.1
Intangible assets not subject to amortization - trademarks and tradenames		292.4	—	292.4
		$862.9	$(218.2)	$644.7
Intangible asset amortization expense totaled $50.9 million, $48.6 million, and $49.7 million for the years ended March 31, 2012, 2011 and 2010, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.7 million in fiscal 2013, $49.6 million in fiscal 2014, $49.3 million in fiscal 2015, $48.9 million in fiscal 2016, and $30.0 million in fiscal 2017, respectively.
9. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31,
	2012	2011
Taxes, other than income taxes	$8.2	$6.3
Sales rebates	16.3	16.1
Restructuring obligations (1)	2.5	0.9
Customer advances	16.2	11.4
Product warranty (2)	8.7	8.6
Commissions	7.5	6.4
Risk management reserves (3)	13.5	13.0
Legal and environmental reserves	9.6	2.7
Deferred income taxes	7.6	3.1
Other	28.0	20.3
	$118.1	$86.1
 ______________________

(1)	See more information related to the restructuring obligations balance within Note 4.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

10. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31,
	2012	2011
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans (1)	945.3	761.5
11.75% senior subordinated notes due 2016 (2)	300.0	300.0
PIK toggle senior indebtedness due 2013 (3)	—	93.2
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (4)	31.1	12.1
Total	2,423.7	2,314.1
Less current portion	10.3	104.2
Long-term debt	$2,413.4	$2,209.9
______________________

(1)	Includes an unamortized original issue discount of $4.7 million at March 31, 2012.

(2)	On April 17, 2012 the Company fully redeemed the 11.75% senior subordinated notes due 2016. See Note 22 Subsequent Events for further information regarding the redemption below.

(3)	Includes an unamortized bond issue discount of $0.4 million at March 31, 2011.

(4)	Includes $23.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program as discussed below.
Senior Secured Credit Facility
On March 15, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Restated Credit Agreement"). The senior secured credit facilities under the Second Restated Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $1,130 million, consisting of (i) a $950.0 million term loan facility with a maturity date of April 1, 2018; and (ii) a $180.0 million revolving credit facility with a maturity date of March 15, 2017 and borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans. On April 18, 2012, the Company entered into an Incremental Assumption Agreement, which increased the amount of the revolving credit facility by $85.0 million to $265.0 million.
In connection with the refinancing in the fourth quarter of fiscal 2012, the Company repaid the amounts outstanding under the prior credit facility, including the term loans aggregating to $760.0 million and the $89.8 million of then-outstanding debt under the Company's prior revolving credit facility. As a result of the repayment, the Company recognized a $10.0 million loss on the extinguishment of debt in the fiscal quarter ended March 31, 2012, which was comprised of the non-cash write-off of deferred financing fees, as well as payment to lenders to terminate the interest rate swaps aligned to the old term loans.
As of March 31, 2012, the Company's outstanding borrowings under the term loan facility were $945.3 million (net of $4.7 million unamortized original issue discount). Borrowings under the term loan facility bear interest at a per annum rate equal to, at the Company's option, either (a) in the case of ABR Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor). Additionally, for revolving commitments subject to a first lien senior secured leverage test, the rates are subject to a potential step-down to 2.75% and 3.75% for ABR Borrowings and Eurocurrency Borrowings, respectively (in the event our senior secured leverage ratio is less than 1.5 to 1.0). At March 31, 2012, using (b) above, (i) the applicable margin with respect to outstanding term loan facility borrowings was 4.00%, (ii) the weighted average interest rate of term loan facility borrowings was 5.00%, (iii) the applicable margin with respect to revolving credit facility borrowings would have been 4.00%, and (iv) the weighted average interest rate of revolving credit facility borrowings would have been 5.00%.

As of March 31, 2012, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum; provided that any prepayment of term loan borrowings occurring on or prior to September 15, 2012 in connection with a refinancing of such borrowings at a lower all-in yield would be subject to a prepayment penalty equal to 1.00% of the aggregate principal amount of the borrowings being refinanced.
As of March 31, 2012, the remaining mandatory principal payments prior to maturity on the term loan facilities was $57.0 million. Principal payments of $2.375 million are scheduled to be made at the end of each calendar quarter until March 31, 2018. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans; provided that any prepayment of term loan borrowings occurring on or prior to September 15, 2012 in connection with a refinancing of such borrowings at a lower all-in yield would be subject to a prepayment penalty equal to 1.00% of the aggregate principal amount of the borrowings being refinanced.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. In addition, $45.5 million and $31.4 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2012 and March 31, 2011, respectively.
The Second Restated Credit Agreement, among other things: (i) allows for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders and certain other restrictions, allows the Company to agree with individual lenders to extend the maturity date of any of the loans and/or commitments provided by such lenders and to otherwise modify the terms of the loans and/or commitments provided by such lenders (including, without limitation, increasing the interest rate or fees payable in respect of such loans and/or commitments and/or modifying the amortization schedule in respect of such loans); and (iii) allows for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities, in an amount not to exceed the amount of incremental facility availability under the senior secured credit facilities.
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company's senior secured credit facilities limit the Company's maximum senior secured bank leverage ratio to 5.00x to 1.00. As of March 31, 2012, the senior secured bank leverage ratio was 1.68x to 1.00.
PIK Toggle Senior Indebtedness
During the first quarter of fiscal 2012, the Company fully retired $93.2 million of outstanding face value PIK toggle senior indebtedness due 2013 for $95.1 million in cash (including $1.5 million of accrued interest). As a result, the Company recognized a pre-tax loss of $0.7 million in the first quarter of fiscal 2012, which was comprised of a non-cash write-off of $0.4 million of unamortized original issue discount and $0.3 million of unamortized deferred financing costs.
Senior Notes and Senior Subordinated Notes
Outstanding Notes
At April 30, 2012, the Company had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). The Company also had outstanding $2.3 million in aggregate principal under other notes, consisting of the 8.875% senior notes due 2016 (the "8.875% Notes") and 10.125% senior subordinated notes due 2012.
The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1 and will mature on May 1, 2018.
The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company's option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date.

In addition, at any time (which may be more than once) on or prior to May 1, 2013, the Company has the right to redeem up to 35% of the principal amount of the 8.50% Notes at a redemption price equal to 108.50% of the face amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 8.50% Notes issued remains outstanding after each redemption and such redemption occurs within a specified period after the equity offering.
 Notwithstanding the above, the Company's ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes may be constrained or prohibited under the above-referenced senior secured credit facilities.
The senior notes are unsecured obligations of the Company. The indenture governing the senior notes permit the Company to incur all permitted indebtedness (as defined in the indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities.
The indenture governing the 8.50% Notes contain customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). In addition, despite the above restrictions, the Company may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the indentures, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance. The indentures governing the 8.875% Notes and the 10.125% senior subordinated notes due 2012 do not contain material restrictive covenants.
Senior Subordinated Notes
On April 17, 2012, the Company completed a full redemption of all of the 11.75% senior subordinated notes due 2016 (the "11.75% Notes") that were then outstanding. Although the Company used proceeds from its April 2012 initial public offering (the"IPO") to retire the 11.75% Notes, they have continued to be classified on the March 31, 2012 balance sheet as long term in accordance with their original terms. See Note 22 Subsequent Events for additional information related to the redemption of the 11.75% Notes and the IPO. In the first quarter of fiscal year 2013, the Company expects to recognize an expense of $17.6 million related to the early redemption of the 11.75% Notes.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
On May 5, 2010, the Company finalized the results of the cash tender offers and consent solicitations with respect to any and all of its outstanding 9.50% senior notes due 2014 issued in 2006 (the "2006 9.50% Notes"), 9.50% senior notes due in 2014 issued in 2009 (the "2009 9.50% Notes") and 8.875% Notes. Upon completion of the tender offers, 99.7% of the holders had tendered their notes and consented to the proposed amendments. At closing, (i) $0.9 million aggregate principal amount of the 2006 9.50% Notes, (ii) $13,000 aggregate principal amount of the 2009 9.50% Notes and (iii) $2.0 million aggregate principal amount of the 8.875% Notes had not been tendered, and remained outstanding.
In connection with the April 2010 tender offers and consent solicitations, on April 20, 2010, the Company entered into supplemental indentures, pursuant to which the 2006 9.50% Notes, 2009 9.50% Notes and 8.875% Notes were issued. The supplemental indentures amended the terms governing the respective notes to, among other things, eliminate substantially all of the material restrictive covenants, eliminate or modify certain events of default and eliminate or modify related provisions in the respective indentures governing the notes.
 On April 28, 2010, the Company issued the 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company's cash tender offers discussed above.
The Company accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. In connection with the offering, the Company incurred an increase in long-term debt of approximately $89.5 million. The Company recognized a $100.8 million loss on the debt extinguishment in the fiscal quarter ended July 3, 2010, which was comprised of a bond tender premium paid to lenders, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$14.6	$—	$—	$14.6
Bond tender premiums (paid to lenders)	—	—	63.5	63.5
Total expected cash transaction costs	14.6	—	63.5	$78.1
Non-cash write-off of unamortized amounts:
Deferred financing costs	(25.4)	—	25.4
Net original issue discount	—	(11.9)	11.9
Net financial statement impact	$(10.8)	$(11.9)	$100.8
(1) Recorded as a component of other assets within the consolidated balance sheet.
(2) Recorded as a reduction in the face value of long-term debt within the consolidated balance sheet.
(3) Recorded as a component of other non-operating expense within the consolidated statement of operations.
 April 2009 Exchange Offer
As previously disclosed, in April 2009, through cash tender offers, the Company exchanged newly-issued 2009 9.50% Notes for Rexnord Corporation PIK Toggle notes and PIK toggle loans and for 8.875% Notes. In connection with the exchange, the Company recognized a $167.8 million gain on debt extinguishment in fiscal 2010.
Other Subsidiary Debt
During fiscal 2012, the Company received $5.5 million in net proceeds from two financing agreements with respect to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the “Investor”) and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Investor receives certain tax credits and the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of this transaction, the Company provided an aggregate of $17.9 million to the Investor in the form of loans receivable, with a term of 30 years, bearing an interest rate of 2.0% per annum. Additionally, the Company received aggregate loan proceeds of $23.4 million ($17.9 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of 30 years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net $5.5 million non-operating gain, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $23.4 million principal balance and would concurrently receive a loan repayment of $17.9 million on the aforementioned loans receivable, resulting in a net $5.5 million use of liquidity.
The aggregate loans of $23.4 million are recorded in Long-Term Debt on the consolidated balance sheet and the aggregate loans receivable of $17.9 million are recorded in Other Assets on the consolidated balance sheet. The Company incurred $0.6 million of debt issuance costs related to the above transaction, which is being amortized over the life of the agreement.
At March 31, 2012 and March 31, 2011, various wholly-owned subsidiaries had additional debt of $31.1 million, which includes the New Market Tax Credit program described above, and $12.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.

Accounts Receivable Securitization Program
On May 20, 2011, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA, which amended and restated in its entirety a facility entered into in 2007, is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.
The Program does not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”), and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program are recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the RFAA.
Borrowings under the RFAA in respect of letters of credit bear interest at 1.25% plus the greatest of (a) the prime rate in the United States, (b) 0.50 % plus the federal funds effective rate and (c) 1.50% plus (x) the LIBOR rate in effect for a three-month period divided by (y) 1.0 minus applicable reserve requirements. All other borrowings under the RFAA bear interest at a rate equal to 2.25% plus (x) the LIBOR rate in effect for a three-month period divided by (y) 1.0 minus applicable reserve requirements. Outstanding borrowings mature on May 20, 2016. In addition, a non-use fee of 0.50% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a monthly basis.
At March 31, 2012, the Company's available borrowing capacity under the Program was $100.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of March 31, 2012, Funding was in compliance with all applicable covenants and performance ratios.
Future Debt Maturities
Future maturities of debt as of March 31, 2012 were as follows (in millions):

Year ending March 31:
2013	$10.3
2014	16.7
2015	9.5
2016	9.5
2017 (1)	311.5
Thereafter	2,066.2
$2,423.7

(1)
On April 17, 2012, the Company used proceeds from the IPO to fully redeem the $300.0 million of previously outstanding 11.75% Notes, which had a maturity date of August 1, 2016. See "Senior Subordinated Notes" above and note 22 for additional information

Cash interest paid for the years ended March 31, 2012, 2011 and 2010 was $171.5 million, $143.6 million, and $161.8 million, respectively.

11. Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward exchange contracts and interest rate swap contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars ("CAD") for United States dollars ("USD"). The forward contracts in place as of March 31, 2012 expire between April 2012 and March 2013 and have notional amounts of $19.0 million CAD ($18.9 million USD) and contract rates of approximately $1CAD:$1USD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
Interest Rate Derivatives
Effective March 5, 2012, in connection with the Company's refinancing of the senior secured credit facility, the Company terminated the three interest rate swaps previously aligned to the prior term loans. See Note 10 Long-term Debt for additional information on the refinancing of the senior secured credit facilities. The three interest rate swaps previously had a maturity date of July 20, 2012. The three swaps converted an aggregate of $370.0 million of the Company’s variable-rate term loans to fixed interest rates ranging from 2.08% to 2.39% plus the applicable margin. All interest rate derivatives were accounted for as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives were previously recorded on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive income (loss), net of tax. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company’s interest rate swaps within the tables below.
The Company’s derivatives are measured at fair value in accordance with ASC 820. See Note 12 for more information as it relates to the fair value measurement of the Company’s derivative financial instruments.
The following tables indicate the location and the fair value of the Company’s derivative instruments within the consolidated balance sheets segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).
Fair value of derivatives designated as hedging instruments under ASC 815:

	Liability Derivatives
	March 31, 2012	March 31, 2011	Balance Sheet Classification
Interest rate swaps	$—	$8.0	Other long-term liabilities
Fair value of derivatives not designated as hedging instruments under ASC 815:

	Liability Derivatives
	March 31, 2012	March 31, 2011	Balance Sheet Classification
Foreign exchange contracts	$—	$0.2	Other current liabilities
The following table indicates the location and the amount of gains and (losses) associated with the Company’s derivative instruments, net of tax, within the consolidated balance sheet (for qualifying ASC 815 instruments) and recognized within the consolidated statement of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivatives instruments designated as cash flow hedging relationships under ASC 815-20	Amount of gain or (loss) recognized in accumulated OCI on derivative		Classification of gain or (loss) reclassified from accumulated OCI into Income	Amount of gain or (loss) reclassified from accumulated OCI into Income
				Year Ended
	2012	2011		2012	2011
Interest rate contracts	$—	$(4.8)	Interest expense, net	$(5.8)	$(7.5)
			Loss on debt extinguishment	$(3.2)	$—
			Total	$(9.0)	$(7.5)

Derivatives instruments not designated as cash flow hedging relationships under ASC 815-20	Location of gain or (loss) recognized in income on derivative	Amount recognized in other income (expense), net
		Year Ended
		2012	2011
Foreign exchange forward contracts	Other income (expense), net	$0.5	$(0.1)
12. Fair Value Measurements
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.
In accordance with ASC 820, fair value measurements are classified under the following hierarchy:

•	Level 1- Quoted prices for identical instruments in active markets.

•
Level 2- Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.

•	Level 3- Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.
If applicable, the Company uses quoted market prices in active markets to determine fair value, and therefore classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters. These measurements are classified within Level 3 if they use significant unobservable inputs.
The Company’s fair value measurements which were impacted by ASC 820 as of March 31, 2012 include:
Foreign Currency Forward Contracts
The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.
The following describes the valuation methodologies the Company uses to measure non-financial assets accounted for at fair value on a non-recurring basis.
Long-lived Assets and Intangible Assets
Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. Intangible assets (which includes patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2012 and 2011 (in millions):

Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange currency contracts	$—	$0.2	$—	$0.2
Interest rate swaps	—	8.0	—	8.0
Total liabilities at fair value	$—	$8.2	$—	$8.2
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2012 and March 31, 2011 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the consolidated balance sheets as of March 31, 2012 and March 31, 2011 was approximately $2,423.7 million and $2,314.1 million, respectively, whereas the fair value of long-term debt as of March 31, 2012 and March 31, 2011 was approximately $2,524.9 million and $2,419.1 million, respectively. The fair value is based on quoted market prices for the same issues.
13. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates through 2017. Rent expense totaled $14.8 million, $11.4 million, and $12.2 million for the years ended March 31, 2012, 2011, and 2010, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2012 as follows (in millions):

Year ending March 31:
2013	$18.3
2014	15.7
2015	12.8
2016	9.4
2017	8.2
Thereafter	15.5
$79.9

14. Stock Options
ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a then-nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under the prior authoritative literature, the Company adopted ASC 718 using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of this guidance are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the Apollo Management L.P. (“Apollo”) transaction in July 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of the Company. On July 22, 2006, a total of 2,405,811 of stock options were rolled over, each with an exercise price of $1.71. As of March 31, 2012, 1,571,926 of these rollover stock options remained outstanding.
In connection with the Apollo transaction, the Board of Directors adopted, and stockholders approved, the 2006 Stock Option Plan (the “2006 Option Plan”). Persons eligible to receive options under the 2006 Option Plan include officers, employees or directors of the Company or any of its subsidiaries and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to options under the 2006 Option Plan equals 11,239,290 shares (excluding rollover options mentioned above). All option grants in fiscal 2012, 2011 and 2010 were granted with an exercise price of $18.74, $8.89, and $4.81 per share, respectively, which was the fair value of the Company’s common shares on the date of grant. Approximately 50% of the options granted under the 2006 Option Plan vest ratably over five years from the date of grant; the remaining 50% of the options were eligible to vest ratably at March 31 of each year subsequent to the date of grant (as revised from a prior performance achievement vesting model based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and net debt repayment targets). Following the consummation of the Company's initial public offering, all outstanding unvested options under the 2006 Option Plan, including that portion of options that was scheduled to vest with respect to fiscal 2012 Company performance, were amended to vest solely based on continued employment with the Company over the vesting period.
On March 19, 2012, the Board of Directors adopted the Rexnord Corporation 2012 Incentive Plan (the "2012 Incentive Plan", and together with the 2006 Option Plan, the "Option Plans"), which operates as a successor plan to the 2006 Option Plan. The 2012 Incentive Plan is intended to continue to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards and performance-based cash awards to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders, but broadens the types of awards permitted by the 2006 Option Plan. With the adoption of the 2012 Incentive Plan, no further options will be granted under the 2006 Option Plan.
The 2012 Incentive Plan permits the grant of awards that may deliver up to an aggregate of 8,350,000 shares of common stock further subject to limits on the number of shares that may be delivered pursuant to incentive stock options, on the shares that may be delivered on the awards to any individual in a single year and on the number of shares that may be delivered on certain awards that are performance-based awards, within the meaning of Section 162(m) of the Internal Revenue Code. The types of permitted awards include incentive and non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock and restricted stock units, performance stock and performance stock units, stock units, phantom stock, dividend equivalents and other similar rights to purchase or acquire shares, as well as cash awards. Awards may vest, in time, upon the occurrence of one or more events or by the satisfaction of performance criteria, or any combination. To the extent that awards are performance-based, they may be based on one or more criteria, including (without limitation) earnings, cash flow, revenues, operating income, capital reissues, or other quantifiable customer satisfaction or market share, or any combination. In addition to common stock, awards may also be made in similar securities whose value is derived from our common stock or as cash awards in various circumstances.
Awards with respect to which grant, vesting, exercisability or payment depend on the achievement of performance goals and awards that are options or stock appreciation rights granted to officers and employees are intended to satisfy the requirements for “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The 2012 Incentive Plan is administered by the Compensation Committee.
The Board of Directors also granted the chief executive officer an option for 937,000 shares of common stock, at the $18.00 per share public offering price as of the March 29, 2012 commencement of trading on the New York Stock Exchange. However, that option is not reflected in results of operations or computations of diluted shares as of March 31, 2012 or otherwise for fiscal 2012, or in the following tables, because that option was subject to the closing of the IPO, which did not occur until April 3, 2012.

The fair value of each option granted under the 2006 Option Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted average assumptions:

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Expected option term (in years)	7.5	7.5	7.5
Expected volatility factor	34%	39%	36%
Weighted-average risk free interest rate	1.64%	2.28%	3.23%
Expected dividend rate	0.0%	0.0%	0.0%
Options granted under the 2006 Option Plan as well as the fully vested rollover options have a term of ten years. Management’s estimate of the option term for options granted under the 2006 Option Plan is 7.5 years based on the midpoint between when the options vest and when they expire. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the 2006 Option Plan during fiscal 2012, 2011 and 2010 was $7.46, $4.04, and $2.17, respectively. During fiscal 2012, 2011 and 2010, the Company recorded $3.7 million, $5.6 million and $5.5 million of stock-based compensation, respectively (the related tax benefit on these amounts was $1.4 million for fiscal 2012, $2.2 million for fiscal 2011, and $2.1 million for fiscal 2010).
Other information relative to stock options and the changes period over period are as follows:

	Year Ended March 31, 2012			Year Ended March 31, 2011			Year Ended March 31, 2010
	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price	Shares		Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,700,275		$4.74	10,401,197		$4.38	11,328,809		$4.25
Granted	431,459		18.74	894,981		8.89	2,425,160		4.80
Exercised	(5,465)		4.80	(424,362)		4.31	(313,547)		3.56
Canceled/Forfeited	(251,898)		5.39	(171,541)		6.08	(3,039,225)		4.30
Outstanding at end of period	10,874,371	(1)(2)	$5.27	10,700,275	(1)(4)	$4.74	10,401,197	(1)	$4.38
Exercisable at end of period	8,949,922	(3)	$4.49	6,206,848	(5)	$4.06	5,009,281		$3.81

	Shares	Weighted Average Grant Date Fair Value
Non-vested options at March 31, 2011	4,493,427	$3.05
Granted	431,459	7.46
Vested	(2,752,735)	3.26
Canceled/Forfeited	(247,702)	2.78
Non-vested options at March 31, 2012	1,924,449	$3.77
As of March 31, 2012, there was $6.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. As of March 31, 2012:

1)	Includes 1,571,926, 1,571,926, and1,637,660 of rollover options for the years ended March 31, 2012, 2011, and 2010, respectively.

2)	The weighted average remaining contractual life of options outstanding at March 31, 2012 is 5.7 years. The aggregate intrinsic value of options outstanding at March 31, 2012 is $172.1 million.

3)	The weighted average remaining contractual life of options exercisable at March 31, 2012 is 5.0 years. The aggregate intrinsic value of options outstanding at March 31, 2012 is $148.7 million.

4)	The weighted average remaining contractual life of options outstanding at March 31, 2011 is 6.6 years.

5)	The weighted average remaining contractual life of options exercisable at March 31, 2011 is 5.8 years.

15. Retirement Benefits
The Company sponsors pension and other postretirement benefit plans for certain employees. Most of the Company’s employees are accumulating retirement income benefits through defined contribution plans. However, the Company does sponsor frozen pension plans for its salaried participants and ongoing pension benefits for certain employees represented by collective bargaining. These plans provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of frozen credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements.
During the fourth quarter of fiscal 2011, the Company voluntarily changed its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. Previously, the Company recognized actuarial gains and losses as a component of stockholders' equity on the consolidated balance sheet and amortized the actuarial gains and losses over participants' average remaining service period, or average remaining life expectancy, when all or almost all plan participants are inactive, as a component of net periodic benefit cost if the unrecognized gain or loss exceeded 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the beginning of the year (the "corridor"). Under the new method, the net actuarial gains or losses in excess of the corridor will be recognized immediately in operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis would continue to primarily be comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Pension Benefits:
Service cost	$1.9	$2.0	$2.9
Interest cost	33.6	33.3	34.8
Expected return on plan assets	(33.1)	(36.3)	(31.3)
Amortization of prior service credits	0.3	0.3	0.3
Recognition of actuarial losses (gains)	7.5	(0.2)	0.3
Net periodic benefit cost (income)	$10.2	$(0.9)	$7.0
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.8	2.0	2.1
Amortization of prior service cost	(2.0)	(2.0)	(2.0)
Recognition of actuarial losses	1.6	2.7	7.4
Net periodic benefit cost	$1.5	$2.8	$7.6
The Company made contributions to its U.S. qualified pension plan trusts of $8.4 million, $11.7 million, and $4.0 million during the years ended March 31, 2012, 2011 and 2010, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2012	Year Ended March 31, 2011
Benefit obligation at beginning of period	$(601.4)	$(587.7)	$(36.4)	$(34.1)
Service cost	(1.9)	(2.0)	(0.1)	(0.1)
Interest cost	(33.6)	(33.3)	(1.8)	(2.0)
Actuarial losses	(76.1)	(9.7)	(1.0)	(3.6)
Plan amendments	—	—	—	(0.2)
Benefits paid	37.8	36.0	3.3	4.8
Plan participant contributions	(0.4)	(0.3)	(1.0)	(1.2)
Acquisitions	(6.6)	(1.0)	—	—
Translation adjustment	3.2	(3.4)	—	—
Benefit obligation at end of period	$(679.0)	$(601.4)	$(37.0)	$(36.4)
Plan assets at the beginning of the period	$523.1	$478.2	$—	$—
Actual return on plan assets	50.8	63.5	—	—
Contributions	13.7	15.8	3.3	4.8
Benefits paid	(37.8)	(36.0)	(3.3)	(4.8)
Acquisitions	—	0.4	—	—
Translation adjustment	(0.6)	1.2	—	—
Plan assets at end of period	$549.2	$523.1	$—	$—
Funded status of plans	$(129.8)	$(78.3)	$(37.0)	$(36.4)
Net amount on Consolidated Balance Sheet consists of:
Long-term assets	$—	$4.6	$—	$—
Current liabilities	(3.0)	(2.5)	(3.3)	(3.6)
Long-term liabilities	(126.8)	(80.4)	(33.7)	(32.8)
Total net funded status	$(129.8)	$(78.3)	$(37.0)	$(36.4)
As of March 31, 2012, the Company had pension plans with a combined projected benefit obligation of $679.0 million compared to plan assets of $549.2 million, resulting in an under-funded status of $129.8 million compared to an under-funded status of $78.3 million at March 31, 2011. The Company’s funded status has declined year-over-year primarily as a result of the decreased interest rates in fiscal 2012. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension cost which could negatively affect the Company’s consolidated results of operations in future periods.

Amounts included in accumulated other comprehensive (income) loss, net of tax, at March 31, 2012 consist of the following (in millions):

	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$1.9	$(13.1)	$(11.2)
Unrecognized actuarial loss	51.3	0.9	52.2
Accumulated other comprehensive loss (income), gross	53.2	(12.2)	41.0
Deferred income tax provision (benefit)	(19.0)	4.3	(14.7)
Accumulated other comprehensive loss (income), net	$34.2	$(7.9)	$26.3
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2012	March 31, 2011	March 31, 2010	March 31, 2012	March 31, 2011	March 31, 2010
Benefit Obligations:
Discount rate	4.83%	5.75%	5.93%	4.40%	5.40%	6.00%
Rate of compensation increase	3.40%	3.40%	3.40%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	5.75%	5.93%	6.90%	5.40%	6.00%	7.00%
Rate of compensation increase	3.40%	3.40%	3.41%	n/a	n/a	n/a
Expected return on plan assets	6.58%	7.94%	7.96%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.
The following table presents the Company’s target investment allocations for the year ended March 31, 2012 and actual investment allocations at March 31, 2012 and 2011.

	Plan Assets
	2012			2011
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	30%	29%	67%
Debt securities (including cash and cash equivalents)	55 - 80%	70%	68%	30%
Other	0 - 10%	—%	3%	3%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company’s principal U.S. pension plans.

The Company's defined benefit pension investment strategy is evolving from an objective of maximizing asset returns toward a dynamic liability driven investment (“LDI”) strategy as the funded status improves. The objective is to more closely align the pension plan assets with its liabilities in terms of how both respond to interest rate changes. Beginning in fiscal 2012, the plan assets are allocated into two investment categories: (i) LDI, comprised of high quality, investment grade fixed income securities and (ii) return seeking, comprised of traditional securities and alternative asset classes. All assets are managed externally according to guidelines established individually with investment managers and the Company's investment consultant. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The Company intends to continuously reduce the assets allocated to the return seeking category, thereby increasing the assets allocated to the LDI category based on the overall improvement in the plan funded status. No equity securities of the Company are held in the portfolio.
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2012 and 2011, by asset category were as follows (in millions). For information on the fair value hierarchy and the inputs used to measure fair value, see Note 12 Fair Value Measurements.

	As of March 31, 2012
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2.0	$5.8	$—	7.8
Mutual and commingled funds (1)	—	477.8	—	477.8
Alternative investments (2)	—	—	54.8	54.8
Insurance contracts	—	—	8.8	8.8
Total	$2.0	$483.6	$63.6	$549.2

	As of March 31, 2011
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$4.8	$5.8	$—	$10.6
Mutual and commingled funds (1)	—	460.0	—	460.0
Alternative investments (2)	—	—	44.3	44.3
Insurance contracts	—	—	8.2	8.2
Total	$4.8	$465.8	$52.5	$523.1

(1)
The Company’s mutual and commingled funds primarily include investments in common stock, U.S. government securities, and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. Mutual and commingled funds are valued using quoted market prices of the underlying investments.

(2)
The Company’s alternative investments include venture capital and partnership investments. Alternative investments are valued using the net assets value, which reflects the plan’s share of the fair value of the investments.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2012 and 2011 (in millions):

	As of March 31, 2012
	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2010	$45.6	$6.0	$51.6
Actual return on assets:
Related to assets held at reporting date	1.3	2.2	3.5
Related to assets sold during the period	0.1	—	0.1
Purchases, sales, issuances and settlements	(2.7)	—	(2.7)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March, 31, 2011	44.3	8.2	52.5
Actual return on assets:
Related to assets held at reporting date	6.8	0.6	7.4
Related to assets sold during the period	0.1	—	0.1
Purchases, sales, issuances and settlements	3.6	—	3.6
Transfers in and/or out of Level 3	—	—	—
Ending balance, March, 31, 2012	$54.8	$8.8	$63.6
During fiscal 2013, the Company expects to contribute approximately $11.9 million to its defined benefit plans and $3.3 million to its other postretirement benefit plans.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2013	$38.1	$3.3
2014	38.6	3.4
2015	39.5	3.4
2016	40.1	3.5
2017	41.1	3.4
2018-2022	215.0	14.7
Pension Plans That Are Not Fully Funded
At March 31, 2012, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $678.9 million, $667.4 million and $549.2 million, respectively.
At March 31, 2011, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $202.2 million, $198.3 million and $119.3 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 8.0% in fiscal 2012 grading down to 5% in fiscal 2018 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Increase (decrease) in total of service and interest cost components	$0.1	$0.2	$0.2	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	2.7	2.6	2.4	(2.4)	(2.3)	(2.1)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.3 million, $0.2 million, and $0.3 million for the years ended March 31, 2012, 2011 and 2010, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $11.0 million, $6.1 million, and $3.4 million for the years ended March 31, 2012, 2011 and 2010, respectively.
16. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company's determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a valuation allowance against substantially all deferred tax assets relating to foreign and state net operating loss carryforwards; and a partial valuation allowance against foreign tax credit carryforwards.
Income Tax Provision (Benefit)
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended March 31,
	2012	2011	2010
Current:
United States	$1.1	$0.3	$0.5
Non-United States	17.5	11.2	8.3
State and local	1.6	0.5	5.0
Total current	20.2	12.0	13.8
Deferred:
United States	(0.7)	(19.1)	29.4
Non-United States	(5.1)	(2.1)	(7.8)
State and local	(2.9)	(0.9)	(4.9)
Total deferred	(8.7)	(22.1)	16.7
Provision (benefit) for income taxes	$11.5	$(10.1)	$30.5

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2012	2011	2010
Provision (benefit) for income taxes at U.S. federal statutory income tax rate	$14.5	$(21.5)	$41.5
State and local income taxes, net of federal benefit	0.9	(3.7)	5.6
Net effects of foreign related operations	(4.1)	9.3	(0.8)
Net effect to deferred taxes for changes in tax rates	(1.2)	(0.4)	(0.6)
Unrecognized tax benefits, net of federal benefit	0.4	(1.5)	(13.6)
Change in net valuation allowance	(0.9)	7.6	(2.4)
Capitalized transaction costs	1.3	—	—
Other	0.6	0.1	0.8
Provision (benefit) for income taxes	$11.5	$(10.1)	$30.5
The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year ended March 31,
	2012	2011	2010
United States	$21.3	$(91.0)	$130.1
Non-United States	20.1	29.6	(11.5)
Income (loss) before income taxes	$41.4	$(61.4)	$118.6

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2012	March 31, 2011
Deferred tax assets:
Compensation and retirement benefits	$82.4	$64.2
US federal and state tax operating loss carryforwards	72.3	88.7
Foreign tax credit carryforwards	54.9	58.8
Foreign net operating loss carryforwards	26.0	40.4
Other	11.1	14.4
Total deferred tax assets before valuation allowance	246.7	266.5
Valuation allowance	(90.3)	(111.2)
Total deferred tax assets	156.4	155.3
Deferred tax liabilities:
Property, plant and equipment	53.6	56.8
Inventories	34.5	32.5
Intangible assets and goodwill	243.2	245.7
Cancellation of indebtedness	78.4	78.4
Total deferred tax liabilities	409.7	413.4
Net deferred tax liabilities	$253.3	$258.1
These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities.

Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for deferred tax assets relating to foreign and state net operating loss carryforwards; as well as, foreign tax credit carryforwards. Significant factors considered by management in this determination included the historical operating results of the Company (including the material impairment charges recorded for the year ended March 31, 2009) as well as anticipated reversals of future taxable temporary differences. A valuation allowance was recorded at March 31, 2012 and 2011 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. The significant reduction in both the foreign net operating loss carryforwards and valuation allowance presented above was generally not due to the utilization of these particular carryforwards but rather as a result of the divestiture (discussed in Note 3 Acquisitions and Divestiture) rendering the possible utilization of certain related net operating loss carryforwards remote. As such, the affected deferred tax asset has been written off against its related valuation allowance. The carryforward period for the foreign tax credit is ten years. The carryforward period for the U.S. federal net operating loss carryforward is twenty years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.
No provision has been made for United States income taxes related to approximately $49.7 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. It is not practicable to determine the income tax liability, if any, that would be payable if such earnings were not permanently reinvested.
Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2012, 2011 and 2010 was $17.5 million, $15.3 million and $14.1 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for unrecognized tax benefits as of March 31, 2012 and March 31, 2011 was $34.1 million and $26.0 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2012 and March 31, 2011 (in millions):

	Year Ended March 31,
	2012	2011
Balance at beginning of period	$23.6	$25.7
Additions based on tax positions related to the current year	9.1	0.2
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(1.5)
Settlements	(0.3)	—
Reductions due to lapse of applicable statute of limitations	(1.3)	(0.9)
Cumulative translation adjustment	(0.2)	0.1
Balance at end of period	$30.9	$23.6
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012 and March 31, 2011, the total amount of unrecognized tax benefits includes $10.0 million and $8.8 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the fiscal years ended March 31, 2012, 2011, and 2010 was $0.8 million, $1.1 million, and $(4.5) million, respectively.
During the third quarter of fiscal 2010, the Company completed an examination of its United States federal income tax returns by the Internal Revenue Service (“IRS”) for the tax periods ended March 31, 2006 and July 21, 2006. The conclusion of the examination resulted in no cash tax impact to the Company; however, there was a relatively small downward adjustment to the Company's federal net operating loss ("NOL") incurred for the tax period ended July 21, 2006. In addition, the Company signed up for a new Brazilian tax settlement program during the same period of fiscal 2010 with respect to certain outstanding tax liabilities relating to its Brazilian operations. In exchange for immediate payment of existing, historical tax liabilities, the settlement program provided for substantial discounts in related interest, penalties and other fees that were previously accrued to the Company. For the fiscal year ended March 31, 2010, the Company paid approximately $2.9 million to extinguish the historical Brazilian tax liability.

The Company or one or more of its subsidiaries conducts business in multiple locations within and outside U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, a number of the Company's German subsidiaries (including VAG) are currently under examination for their German corporate income and trade tax returns covering multiple periods. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2009, state and local income tax examinations for years ending prior to fiscal 2008 or significant foreign income tax examinations for years ending prior to fiscal 2007. With respect to the Company's U.S. federal NOL carryforward, the short tax period ended March 31, 2007 and the tax year ended March 31, 2008 remain open under statutes of limitations; whereby, the IRS may not adjust the income tax liability for this tax period, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.
17. Related Party Transactions
Management Services Fee
The Company had a management services agreement with an affiliate of Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to our business. Under the terms of the agreement, which became effective July 22, 2006 (and was amended and restated on February 7, 2007), the Company incurred $3.0 million of costs in each of the years ended March 31, 2012, 2011, and 2010, plus out-of-pocket expenses in each period. Upon the consummation of the Company's IPO, subsequent to year end, the Company and Apollo and its affiliates have terminated the management consulting agreement, and in connection with the termination Apollo or its affiliates have received $15.0 million from the Company. Such payment was negotiated as a reduced amount in lieu of the one-time termination fee of $20.1 million that Apollo otherwise would be entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement). The amount was calculated using a discount rate having a final maturity date that is closest to the twelfth anniversary of the date of the amended agreement.
Consulting Services
The Company has had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, the Chairman of the Board, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC (collectively, “Cypress”), since 2006, which was amended and restated in 2007. The Cypress Agreement provides that Mr. Sherman has a right to serve as our Non-Executive Chairman of the Board. The Cypress Agreement also eliminated the annual consulting fees payable to Mr. Sherman and/or Cypress, but maintained provisions for the reimbursement of certain out-of-pocket expenses incurred in connection with performing the agreement. During fiscal 2012, 2011 and 2010, Mr. Sherman did not receive consulting fees under the Cypress Agreement; he did, however, receive fees in fiscal 2012, 2011, and 2010 for serving on Rexnord's board of directors, including $250,000 annually for serving as Chairman of the Board.
During the years ended March 31, 2012, 2011 and 2010, the Company paid fees of approximately $0.2 million. $0.4 million, $0.7 million, respectively, for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain of our minority stockholders. NLP provided consulting services to us related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives.
Stockholders' Agreements
In connection with the consummation of the Apollo transaction, the Company entered into two separate stockholders' agreements one with Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC (together with Rexnord Acquisition Holdings I, LLC, the “Apollo Holders”) and certain other of our stockholders, and the other with the Apollo Holders, George M. Sherman and Cypress (collectively, the “Stockholders' Agreements”). Pursuant to the Stockholders' Agreements, (1) so long as the Apollo Holders owned any shares of Company common stock, it had the right to nominate a majority of our directors and (2) Mr. Sherman had the right to serve as a director until he resigned as a director or ceased to serve under the consulting agreement with Cypress. All terms of the Stockholders' Agreements (including the board nomination rights), have terminated upon the consummation of the Company's IPO on April 3, 2012 with the exception of the registration rights provisions described below.

Under the terms of the Stockholders' Agreements, the Company has agreed to register shares of our common stock owned by affiliates of the Apollo Holders under the following circumstances:
Demand Registration Rights. At any time upon the written request from the Apollo Holders, the Company will use its best efforts to register as soon as possible, but in any event within 90 days, the Company's restricted shares specified in such request for resale under the Securities Act, subject to customary cutbacks. The Apollo Holders have the right to make two such written requests in any 12-month period. The Company may defer a demand registration by up to 90 days if our board of directors determines it would be materially adverse to it to file a registration statement.
Piggyback Rights. If at any time the Company proposes to register restricted shares under the Securities Act (other than on Form S-4 or Form S-8), prompt written notice of its intention shall be given to each stockholder. If within 15 days of delivery of such notice, stockholders elect to include in such registration statement any restricted shares such person holds, the Company will use its best efforts to register all such restricted shares. The Company will also include all such restricted shares in any demand registration or registration on Form S-3, subject to customary cutbacks.
Registrations on Form S-3. The Apollo Holders may request in writing an unlimited number of demand registrations on Form S-3 of its restricted shares. At any time upon the written request from the Apollo Holders, prompt written notice of the proposed registration shall be given to each stockholder. Within 15 days of delivery of such notice, the stockholders may elect to include in such registration statement any restricted shares such person holds, subject to customary cutbacks.
Holdback. In consideration of the foregoing registration rights, each stockholder has agreed not to transfer any restricted shares without the Company's prior written consent for a period not to begin more than 10 days prior to the effectiveness of the registration statement pursuant to which any public offering shall be made and not to exceed 180 days following the consummation of this offering (or 90 days in the case of other public offerings).
Nominating Agreement
On April 3, 2012 the Company entered into an agreement with Apollo pursuant to which Apollo has the right, at any time until Apollo no longer beneficially owns at least 50.1% of Rexnord's outstanding common stock, to require Rexnord to increase the size of its board of directors by such number that, when added to the number of directors designated by Apollo, would constitute a majority of Rexnord's board of directors, and to fill those vacancies with directors nominated by Apollo. Until such time as Apollo no longer beneficially owns at least 50.1% of the Company's outstanding common stock, Apollo has the right to nominate four designees to the board of directors. After Apollo no longer beneficially owns at least 50.1% of the Company's outstanding common stock, but until such time as Apollo no longer beneficially owns at least 33 1/3% of Rexnord's outstanding common stock, Apollo will have the right to nominate three designees to the Company's board of directors. In addition, under the Company's bylaws, until such time as Apollo no longer beneficially owns at least 33 1/3% of the Company's outstanding common stock, certain important matters require the approval of a majority of the directors nominated by Apollo voting on such matters.
Debt Transactions and Purchases of Debt Securities
From time to time, Apollo and the Company's directors and executive officers have purchased debt securities from, or financed borrowings involving, the Company, or otherwise purchased the Company's debt securities. The following paragraphs describe any such transactions that occurred during the current fiscal year and the last three completed fiscal years.
During fiscal 2012, Mr. Sherman, the Company's Chairman and a director, purchased approximately $0.1 million of the Company's senior notes due 2018.
During fiscal 2010, Mr. Sherman purchased approximately $2.1 million (approximately $2.5 million face value or 0.8% of the total commitment) of the Company's senior subordinated notes due 2016.
During fiscal 2010, Mr. Adams, a director and the Company's President and Chief Executive Officer, purchased approximately $0.1 million (approximately $0.1 million face value or 0.1% of the total commitment) of the Company's senior subordinated notes due 2016.
During fiscal 2010, Mr. Jeyarajah, while he was an employee of Cypress and a director, purchased approximately $0.2 million (approximately $0.3 million face value or 0.1% of the total commitment) of the Company's senior subordinated notes due 2016. In April 2010, Mr. Jeyarajah became the Company's Executive Vice President-Corporate & Business Development and ceased his employment with Cypress.

Apollo previously owned the Company's senior subordinated notes due 2016 from February 2008 to August 2009. The largest aggregate principal amount of such notes held by Apollo during that period was $10.0 million. During the period of ownership, the Company paid Apollo $1.6 million in interest under the senior subordinated notes due 2016. During fiscal 2010, Apollo sold all of the senior subordinated notes due 2016 held by it to a third party.
Apollo previously owned the Company's PIK toggle senior indebtedness from February 2008 to October 2009. The largest aggregate principal amount of such indebtedness held by Apollo during that period was $43.8 million. During the period of ownership, the Company paid Apollo $43.8 million and made no cash payments of interest under the Company PIK toggle senior indebtedness; however, Apollo did receive $3.3 million of in-kind interest on such indebtedness in fiscal 2010, which was paid in accordance with terms of the credit agreement and the indenture for the PIK toggle senior indebtedness by issuing additional PIK toggle senior indebtedness on the interest payment dates at the rates set forth in the respective governing document. During fiscal 2010, the Company purchased all $43.8 million of outstanding face value of PIK toggle senior indebtedness owned by Apollo for $28.0 million in cash in an open market purchase (the purchase price of the notes was based on indicative market values for similar issuers).
As of March 31, 2012, Apollo did not own any of the Company's outstanding indebtedness.
 Other
The Company's engineering and sourcing center in Zhuhai, China has an agreement with Bath Acquisition Corp. (“Bath”) (the former bath segment of Jacuzzi Brands, Inc., which was subsequently purchased by an Apollo affiliate) to perform certain sourcing, engineering and product development services that are reimbursed based on the actual costs we incur. We earned $0.1 million, $0.1 million and $0.2 million during fiscal 2012, 2011 and 2010, respectively, for services rendered under this agreement. At March 31, 2012, the Company had an outstanding receivable from Bath in the amount of $0.1 million.
18. Commitments and Contingencies
The Company's subsidiaries are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity notice period for certain pre-closing environmental liabilities, other than those set forth below relating to the Ellsworth Industrial Park Site, expired in November 2009, and the indemnity notice period for certain pre-closing environmental liabilities relating to the Ellsworth Industrial Park Site expires in November 2012. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•
In 2002, Rexnord Industries, LLC (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in matters related to the Site and has paid 100% of the costs to date.

•
Multiple lawsuits (with approximately 1,000 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are approximately 4,000 individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities and certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. Certain pre-closing environmental matters are subject to an indemnity notice period that expires in May 2012.
The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•
Falk, through its successor entity, is a defendant in approximately 200 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 500 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of March 31, 2012, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of March 31, 2012, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $42.0 million of which Zurn expects to pay approximately $33.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of March 31, 2012, is approximately $257.3 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $181.3 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $257.3 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of March 31, 2012, the Company recorded a receivable from its insurance carriers of $42.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $257.3 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $257.3 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.

The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fifteen lawsuits, brought between July 2007 and July 2011, in various United States courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits represent (in the case of the proceedings in Minnesota), or seek to represent, a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). All but the Hawaii suits, which remain in Hawaii state court, have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The court in the Minnesota proceedings certified certain classes of plaintiffs in Minnesota for negligence and negligent failure to warn claims and for breach of warranty claims. On July 6, 2011, the U.S. Court of Appeals for the 8th Circuit affirmed the class certification order of the Minnesota court. Class certification has not been granted in the other state court actions. The Company's insurance carriers currently are funding the Company's defense in these proceedings; however, they have filed suit for a declaratory judgment in Florida state court challenging their coverage obligations with respect to certain classes of claims. The Florida suit currently is stayed, pending resolution of the underlying claims. Although the Company continues to vigorously defend itself in the various court proceedings and continues to vigorously pursue insurance coverage, the uncertainties of litigation, and insurance coverage and collection, as well as the actual number or value of claims, may subject the Company to substantial liability that could have a material adverse effect on the Company.

19. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. This segment serves a diverse group of end markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, PEX piping and engineered valves and gates for the water and wastewater treatment market. The financial information of the Company's segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Business Segment Information:
(in Millions)

	March 31, 2012	March 31, 2011	March 31, 2010
Net sales
Process & Motion Control	$1,336.1	$1,175.1	$1,003.7
Water Management	633.5	524.5	506.3
Consolidated	$1,969.6	$1,699.6	$1,510.0
Income (loss) from operations
Process & Motion Control	$230.3	$181.1	$116.5
Water Management	51.3	69.4	76.1
Corporate	(39.8)	(31.4)	(31.2)
Consolidated	241.8	219.1	161.4
Non-operating (expense) income:
Interest expense, net	(176.2)	(180.8)	(194.2)
(Loss) gain on the extinguishment of debt	(10.7)	(100.8)	167.8
Loss on divestiture	(6.4)	—	—
Other (expense) income, net	(7.1)	1.1	(16.4)
Income (loss) before income taxes	41.4	(61.4)	118.6
Provision (benefit) for income taxes	11.5	(10.1)	30.5
Net income (loss)	$29.9	$(51.3)	$88.1
Restructuring and other similar costs (included in Income (loss) from operations)
Process & Motion Control	$5.4	$—	$6.3
Water Management	5.0	—	0.5
Corporate	1.0	—	—
Consolidated	$11.4	$—	$6.8
Depreciation and Amortization
Process & Motion Control	$80.6	$79.4	$83.0
Water Management	33.8	26.7	26.3
Consolidated	$114.4	$106.1	$109.3
Capital Expenditures
Process & Motion Control	$41.5	$32.1	$17.0
Water Management	17.0	5.5	5.0
Consolidated	$58.5	$37.6	$22.0

	March 31, 2012	March 31, 2011	March 31, 2010
Total Assets
Process & Motion Control	$2,211.7	$2,305.7	$2,170.0
Water Management	1,044.2	765.0	799.1
Corporate	35.0	29.0	47.4
Consolidated	$3,290.9	$3,099.7	$3,016.5

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010	March 31, 2012	March 31, 2011	March 31, 2010
United States	$1,326.4	$1,212.8	$1,119.0	$267.3	$274.7	$292.8
Europe	339.2	230.6	186.5	57.5	52.8	55.6
Rest of World	304.0	256.2	204.5	94.4	30.9	27.8
	$1,969.6	$1,699.6	$1,510.0	$419.2	$358.4	$376.2
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280-10 Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.
20. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of March 31, 2012 and 2011 and for the years ended March 31, 2012, 2011 and 2010 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
March 31, 2012
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.8	$—	$198.0	$92.2	$—	$298.0
Receivables, net	—	—	198.4	143.6	—	342.0
Inventories, net	—	—	225.4	97.4	—	322.8
Other current assets	0.6	—	15.5	39.4	—	55.5
Total current assets	8.4	—	637.3	372.6	—	1,018.3
Receivable from (payable to) affiliates, net	—	118.4	(93.7)	(24.7)	—	—
Property, plant and equipment, net	—	—	266.8	152.4	—	419.2
Intangible assets, net	—	—	568.1	79.0	—	647.1
Goodwill	—	—	828.8	285.9	—	1,114.7
Investment in:
Issuer subsidiaries	(41.8)	—	—	—	41.8	—
Guarantor subsidiaries	—	1,547.8	—	—	(1,547.8)	—
Non-guarantor subsidiaries	—	—	714.5	—	(714.5)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	25.6	20.0	4.0	—	49.6
Total assets	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Current portion of long-term debt	$—	$9.8	$—	$0.5	$—	$10.3
Trade payables	—	—	144.2	76.4	—	220.6
Compensation and benefits	—	—	43.2	18.9	—	62.1
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.7	—	6.3
Interest payable	—	49.9	—	—	—	49.9
Other current liabilities	2.9	8.2	69.5	37.5	—	118.1
Total current liabilities	2.9	67.9	260.5	136.0	—	467.3
Long-term debt	—	2,382.8	23.9	6.7	—	2,413.4
Note (receivable from) payable to affiliates, net	—	(816.8)	908.6	(91.8)	—	—
Pension and Postretirement benefit obligations	—	—	114.0	46.5	—	160.5
Deferred income taxes	43.6	85.5	77.6	39.0	—	245.7
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	—	14.2	9.4	19.2	—	42.8
Total liabilities	46.5	1,733.6	1,436.0	155.6	—	3,371.7
Total stockholders’ (deficit) equity	(79.9)	(41.8)	1,547.8	714.5	(2,220.5)	(79.9)
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total liabilities and stockholders’ (deficit) equity	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9

Condensed Consolidating Balance Sheet
March 31, 2011
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.7	$—	$304.3	$86.0	$—	$391.0
Receivables, net	—	—	179.2	90.9	—	270.1
Inventories, net	—	—	217.6	66.2	—	283.8
Other current assets	—	—	15.3	21.2	—	36.5
Total current assets	0.7	—	716.4	264.3	—	981.4
Receivable from (payable to) affiliates, net	—	24.7	—	(24.7)	—	—
Property, plant and equipment, net	—	—	274.2	84.2	—	358.4
Intangible assets, net	—	—	615.7	29.0	—	644.7
Goodwill	—	—	826.6	189.6	—	1,016.2
Investment in:
Issuer subsidiaries	51.6	—	—	—	(51.6)	—
Guarantor subsidiaries	—	1,603.2	—	—	(1,603.2)	—
Non-guarantor subsidiaries	—	—	644.2	—	(644.2)	—
Insurance for asbestos claims	—	—	65.0	—	—	65.0
Pension assets	—	—	4.6	—	—	4.6
Other assets	1.8	27.7	0.8	(0.9)	—	29.4
Total assets	$54.1	$1,655.6	$3,147.5	$541.5	$(2,299.0)	$3,099.7
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Current portion of long-term debt	$93.2	$2.0	$—	$9.0	$—	$104.2
Trade payables	—	—	125.4	56.3	—	181.7
Compensation and benefits	—	—	51.0	16.9	—	67.9
Current portion of pension and postretirement benefit obligations	—	—	3.9	2.2	—	6.1
Interest payable	0.5	50.0	1.3	—	—	51.8
Other current liabilities	4.6	4.9	61.7	14.9	—	86.1
Total current liabilities	98.3	56.9	243.3	99.3	—	497.8
Long-term debt	—	2,206.9	0.5	2.5	—	2,209.9
Note (receivable from) payable to affiliates, net	—	(776.3)	1,056.9	(280.6)	—	—
Pension and Postretirement benefit obligations	—	—	71.5	41.7	—	113.2
Deferred income taxes	44.0	96.4	91.0	23.5	—	254.9
Reserve for asbestos claims	—	—	65.0	—	—	65.0
Other liabilities	—	20.1	16.1	10.9	—	47.1
Total liabilities	142.3	1,604.0	1,544.3	(102.7)	—	3,187.9
Total stockholders’ (deficit) equity	(88.2)	51.6	1,603.2	644.2	(2,299.0)	(88.2)
Total liabilities and stockholders’ (deficit) equity	$54.1	$1,655.6	$3,147.5	$541.5	$(2,299.0)	$3,099.7

Condensed Consolidating Statement of Operations
Year Ended March 31, 2012
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,425.9	$656.2	$(112.5)	$1,969.6
Cost of sales	—	—	931.9	456.7	(112.5)	1,276.1
Gross profit	—	—	494.0	199.5	—	693.5
Selling, general and administrative expenses	—	—	271.2	118.2	—	389.4
Restructuring and other similar charges	—	—	4.7	6.7	—	11.4
Amortization of intangible assets	—	—	47.9	3.0	—	50.9
Income from operations	—	—	170.2	71.6	—	241.8
Non-operating income (expense):
Interest expense:
To third parties	(1.1)	(172.1)	(2.1)	(0.9)	—	(176.2)
To affiliates	—	116.5	(97.4)	(19.1)	—	—
Loss on the extinguishment of debt	(0.7)	(10.0)	—	—	—	(10.7)
Loss on divestiture	—	—	(0.6)	(5.8)	—	(6.4)
Other (expense) income, net	(0.2)	(2.8)	21.3	(25.4)	—	(7.1)
(Loss) income before income taxes	(2.0)	(68.4)	91.4	20.4	—	41.4
(Benefit) provision for income taxes	(0.6)	(23.9)	23.5	12.5	—	11.5
(Loss) income before equity in earnings of subsidiaries	(1.4)	(44.5)	67.9	7.9	—	29.9
Equity in earnings of subsidiaries	31.3	75.8	7.9	—	(115.0)	—
Net income	$29.9	$31.3	$75.8	$7.9	$(115.0)	$29.9

Condensed Consolidating Statement of Operations
Year Ended March 31, 2011
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,291.9	$495.3	$(87.6)	$1,699.6
Cost of sales	—	—	838.4	352.0	(87.6)	1,102.8
Gross profit	—	—	453.5	143.3	—	596.8
Selling, general and administrative expenses	—	—	249.3	79.8	—	329.1
Amortization of intangible assets	—	—	47.9	0.7	—	48.6
Income from operations	—	—	156.3	62.8	—	219.1
Non-operating income (expense):
Interest expense:
To third parties	(7.1)	(172.9)	(0.3)	(0.5)	—	(180.8)
To affiliates	—	116.8	(106.2)	(10.6)	—	—
Loss on the extinguishment of debt	—	(100.8)	—	—	—	(100.8)
Other (expense) income, net	—	(3.1)	25.7	(21.5)	—	1.1
(Loss) income before income taxes	(7.1)	(160.0)	75.5	30.2	—	(61.4)
(Benefit) provision for income taxes	(3.2)	(56.0)	39.8	9.3	—	(10.1)
(Loss) income before equity in earnings of subsidiaries	(3.9)	(104.0)	35.7	20.9	—	(51.3)
Equity in (loss) earnings of subsidiaries	(47.4)	56.6	20.9	—	(30.1)	—
Net (loss) income	$(51.3)	$(47.4)	$56.6	$20.9	$(30.1)	$(51.3)

Condensed Consolidating Statement of Operations
Year Ended March 31, 2010
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,173.5	$395.9	$(59.4)	$1,510.0
Cost of sales	—	—	768.3	285.5	(59.4)	994.4
Gross profit	—	—	405.2	110.4	—	515.6
Selling, general and administrative expenses	—	—	230.3	67.4	—	297.7
Restructuring and other similar costs	—	—	4.6	2.2	—	6.8
Amortization of intangible assets	—	—	49.2	0.5	—	49.7
Income from operations	—	—	121.1	40.3	—	161.4
Non-operating income (expense):
Interest expense:
To third parties	(10.5)	(181.8)	(0.7)	(1.2)	—	(194.2)
To affiliates	—	115.9	(103.0)	(12.9)	—	—
Gain on the extinguishment of debt	167.8	—	—	—	—	167.8
Other income (expense), net	—	3.8	16.8	(37.0)	—	(16.4)
Income (loss) before income taxes	157.3	(62.1)	34.2	(10.8)	—	118.6
Provision (benefit) for income taxes	56.5	(26.6)	(0.1)	0.7	—	30.5
Income (loss) before equity in earnings of subsidiaries	100.8	(35.5)	34.3	(11.5)	—	88.1
Equity in (loss) income of subsidiaries	(12.7)	22.8	(11.5)	—	1.4	—
Net income (loss)	$88.1	$(12.7)	$22.8	$(11.5)	$1.4	$88.1

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2012
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$29.9	$31.3	$75.8	$7.9	$(115.0)	$29.9
Non-cash adjustments	(31.0)	(66.4)	91.8	30.5	115.0	139.9
Changes in operating assets and liabilities, including intercompany activity	(0.4)	(35.4)	(222.1)	227.4	—	(30.5)
Cash provided by (used for) operating activities	(1.5)	(70.5)	(54.5)	265.8	—	139.3
Investing activities
Expenditures for property, plant and equipment	—	—	(44.7)	(13.8)	—	(58.5)
Acquisition, net of cash	—	—	(18.2)	(238.6)	—	(256.8)
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(17.9)	—	—	(17.9)
Proceeds from dispositions of property, plant, and equipment	—	—	5.6	—	—	5.6
Proceeds from divestiture, net of transaction costs	—	—	—	3.4	—	3.4
Cash used for investing activities	—	—	(75.2)	(249.0)	—	(324.2)
Financing activities
Proceeds from borrowings of long-term debt	—	937.2	—	—	—	937.2
Repayments of long-term debt	—	(761.0)	—	(1.0)	—	(762.0)
Proceeds from borrowings of short-term debt	—	9.5	—	1.2	—	10.7
Repayments of short-term debt	(93.5)	(2.0)	—	(9.5)	—	(105.0)
Proceeds from financing under New Market Tax Credit incentive program	—	—	23.4	—	—	23.4
Payment of deferred financing fees	—	(13.2)	—	—	—	(13.2)
Dividend payment to parent company	100.0	(100.0)	—	—	—	—
Sale of common stock	2.1					2.1
Cash provided by (used for) financing activities	8.6	70.5	23.4	(9.3)	—	93.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Increase (decrease) in cash and cash equivalents	7.1	—	(106.3)	6.2	—	(93.0)
Cash and cash equivalents at beginning of period	0.7	—	304.3	86.0	—	391.0
Cash and cash equivalents at end of period	$7.8	$—	$198.0	$92.2	$—	$298.0

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2011
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(51.3)	$(47.4)	$56.6	$20.9	$(30.1)	$(51.3)
Non-cash adjustments	50.8	26.7	86.4	9.1	30.1	203.1
Changes in operating assets and liabilities, including intercompany activity	0.5	25.8	(12.7)	(0.9)	—	12.7
Cash provided by operating activities	—	5.1	130.3	29.1	—	164.5
Investing activities
Expenditures for property, plant and equipment	—	—	(30.1)	(7.5)	—	(37.6)
Proceeds from sale of unconsolidated affiliates	—	—	0.9	—	—	0.9
Acquisition, net of cash	—	—	—	1.2	—	1.2
Cash used for investing activities	—	—	(29.2)	(6.3)	—	(35.5)
Financing activities
Proceeds from borrowings of long-term debt	—	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	—	(1,070.1)	—	(1.0)	—	(1,071.1)
Proceeds from borrowings of short-term debt	—	—	(0.1)	2.1	—	2.0
Repayments of short-term debt	—	—	—	(2.8)	—	(2.8)
Payment of deferred financing fees	—	(14.6)	—	—	—	(14.6)
Payment of tender premium	—	(63.5)	—	—	—	(63.5)
Excess tax benefit on exercise of stock options	—	0.5	—	—	—	0.5
Purchase of common stock	(1.0)	—	—	—	—	(1.0)
Net payments from issuance of common stock and stock option exercises	(1.4)	—	—	—	—	(1.4)
Dividend payment to parent company	2.4	(2.4)	—	—	—	—
Cash used for financing activities	—	(5.1)	(0.1)	(1.7)	—	(6.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.0	—	5.0
Increase in cash and cash equivalents	—	—	101.0	26.1	—	127.1
Cash and cash equivalents at beginning of period	0.7	—	203.3	59.9	—	263.9
Cash and cash equivalents at end of period	$0.7	$—	$304.3	$86.0	$—	$391.0

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2010
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$88.1	$(12.7)	$22.8	$(11.5)	$1.4	$88.1
Noncash adjustments	(92.8)	(29.8)	125.6	9.9	(1.4)	11.5
Changes in operating assets and liabilities, including intercompany activity	3.2	162.1	(130.9)	21.5	—	55.9
Cash (used for) provided by operating activities	(1.5)	119.6	17.5	19.9	—	155.5
Investing activities
Expenditures for property, plant and equipment	—	—	(17.2)	(4.8)	—	(22.0)
Cash used for investing activities	—	—	(17.2)	(4.8)	—	(22.0)
Financing activities
Proceeds from borrowings of long-term debt		—	0.5	—	—	0.5
Repayments of long-term debt		(84.7)	(30)	(1.4)	—	(116.1)
Repayment of short-term debt		—	—	(2.8)	—	(2.8)
Repurchase of PIK toggle senior indebtedness	(36.5)	—	—	—	—	(36.5)
Dividend payment to parent company	30.0	(30.0)	—	—	—	—
Payment of financing fees		(4.9)	—	—	—	(4.9)
Purchase of common stock	(0.4)	—	—	—	—	(0.4)
Payment to cancel stock options	(1.5)	—	—	—	—	(1.5)
Net proceeds from issuance of common stock and stock option exercises	0.2	—	—	—	—	0.2
Cash used for financing activities	(8.2)	(119.6)	(29.5)	(4.2)	—	(161.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4.0	—	4.0
(Decrease) increase in cash and cash equivalents	(9.7)	—	(29.2)	14.9	—	(24.0)
Cash and cash equivalents at beginning of year	10.4	—	232.5	45.0	—	287.9
Cash and cash equivalents at end of year	$0.7	$—	$203.3	$59.9	$—	$263.9

21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$476.2	$455.2	$492.4	$545.8	$1,969.6
Gross profit	166.9	160.4	165.2	201.0	693.5
Net income	11.2	4.5	5.6	8.6	29.9

Net income per share:
Basic	$0.17	$0.07	$0.08	$0.13	$0.45
Diluted	$0.16	$0.06	$0.08	$0.12	$0.42

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$407.3	$412.3	$419.8	$460.2	$1,699.6
Gross profit	141.8	145.5	145.1	164.4	596.8
Net income	(76.9)	21.9	1.0	2.7	(51.3)

Net income (loss) per share:
Basic	$(1.15)	$0.33	$0.01	$0.04	$(0.77)
Diluted	$(1.15)	$0.31	$0.01	$0.04	$(0.77)

22. Subsequent Events
Initial Public Offering
On April 3, 2012, the Company closed its IPO of its common stock. In the IPO, the Company registered its common stock with the SEC and subsequently offered and sold 27,236,842 shares of common stock, at a public offering price of $18.00 per share for an aggregate offering proceeds of $462.0 million, net of $28.2 million of underwriting discounts and commissions. In connection with the IPO, the Company incurred additional expenses of $2.6 million. The Company also expects to recognize an additional charge of $15.0 million to terminate the Company's management agreement with Apollo and use $325.0 million of cash to redeem the 11.75% Notes discussed below. For additional information regarding the IPO and use of proceeds see Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" elsewhere in this Annual Report.
Redemption of 11.75% Notes
On April 17, 2012, the Company's subsidiaries, RBS Global and Rexnord LLC completed a full redemption of all of the 11.75% Notes that were then outstanding under the indenture (as amended or supplemented, the “11.75% Notes Indenture”). The Company utilized proceeds from the IPO and paid an aggregate of approximately $325.0 million, which consisted of $300.0 million aggregate principal amount of 11.75% Notes, plus early redemption premiums of $17.6 million and accrued interest of $7.4 million. Upon the redemption, the 11.75% Notes Indenture was discharged in accordance with its terms, except for certain obligations of to the trustee. The Company expects to recognize a related expense of $21.1 million in the first quarter of fiscal 2013, which is comprised of the $17.6 million tender premium and a $3.5 million non-cash write-off of deferred financing costs.
Guarantee
On April 17, 2012, Rexnord Corporation entered into a second supplemental indenture, with respect to RBS Global's and Rexnord LLC's 8.50% Notes. Pursuant to the supplemental indenture, Rexnord Corporation fully and unconditionally guaranteed the 8.50% Notes.
Incremental Assumption Agreement
On April 18, 2012, the Company's subsidiaries, Chase Acquisition I, Inc., RBS Global, Rexnord LLC, and the subsidiaries of RBS Global that are guarantors under the Second Amended and Restated Credit Agreement, dated as of March 15, 2015 (the "Second Restated Credit Agreement") entered into an Incremental Assumption Agreement relating to the Second Restated Credit Agreement. The Incremental Assumption Agreement, which was contemplated by the Second Restated Credit Agreement, increased the amount of the existing revolving credit commitments under the Second Restated Credit Agreement by $85.0 million, from $180.0 million to $265.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a transition period establish by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
The Company's Board of Directors has determined that the fiscal 2013 annual meeting of the Company's stockholders will be held on Thursday, September 20, 2012; that date is also deemed to be the one year anniversary of the prior annual meeting for purposes of Section 2.4 of the Company's Bylaws. Under Section 2.4, a nomination by a stockholder of a person to serve on the Board of Directors or a proposal for other business to be considered at the annual meeting shall be considered to be timely if it is delivered to the Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 10th day following the day on which this report on Form 10-K is filed, and thus public announcement of the date is first made by the Company. A submission on or before such date will also be deemed reasonable by the Company for purposes of the submission of any shareholder proposal pursuant to Rule 14a-8 promulgated by the SEC.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2013 annual meeting, to be held on or about September 20, 2012 (the "Fiscal 2013 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.rexnord.com. To obtain a copy, free of charge, of the Rexnord Code of Business Conduct and Ethics, please submit a written request to Investor Relations 4701 West Greenfield Avenue Milwaukee, Wisconsin 53214. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnord.com or in a Current Report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Director Compensation" in the Fiscal 2013 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Fiscal 2013 Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	10,874,371	$5.27	8,350,000
Equity compensation plans not approved by security holders	None	None	None
Total	10,874,371	$5.27	8,350,000

(1)
All options or shares in these columns relate to Roll-Over options, options granted under the Company's 2006 Stock Option Plan, as amended, which was approved by stockholders in 2006, or the Company's 2012 Performance Incentive Plan, which was approved by stockholders in 2012. Outstanding options exclude an option for 937,000 shares granted as of March 29, 2012 but which was subject to the closing of the IPO (which did not occur until April 3, 2012). With the adoption of the 2012 Performance Incentive Plan, no further awards will be made under the 2006 Stock Option Plan, therefore, any securities remaining under the 2006 Option Plan are not included in the third column above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships Related Party Transactions" in the Fiscal 2013 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2013 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2012, 2011 and 2010 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2012, 2011 and 2010 and consist of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2010:
Valuation allowance for trade and notes receivable	$9.1	$0.3	$0.2	$0.1	$(0.1)	$9.6
Valuation allowance for excess and obsolete inventory	30.8	7.1	0.5	0.1	(6.5)	32.0
Valuation allowance for income taxes	102.7	6.4	—	—	(8.4)	100.7
Fiscal Year 2011:
Valuation allowance for trade and notes receivable	9.6	0.6	—	—	(4.9)	5.3
Valuation allowance for excess and obsolete inventory	32.0	3.8	—	—	(6.3)	29.5
Valuation allowance for income taxes	100.7	8.7	—	3.5	(1.7)	111.2
Fiscal Year 2012:
Valuation allowance for trade and notes receivable	5.3	1.2	1.8	—	(1.9)	6.4
Valuation allowance for excess and obsolete inventory	29.5	2.6	3.5	0.8	(4.0)	32.4
Valuation allowance for income taxes	111.2	6.5	—	—	(27.4)	90.3
 Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.
All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.
See Exhibit Index included after the signature page to this report, which Exhibit Index is incorporated by reference, herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 9, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 9, 2012
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 9, 2012
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ George M. Sherman	Director	May 9, 2012
George M. Sherman

/s/ Laurence M. Berg	Director	May 9, 2012
Laurence M. Berg

/s/ Peter P. Copses	Director	May 9, 2012
Peter P. Copses

/s/ Damian J. Giangiacomo	Director	May 9, 2012
Damian J. Giangiacomo

/s/ Praveen R. Jeyarajah	Director	May 9, 2012
Praveen R. Jeyarajah

/s/ Steven Martinez	Director	May 9, 2012
Steven Martinez

/s/ John S. Stroup	Director	May 9, 2012
John S. Stroup

EXHIBIT INDEX
Rexnord Corporation
(the “Company”)
Annual Report on Form 10-K
for the fiscal year ended March 31, 2012

Exhibit	Description	Incorporated Herein be Reference to	Filed Herewith
2.1	Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C., dated as of May 24, 2006	Exhibit 2.1 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006 (“7/27/06 8-K/A”)+

2.2	Purchase Agreement, dated as of October 11, 2006, between RBS Global, Inc. and Jupiter Acquisition, LLC	Exhibit 2.2 to the Form 10-Q for the quarter ended September 30, 2006 filed by RBS Global, Inc./Rexnord LLC+

2.3
Stock Purchase Agreement dated as of September 27, 2002, by and among RBS Acquisition Corporation, Invensys plc, BTR Inc., BTR (European Holdings) BV, BTR Industries GmbH, Dunlop Vermögensverwaltungsgesellschaft GmbH, Brook Hansen Inc., Invensys France SAS, Invensys Holdings Ltd., Hansen Transmissions International Ltd., Hawker Siddeley Management Ltd. and BTR Finance BV
Exhibit 2.1 to the Form S-4 Registration Statement (SEC File No. 333-102428 filed by RBS Global, Inc./Rexnord LLC on January 9, 2003)+

2.4	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

2.5	Merger Agreement by and among Zurn Industries, LLC, Zurn Acquisition Sub Inc., GA Industries, Inc. and Certain Shareholders dated as of December 20, 2007	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on December 21, 2007+

3.1	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012 (“4/3/12 8-K”)

3.2	Amended and Restated By-Laws as amended through April 3, 2012	Exhibit 3.2 to the 4/3/12 8-K

4.1	Nominating Agreement, dated April 3, 2012, by and among the Company and Apollo Management VI, L.P.	Exhibit 10.1 to the 4/3/12 8-K

4.2(a)
Indenture, dated as of April 28, 2010, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association (“Wells Fargo”), as Trustee
Exhibit 4.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on April 28, 2010 (“4/28/10 8-K”)

4.2(b)
First Supplemental Indenture, dated as of April 9, 2011, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, American Autogard LLC, the Guarantors listed therein and Wells Fargo
Exhibit 4.11 to the Company's Registration Statement on Form S-1, SEC File no. 333-174504 (“2012 S-1”)

4.2(c)
Second Supplemental Indenture, dated as of April 17, 2012, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the Company, the other guarantors named therein and Wells Fargo
Exhibit 4.1 to the Company's Form 8-K dated April 17, 2012 (the “4/17/12 8-K”)

4.2(d)	Form of Unrestricted Global Note evidencing the 8-1/2% Senior Notes due 2018	Exhibit 4.6(e) to the Form S-4 Registration Statement (SEC File No. 333-167904) filed by RBS Global, Inc./Rexnord LLC on June 30, 2010

10.1	Amended and Restated Management Consulting Agreement among Rexnord LLC, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, effective February 7, 2007*	Exhibit 10.2 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2008 (“2008 10-K”)

10.2(a)	Rexnord LLC Special Signing Bonus Plan*	Exhibit 10.7 to the 7/27/06 8-K/A

10.2(b)	Form of Special Signing Bonus Plan Participation Letter*	Exhibit 10.8 to the 7/27/06 8-K/A

10.3(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)*	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.3(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the 7/27/06 8-K/A

10.3(c)	Form of George M. Sherman Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.11 to the 7/27/06 8-K/A

10.3(d)	Form of Non-Employee Director (Apollo Director) Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.8 to the Form 10-K filed by RBS Global Inc./Rexnord LLC for the fiscal year ended March 31, 2007 (“2007 10-K”)

10.4(a)	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between the Company and Praveen Jeyarajah, amending and restating the option agreement dated as of October 29, 2009*	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on April 22, 2010 (the “4/22/10 8-K”)

10.4(b)
Amended and Restated Non-Qualified Stock Option Agreement under the 2006 Option Plan, dated April 16, 2010, between the Company and Praveen Jeyarajah, amending and restating the option agreement dated as of April 19, 2007*
Exhibit 10.2 to the 4/22/10 8-K

10.5	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	Exhibit 10.1 to the Form 10-Q for the quarter ended October 2, 2010 filed by RBS Global, Inc./Rexnord LLC

10.6(a)	The Company's 2012 Performance Incentive Plan (the “2012 Incentive Plan”)*	Exhibit 10.32 to the 2012 S-1

10.6(b)	Form of Option Agreement under the 2012 Incentive Plan*		X

10.7	Offer Letter, dated November 4, 2011, by and between Rexnord Industries, LLC and Mark W. Peterson*	Exhibit 10.30 to the 2012 S-1

10.8	Offer Letter, dated April 19, 2010, by and between Rexnord Industries, LLC and Praveen R. Jeyarajah*	Exhibit 10.29 to the 2012 S-1

10.9(a)	Offer Letter, dated January 4, 2010, by and between Rexnord Industries, LLC and Michael H. Shapiro (no longer in effect)*	Exhibit 10.28 to the 2012 S-1

10.9(b)	Separation Agreement and Release, dated November 7, 2011 with Mr. Shapiro*	Exhibit 10.1 of the Form 8-K filed by RBS Global, Inc./Rexnord LLC on November 7, 2011

10.10	Schedule of Compensation for independent directors, effective for fiscal 2013*		X

10.11	Form of Indemnification Agreement	Exhibit 10.31 to the 2012 S-1

10.12(a)
Second Amended and Restated Credit Agreement, dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party hereto from time to time and Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse, Cayman Islands Branch), as administrative agent for the lenders
Exhibit 10.1 of the Form 8-K filed by RBS Global, Inc./Rexnord LLC on March 16, 2012 (the “3/16/12 8-K”)

10.12(b)
Incremental Assumption Agreement, dated as of April 18, 2012, relating to the Second Amended and Restated Credit Agreement, dated as of March 15, 2012 among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent
Exhibit 10.1 of the 4/17/12 8-K

10.12(c)
Amended and Restated Credit Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., and Rexnord LLC, Credit Suisse, Cayman Islands Branch, as administrative agent and the lenders party thereto (superseded)
Exhibit 10.1 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on October 9, 2009

10.12(d)
Incremental Assumption Agreement, dated as of September 15, 2011, relating to the Amended and Restated Credit Agreement dated as of October 5, 2009 (as amended, restated, supplemented, waived or otherwise modified from time to time) among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC and the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch as Administrative Agent (superseded)
Exhibit 10.1 of the Form 10-Q for the quarter ended October 1, 2011 filed by RBS Global, Inc./Rexnord LLC

10.12(e)
Loan Modification Agreement and Permitted Amendment, dated as of October 20, 2011, relating to the Amended and Restated Credit Agreement, dated as of October 5, 2009 (as amended, restated or supplemented from time to time) among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the Administrative Agent and the lenders thereto (superseded)
Exhibit 10.1 of the Form 8-K filed by RBS Global, Inc./Rexnord LLC on October 25, 2011

10.13(a)
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 of the 3/16/12 8-K

10.13(b)
Amended and Restated Guarantee and Collateral Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the subsidiary guarantors party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (superseded)
Exhibit 10.2 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on October 9, 2009

10.14(a)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on October 1, 2007 (“10/1/07 8-K”)

10.14(b)
First Amendment, dated as of November 30, 2007, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent
Exhibit 10.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011 (“5/23/11 8-K”)

10.14(c)
Second Amendment, dated as of May 20, 2011, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent
Exhibit 10.3 to the 5/23/11 8-K

10.15(a)
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation
Exhibit 10.1 to the 5/23/11 8-K

10.15(b)	Receivables Funding and Administration Agreement, dated September 26, 2007, by and among Rexnord Funding LLC and General Electric Capital Corporation (superseded)	Exhibit 10.2 to the 10/1/07 8-K

10.16	Underwriting Agreement dated March 28, 2012 among the Company and the several underwriters named therein		X

10.17
Stockholders' Agreement of the Company, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006 (no longer in effect, except as to certain registration rights provisions)
Exhibit 10.5 to the 7/27/06 8-K/A

10.18
Stockholders' Agreement of the Company, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006 (no longer in effect, except as to certain registration rights provisions)
Exhibit 10.6 to the 7/27/06 8-K/A

10.19(a)	Amended and Restated Management Consulting Agreement by and between the Company and Apollo Management VI, L.P. and Apollo Alternative Assets, L.P, dated February 7, 2007 (no longer in effect) *	Exhibit 10.3 to the 2008 10-K

10.19(b)	Management Services Termination Agreement, by and among the Company, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. dated April 3, 2012*	Exhibit 10.2 to the 4/3/12 8-K

10.20
Credit Agreement among the Company, the lenders party thereto, Credit Suisse, as administrative agent, Banc of America Bridge LLC as Syndication Agent and Credit Suisse Securities (USA) LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunning managers, dated as of March 2, 2007 (no longer in effect)
Exhibit 10.27 to the 2012 S-1

10.21(a)	Senior Subordinated Note Indenture, dated as of July 21, 2006, with respect to the 11-3/4 % Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo (no longer in effect)	Exhibit 4.6 to the 7/27/06 8-K/A

10.21(b)
First Supplemental Indenture, dated as of July 21, 2006, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Industries, the guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo (no longer in effect)
Exhibit 4.7 to the 7/27/06 8-K/A

10.21(c)
Second Supplemental Indenture, dated as of February 7, 2007, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 4.16 to the Form S-4 Registration Statement (SEC File No. 333-140040) filed by RBS Global, Inc./Rexnord LLC on February 8, 2007

10.21(d)
Third Supplemental Indenture, dated as of April 1, 2007, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo (no longer in effect)
Exhibit 4.16 to the 2007 10-K

10.21(e)
Fourth Supplemental Indenture, dated as of February 1, 2008, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 10.3 to the Form 10-Q for the quarter ended December 29, 2007 filed by RBS Global, Inc./Rexnord LLC

10.21(f)
Fifth Supplemental Indenture, dated as of February 1, 2008, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 4.1(f) to the Form 10-K of RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2011

10.21(g)
Sixth Supplemental Indenture, dated as of April 9, 2011, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the New Guarantor listed therein and Wells Fargo (no longer in effect)
Exhibit 4.7 to the 2012 S-1

10.22	Indenture with respect to the PIK Toggle Senior Notes due 2013 by and between the Company and Wells Fargo, as Trustee, dated as of August 8, 2008 (no longer in effect)	Exhibit 4.12 (as originally filed on May 26, 2011) to the 2012 S-1

12.1	Computation of ratio of earnings to fixed charges		X

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.