Form 10-Q
period 2012-06-30
Rexnord Corp
filed 2012-08-01
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (414) 643-3739

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Rexnord Corporation Common Stock, $0.01 par value per share	95,366,886 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended March 31, 2012 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

 Unless otherwise indicated, the information contained in this report reflects that each share of common stock outstanding immediately prior to the Company's March 19, 2012 4.1627-for-one stock split has been split into 4.1627 shares of common stock. In addition, 27,236,842 shares of common stock were issued in connection with our initial public offering, which closed on April 3, 2012.

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2013, or fiscal 2013, means the period from April 1, 2012 to March 31, 2013 and the first quarters of fiscal 2013 and 2012 mean the fiscal quarters ended June 30, 2012 and July 2, 2011, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$392.9	$298.0
Receivables, net	314.2	342.0
Inventories, net	334.9	322.8
Other current assets	47.9	55.5
Total current assets	1,089.9	1,018.3
Property, plant and equipment, net	408.8	419.2
Intangible assets, net	633.1	647.1
Goodwill	1,111.9	1,114.7
Insurance for asbestos claims	42.0	42.0
Other assets	45.5	49.6
Total assets	$3,331.2	$3,290.9
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt	$16.1	$10.3
Trade payables	190.1	220.6
Compensation and benefits	50.3	62.1
Current portion of pension and postretirement benefit obligations	6.4	6.3
Interest payable	20.7	49.9
Other current liabilities	107.6	118.1
Total current liabilities	391.2	467.3

Long-term debt	2,104.9	2,413.4
Pension and postretirement benefit obligations	155.3	160.5
Deferred income taxes	223.6	245.7
Reserve for asbestos claims	42.0	42.0
Other liabilities	41.7	42.8
Total liabilities	2,958.7	3,371.7

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 96,203,739 at June 30, 2012 and 67,741,271 at March 31, 2012	1.0	0.7
Additional paid-in capital	766.2	298.6
Retained deficit	(363.8)	(361.6)
Accumulated other comprehensive loss	(23.7)	(11.3)
Treasury stock at cost, 900,904 shares at June 30, 2012 and March 31, 2012	(6.3)	(6.3)
Total Rexnord stockholders' equity (deficit)	373.4	(79.9)
Non-controlling interest	(0.9)	(0.9)
Total stockholders' equity (deficit)	372.5	(80.8)
Total liabilities and stockholders' equity (deficit)	$3,331.2	$3,290.9
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	First Quarter Ended
	June 30, 2012	July 2, 2011
Net sales	$497.0	$476.2
Cost of sales	318.1	309.3
Gross profit	178.9	166.9
Selling, general and administrative expenses	99.6	91.4
Zurn PEX loss contingency	10.1	—
Restructuring and other similar charges	2.6	—
Amortization of intangible assets	13.0	12.5
Income from operations	53.6	63.0
Non-operating income (expense):
Interest expense, net	(38.3)	(44.4)
Loss on the extinguishment of debt	(21.1)	(0.7)
Other income (expense), net	0.5	(0.2)
(Loss) income before income taxes	(5.3)	17.7
(Benefit) provision for income taxes	(3.1)	6.5
Net (loss) income	$(2.2)	$11.2

Net (loss) income per share:
Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.16

Weighted-average number of shares outstanding (in thousands)
Basic	94,104	66,724
Effect of dilutive stock options	—	4,716
Diluted	94,104	71,440

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Millions)
(Unaudited)

	First Quarter Ended
	June 30, 2012	July 2, 2011
Net (loss) income	$(2.2)	$11.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12.7)	0.4
Unrealized gain on interest rate derivatives, net of tax of $0.3 million	—	0.5
Change in pension and other postretirement defined benefit plans, net of tax of $0.2 million and $0.2 million, respectively	0.3	0.3
Other comprehensive (loss) income, net of tax	(12.4)	1.2
Total comprehensive (loss) income	(14.6)	12.4

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Operating activities
Net (loss) income	$(2.2)	$11.2
Adjustments to reconcile net (loss) income to cash used by operating activities:
Depreciation	15.1	14.7
Amortization of intangible assets	13.0	12.5
Amortization of deferred financing costs	1.0	1.9
(Gain) loss on dispositions of property, plant and equipment	(4.2)	0.1
Deferred income taxes	(16.9)	(1.9)
Other non-cash charges	13.2	1.5
Loss on debt extinguishment	21.1	0.7
Stock-based compensation expense	1.6	1.2
Changes in operating assets and liabilities:
Receivables	10.9	(33.2)
Inventories	(19.8)	(3.2)
Other assets	(4.4)	0.1
Accounts payable	(26.1)	(17.5)
Accruals and other	(40.2)	(25.7)
Cash used by operating activities	(37.9)	(37.6)

Investing activities
Expenditures for property, plant and equipment	(14.4)	(8.1)
Acquisitions, net of cash	—	(18.2)
Proceeds from dispositions of property, plant and equipment	4.6	—
Cash used for investing activities	(9.8)	(26.3)

Financing activities
Proceeds from borrowings of long-term debt	0.5	—
Repayments of long-term debt	(302.5)	(0.7)
Proceeds from borrowings of short-term debt	—	0.3
Repayments of short-term debt	(0.4)	(95.0)
Proceeds from issuance of common stock	458.3	—
Proceeds from exercise of stock options	0.7	—
Payment of deferred financing fees	(0.3)	(1.3)
Payment of early redemption premium on long-term debt	(17.6)	—
Excess tax benefit on exercise of stock options	7.6	—
Cash provided by (used for) financing activities	146.3	(96.7)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	1.4
Increase (decrease) in cash and cash equivalents	94.9	(159.2)
Cash and cash equivalents at beginning of period	298.0	391.0
Cash and cash equivalents at end of period	$392.9	$231.8

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements included herein have been prepared by Rexnord Corporation (“Rexnord” or the "Company"), in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K.
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes are leading market shares and highly trusted brands that serve a diverse array of global end-markets. The Company's heritage of innovation and specification have allowed it to provide highly engineered, mission critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, and PEX piping used primarily in non-residential construction end-markets and engineered valves and gates for the water and wastewater treatment market.
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this guidance effective April 1, 2012. Annual impairment tests are performed by the Company in the third quarter of each year. The application of this guidance to our annual impairment test is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.
In June 2011, the FASB issued an update to ASC No. 220, Presentation of Comprehensive Income, which no longer permits presentation of other comprehensive income and its components in the statement of stockholders’ equity. Rather, the Company must elect to present the items of net (loss) income and other comprehensive (loss) income in a single continuous statement of comprehensive (loss) income or in two separate, but consecutive, statements. Under either method the statement must be presented with equal prominence as the other primary financial statements. The Company adopted this guidance effective April 1, 2012 using two separate, but consecutive, statements. As the new guidance relates to presentation only, the adoption did not have a significant impact on the Company's results of operations, financial position or cash flows.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of June 30, 2012 through the date of this filing. Subsequent to the balance sheet date the Company reached an agreement in principle to settle the Zurn brass fittings litigation that existed prior to the balance sheet date. As such, the Company recorded a $10.1 million incremental charge in the first quarter ended June 30, 2012. See Note 14 Commitments and Contingencies for additional information.

2. Acquisitions and Divestiture
On October 10, 2011, the Company acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition further expanded the Company's Water Management platform. As a result of this transaction, the Company acquired $136.7 million of intangible assets consisting of $90.9 million of goodwill (which is not deductible for tax purposes) and $45.8 million of all other intangible assets based on the Company's initial purchase price allocation. The Company is continuing to evaluate the initial purchase price allocations, as well as the finalization of related income tax analysis, and may adjust the allocations as additional information, relative to the fair values of the assets and liabilities of the acquired business, becomes known. The Company's financial position and results of operations include VAG subsequent to October 10, 2011.

On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming business within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million. The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012. The Company's financial position and results of operations exclude the divested entity subsequent to July 19, 2011.

On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expanded the Company’s global Process & Motion Control platform. As a result of this transaction, the Company acquired $17.0 million of intangible assets consisting of $9.1 million of goodwill (which is not deductible for tax purposes) and $7.9 million of all other intangible assets. The Company's financial position and results of operations include Autogard subsequent to April 2, 2011.

3. Restructuring and Other Similar Costs

During the first quarter ended June 30, 2012, the Company continued to execute various restructuring actions initiated in the prior fiscal year. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the continued refinement of the Company's overall product portfolio. In the first quarter of fiscal 2013 management also committed to a plan to divest of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. Approximately $0.9 million of the severance recorded below relates to workforce reductions at this location as management has taken steps to rationalize this business in preparation for the divestiture. Management does not believe that the divestiture of this non-core business will have a material impact on the Company's results of operations, financial position, or cash flows.
The following table summarizes the Company's restructuring costs during the quarter ended June 30, 2012 by classification of operating segment (in millions):

	Restructuring Costs (Period from April 1, 2012 to June 30, 2012)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.4	$0.2	$—	$1.6
Lease termination and other costs	0.5	0.5	—	1.0
Total restructuring and other similar costs	$1.9	$0.7	$—	$2.6

The following table summarizes the activity in the Company's restructuring reserve for the quarter ended June 30, 2012 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2012	$1.9	$0.6	$2.5
Charges	1.6	1.0	2.6
Cash payments	(1.0)	(1.4)	(2.4)
Restructuring reserve, June 30, 2012 (1)	$2.5	$0.2	$2.7

(1)	The restructuring reserve is included in other current liabilities on the condensed consolidated balance sheets.

4. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)

The Company, as a producer of ball bearing products in the United States, participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. Through its participation the Company provided relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years. In February 2006, U.S. legislation was enacted that ended CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has received periodic recoveries in prior fiscal years.
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During the first quarter of fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during the first quarter of fiscal 2013 representing its pro rata share of amounts withheld since 2006. The Company did not receive any recoveries in the first quarter of fiscal 2012. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions. These recoveries are included in other expense, net on the condensed consolidated statement of operations for the first quarter of fiscal 2013.

5. Income Taxes

The (benefit) provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
The effective income tax rate for the first quarter of fiscal 2013 was 58.5% versus 36.7% in the first quarter of fiscal 2012. The income tax benefit associated with the loss before income taxes, for the first quarter of fiscal 2013 is mainly due to the higher tax effect of significant, discrete period items compared to the overall forecasted rate in conjunction with the relatively low amount of loss before income taxes recognized for the period. The effective income tax rate for the first quarter of fiscal 2012 is slightly higher than the U.S. federal statutory rate of 35% mainly due to the accrual of state income taxes and the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits.
At June 30, 2012, the Company had a $33.6 million liability for unrecognized net income tax benefits. At March 31, 2012, the Company's total liability for unrecognized net income tax benefits was $34.1 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2012 and March 31, 2012, the total amount of gross, unrecognized income tax benefits includes $10.1 million and $10.0 million of accrued interest and penalties, respectively. The Company recognized $0.2 million of net interest and penalties as income tax expense during the three months ended June 30, 2012. The Company recognized $0.2 million of net interest and penalties as income tax benefit during the three months ended July 2, 2011.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, a number of the Company's German subsidiaries (including VAG) are currently under examination for their German corporate and trade tax returns covering multiple periods. Similarly, a number of the Company's Italian subsidiaries are under examination with respect to their corporate income tax returns, also covering multiple periods. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the
Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2009, state and local income tax examinations for years ending prior to fiscal 2008 or significant foreign income tax examinations for years ending prior to fiscal 2007. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo acquired the Company) and the tax year ended March 31, 2008 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

6. Earnings per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the corresponding weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. For the first quarter of fiscal 2013 all options to purchase shares of common stock were excluded from the computation of diluted (loss) earnings per share because the net loss in the period caused all potentially dilutive options to be anti-dilutive. The computation for diluted net earnings per share for the three months ended July 2, 2011 excludes 12,500 shares due to their anti-dilutive effects.

7. Stockholders' (Deficit) Equity
Stockholders' (deficit) equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2012	$—	$0.7	$298.6	$(361.6)	$(11.3)	$(6.3)	$(0.9)	$(80.8)
Total comprehensive loss	—	—	—	(2.2)	(12.4)	—	—	(14.6)
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of common stock, net of direct offering costs	—	0.3	458.0	—	—	—	—	458.3
Exercise of stock options, net of shares surrendered	—	—	0.4	—	—	—	—	0.4
Tax benefit on stock option exercises	—	—	7.6	—	—	—	—	7.6
Balance at June 30, 2012	$—	$1.0	$766.2	$(363.8)	$(23.7)	$(6.3)	$(0.9)	$372.5
____________________
(1)     Represents a 20% non-controlling interest held by a local director of VAG-Valves India Private Limited.

8. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2012	March 31, 2012
Finished goods	$209.3	$201.8
Work in progress	70.0	66.4
Raw materials	44.1	42.2
Inventories at First-in, First-Out ("FIFO") cost	323.4	310.4
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	11.5	12.4
	$334.9	$322.8

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the three months ended June 30, 2012 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2012	$865.3	$192.3	$125.6	$6.0	$—	$323.9
Amortization	—	—	(7.0)	(0.3)	—	(7.3)
Currency translation adjustment	(0.1)	(0.4)	(0.3)	—	—	(0.7)
Net carrying amount as of June 30, 2012	$865.2	$191.9	$118.3	$5.7	$—	$315.9
Water Management
Net carrying amount as of March 31, 2012	$249.4	$135.0	$177.6	$10.5	$0.1	$323.2
Purchase price allocation adjustments	2.8	—	—	—	—	—
Amortization	—	—	(5.3)	(0.4)	—	(5.7)
Currency translation adjustment	(5.5)	(0.2)	(0.1)	—	—	(0.3)
Net carrying amount as of June 30, 2012	$246.7	$134.8	$172.2	$10.1	$0.1	$317.2
Consolidated
Net carrying amount as of March 31, 2012	$1,114.7	$327.3	$303.2	$16.5	$0.1	$647.1
Purchase price allocation adjustments	2.8	—	—	—	—	—
Amortization	—	—	(12.3)	(0.7)	—	(13.0)
Currency translation adjustment	(5.6)	(0.6)	(0.4)	—	—	(1.0)
Net carrying amount as of June 30, 2012	$1,111.9	$326.7	$290.5	$15.8	$0.1	$633.1

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2012 and March 31, 2012 are as follows (in millions):

		June 30, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.5	$(22.7)	$15.8
Customer relationships (including distribution network)	12 years	549.8	(259.3)	290.5
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		326.7	—	326.7
		$915.2	$(282.1)	$633.1

		March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.5	$(22.0)	$16.5
Customer relationships (including distribution network)	12 years	550.2	(247.0)	303.2
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		327.3	—	327.3
		$916.2	$(269.1)	$647.1
Intangible asset amortization expense totaled $13.0 million for the three months ended June 30, 2012. Intangible asset amortization expense totaled $12.5 million for the three months ended July 2, 2011.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $50.0 million in fiscal year 2013 (inclusive of $13.0 million of amortization expense recognized in the three months ended June 30, 2012), $48.9 million in fiscal year 2014, $48.9 million in fiscal year 2015, $48.9 million in fiscal year 2016, and $29.9 million in fiscal year 2017.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2012	March 31, 2012
Taxes, other than income taxes	$8.9	$8.2
Sales rebates	13.3	16.3
Restructuring and other similar charges (1)	2.7	2.5
Customer advances	13.8	16.2
Product warranty (2)	8.1	8.7
Commissions	7.2	7.5
Risk management reserves (3)	9.7	13.5
Legal and environmental reserves	17.6	9.6
Deferred income taxes	8.7	7.6
Other	17.6	28.0
	$107.6	$118.1
____________________

(1)	See more information related to the restructuring obligations balance within Note 3.

(2)	See more information related to the product warranty obligations balance within Note 14.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2012	March 31, 2012
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans (1)	943.1	945.3
11.75% Senior subordinated notes due 2016	—	300.0
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (2)	30.6	31.1
Total	2,121.0	2,423.7
Less current portion	16.1	10.3
Long-term debt	$2,104.9	$2,413.4
____________________

(1)	Includes an unamortized original issue discount of $4.5 million and $4.7 million at June 30, 2012 and March 31, 2012, respectively.

(2)	Includes $23.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program as discussed below.

Senior Secured Credit Facility
During the fourth quarter of fiscal 2012, the Company entered into the Second Amended and Restated Credit Agreement (as amended by a subsequent incremental assumption agreement, the "Second Restated Credit Agreement"). The senior secured credit facilities under the Second Restated Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $1,215.0 million, consisting of (i) a $950.0 million term loan facility with a maturity date of April 1, 2018; and (ii) a $265.0 million revolving credit facility with a maturity date of March 15, 2017 and borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans.
As of June 30, 2012, the Company's outstanding borrowings under the term loan facility were $943.1 million (net of $4.5 million unamortized original issue discount). For the first quarter of fiscal 2013, borrowings under the Second Restated Credit Agreement had an effective and weighted average interest rate of 5.00%, determined as the LIBO rate (subject to a 1% floor) plus 4.00%. Interest rates under the Second Restated Credit Agreement are at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of Above Base Rate ("ABR") Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor). Additionally, for revolving commitments subject to a first lien senior secured leverage test, the rates are subject to a potential step-down to 2.75% and 3.75% for ABR Borrowings and Eurocurrency Borrowings, respectively (in the event our senior secured leverage ratio is less than 1.5 to 1.0).
As of June 30, 2012, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
As of June 30, 2012, the remaining mandatory principal payments prior to maturity on the term loan facilities was $54.6 million. Principal payments of $2.375 million are scheduled to be made at the end of each calendar quarter until March 31, 2018. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans; provided that any prepayment of term loan borrowings occurring on or prior to September 15, 2012 in connection with a refinancing of such borrowings at a lower all-in yield would be subject to a prepayment penalty equal to 1.00% of the aggregate principal amount of the borrowings being refinanced.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at June 30, 2012 or March 31, 2012; however, $45.4 million and $45.5 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at June 30, 2012 and March 31, 2012, respectively.
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
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Second Restated Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of June 30, 2012, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted senior secured bank leverage ratio (the Company's sole financial maintenance covenant) of 5.00x to 1.00. The Company's actual senior secured bank leverage ratio was 1.46x to 1.00 as of June 30, 2012.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At June 30, 2012, the Company had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The Company also had outstanding $2.3 million in aggregate principal of other notes, consisting of the 8.875% senior notes due 2016 and 10.125% senior subordinated notes due 2012.

The indenture governing the 8.50% Notes permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company's option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. The Company must provide specified prior notice for redemption of the notes in accordance with the indentures.
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
Notwithstanding the above, the Company's ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the notes may be constrained or prohibited under the above-referenced senior secured credit facilities.
The notes are unsecured obligations of the Company. The indenture governing the 8.50% Notes permits the Company to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities.
The indenture governing the 8.50% Notes contains customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. In addition, payment on the 8.50% Notes may or shall be accelerated upon certain events of default or a change of control. Events of default include, among others, the failure to pay principal and interest when due, a breach of the Company's agreements under the indenture, certain non-payments or defaults under other indebtedness, and events of bankruptcy. As of June 30, 2012, the Company was in compliance with all applicable covenants under the indenture governing its 8.50% Notes.
The above covenants are also subject to a number of important qualifications. For example, the indenture does not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indenture, such as certain sale/leaseback transactions; nor does the indenture impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture). In addition, despite the above restrictions, the Company may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the indentures, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance.
The indentures governing the other tranches of notes do not contain material restrictive covenants. The indentures governing the other outstanding notes permit optional redemption of the notes on certain terms at certain prices.
Former Senior Subordinated Notes
On April 17, 2012, the Company completed a full redemption of all $300.0 million principal amount of outstanding 11.75% senior subordinated notes due 2016 (the "11.75% Notes") for $325.0 million in cash, which included $7.4 million of accrued interest and $17.6 million of early redemption premiums. In the first quarter ended June 30, 2012, the Company recognized related pre-tax expense of $21.1 million, which was comprised of the $17.6 million early redemption premium and a $3.5 million non-cash write-off of unamortized deferred financing costs. Upon the redemption, the indenture governing the 11.75% Notes was discharged in accordance with its terms.
Other Subsidiary Debt
During the third quarter of fiscal 2012, the Company received $5.5 million in net proceeds from two financing agreements with respect to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of this transaction, the Company provided an aggregate of $17.9 million to the Investor in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. Additionally, the Company received aggregate loan proceeds of $23.4 million ($17.9 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of thirty years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, the

Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net $5.5 million non-operating gain, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $23.4 million principal balance and would concurrently receive a loan repayment of $17.9 million on the aforementioned loans receivable, resulting in a net $5.5 million use of liquidity.
The aggregate loans of $23.4 million are recorded in Long-Term Debt on the condensed consolidated balance sheet and the aggregate loans receivable of $17.9 million are recorded in Other Assets on the condensed consolidated balance sheet. The Company incurred $0.6 million of debt issuance costs related to the above transaction, which are being amortized over the life of the agreement.
At June 30, 2012 and March 31, 2012, various wholly-owned subsidiaries had additional debt of $30.6 million and $31.1 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations as well as the $23.4 million loans payable as a result of the New Market Tax Credit financing agreements referenced above.
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
Accounts Receivable Securitization Program
During the first quarter of fiscal 2012, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.
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
Borrowings under the RFAA bear interest at a rate equal to LIBOR plus 2.25%. Outstanding borrowings mature on May 20, 2016. In addition, a non-use fee of 0.50% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a monthly basis.
At June 30, 2012, the Company's available borrowing capacity under the Program was $100.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of June 30, 2012, Funding was in compliance with all applicable covenants and performance ratios.

12. Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates. The Company currently selectively uses foreign currency forward exchange contracts to manage its foreign currency risk. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”). The forward contracts in place as of June 30, 2012 expire between July 2012 and March 2013 and have notional amounts ranging from $0.9 million USD ($0.9 million CAD) to $3.0 million USD ($3.0 million CAD) and contract rates of approximately $1USD:$1CAD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
Interest Rate Swaps
Effective March 5, 2012, in connection with the Company's refinancing of the senior secured credit facility, the Company terminated the three interest rate swaps previously aligned to the prior term loans. See Note 11 Long-Term Debt for additional information on the refinancing of senior secured credit facilities. As a result of the termination of the interest rate swaps, there were no related balances reflected in the condensed consolidated balance sheet as of June 30, 2012. See amounts recognized within the condensed consolidated statements of operations for the first quarter ended July 2, 2011 related to the Company’s interest rate swaps within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 13 for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following table indicates the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheet.
Fair value of derivatives not designated as hedging instruments under ASC 815-20 (in millions):

	Asset Derivatives
	June 30, 2012	March 31, 2012	Balance Sheet Classification
Foreign currency forward contracts	$0.2	$—	Other current assets
The following table indicates the location and the amount of gains and losses associated with the Company's derivative instruments, net of tax, recognized within the condensed consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).

Derivative instruments designated as cash flow hedging relationships under ASC 815-20	Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
		First Quarter Ended
		June 30, 2012	July 2, 2011
Interest rate swaps	Interest expense, net	$—	$(1.8)

		Amount recognized in other (loss) income, net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	First Quarter Ended
		June 30, 2012	July 2, 2011
Foreign currency forward contracts	Other income (expense), net	$0.3	$—

13. Fair Value Measurements
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
The Company's fair value measurements which were impacted by ASC 820 as of June 30, 2012 include:
Foreign Currency Forward Contracts
The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.
The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the three months ended June 30, 2012. The fair value of financial instrument assets and liabilities as of March 31, 2012 was immaterial. The following table provides a summary of the Company's assets that were recognized at fair value on a recurring basis as of June 30, 2012 (in millions):

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	$—	$0.2	$—	$0.2
Total assets at fair value	$—	$0.2	$—	$0.2
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2012 and March 31, 2012 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of June 30, 2012 and March 31, 2012 was approximately $2,121.0 million and $2,423.7 million, respectively, whereas the fair value of long-term debt as of June 30, 2012 and March 31, 2012 was approximately $2,224.8 million and $2,524.9 million, respectively. The fair value is based on quoted market prices for the same issues.
Long-lived Assets and Intangible Assets
        Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. Intangible assets (which include patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Three Months Ended
	June 30, 2012	July 2, 2011
Balance at beginning of period	$8.7	$8.6
Charged to operations	1.0	0.3
Claims settled	(1.6)	(0.7)
Balance at end of period	$8.1	$8.2

Contingencies:
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
In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities and certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. Certain pre-closing environmental matters were subject to an indemnity notice period that expired in May 2012.
The following paragraph summarizes the most significant actions and proceedings for which Hamilton
Sundstrand has accepted responsibility:

•
Falk, through its successor entity, is a defendant in approximately 200 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 600 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of June 30, 2012, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of June 30, 2012, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $42.0 million of which Zurn expects to pay approximately $33.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $42.0 million was developed based on an actuarial study and represents the projected indemnity payout through the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of June 30, 2012, is approximately $256.9 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $180.9 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $256.9 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of June 30, 2012, the Company has a recorded receivable from its insurance carriers of $42.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $256.9 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $256.9 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in fifteen lawsuits, brought between July 2007 and July 2011, in various United States courts (MN, ND, CO, NC, MT, AL, VA, LA, NM, MI and HI). The plaintiffs in these suits represent (in the case of the proceedings in Minnesota), or seek to represent, a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages). All but the Hawaii suits have been transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings.  One Hawaii case remains in Hawaii state court, and the other is in federal court with a current dispute over whether it will be transferred to Minnesota or remain in federal court in Hawaii. The court in the Minnesota proceedings (the "Court") certified certain classes of plaintiffs in Minnesota for negligence and negligent failure to warn claims and for breach of warranty claims. On July 6, 2011, the U.S. Court of Appeals for the 8th Circuit affirmed the class certification order of the Court. Class certification has not been granted in the other state court actions.
The Company recently reached an agreement in principle to settle the Zurn PEX brass fittings liability underlying this litigation. The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems; subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently. The settlement remains subject to reaching an agreement with plaintiffs and the Company's insurers on definitive terms, and Court approval, including the right of objection by interested parties, and utilizes a product liability claims fund, which is capped in amount and duration. The settlement also covers the plaintiffs' attorneys' fees and expenses and related administrative costs. For the first quarter ended June 30, 2012, the Company recorded an incremental charge in the amount of $10.1 million related to the brass fittings liability. While the Company believes its current reserve reflects the most likely estimate of the loss contingency associated with bringing all aspects of the Zurn PEX brass fittings matter to resolution, additional reserve adjustments should be expected. Management, however, does not expect such adjustments will be material to its financial position, assuming there are no significant changes in current facts and assumptions, although there can be no assurances.

The Company's insurance carriers continue to fund the Company's defense in these proceedings; however, they have filed suit for a declaratory judgment in Florida state court challenging their coverage obligations with respect to certain classes of claims. The Florida suit, which is pending, is expected to be resolved in conjunction with finalization and approval of the settlement of the underlying claims subject to the factors discussed above.

The Company can provide no assurance that the liability and related litigation will be resolved on the anticipated terms, or at all, or that the Court will approve the settlement. If the Court does not approve the settlement the Company will continue to vigorously defend these claims. Even if the Court approves the settlement the Company expects to continue to vigorously defend against any opt-out claims. In addition, the Company cannot provide assurance that the insurance carriers' action will be resolved, or on the final terms of such resolution. Due to the uncertainties of litigation (including approval of the potential settlement referenced above), and the related insurance coverage and collection actions and issues, as well as the actual number or value of claims (including opt-outs), the Company may be subject to substantial liability beyond the reserves that have been taken that could have a material adverse effect on the Company and its results of operations.

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	June 30, 2012	July 2, 2011
Pension Benefits:
Service cost	$0.5	$0.5
Interest cost	7.9	8.4
Expected return on plan assets	(8.0)	(8.3)
Amortization of:
Prior service cost	0.3	0.1
Net periodic benefit cost	$0.7	$0.7
Other Postretirement Benefits:
Service cost	$—	$—
Interest cost	0.4	0.5
Amortization:
Prior service cost	(0.5)	(0.5)
Net periodic benefit cost	$(0.1)	$—

During the first three months of fiscal 2013 and 2012, the Company made contributions of $2.1 million and $1.6 million, respectively, to its U.S. qualified pension plan trusts.
During the first three months of fiscal 2013 the Company froze the benefits for a U.S. pension plan, as a result a curtailment loss of $0.2 million was recognized.

In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above a specified threshold are immediately recognized in the Company's operating results during the fourth quarter.  This adjustment is measured annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any re-measurement event. As a result, a mark-to-market adjustment may be recorded in the fourth quarter of fiscal 2013 in accordance with the Company's pension accounting policy. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2012 Annual Report on Form 10-K for further information regarding retirement benefits.

16. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. The Company recognizes the compensation cost for options granted over the requisite service period, generally as the awards vest. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. See Note 14 to the audited consolidated financial statements of the Company's fiscal 2012 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
The fair value of each option granted under the Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") during the three months ended June 30, 2012 was estimated on the date of grant using the Black-Scholes valuation model that utilized the following assumptions: expected volatility of 34% based on the expected volatility of publicly-traded companies within the Company's industry; expected term of 7.5 years based on the midpoint between when the options vest and when they expire; weighted average risk free interest rate of 1.71% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 2,592,000 options granted under the Plan between April 1, 2012 and June 30, 2012 was $8.22.
For the first quarter ended June 30, 2012, the Company recorded $1.6 million of stock-based compensation expense. For the first quarter ended July 2, 2011, the Company recorded $1.2 million of stock-based compensation expense. As of June 30, 2012, there was $26.3 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 4.5 years.
The following table presents the Company's stock option activity during the first three months of fiscal 2013 and 2012, respectively:

	Period from April 1, 2012 through June 30, 2012		Period from April 1, 2011 through July 2, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,874,371	$5.27	10,700,275	$4.74
Granted	2,592,000	20.56	52,034	18.74
Exercised	(1,532,190)	4.33	(5,466)	4.80
Canceled/Forfeited	—	—	(5,828)	4.80
Outstanding at end of period (1)	11,934,181	$8.71	10,741,015	$4.81
Exercisable at end of period (2)	7,433,329	$4.54	7,368,387	$4.32
______________________

(1)	The weighted average remaining contractual life of options outstanding at June 30, 2012 is 6.1 years.

(2)	The weighted average remaining contractual life of options exercisable at June 30, 2012 is 4.4 years.

17. Initial public offering, debt redemption, and related party transaction
Initial Public Offering
On April 3, 2012, the Company closed the initial public offering ("IPO") of its common stock. In connection with the IPO, the Company registered its common stock with the SEC and subsequently offered and sold 27,236,842 shares of common stock, at a public offering price of $18.00 per share for an aggregate offering proceeds of $458.3 million, net of $28.2 million of underwriting discounts and commissions and other direct costs of the offering.
Redemption of 11.75% Notes
On April 17, 2012, the Company used a portion of the proceeds from the IPO to complete a full redemption of all of the 11.75% Notes that were then outstanding. As a result of the extinguishment the Company recognized a loss of $21.1 million, which was comprised of a $17.6 million early redemption premium and a $3.5 million of a non-cash write-off of unamortized deferred financing costs associated with the 11.75% Notes. See Note 11 Long-term debt for additional information on the early redemption of the 11.75% Notes.
Related party transaction
In connection with the IPO, on April 3, 2012, the Company also recognized an additional charge of $15.0 million to terminate the Company's management agreement with Apollo Management, L.P ("Apollo"). Such payment was negotiated as a reduced amount in lieu of a one-time termination fee of $20.1 million that Apollo otherwise would have been entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement).

18. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. This segment serves a diverse group of end markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves and PEX piping used in non-residential construction end-markets and engineered valves and gates for the water and wastewater treatment market. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:
(in Millions)

	First Quarter Ended
	June 30, 2012	July 2, 2011
Net sales
Process & Motion Control	$317.3	$331.2
Water Management	179.7	145.0
Consolidated	$497.0	$476.2
Income (loss) from operations
Process & Motion Control	$54.1	$50.3
Water Management	16.5	19.8
Corporate	(17.0)	(7.1)
Consolidated	$53.6	$63.0
Non-operating income (expense):
Interest expense, net	$(38.3)	$(44.4)
Loss on the extinguishment of debt	(21.1)	(0.7)
Other income (expense), net	0.5	(0.2)
(Loss) income before income taxes	(5.3)	17.7
(Benefit) provision for income taxes	(3.1)	6.5
Net (loss) income	$(2.2)	$11.2
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$1.9	$—
Water Management	0.7	—
Consolidated	$2.6	$—
Depreciation and Amortization
Process & Motion Control	$16.8	$20.5
Water Management	11.3	6.7
Consolidated	$28.1	$27.2
Capital Expenditures
Process & Motion Control	$8.2	$6.1
Water Management	6.2	2.0
Consolidated	$14.4	$8.1

	June 30, 2012	March 31, 2012
Total Assets
Process & Motion Control	$2,297.5	$2,203.8
Water Management	999.2	1,044.2
Corporate	34.5	42.9
Consolidated	$3,331.2	$3,290.9

19. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at June 30, 2012 and March 31, 2012 and for the three months ended June 30, 2012 and July 2, 2011 for: (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
June 30, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.1	$—	$296.8	$84.0	$—	$392.9
Receivables, net	—	—	188.7	125.5	—	314.2
Inventories, net	—	—	239.9	95.0	—	334.9
Other current assets	—	—	14.8	33.1	—	47.9
Total current assets	12.1	—	740.2	337.6	—	1,089.9
Receivable from (payable to) affiliates, net	—	3.1	(0.1)	(3.0)	—	—
Property, plant and equipment, net	—	—	266.4	142.4	—	408.8
Intangible assets, net	—	—	556.5	76.6	—	633.1
Goodwill	—	—	828.8	283.1	—	1,111.9
Investment in:
Issuer subsidiaries	407.7	—	—	—	(407.7)	—
Guarantor subsidiaries	—	2,142.7	—	—	(2,142.7)	—
Non-guarantor subsidiaries	—	—	712.7	—	(712.7)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	21.4	20.0	4.1	—	45.5
Total assets	$419.8	$2,167.2	$3,166.5	$840.8	$(3,263.1)	$3,331.2
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$9.8	$—	$6.3	$—	$16.1
Trade payables	—	—	131.3	58.8	—	190.1
Compensation and benefits	—	—	33.6	16.7	—	50.3
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.8	—	6.4
Interest payable	—	20.7	—	—	—	20.7
Other current liabilities	2.9	6.5	72.1	26.1	—	107.6
Total current liabilities	2.9	37.0	240.6	110.7	—	391.2
Long-term debt	—	2,080.2	24.4	0.3	—	2,104.9
Note payable to (receivable from) affiliates, net	1.0	(452.9)	530.9	(79.0)	—	—
Pension and postretirement benefit obligations	—	—	110.8	44.5	—	155.3
Deferred income taxes	42.2	81.0	66.5	33.9	—	223.6
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	0.3	14.2	8.6	18.6	—	41.7
Total liabilities	46.4	1,759.5	1,023.8	129.0	—	2,958.7
Total Rexnord stockholders' equity	373.4	407.7	2,142.7	712.7	(3,263.1)	373.4
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total stockholders' equity	373.4	407.7	2,142.7	711.8	(3,263.1)	372.5
Total liabilities and stockholders' equity	$419.8	$2,167.2	$3,166.5	$840.8	$(3,263.1)	$3,331.2

Condensed Consolidating Balance Sheet
March 31, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.8	$—	$198.0	$92.2	$—	$298.0
Receivables, net	—	—	198.4	143.6	—	342.0
Inventories, net	—	—	225.4	97.4	—	322.8
Other current assets	0.6	—	15.5	39.4	—	55.5
Total current assets	8.4	—	637.3	372.6	—	1,018.3
Receivable from (payable to) affiliates, net	—	118.4	(93.7)	(24.7)	—	—
Property, plant and equipment, net	—	—	266.8	152.4	—	419.2
Intangible assets, net	—	—	568.1	79.0	—	647.1
Goodwill	—	—	828.8	285.9	—	1,114.7
Investment in:
Issuer subsidiaries	(41.8)	—	—	—	41.8	—
Guarantor subsidiaries	—	1,547.8	—	—	(1,547.8)	—
Non-guarantor subsidiaries	—	—	714.5	—	(714.5)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	25.6	20.0	4.0	—	49.6
Total assets	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$—	$9.8	$—	$0.5	$—	$10.3
Trade payables	—	—	144.2	76.4	—	220.6
Compensation and benefits	—	—	43.2	18.9	—	62.1
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.7	—	6.3
Interest payable	—	49.9	—	—	—	49.9
Other current liabilities	2.9	8.2	69.5	37.5	—	118.1
Total current liabilities	2.9	67.9	260.5	136.0	—	467.3
Long-term debt	—	2,382.8	23.9	6.7	—	2,413.4
Note (receivable from) payable to affiliates, net	—	(816.8)	908.6	(91.8)	—	—
Pension and postretirement benefit obligations	—	—	114.0	46.5	—	160.5
Deferred income taxes	43.6	85.5	77.6	39.0	—	245.7
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	—	14.2	9.4	19.2	—	42.8
Total liabilities	46.5	1,733.6	1,436.0	155.6	—	3,371.7
Total Rexnord stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	714.5	(2,220.5)	(79.9)
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	713.6	(2,220.5)	(80.8)
Total liabilities and stockholders' (deficit) equity	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$357.3	$163.0	$(23.3)	$497.0
Cost of sales	—	—	230.1	111.3	(23.3)	318.1
Gross profit	—	—	127.2	51.7	—	178.9
Selling, general and administrative expenses	—	—	64.8	34.8	—	99.6
Zurn PEX loss contingency	—	—	10.1	—	—	10.1
Restructuring and other similar charges	—	—	0.7	1.9	—	2.6
Amortization of intangible assets	—	—	11.8	1.2	—	13.0
Income from operations	—	—	39.8	13.8	—	53.6
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(37.9)	(0.2)	(0.2)	—	(38.3)
To affiliates	—	28.5	(22.7)	(5.8)	—	—
Loss on extinguishment of debt	—	(21.1)	—	—	—	(21.1)
Other (expense) income, net	—	(15.0)	24.1	(8.6)	—	0.5
(Loss) income before income taxes	—	(45.5)	41.0	(0.8)	—	(5.3)
(Benefit) provision for income taxes	—	(15.9)	12.9	(0.1)	—	(3.1)
(Loss) income before equity in loss of subsidiaries	—	(29.6)	28.1	(0.7)	—	(2.2)
Equity in (loss) income of subsidiaries	(2.2)	27.4	(0.7)	—	(24.5)	—
Net (loss) income	$(2.2)	$(2.2)	$27.4	$(0.7)	$(24.5)	$(2.2)
Comprehensive (loss) income	$(2.2)	$(2.2)	$27.7	$(13.4)	$(24.5)	$(14.6)

Condensed Consolidating Statement of Operations
Three Months Ended July 2, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$354.3	$147.1	$(25.2)	$476.2
Cost of sales	—	—	231.6	102.9	(25.2)	309.3
Gross profit	—	—	122.7	44.2	—	166.9
Selling, general and administrative expenses	—	—	67.5	23.9	—	91.4
Amortization of intangible assets	—	—	12.0	0.5	—	12.5
Income from operations	—	—	43.2	19.8	—	63.0
Non-operating (expense) income:
Interest expense, net:
To third parties	(1.1)	(43.0)	(0.2)	(0.1)	—	(44.4)
To affiliates	—	29.6	(26.0)	(3.6)	—	—
Loss on extinguishment of debt	(0.7)	—	—	—	—	(0.7)
Other (expense) income, net	—	(0.8)	3.6	(3.0)	—	(0.2)
(Loss) income before income taxes	(1.8)	(14.2)	20.6	13.1	—	17.7
Provision (benefit) for income taxes	11.2	(5.0)	(4.5)	4.8	—	6.5
(Loss) income before equity in earnings (loss) of subsidiaries	(13.0)	(9.2)	25.1	8.3	—	11.2
Equity in income of subsidiaries	24.2	33.4	8.3	—	(65.9)	—
Net income	$11.2	$24.2	$33.4	$8.3	$(65.9)	$11.2
Comprehensive (loss) income	$11.2	$24.7	$33.7	$8.7	$(65.9)	$12.4

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(2.2)	$(2.2)	$27.4	$(0.7)	$(24.5)	$(2.2)
Non-cash adjustments	(3.6)	44.6	21.5	5.9	(24.5)	43.9
Changes in operating assets and liabilities, including intercompany activity	10.1	(181.1)	46.4	(4.0)	49.0	(79.6)
Cash provided by (used for) operating activities	4.3	(138.7)	95.3	1.2	—	(37.9)
Investing activities
Expenditures for property, plant and equipment	—	—	(9.2)	(5.2)	—	(14.4)
Proceeds from dispositions of property, plant and equipment	—	—	4.6	—	—	4.6
Cash used for investing activities	—	—	(4.6)	(5.2)	—	(9.8)
Financing activities
Proceeds from borrowings of long-term debt	—	—	0.5	—	—	0.5
Repayments of long-term debt	—	(302.4)	—	(0.1)	—	(302.5)
Repayments of short-term debt	—	—	—	(0.4)	—	(0.4)
Proceeds from issuance of common stock	—	458.3	—	—	—	458.3
Proceeds from exercise of stock options	—	0.7	—	—	—	0.7
Payment of deferred financing fees	—	(0.3)	—	—	—	(0.3)
Payment of early redemption premium on long-term debt	—	(17.6)	—	—	—	(17.6)
Excess tax benefit on exercise of stock options	—	—	7.6	—	—	7.6
Cash provided by (used for) financing activities	—	138.7	8.1	(0.5)	—	146.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.7)	—	(3.7)
Increase (decrease) in cash and cash equivalents	4.3	—	98.8	(8.2)	—	94.9
Cash and cash equivalents at beginning of period	7.8	—	198.0	92.2	—	298.0
Cash and cash equivalents at end of period	$12.1	$—	$296.8	$84.0	$—	$392.9

Condensed Consolidating Statement of Cash Flows
Three Months Ended July 2, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$11.2	$24.2	$33.4	$8.3	$(65.9)	$11.2
Non-cash adjustments	(12.4)	(31.4)	6.3	4.2	65.9	32.6
Changes in operating assets and liabilities, including intercompany activity	(0.4)	109.0	(173.1)	(16.9)	—	(81.4)
Cash provided by (used for) operating activities	(1.6)	101.8	(133.4)	(4.4)	—	(37.6)
Investing activities
Expenditures for property, plant and equipment	—	—	(7.1)	(1.0)	—	(8.1)
Acquisitions, net of cash	—	—	(18.2)	—	—	(18.2)
Cash used for investing activities	—	—	(25.3)	(1.0)	—	(26.3)
Financing activities
Repayments of long-term debt	—	(0.5)	—	(0.2)	—	(0.7)
Proceeds from borrowings of short-term debt	—	—	—	0.3	—	0.3
Repayment of short-term debt	(93.5)	—	—	(1.5)	—	(95.0)
Payment of deferred financing fees	—	(1.3)	—	—	—	(1.3)
Dividend payment to parent company	100.0	(100.0)	—	—	—	—
Cash (used for) provided by financing activities	6.5	(101.8)	—	(1.4)	—	(96.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.4	—	1.4
Increase (decrease) in cash and cash equivalents	4.9	—	(158.7)	(5.4)	—	(159.2)
Cash and cash equivalents at beginning of period	0.7	—	304.3	86.0	—	391.0
Cash and cash equivalents at end of period	$5.6	$—	$145.6	$80.6	$—	$231.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2012 and during the period from April 1, 2012 through June 30, 2012, there has been no material change to this information.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of June 30, 2012 through the date of this filing. Subsequent to the balance sheet date we reached a tentative settlement on a contingent matter that existed prior to the balance sheet date. As such, we recorded a $10.1 million incremental charge in the first quarter ended June 30, 2012. See Part I Item I Note 14 Commitments and Contingencies for additional information.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this guidance effective April 1, 2012. We perform annual impairment tests in the third quarter of each year. The application of this guidance to our annual impairment test is not expected to have a significant impact on our results of operations, financial position, or cash flows.
In June 2011, the FASB issued an update to ASC No. 220, Presentation of Comprehensive Income, which no longer permits presentation of other comprehensive (loss) income and its components in the statement of stockholders’ equity. Rather we must elect to present the items of net (loss) income and other comprehensive (loss) income in a single continuous statement of comprehensive (loss) income or in two separate, but consecutive, statements. Under either method the statement must be presented with equal prominence as the other primary financial statements. We adopted this guidance effective April 1, 2012, using two separate, but consecutive, statements. As the new guidance relates to presentation only, the adoption did not have a significant impact on our results of operations, financial position or cash flows.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2012 through June 30, 2012 as the “first quarter of fiscal 2013” or the “first quarter ended June 30, 2012.” Similarly, we refer to the period from April 1, 2011 through July 2, 2011 as the “first quarter of fiscal 2012” or the “first quarter ended July 2, 2011.”
Results of Operations
General
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
The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
Consolidated Overview
The fiscal 2012 third quarter acquisition of VAG increased sales year-over-year in the fiscal 2013 first quarter by 10%. This increase was partially offset by unfavorable fluctuations in foreign currency and a fiscal 2012 second quarter divestiture, which adversely impacted year-over-year sales in the fiscal 2013 first quarter by 5%. Net sales excluding the impact of foreign currency fluctuations and the effect of acquisitions and divestitures (“core sales”), contracted by 1% year-over-year in the fiscal 2013 first quarter as market share gains, increased alternative market sales in our non-residential end-markets and the 2% increase in Process & Motion Control core sales were more than offset by lower year-over-year sales into our North American municipal water end-markets.
Income from operations for the first quarter of fiscal 2013 was $53.6 million or 10.8% of net sales compared to $63.0 million or 13.2% of net sales for the first quarter of fiscal 2012. Fiscal 2013 operating income included $2.6 million of restructuring costs, a $10.1 million charge related to a tentative legal settlement reached in connection with the Zurn brass fittings litigation, and a $0.2 million loss on pension curtailment. Income from operations excluding these items was $66.5 million, or 13.4% of sales.
Given various developments during the first quarter, we anticipate a lower growth environment for the balance of our fiscal year. As a result, we have modified our fiscal 2013 outlook to account for reduced outlook for North American mining, slower European demand and slower North American water treatment/infrastructure demand, offset by our growth initiatives.
First Quarter Ended June 30, 2012 Compared with the First Quarter Ended July 2, 2011:
Net sales
(Dollars in Millions)

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	% Change
Process & Motion Control	$317.3	$331.2	$(13.9)	(4)%
Water Management	179.7	145.0	34.7	24%
Consolidated	$497.0	$476.2	$20.8	4%
Process & Motion Control
Process & Motion Control net sales in the first quarter of fiscal 2013 decreased 4% from the prior year to $317.3 million. Unfavorable foreign currency fluctuations and the impact of a fiscal 2012 second quarter divestiture adversely impacted year-over-year sales in the 2013 first quarter by 6%. Core sales increased by 2% from the prior year first quarter driven by growth in non-U.S. mining, aerospace, and energy end-markets, which was partially offset by slower European industrial demand and pockets of weakness within our North American mining end-markets.
Water Management
Water Management net sales in the first quarter of fiscal 2013 increased 24% from the prior year to $179.7 million. The acquisition of VAG increased fiscal 2013 first quarter sales by 33% compared to the prior year period. Core sales decreased 9% year-over-year in the fiscal 2013 first quarter as market share gains and increased alternative market sales in our non-residential construction end-markets were more than offset by lower sales to our North American municipal water end-markets.
 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	June 30, 2012	July 2, 2011	Change	% Change
Process & Motion Control	$54.1	$50.3	$3.8	8%
% of net sales	17.1%	15.2%	1.9%
Water Management	16.5	19.8	(3.3)	(17)%
% of net sales	9.2%	13.7%	(4.5)%
Corporate	(17.0)	(7.1)	(9.9)	(139)%
Consolidated	$53.6	$63.0	$(9.4)	(15)%
% of net sales	10.8%	13.2%	(2.4)%

Process & Motion Control
Process & Motion Control income from operations for the first quarter of fiscal 2013 was $54.1 million or 17.1% of net sales, which includes $1.9 million of restructuring charges, compared to $50.3 million or 15.2% of net sales for the first quarter of fiscal 2012. Excluding the impact of the restructuring charges, fiscal 2013 first quarter income from operations as a percentage of net sales was 17.6%, an increase of 240 basis points, compared to the percentage of net sales for the first quarter of fiscal 2012, as a result of productivity gains and operating leverage on higher year-over-year core sales.
Water Management
Water Management income from operations for the first quarter of fiscal 2013 was $16.5 million or 9.2% of net sales, which includes $0.7 million of restructuring charges, compared to $19.8 million or 13.7% of net sales for the first quarter of fiscal 2012. Excluding the impact of the restructuring charge, fiscal 2013 first quarter income from operations as a percentage of net sales was 9.6%, a decrease of 410 basis points from the prior year first quarter, primarily due to reduced operating leverage on lower year-over-year net sales within our North American water markets as well as the mix impact of the VAG acquisition.
Corporate
Corporate expenses were $17.0 million and $7.1 million in the first quarter of fiscal 2013 and fiscal 2012, respectively. The first quarter of fiscal 2013 included a $10.1 million incremental charge related to a tentative legal settlement reached in connection with ongoing litigation associated with alleged failure or anticipated failure of Zurn brass fittings. See Part I Item I, Note 14 Commitments and Contingencies for additional information.

Interest expense, net

Interest expense, net was $38.3 million in the first quarter of fiscal 2013 compared to $44.4 million in the first quarter of fiscal 2012. The year-over-year decrease in interest expense is primarily the result of a reduction in the total outstanding debt. On April 17, 2012 we fully redeemed $300.0 million of 11.75% senior subordinated notes that were due in 2016 (the "11.75% Notes").

Loss on extinguishment of debt

During the first quarter of fiscal 2013, we recorded a $21.1 million loss on extinguishment of debt as a result of our early redemption of all of the outstanding 11.75% Notes, which primarily consisted of a $17.6 million premium related to redemption and $3.5 million of a non-cash write-off of the deferred financing costs. During the first quarter of fiscal 2012, we recorded a $0.7 million loss on debt extinguishment as a result of the extinguishment of all of our then-remaining PIK toggle senior indebtedness.

Other income (expense), net

Other income, net for the quarter ended June 30, 2012, consists of management fee expense of $15.0 million to terminate our management agreement with Apollo, foreign currency transaction losses of $4.8 million, a CDSOA recovery of $16.6 million, a $4.2 million gain on the sale of property, plant and equipment and other miscellaneous losses of $0.5 million. Other expense, net for the quarter ended July 2, 2011, consists of management fee expense of $0.7 million, foreign currency translation gains of $0.6 million and other miscellaneous losses of $0.1 million.

(Benefit) provision for income taxes

The income tax benefit was $(3.1) million in the first quarter of fiscal 2013 compared to an income tax provision of $6.5 million in the first quarter of fiscal 2012. Our effective income tax rate for the first quarter of fiscal 2013 was 58.5% versus 36.7% in the first quarter of fiscal 2012. The effective income tax rate for the first quarter of fiscal 2013 is higher than the U.S. federal statutory rate of 35% mainly due to the higher tax effect of significant, discrete period items compared to the overall forecasted rate in conjunction with the relatively low amount of loss before income taxes recognized for the period. The effective income tax rate for the first quarter of fiscal 2012 is slightly higher than the U.S. federal statutory rate of 35% mainly due to the accrual of state income taxes and the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits.

Net (loss) income

Our net loss for the first quarter of fiscal 2013 was $2.2 million compared to net income of $11.2 million in the first quarter of fiscal 2012 as a result of the factors described above. Diluted net loss per share in the first quarter of fiscal 2013 was $0.02, compared to net income per share of $0.16 in the first quarter of fiscal 2012, as a result of the change in net income between periods as well as the increase in average shares outstanding from our initial public offering in April 2012.

Non-GAAP Financial Measures
Core sales excludes the impact of acquisitions, divestitures and foreign currency translation. Management believes that core sales facilitates easier comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
In addition to net (loss) income, we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our senior secured credit facilities, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA of $97.1 million in the first quarter of fiscal 2013, and net loss for the same period of $2.2 million.
Covenant Compliance
The credit agreement and indenture that governs our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indenture that governs our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio as of the end of each fiscal quarter. Certain covenants contained in the indenture that governs our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indenture, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
“Fixed Charges” is defined in our indentures as net interest expense, excluding the amortization or write-off of deferred financing costs.
“Adjusted EBITDA” is the term we use to describe EBITDA as defined and adjusted in our senior secured credit facilities, which is net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
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

As of June 30, 2012, the calculation of Adjusted EBITDA under our senior secured credit facilities results in a substantially identical calculation. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended July 2, 2011	Year ended March 31, 2012	Three months ended June 30, 2012	Twelve months ended June 30, 2012
Net income (loss)	$11.2	$29.9	$(2.2)	$16.5
Interest expense, net	44.4	176.2	38.3	170.1
Income tax provision (benefit)	6.5	11.5	(3.1)	1.9
Depreciation and amortization	27.2	114.4	28.1	115.3
EBITDA	$89.3	$332.0	$61.1	$303.8
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	—	9.1	—	9.1
Loss on divestiture	—	6.4	—	6.4
Restructuring and other similar charges (1)	—	11.4	2.6	14.0
Loss on extinguishment of debt (2)	0.7	10.7	21.1	31.1
Impact of inventory fair value adjustment	0.8	4.2	—	3.4
Stock option expense	1.2	3.7	1.6	4.1
LIFO expense (3)	1.4	2.8	0.9	2.3
Loss on pension remeasurement	—	—	0.2	0.2
Zurn PEX loss contingency	—	—	10.1	10.1
Other expense (income), net (4)	0.2	7.1	(0.5)	6.4
Subtotal of adjustments to EBITDA	$4.3	$55.4	$36.0	$87.1
Adjusted EBITDA	$93.6	$387.4	$97.1	$390.9
Pro forma adjustment for acquisition of VAG (5)				4.6
Pro forma Adjusted EBITDA				$395.5
Fixed charges (6)				$163.1
Ratio of Adjusted EBITDA to Fixed Charges				2.42x
Senior secured bank indebtedness (7)				$578.2
Senior secured bank leverage ratio (8)				1.46x
__________________________________

(1)
Represents restructuring costs comprised of work force reduction, non-cash asset impairment, lease termination, and other facility rationalization costs. See Part I Item 1, Note 3 - Restructuring and Other Similar Charges of the condensed consolidated financial statements for more information.

(2)
The loss on extinguishment of debt is the result of our early redemption of the 11.75% Notes in the first quarter of fiscal 2013, as well as the retirement of the PIK toggle senior indebtedness in the first quarter of fiscal 2012. See Part I Item 1, Note 11 - Long-Term Debt of the condensed consolidated financial statements for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(4)	Other expense (income), net for the twelve months ended June 30, 2012, consists of:

(in millions)	Three months ended July 2, 2011	Year ended March 31, 2012	Three months ended June 30, 2012	Twelve months ended June 30, 2012
Management fee expense	$0.7	$3.0	$15.0	$17.3
CDSOA recovery	—	(2.4)	(16.6)	(19.0)
Loss (gain) on sale of property, plant and equipment	0.1	1.3	(4.2)	(3.0)
(Gain) loss on foreign currency transactions	(0.6)	5.2	4.8	10.6
Other expense (income)	—	—	0.5	0.5
Total	$0.2	$7.1	$(0.5)	$6.4

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of VAG for the period from July 1, 2011 through October 10, 2011 as permitted by our senior secured credit facilities and indenture that governs our notes.

(6)	The indenture governing our senior notes defines fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(7)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $364.9 million (as defined by the senior secured credit facilities) at June 30, 2012. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

(8)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of June 30, 2012, we had $392.9 million of cash and cash equivalents and $319.6 million of additional borrowing capacity ($219.6 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of June 30, 2012, the available borrowings under our credit facility have been reduced by $45.4 million due to outstanding letters of credit. As of March 31, 2012, we had $298.0 million of cash and approximately $234.5 million of additional borrowing capacity ($134.5 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
On April 3, 2012, we closed the initial public offering of our common stock with total proceeds of $458.3 million, net of underwriter discounts and commissions and other direct costs of the offering. The primary uses of the proceeds were for the redemption of the 11.75% Notes for a total of $325.0 million, which includes early redemption premiums and accrued interest, and the payment to Apollo (our majority stockholder) or its affiliates of a fee of $15.0 million to terminate our management agreement with Apollo. We invested the remaining proceeds in accordance with our cash investment policies.
Cash Flows
Net cash used for operating activities in the first three months of fiscal 2013 was $37.9 million compared to $37.6 million in the first three months of fiscal 2012. We had an incremental source of cash of $16.9 million year-over-year from trade working capital (accounts receivable, inventories, and accounts payable) and a $3.7 million source of cash primarily driven by the $20.8 million increase in sales. The above increases in cash flows from operations were essentially offset by a $10.9 million year-over-year increase in cash interest payments primarily resulting from the early redemption of the 11.75% Notes, as well as $2.4 million of cash restructuring and a $7.6 million use of cash to reflect an excess tax benefit on stock option exercises that occurred in the first quarter fiscal 2013.
Cash used for investing activities was $9.8 million in the first three months of fiscal 2013 compared to a use of $26.3 million in the first three months of fiscal 2012. The year-over-year decrease in cash used for investing activities relates to $18.2 million used for the acquisition of Autogard in the first three months of fiscal 2012, partially offset by $6.3 million of incremental capital expenditures in the first three months of fiscal 2013. In addition, during the first quarter of fiscal 2013 we received proceeds of $4.6 million from the sale of certain property, plant and equipment.
Cash provided by financing activities was $146.3 million in the first three months of fiscal 2013 compared to a use of $96.7 million in the first three months of fiscal 2012. The cash provided by financing activities in the first three months of fiscal 2013 consisted of $458.3 million of proceeds from the closing of our initial public offering on April 3, 2012, net of underwriters fees and other direct costs of the offering. This source of cash was partially offset by the full redemption on April 17, 2012 of $300.0 million principal amount of then-outstanding 11.75% Notes, a $17.6 million early redemption premium, and other net repayments of debt of $2.4 million on our term loan. Additionally, $7.6 million was recognized in the first three months of fiscal 2013 as an excess tax benefit on option exercises that occurred in the quarter. The cash used for financing activities in the first quarter of fiscal 2012 consisted of a $93.5 million repayment to retire the then-outstanding PIK toggle senior indebtedness due 2013, net repayments of outstanding borrowings of $1.9 million (including $0.5 million payment on our term loan) and $1.3 million payment of deferred financing fees incurred in connection with our accounts receivable securitization refinancing.

Indebtedness
As of June 30, 2012 we had $2,121.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2012	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans (1)	943.1	9.5	933.6
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3	—
Other (2)	30.6	6.3	24.3
Total	$2,121.0	$16.1	$2,104.9
(1) Includes an unamortized original issue discount of $4.5 million at June 30, 2012.
(2) Includes $23.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Part I Item I, Note 11 Long-Term Debt of the condensed consolidated financial statements for a description of our outstanding indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts and interest rate swaps to cover known foreign currency transactions and interest rate fluctuations.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
Approximately 27% of our sales originated outside of the United States in the first quarter of fiscal 2013. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of June 30, 2012, stockholders' equity decreased by $12.7 million from March 31, 2012 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of June 30, 2012, the result would have decreased stockholders' equity by approximately $36.1 million, which includes the impact of $13.1 million related to Euro denominated entities.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At June 30, 2012, we had outstanding forward foreign currency contracts that exchange Canadian dollars (“CAD”) for USD. The forward contracts in place as of June 30, 2012 expire between July 2012 and March 2013 and have notional amounts ranging from $0.9 million USD ($0.9 million CAD) to $3.0 million USD ($3.0 million CAD) and contract rates of approximately $1USD:$1CAD. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.7 million decrease in the fair value of foreign exchange forward contacts as of June 30, 2012.

Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 30, 2012, our outstanding borrowings under the term loan facility were $943.1 million (net of $4.5 million unamortized original issue discount). Borrowings under the term loan facility bear interest, in the case of Eurocurrency Borrowings, at 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor). For the first quarter of fiscal 2013, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 5.00%, determined as the LIBO rate (subject to a 1% floor) plus 4.00%.
During the fourth quarter of fiscal 2012, we terminated the interest rate swap agreements aligned to the term loans under our prior credit facilities. See Part I Item I Note 11 for more information on the refinancing of our senior secured credit facility and the termination of our interest rate swaps. We will continue to assess the appropriateness of hedging interest rate risk with our outstanding variable debt under our current senior secured credit facilities.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the June 30, 2012 market interest rate would increase interest expense under the senior secured credit facilities by approximately $4.7 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of June 30, 2012, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the information under the heading “Commitments and Contingencies” in Note 14 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

As discussed in Note 14, Company subsidiaries have been named as defendants in 15 lawsuits in various United States Courts related to the alleged failure or anticipated failure of the Zurn brass fittings on the PEX plumbing systems in homes and other structures. The Company recently reached an agreement in principle to settle the Zurn PEX brass fittings liability underlying this litigation. The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems; subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently. The settlement remains subject to reaching an agreement with plaintiffs and the Company's insurers on definitive terms, and Court approval, including the right of objection by interested parties, and utilizes a product liability claims fund, which is capped in amount and duration. The settlement also covers the plaintiffs' attorneys' fees and expenses and related administrative costs. For the first quarter ended June 30, 2012, the Company recorded an incremental charge in the amount of $10.1 million related to the brass fittings liability. While the Company believes its current reserve reflects the most likely estimate of the loss contingency associated with bringing all aspects of the Zurn PEX brass fittings matter to resolution, additional reserve adjustments should be expected. Management, however, does not expect such adjustments will be material to its financial position, assuming there are no significant changes in current facts and assumptions, although there can be no assurances.

The Company's insurance carriers continue to fund the Company's defense in these proceedings; however, they have filed suit for a declaratory judgment in Florida state court challenging their coverage obligations with respect to certain classes of claims. The Florida suit, which is pending, is expected to be resolved in conjunction with finalization and approval of the settlement of the underlying claims subject to the factors discussed above.

The Company can provide no assurance that the liability and related litigation will be resolved on the anticipated terms, or at all, or that the Court will approve the settlement. If the court does not approve the settlement the Company will continue to vigorously defend these claims. Even if the court approves the settlement the Company expects to continue to vigorously defend against any opt-out claims. In addition, the Company cannot provide assurance that the insurance carriers' action will be resolved, or on the final terms of a resolution. Due to the uncertainties of litigation (including approval of the potential settlement referenced above), and the related insurance coverage and collection actions and issues, as well as the actual number or value of claims (including opt-outs), the Company may be subject to substantial liability beyond the reserves that have been taken that could have a material adverse effect on the Company and its results of operations.

See further information regarding the Zurn brass fittings litigation in Note 14 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 under the heading "Risk Factors". Management believes that as of the date of this filing, there have been no material changes to this information.

ITEM 6.	EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	August 1, 2012	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

4.1
Second Supplemental Indenture with respect to the 8.50% Senior Notes due 2018, by and among Rexnord Corporation, RBS Global, Inc., Rexnord LLC, the Guarantors listed therein Wells Fargo Bank, National Association, dated as of April 17, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 17, 2012).

10.1
Nominating Agreement, dated April 3, 2012, by and between Rexnord Corporation and Apollo Management VI, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 3, 2012).

10.2
Management Services Termination Agreement, dated April 3, 2012, by and between Rexnord Corporation, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 3, 2012).

10.3
Incremental Assumption Agreement, dated as of April 18, 2012 relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 17, 2012).

10.4	Form of Option Agreement pursuant to the Rexnord Corporation 2012 Performance Incentive Plan (filed herewith; reflects non-material changes from the form previously filed).	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X