Form 10-Q
period 2012-09-29
Rexnord Corp
filed 2012-11-09
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Rexnord Corporation Common Stock, $0.01 par value per share	96,618,325 shares

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

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2013, or fiscal 2013, means the period from April 1, 2012 to March 31, 2013 and the second quarters of fiscal 2013 and 2012 mean the fiscal quarters ended September 29, 2012 and October 1, 2011, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 29, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$440.2	$298.0
Receivables, net	327.9	337.9
Inventories, net	349.3	320.3
Other current assets	54.2	62.1
Total current assets	1,171.6	1,018.3
Property, plant and equipment, net	413.9	419.2
Intangible assets, net	629.1	647.1
Goodwill	1,108.2	1,114.7
Insurance for asbestos claims	42.0	42.0
Other assets	50.7	49.6
Total assets	$3,415.5	$3,290.9
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of debt	$23.1	$10.3
Trade payables	181.4	215.6
Compensation and benefits	51.9	61.8
Current portion of pension and postretirement benefit obligations	6.4	6.3
Interest payable	38.6	49.9
Other current liabilities	129.1	124.7
Total current liabilities	430.5	468.6

Long-term debt	2,115.6	2,413.4
Pension and postretirement benefit obligations	150.6	160.5
Deferred income taxes	233.5	245.7
Reserve for asbestos claims	42.0	42.0
Other liabilities	34.5	41.5
Total liabilities	3,006.7	3,371.7

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 97,506,953 at September 29, 2012 and 67,741,271 at March 31, 2012	1.0	0.7
Additional paid-in capital	776.7	298.6
Retained deficit	(344.6)	(361.6)
Accumulated other comprehensive loss	(17.1)	(11.3)
Treasury stock at cost; 900,904 shares at September 29, 2012 and March 31, 2012	(6.3)	(6.3)
Total Rexnord stockholders' equity (deficit)	409.7	(79.9)
Non-controlling interest	(0.9)	(0.9)
Total stockholders' equity (deficit)	408.8	(80.8)
Total liabilities and stockholders' equity (deficit)	$3,415.5	$3,290.9
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$499.5	$448.5	$993.1	$918.2
Cost of sales	312.9	289.1	627.8	592.9
Gross profit	186.6	159.4	365.3	325.3
Selling, general and administrative expenses	104.8	85.9	203.8	176.7
Zurn PEX loss contingency	—	—	10.1	—
Restructuring and other similar charges	2.4	—	4.0	—
Amortization of intangible assets	13.3	12.4	26.3	24.9
Income from continuing operations	66.1	61.1	121.1	123.7
Non-operating income (expense):
Interest expense, net	(37.2)	(42.8)	(75.5)	(87.2)
Loss on the extinguishment of debt	—	—	(21.1)	(0.7)
Loss on divestiture	—	(6.9)	—	(6.9)
Other income (expense), net	0.2	(7.6)	0.7	(7.8)
Income from continuing operations before income taxes	29.1	3.8	25.2	21.1
Provision (benefit) for income taxes	8.8	(0.4)	5.6	6.0
Net income from continuing operations	20.3	4.2	19.6	15.1
(Loss) income from discontinued operations, net of tax	(1.1)	0.3	(2.6)	0.6
Net income	$19.2	$4.5	$17.0	$15.7

Net income per share from continuing operations:
Basic	$0.21	$0.07	$0.21	$0.23
Diluted	$0.20	$0.06	$0.20	$0.21
Net (loss) income per share from discontinued operations:
Basic	$(0.01)	$—	$(0.03)	$0.01
Diluted	$(0.01)	$—	$(0.03)	$0.01
Net income per share:
Basic	$0.20	$0.07	$0.18	$0.24
Diluted	$0.19	$0.06	$0.17	$0.22
Weighted-average number of shares outstanding (in thousands)
Basic	95,878	66,724	94,991	66,724
Effect of dilutive stock options	3,868	5,499	4,378	5,195
Diluted	99,746	72,223	99,369	71,919

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$19.2	$4.5	$17.0	$15.7
Other comprehensive income (loss):
Foreign currency translation adjustments	6.3	(3.8)	(6.4)	(3.3)
Unrealized gain on interest rate derivatives, net of tax	—	1.2	—	1.7
Change in pension and other postretirement defined benefit plans, net of tax	0.3	0.3	0.6	0.6
Other comprehensive income (loss), net of tax	6.6	(2.3)	(5.8)	(1.0)
Total comprehensive income	$25.8	$2.2	$11.2	$14.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 29, 2012	October 1, 2011
Operating activities
Net income	$17.0	$15.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30.7	28.7
Amortization of intangible assets	26.3	24.9
Amortization of deferred financing costs	2.0	3.8
(Gain) loss on dispositions of property, plant and equipment	(4.1)	0.8
Non-cash loss on divestiture	—	4.5
Deferred income taxes	(14.9)	1.9
Other non-cash charges	5.7	18.1
Loss on debt extinguishment	21.1	0.7
Stock-based compensation expense	3.5	2.1
Changes in operating assets and liabilities:
Receivables	3.4	(0.3)
Inventories	(33.4)	(12.4)
Other assets	1.4	(8.7)
Accounts payable	(31.1)	(11.8)
Accruals and other	(19.1)	(31.9)
Cash provided by operating activities	8.5	36.1

Investing activities
Expenditures for property, plant and equipment	(32.5)	(21.9)
Acquisitions, net of cash	—	(18.2)
Loan receivable for financing under New Market Tax Credit incentive program	(9.7)	—
Proceeds from dispositions of property, plant and equipment	5.5	5.6
Proceeds from divestiture, net of transaction costs	—	3.4
Cash used for investing activities	(36.7)	(31.1)

Financing activities
Proceeds from borrowings of long-term debt	1.4	75.0
Repayments of long-term debt	(307.3)	(1.7)
Proceeds from borrowings of short-term debt	7.3	0.3
Repayments of short-term debt	(0.7)	(97.3)
Proceeds from financing under New Market Tax Credit incentive program	14.0	—
Proceeds from issuance of common stock	458.3	—
Proceeds from exercise of stock options	2.3	—
Payment of deferred financing fees	(0.4)	(1.3)
Payment of early redemption premium on long-term debt	(17.6)	—
Excess tax benefit on exercise of stock options	14.6	—
Cash provided by (used for) financing activities	171.9	(25.0)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(9.2)
Increase (decrease) in cash and cash equivalents	142.2	(29.2)
Cash and cash equivalents at beginning of period	298.0	391.0
Cash and cash equivalents at end of period	$440.2	$361.8

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 29, 2012
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on indefinite-lived intangible asset impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In addition, in September 2011, the FASB issued a similar update which also permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to forgo the qualitative assessment for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company will adopt the guidance for our annual impairment tests performed in fiscal 2013. The application of this guidance to our annual impairment test is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.
In June 2011, the FASB issued an update to ASC No. 220, Presentation of Comprehensive Income, which no longer permits presentation of other comprehensive income and its components in the statement of stockholders’ equity. Rather, the Company must elect to present the items of net income (loss) and other comprehensive income (loss) in a single continuous statement of comprehensive income (loss) or in two separate, but consecutive, statements. Under either method the statement must be presented with equal prominence as the other primary financial statements. The Company adopted this guidance effective April 1, 2012 using two separate, but consecutive, statements. As the new guidance relates to presentation only, the adoption did not have a significant impact on the Company's results of operations, financial position or cash flows.

Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of September 29, 2012 through the date of this filing. Subsequent to the balance sheet date the Company entered into an Incremental Assumption Agreement relating to the Second Amended and Restated Credit Agreement, which reduced the effective interest rate applicable to the borrowings under its term loan facility by fifty (50) basis points. See Note 21 Subsequent Events for further information.

2. Acquisitions and Divestiture
On October 10, 2011, the Company acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition further expanded the Company's Water Management platform. As a result of this transaction, the Company acquired $139.2 million of intangible assets consisting of $83.5 million of goodwill (which is not deductible for tax purposes) and $55.7 million of all other intangible assets based on the Company's purchase price allocation. Subsequent to the end of the second quarter of fiscal 2013 the Company finalized its purchase price allocations for VAG; the final allocations did not have a material impact on the financial statements. The Company's financial position and results of operations include VAG subsequent to October 10, 2011.

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

3. Discontinued Operations
During the second quarter of fiscal 2013, the Company’s Board of Director's approved a plan to divest a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. The Company is currently engaged in an active sale process and expects the transaction to be completed within the next 12 months. The Company evaluated the fair value less estimated cost to sell the net assets and determined that the fair value of the discontinued operation exceeded the carrying value. The Company classified the assets of $6.8 million and liabilities of $4.3 million as held for sale as of September 29, 2012. The net assets held for sale consist mainly of working capital balances and are recorded in the condensed consolidated balance sheet within the other current assets and other current liabilities line items. The results of operations of the discontinued operation are presented on the condensed consolidated Statement of Operations as (loss) income from discontinued operations, net of tax. Prior year financial statements have been reclassified in accordance with ASC 205-20, Discontinued Operations. The Company will not have continuing involvement in the business after a sale is completed. Management does not believe that the divestiture of this non-core business will have a material impact on the Company's results of operations, financial position, or cash flows.

4. Restructuring and Other Similar Costs

During the second quarter and six months ended September 29, 2012, the Company continued to execute various restructuring actions initiated in the prior fiscal year. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves and the impact of acquisitions on the Company's overall manufacturing capacity. These restructuring actions primarily resulted in workforce reductions and lease termination costs.

The following table summarizes the Company's restructuring costs during the three and six months ended September 29, 2012 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended September 29, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$2.0	$—	$—	$2.0
Lease termination and other costs	0.2	0.2	—	0.4
Total restructuring and other similar costs	$2.2	$0.2	$—	$2.4

	Restructuring Costs Six Months Ended September 29, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$2.9	$0.2	$—	$3.1
Lease termination and other costs	0.2	0.7	—	0.9
Total restructuring and other similar costs	$3.1	$0.9	$—	$4.0

The following table summarizes the activity in the Company's restructuring reserve for the period from April 1, 2012 through September 29, 2012 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2012	$1.9	$0.6	$2.5
Charges	3.1	0.9	4.0
Cash payments	(1.7)	(1.5)	(3.2)
Restructuring reserve, September 29, 2012 (1)	$3.3	$—	$3.3

(1)	The restructuring reserve is included in other current liabilities in the condensed consolidated balance sheets.
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
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During the first quarter of fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during the first quarter of fiscal 2013 representing its pro rata share of amounts withheld since 2006. The Company did not receive any recoveries in the second quarter of fiscal 2013 or any recoveries in the six month period ended October 1, 2011. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions. These recoveries are included in "Other (expense) income, net" on the condensed consolidated statement of operations for the six months ended September 29, 2012.

6. Income Taxes

The provision (benefit) for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
The effective income tax rate for the second quarter of fiscal 2013 was 30.2% versus (10.5)% in the second quarter of fiscal 2012. The effective income tax rate for the second quarter of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, as well as the recognition of certain foreign related branch losses for U.S. income tax purposes. The income tax benefit, associated with the income before income taxes, for the second quarter of fiscal 2012 is attributable to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations.
The effective income tax rate for the first six months of fiscal 2013 was 22.2% versus 28.4% in the first six months of fiscal 2012. The effective income tax rate for the first six months of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, as well as the higher tax benefit associated with significant, discrete items compared to the overall forecasted rate in conjunction with the relatively low amount of income before income taxes. The effective income tax rate for the first six months of fiscal 2012 is below the U.S. federal statutory rate of 35% due to the recognition of certain, previously unrecognized tax benefits as a result of the lapse of the applicable statute of limitations.
At September 29, 2012, the Company had a $27.8 million liability for unrecognized net income tax benefits. At March 31, 2012, the Company's total liability for unrecognized net income tax benefits was $34.1 million. The decrease in unrecognized net income tax benefits is mainly the result of the VAG German income and trade tax examination, covering the 2006 through 2010 calendar tax years, being effectively settled during the second quarter ended September 29, 2012. The Company paid approximately $0.4 million to conclude this examination; however, this amount will be recoverable from the prior owner(s). In addition, as the Company was still within the one year window from the acquisition date, the additional $4.6 million decrease in unrecognized net income tax benefits resulted in a reduction to goodwill versus a reduction to income tax expense. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 29, 2012 and March 31, 2012, the total amount of gross, unrecognized income tax benefits includes $10.0 million and $10.0 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during the six months ended September 29, 2012. The Company recognized $0.2 million of net interest and penalties as income tax benefit during the six months ended October 1, 2011.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, a number of the Company's German subsidiaries are currently under examination for their German corporate and trade tax returns covering multiple periods. Similarly, a number of the Company's Italian subsidiaries are under examination with respect to their corporate income tax returns, also covering multiple periods. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2009, state and local income tax examinations for years ending prior to fiscal 2008 or significant foreign income tax examinations for years ending prior to fiscal 2007. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax year ended March 31, 2008 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

7. Earnings per Share
Basic net earnings per share from continuing and discontinued operations is computed by dividing net income from continuing operations and income from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net earnings per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net earnings per share for the second quarter and six months ended September 29, 2012 both exclude 2,964,959 shares due to their anti-dilutive effects. The computation for diluted net earnings per share for the second quarter and six months ended October 1, 2011 both exclude 52,033 shares due to their anti-dilutive effects.

8. Stockholders' (Deficit) Equity
Stockholders' (deficit) equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2012	$—	$0.7	$298.6	$(361.6)	$(11.3)	$(6.3)	$(0.9)	$(80.8)
Total comprehensive income (loss)	—	—	—	17.0	(5.8)	—	—	11.2
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5
Issuance of common stock, net of direct offering costs	—	0.3	458.0	—	—	—	—	458.3
Exercise of stock options, net of shares surrendered	—	—	2.0	—	—	—	—	2.0
Tax benefit on stock option exercises	—	—	14.6	—	—	—	—	14.6
Balance at September 29, 2012	$—	$1.0	$776.7	$(344.6)	$(17.1)	$(6.3)	$(0.9)	$408.8
____________________
(1)     Represents a 20% non-controlling interest held by a local director of VAG-Valves India Private Limited.

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 29, 2012	March 31, 2012
Finished goods	$212.6	$201.7
Work in progress	80.6	64.7
Raw materials	45.8	41.5
Inventories at First-in, First-Out ("FIFO") cost	339.0	307.9
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	10.3	12.4
	$349.3	$320.3

10. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the six months ended September 29, 2012 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2012	$865.3	$192.3	$125.6	$6.0	$—	$323.9
Amortization	—	—	(14.0)	(0.5)	—	(14.5)
Currency translation adjustment	0.1	0.1	—	—	—	0.1
Net carrying amount as of September 29, 2012	$865.4	$192.4	$111.6	$5.5	$—	$309.5
Water Management
Net carrying amount as of March 31, 2012	$249.4	$135.0	$177.6	$10.5	$0.1	$323.2
Purchase price allocation adjustments	(4.6)	3.9	5.8	0.2	—	9.9
Amortization	—	—	(10.9)	(0.9)	—	(11.8)
Currency translation adjustment	(2.0)	(0.7)	(1.0)	—	—	(1.7)
Net carrying amount as of September 29, 2012	$242.8	$138.2	$171.5	$9.8	$0.1	$319.6
Consolidated
Net carrying amount as of March 31, 2012	$1,114.7	$327.3	$303.2	$16.5	$0.1	$647.1
Purchase price allocation adjustments	(4.6)	3.9	5.8	0.2	—	9.9
Amortization	—	—	(24.9)	(1.4)	—	(26.3)
Currency translation adjustment	(1.9)	(0.6)	(1.0)	—	—	(1.6)
Net carrying amount as of September 29, 2012	$1,108.2	$330.6	$283.1	$15.3	$0.1	$629.1

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 29, 2012 and March 31, 2012 are as follows (in millions):

		September 29, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(23.4)	$15.3
Customer relationships (including distribution network)	12 years	555.0	(271.9)	283.1
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		330.6	—	330.6
		$924.5	$(295.4)	$629.1

		March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.5	$(22.0)	$16.5
Customer relationships (including distribution network)	12 years	550.2	(247.0)	303.2
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		327.3	—	327.3
		$916.2	$(269.1)	$647.1
Intangible asset amortization expense totaled $13.3 million and $26.3 million for the second quarter and six months ended September 29, 2012, respectively. Intangible asset amortization expense totaled $12.4 million and $24.9 million for the second quarter and six months ended October 1, 2011, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $51.1 million in fiscal year 2013 (inclusive of $26.3 million of amortization expense recognized in the six months ended September 29, 2012), $49.2 million in fiscal year 2014, $49.2 million in fiscal year 2015, $49.2 million in fiscal year 2016, and $30.2 million in fiscal year 2017.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 29, 2012	March 31, 2012
Taxes, other than income taxes	$9.5	$8.2
Sales rebates	17.1	16.3
Restructuring and other similar charges (1)	3.3	2.5
Customer advances	22.8	16.2
Product warranty (2)	8.6	8.7
Commissions	7.6	7.5
Risk management reserves (3)	9.9	13.5
Legal and environmental reserves	18.5	9.6
Liabilities held-for-sale	4.3	7.5
Deferred income taxes	4.3	7.6
Other	23.2	27.1
	$129.1	$124.7
____________________

(1)	See more information related to the restructuring obligations balance within Note 4.

(2)	See more information related to the product warranty obligations balance within Note 15.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 29, 2012	March 31, 2012
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans (1)	938.5	945.3
11.75% Senior subordinated notes due 2016	—	300.0
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other (2)	52.9	31.1
Total	2,138.7	2,423.7
Less current maturities	23.1	10.3
Long-term debt	$2,115.6	$2,413.4
____________________

(1)	Includes an unamortized original issue discount of $4.3 million and $4.7 million at September 29, 2012 and March 31, 2012, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million and $23.4 million as of September 29, 2012 and March 31, 2012, respectively.

Senior Secured Credit Facility
During the fourth quarter of fiscal 2012, the Company entered into the Second Amended and Restated Credit Agreement (as amended by a subsequent Incremental Assumption Agreement dated April 18, 2012, the "Second Restated Credit Agreement"). The senior secured credit facilities under the Second Restated Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $1,215.0 million, consisting of (i) a $950.0 million term loan facility with a maturity date of April 1, 2018; and (ii) a $265.0 million revolving credit facility with a maturity date of March 15, 2017 and borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans.
As of September 29, 2012, the Company's outstanding borrowings under the term loan facility were $938.5 million (net of $4.3 million unamortized original issue discount). For the second quarter of fiscal 2013, borrowings under the Second Restated Credit Agreement had an effective and weighted average interest rate of 5.00%, determined as the LIBO rate (subject to a 1% floor) plus 4.00%. As of September 29, 2012, interest rates under the Second Restated Credit Agreement were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of Above Base Rate ("ABR") Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor).
On October 4, 2012, the Company entered into an Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduces the effective interest rate applicable to the borrowings under the term loan facility by fifty (50) basis points. See Note 21 Subsequent Events for further information.
Additionally, for revolving commitments subject to a first lien senior secured leverage test, the rates are subject to a potential step-down to 2.75% and 3.75% for ABR Borrowings and Eurocurrency Borrowings, respectively (in the event our senior secured leverage ratio is less than 1.5 to 1.0).
As of September 29, 2012, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.375% per annum.
As of September 29, 2012, the remaining mandatory principal payments prior to maturity on the term loan facilities was $52.3 million. Principal payments of $2.375 million are scheduled to be made at the end of each calendar quarter until March 31, 2018.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at September 29, 2012 or March 31, 2012; however, $46.0 million and $45.5 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 29, 2012 and March 31, 2012, respectively.
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
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Second Restated Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of September 29, 2012, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted senior secured bank leverage ratio (the Company's sole financial maintenance covenant) of 5.00x to 1.00. The Company's actual senior secured bank leverage ratio was 1.32x to 1.00 as of September 29, 2012.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At September 29, 2012, the Company had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and

November 1, and will mature on May 1, 2018. The Company also had outstanding $2.3 million in aggregate principal of other notes, consisting of the 8.875% senior notes due 2016 and 10.125% senior subordinated notes due 2012.
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
The indenture governing the 8.50% Notes contains customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. In addition, payment on the 8.50% Notes may or shall be accelerated upon certain events of default or a change of control. Events of default include, among others, the failure to pay principal and interest when due, a breach of the Company's agreements under the indenture, certain non-payments or defaults under other indebtedness, and events of bankruptcy. As of September 29, 2012, the Company was in compliance with all applicable covenants under the indenture governing its 8.50% Notes.
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
Other Subsidiary Debt
During the second quarter of fiscal 2013 and third quarter of fiscal 2012, the Company received $4.3 million and $5.5 million, respectively, in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million, to the Investor in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. Additionally, the Company received aggregate loan proceeds of $37.4 million ($27.6 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of thirty years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net non-operating gain of up to $9.8 million, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.
The aggregate loans of $37.4 million are recorded in Long-Term Debt on the condensed consolidated balance sheet and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the condensed consolidated balance sheet. The Company incurred $0.7 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.
At September 29, 2012 and March 31, 2012, various wholly-owned subsidiaries had additional debt of $52.9 million and $31.1 million, respectively, comprised primarily of the $37.4 million loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.
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
At September 29, 2012, the Company's available borrowing capacity under the Program was $100.0 million. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of September 29, 2012, Funding was in compliance with all applicable covenants and performance ratios.

13. Derivative Financial Instruments
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
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur during the fiscal year. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”), USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of September 29, 2012 expire between October 2012 and March 2013 and have total notional amounts in connection with CAD for USD contracts of $8.9 million CAD ($8.9 million USD) with a contract rate of approximately $1CAD:$1USD, USD for EUR contracts of $1.8 million USD (€1.4 million EUR) with rates ranging between $1.23USD:€1EUR to $1.28USD:€1EUR and EUR for CZK of €2.9 million EUR (72.5 million CZK) with rates approximating €0.04EUR:1CZK.
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
Interest Rate Swaps
Effective March 5, 2012, in connection with the Company's refinancing of the senior secured credit facility, the Company terminated the three interest rate swaps previously aligned to the prior term loans. See Note 12 Long-Term Debt for additional information on the refinancing of senior secured credit facilities. As a result of the termination of the interest rate swaps, there were no related balances reflected in the condensed consolidated balance sheet as of September 29, 2012. See amounts recognized within the condensed consolidated statements of operations for the six months and second quarter ended October 1, 2011 related to the Company’s interest rate swaps within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 14 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following table indicates the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheet.
Fair value of derivatives not designated as hedging instruments under ASC 815-20 (in millions):

	Liability Derivatives
	September 29, 2012	March 31, 2012	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$—	Other current liabilities
The following table indicates the location and the amount of gains and losses associated with the Company's derivative instruments, net of tax, recognized within the condensed consolidated statement of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions):

Derivative instruments designated as cash flow hedging relationships under ASC 815-20	Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income		Amount of loss reclassified from accumulated OCI into income
		Second Quarter Ended		Six Months Ended
		September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest rate swaps	Interest expense, net	$—	$(1.8)	$—	$(3.7)

		Amount recognized in other income (loss), net		Amount recognized in other income (loss), net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Second Quarter Ended		Six Months Ended
		September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign currency forward contracts	Other income (expense), net	$(0.5)	$1.0	$(0.2)	$1.0

14. Fair Value Measurements
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
The Company's fair value measurements which were impacted by ASC 820 as of September 29, 2012 include:
Foreign Currency Forward Contracts
The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.
The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the six months ended September 29, 2012. The fair value of financial instrument assets and liabilities as of March 31, 2012 was immaterial. The following table provides a summary of the Company's liabilities that were recognized at fair value on a recurring basis as of September 29, 2012 (in millions):

	Fair Value as of September 29, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 29, 2012 and March 31, 2012 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of September 29, 2012 and March 31, 2012 was approximately $2,138.7 million and $2,423.7 million, respectively, whereas the fair value of long-term debt as of September 29, 2012 and March 31, 2012 was approximately $2,284.2 million and $2,524.9 million, respectively. The fair value is based on quoted market prices for the same issues.

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

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period from April 1, 2012 through September 29, 2012	Period from April 1, 2011 through October 1, 2011
Balance at beginning of period	$8.7	$8.6
Charged to operations	1.7	1.2
Claims settled	(1.8)	(2.1)
Balance at end of period	$8.6	$7.7

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

In connection with the Falk Corporation (“Falk”) acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.
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

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of September 29, 2012, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of September 29, 2012, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $42.0 million of which Zurn expects to pay approximately $33.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $42.0 million was developed based on an actuarial study and represents the projected indemnity payout through the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of September 29, 2012, is approximately $256.0 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $180.0 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $256.0 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of September 29, 2012, the Company has a recorded receivable from its insurance carriers of $42.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $256.0 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $256.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC have been named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claim damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages).
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation; this agreement was reflected in a settlement agreement filed with the court in October 2012.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems; subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently. The settlement remains subject to final court approval, including the right of objection by interested parties, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses in an amount not to exceed $8.5 million and related administrative costs.
The Company has recorded a reserve related to the brass fittings liability, which takes into account, in pertinent part, the agreed contributions by insurance carriers, as well as exposure from the claims fund, potential opt-outs and the waiver of future insurance coverage. While the Company believes its reserve reflects the most likely estimate of the loss contingency associated with bringing all aspects of the Zurn PEX brass fittings matter to resolution, additional reserve adjustments should be expected.  Management, however, does not expect such adjustments will be material to its financial position, assuming there are no significant changes in current facts and assumptions, although there can be no assurances.
The Company's insurance carriers have funded the Company's defense in these proceedings; however, they filed suit for a declaratory judgment challenging their coverage obligations with respect to certain classes of claims. The suit, which is pending, is expected to be resolved in conjunction with the approval of the settlement of the underlying claims.
The Company can provide no assurance that the liability and related litigation will be resolved on the anticipated terms, or at all, or that final court approval will be granted.  If final court approval is not granted the Company will continue to vigorously defend these claims.  Even if final court approval is achieved the Company expects to continue to vigorously defend against any opt-out claims.  In addition, the Company cannot provide assurance that the insurance carriers' action will be resolved, or on the final terms of such resolution.  Due to the uncertainties of litigation (including approval of the potential settlement referenced above), and the related insurance coverage and collection actions and issues, as well as the actual number or value of claims (including opt-outs), the Company may be subject to substantial liability beyond the reserve that has been taken that could have a material adverse effect on the Company and its results of operations.

16. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Pension Benefits:
Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	7.9	8.4	15.8	16.8
Expected return on plan assets	(8.0)	(8.3)	(16.0)	(16.5)
Amortization of:
Prior service cost	0.1	0.1	0.4	0.1
Net periodic benefit cost	$0.5	$0.7	$1.2	$1.4
Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.5	0.8	0.9
Amortization:
Prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic benefit cost	$(0.1)	$—	$(0.1)	$—

During the first six months of fiscal 2013 and 2012, the Company made contributions of $7.1 million and $4.9 million, respectively, to its U.S. qualified pension plan trusts.
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

17. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. The Company recognizes the compensation cost for options granted over the requisite service period, generally as the awards vest. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. See Note 14 to the audited consolidated financial statements of the Company's fiscal 2012 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
The fair value of each option granted under the Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") during the six months ended September 29, 2012 was estimated on the date of grant using the Black-Scholes valuation model that utilized the following assumptions: expected volatility of 34% based on the expected volatility of publicly-traded companies within the Company's industry; expected term of 7.5 years based on the midpoint between when the options vest and when they expire; weighted average risk free interest rate of 1.71% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 2,592,000 options granted under the Plan between April 1, 2012 and September 29, 2012 was $8.22.
For the second quarter and six months ended September 29, 2012, the Company recorded $1.9 million and $3.5 million of stock-based compensation expense, respectively. For the second quarter and six months ended October 1, 2011, the Company recorded $0.9 million and $2.1 million of stock-based compensation expense, respectively. As of September 29, 2012, there was $23.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 4.3 years.
The following table presents the Company's stock option activity during the first six months of fiscal 2013 and 2012, respectively:

	Period from April 1, 2012 through September 29, 2012		Period from April 1, 2011 through October 1, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,874,371	$5.27	10,700,275	$4.74
Granted	2,592,000	20.56	52,034	18.74
Exercised	(2,963,790)	3.55	(5,465)	4.80
Canceled/Forfeited	(206,962)	11.42	(62,578)	7.53
Outstanding at end of period (1)	10,295,619	$9.49	10,684,266	$4.79
Exercisable at end of period (2)	6,201,699	$5.00	7,894,262	$4.31
______________________

(1)	The weighted average remaining contractual life of options outstanding at September 29, 2012 is 6.4 years.

(2)	The weighted average remaining contractual life of options exercisable at September 29, 2012 is 4.8 years.

18. Initial public offering, debt redemption, and related party transaction
Initial Public Offering
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
Redemption of 11.75% Notes
On April 17, 2012, the Company used a portion of the proceeds from the IPO to complete a full redemption of all of the 11.75% Notes that were then outstanding. As a result of the extinguishment the Company recognized a loss of $21.1 million, which was comprised of a $17.6 million early redemption premium and a $3.5 million of a non-cash write-off of unamortized deferred financing costs associated with the 11.75% Notes. See Note 12 Long-term debt for additional information on the early redemption of the 11.75% Notes.
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

Business Segment Information:
(in Millions)

	Second Quarter Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales
Process & Motion Control	$309.1	$310.3	$623.0	$635.0
Water Management	190.4	138.2	370.1	283.2
Consolidated	$499.5	$448.5	$993.1	$918.2
Income (loss) from continuing operations
Process & Motion Control	$56.5	$53.2	$112.0	$103.1
Water Management	18.4	14.6	34.9	34.4
Corporate	(8.8)	(6.7)	(25.8)	(13.8)
Consolidated	$66.1	$61.1	$121.1	$123.7
Non-operating income (expense):
Interest expense, net	$(37.2)	$(42.8)	$(75.5)	$(87.2)
Loss on the extinguishment of debt	—	—	(21.1)	(0.7)
Loss on divestiture	—	(6.9)	—	(6.9)
Other income (expense), net	0.2	(7.6)	0.7	(7.8)
Income from continuing operations before income taxes	29.1	3.8	25.2	21.1
Provision (benefit) for income taxes	8.8	(0.4)	5.6	6.0
Net income from continuing operations	$20.3	$4.2	$19.6	$15.1
(Loss) income from discontinued operations	(1.1)	0.3	(2.6)	0.6
Net income	$19.2	$4.5	$17.0	$15.7
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$2.2	$—	$3.1	$—
Water Management	0.2	—	0.9	—
Consolidated	$2.4	$—	$4.0	$—
Depreciation and Amortization
Process & Motion Control	$18.1	$19.9	$34.9	$40.3
Water Management	10.8	6.6	22.1	13.3
Consolidated	$28.9	$26.5	$57.0	$53.6
Capital Expenditures
Process & Motion Control	$9.3	$11.1	$17.5	$17.2
Water Management	8.8	2.7	15.0	4.7
Consolidated	$18.1	$13.8	$32.5	$21.9

	September 29, 2012	March 31, 2012
Total Assets
Process & Motion Control	$2,348.7	$2,203.8
Water Management	1,032.1	1,044.2
Corporate	34.7	42.9
Consolidated	$3,415.5	$3,290.9

20. Issuers of Notes and Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at September 29, 2012 and March 31, 2012 and for the six and three months ended September 29, 2012 and October 1, 2011 for: (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and are guarantors of the notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Issuers are not presented because the Issuers are wholly owned by the Parent, which has fully and unconditionally guaranteed the notes. Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes are full, unconditional and joint and several. The Company believes separate financial statements and other disclosures regarding the Issuers and the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
September 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.3	$—	$332.6	$94.3	$—	$440.2
Receivables, net	—	—	191.1	136.8	—	327.9
Inventories, net	—	—	242.1	107.2	—	349.3
Other current assets	—	—	13.8	40.4	—	54.2
Total current assets	13.3	—	779.6	378.7	—	1,171.6
Receivable from (payable to) affiliates, net	—	3.2	(0.4)	(2.8)	—	—
Property, plant and equipment, net	—	—	266.4	147.5	—	413.9
Intangible assets, net	—	—	544.8	84.3	—	629.1
Goodwill	—	—	828.8	279.4	—	1,108.2
Investment in:
Issuer subsidiaries	442.3	—	—	—	(442.3)	—
Guarantor subsidiaries	—	2,241.4	—	—	(2,241.4)	—
Non-guarantor subsidiaries	—	—	808.1	—	(808.1)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	20.5	29.8	0.4	—	50.7
Total assets	$455.6	$2,265.1	$3,299.1	$887.5	$(3,491.8)	$3,415.5
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$9.8	$—	$13.3	$—	$23.1
Trade payables	—	—	118.3	63.1	—	181.4
Compensation and benefits	—	—	34.3	17.6	—	51.9
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.8	—	6.4
Interest payable	—	38.6	—	—	—	38.6
Other current liabilities	2.9	6.4	80.5	39.3	—	129.1
Total current liabilities	2.9	54.8	236.7	136.1	—	430.5
Long-term debt	—	2,076.1	38.4	1.1	—	2,115.6
Note payable to (receivable from) affiliates, net	0.5	(409.8)	559.5	(150.2)	—	—
Pension and postretirement benefit obligations	—	—	105.3	45.3	—	150.6
Deferred income taxes	42.2	86.0	68.8	36.5	—	233.5
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	0.3	15.7	7.0	11.5	—	34.5
Total liabilities	45.9	1,822.8	1,057.7	80.3	—	3,006.7
Total Rexnord stockholders' equity	409.7	442.3	2,241.4	808.1	(3,491.8)	409.7
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total stockholders' equity	409.7	442.3	2,241.4	807.2	(3,491.8)	408.8
Total liabilities and stockholders' equity	$455.6	$2,265.1	$3,299.1	$887.5	$(3,491.8)	$3,415.5

Condensed Consolidating Balance Sheet
March 31, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.8	$—	$198.0	$92.2	$—	$298.0
Receivables, net	—	—	198.4	139.5	—	337.9
Inventories, net	—	—	225.4	94.9	—	320.3
Other current assets	0.6	—	15.5	46.0	—	62.1
Total current assets	8.4	—	637.3	372.6	—	1,018.3
Receivable from (payable to) affiliates, net	—	118.4	(93.7)	(24.7)	—	—
Property, plant and equipment, net	—	—	266.8	152.4	—	419.2
Intangible assets, net	—	—	568.1	79.0	—	647.1
Goodwill	—	—	828.8	285.9	—	1,114.7
Investment in:
Issuer subsidiaries	(41.8)	—	—	—	41.8	—
Guarantor subsidiaries	—	1,547.8	—	—	(1,547.8)	—
Non-guarantor subsidiaries	—	—	714.5	—	(714.5)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	25.6	20.0	4.0	—	49.6
Total assets	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current portion of long-term debt	$—	$9.8	$—	$0.5	$—	$10.3
Trade payables	—	—	144.2	71.4	—	215.6
Compensation and benefits	—	—	43.2	18.6	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.7	—	6.3
Interest payable	—	49.9	—	—	—	49.9
Other current liabilities	2.9	8.2	69.5	44.1	—	124.7
Total current liabilities	2.9	67.9	260.5	137.3	—	468.6
Long-term debt	—	2,382.8	23.9	6.7	—	2,413.4
Note (receivable from) payable to affiliates, net	—	(816.8)	908.6	(91.8)	—	—
Pension and postretirement benefit obligations	—	—	114.0	46.5	—	160.5
Deferred income taxes	43.6	85.5	77.6	39.0	—	245.7
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	—	14.2	9.4	17.9	—	41.5
Total liabilities	46.5	1,733.6	1,436.0	155.6	—	3,371.7
Total Rexnord stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	714.5	(2,220.5)	(79.9)
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	713.6	(2,220.5)	(80.8)
Total liabilities and stockholders' (deficit) equity	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9

Condensed Consolidating Statement of Operations
Three Months Ended September 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$362.8	$163.6	$(26.9)	$499.5
Cost of sales	—	—	231.4	108.4	(26.9)	312.9
Gross profit	—	—	131.4	55.2	—	186.6
Selling, general and administrative expenses	—	—	71.9	32.9	—	104.8
Zurn PEX loss contingency	—	—	—	—	—	—
Restructuring and other similar charges	—	—	0.7	1.7	—	2.4
Amortization of intangible assets	—	—	11.7	1.6	—	13.3
Income from continuing operations	—	—	47.1	19.0	—	66.1
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(36.6)	(0.4)	(0.2)	—	(37.2)
To affiliates	—	28.0	(23.3)	(4.7)	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (expense) income, net	—	(0.5)	2.9	(2.2)	—	0.2
(Loss) income before income taxes from continuing operations	—	(9.1)	26.3	11.9	—	29.1
(Benefit) provision for income taxes	—	(2.8)	8.0	3.6	—	8.8
(Loss) income before equity in loss of subsidiaries	—	(6.3)	18.3	8.3	—	20.3
Equity in income (loss) of subsidiaries	20.3	26.6	8.3	—	(55.2)	—
Net income from continuing operations	$20.3	$20.3	$26.6	$8.3	$(55.2)	$20.3
Loss from discontinued operations	$—	$—	$—	$(1.1)	$—	$(1.1)
Net income	$20.3	$20.3	$26.6	$7.2	$(55.2)	$19.2
Comprehensive income (loss)	$21.8	$21.8	$28.4	$12.2	$(58.4)	$25.8

Condensed Consolidating Statement of Operations
Three Months Ended October 1, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$348.9	$122.9	$(23.3)	$448.5
Cost of sales	—	—	228.1	84.3	(23.3)	289.1
Gross profit	—	—	120.8	38.6	—	159.4
Selling, general and administrative expenses	—	—	64.4	21.5	—	85.9
Amortization of intangible assets	—	—	11.9	0.5	—	12.4
Income from continuing operations	—	—	44.5	16.6	—	61.1
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(42.3)	(0.3)	(0.2)	—	(42.8)
To affiliates	—	28.9	(25.1)	(3.8)	—	—
Loss on divestiture	—	—	(0.6)	(6.3)		(6.9)
Other (expense) income, net	—	(0.7)	2.3	(9.2)	—	(7.6)
(Loss) income before income taxes from continuing operations	—	(14.1)	20.8	(2.9)	—	3.8
Provision (benefit) for income taxes	—	(4.8)	5.8	(1.4)	—	(0.4)
(Loss) income before equity in earnings (loss) of subsidiaries	—	(9.3)	15.0	(1.5)	—	4.2
Equity in income of subsidiaries	4.5	13.8	(1.2)	—	(17.1)	—
Net income (loss) from continuing operations	4.5	4.5	13.8	(1.5)	(17.1)	4.2
Income from discontinued operations	—	—	—	0.3	—	0.3
Net income (loss)	$4.5	$4.5	$13.8	$(1.2)	$(17.1)	$4.5
Comprehensive (loss) income	$4.5	$5.7	$14.1	$(5.0)	$(17.1)	$2.2

Condensed Consolidating Statement of Operations
Six Months Ended September 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$720.1	$323.2	$(50.2)	$993.1
Cost of sales	—	—	461.5	216.5	(50.2)	627.8
Gross profit	—	—	258.6	106.7	—	365.3
Selling, general and administrative expenses	—	—	136.7	67.1	—	203.8
Zurn PEX loss contingency	—	—	10.1	—	—	10.1
Restructuring and other similar charges	—	—	1.4	2.6	—	4.0
Amortization of intangible assets	—	—	23.5	2.8	—	26.3
Income from continuing operations	—	—	86.9	34.2	—	121.1
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(74.5)	(0.6)	(0.4)	—	(75.5)
To affiliates	—	56.5	(46.0)	(10.5)	—	—
Loss on extinguishment of debt	—	(21.1)	—	—	—	(21.1)
Other (expense) income, net	—	(15.5)	27.0	(10.8)	—	0.7
(Loss) income before income taxes from continuing operations	—	(54.6)	67.3	12.5	—	25.2
(Benefit) provision for income taxes	—	(18.7)	20.9	3.4	—	5.6
(Loss) income before equity in loss of subsidiaries	—	(35.9)	46.4	9.1	—	19.6
Equity in earnings of subsidiaries	19.6	55.5	9.1	—	(84.2)	—
Net income from continuing operations	19.6	19.6	55.5	9.1	(84.2)	19.6
Loss from discontinued operations	—	—	—	(2.6)	—	(2.6)
Net income	$19.6	$19.6	$55.5	$6.5	$(84.2)	$17.0
Comprehensive income	$19.6	$19.6	$56.1	$(1.2)	$(82.9)	$11.2

Condensed Consolidating Statement of Operations
Six Months Ended October 1, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$703.2	$263.5	$(48.5)	$918.2
Cost of sales	—	—	459.7	181.7	(48.5)	592.9
Gross profit	—	—	243.5	81.8	—	325.3
Selling, general and administrative expenses	—	—	131.9	44.8	—	176.7
Amortization of intangible assets	—	—	23.9	1.0	—	24.9
Income from continuing operations	—	—	87.7	36.0	—	123.7
Non-operating (expense) income:
Interest expense, net:
To third parties	(1.1)	(85.3)	(0.5)	(0.3)	—	(87.2)
To affiliates	—	58.5	(51.1)	(7.4)	—	—
Loss on debt extinguishment	(0.7)	—	—	—	—	(0.7)
Loss on divestiture	—	—	(0.6)	(6.3)		(6.9)
Other (expense) income, net	—	(1.5)	5.9	(12.2)	—	(7.8)
(Loss) income before income taxes from continuing operations	(1.8)	(28.3)	41.4	9.8	—	21.1
Provision (benefit) for income taxes	11.2	(9.8)	1.3	3.3	—	6.0
(Loss) income before equity in earnings of subsidiaries	(13.0)	(18.5)	40.1	6.5	—	15.1
Equity in income of subsidiaries	28.7	47.2	7.1	—	(83.0)	—
Net income from continuing operations	15.7	28.7	47.2	6.5	(83.0)	15.1
Income from discontinued operations	—	—	—	0.6	—	0.6
Net income	$15.7	$28.7	$47.2	$7.1	$(83.0)	$15.7
Comprehensive income	$15.7	$30.4	$47.8	$3.8	$(83.0)	$14.7

Condensed Consolidating Statement of Cash Flows
Six Months Ended September 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$19.6	$19.6	$55.5	$6.5	$(84.2)	$17.0
Non-cash adjustments	18.2	79.3	40.3	16.7	(84.2)	70.3
Changes in operating assets and liabilities, including intercompany activity	(32.3)	(234.3)	32.6	(13.2)	168.4	(78.8)
Cash provided by (used for) operating activities	5.5	(135.4)	128.4	10.0	—	8.5
Investing activities
Expenditures for property, plant and equipment	—	—	(18.7)	(13.8)	—	(32.5)
Proceeds from dispositions of property, plant and equipment	—	—	5.5	—	—	5.5
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(9.7)	—	—	(9.7)
Cash used for investing activities	—	—	(22.9)	(13.8)	—	(36.7)
Financing activities
Proceeds from borrowings of long-term debt	—	—	0.5	0.9	—	1.4
Repayments of long-term debt	—	(307.2)	—	(0.1)	—	(307.3)
Proceeds from borrowings of short-term debt	—	—	—	7.3	—	7.3
Repayments of short-term debt	—	—	—	(0.7)	—	(0.7)
Proceeds from financing under New Market Tax Credit incentive program	—	—	14.0	—	—	14.0
Proceeds from issuance of common stock	—	458.3	—	—	—	458.3
Proceeds from exercise of stock options	—	2.3	—	—	—	2.3
Payment of deferred financing fees	—	(0.4)	—	—	—	(0.4)
Payment of early redemption premium on long-term debt	—	(17.6)	—	—	—	(17.6)
Excess tax benefit on exercise of stock options	—	—	14.6	—	—	14.6
Cash provided by financing activities	—	135.4	29.1	7.4	—	171.9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)
Increase (decrease) in cash and cash equivalents	5.5	—	134.6	2.1	—	142.2
Cash and cash equivalents at beginning of period	7.8	—	198.0	92.2	—	298.0
Cash and cash equivalents at end of period	$13.3	$—	$332.6	$94.3	$—	$440.2

Condensed Consolidating Statement of Cash Flows
Six Months Ended October 1, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$15.7	$28.7	$47.2	$7.1	$(83.0)	$15.7
Non-cash adjustments	(16.8)	(41.0)	49.2	11.1	83.0	85.5
Changes in operating assets and liabilities, including intercompany activity	(0.6)	114.6	(301.1)	122.0	—	(65.1)
Cash provided by (used for) operating activities	(1.7)	102.3	(204.7)	140.2	—	36.1
Investing activities
Expenditures for property, plant and equipment	—	—	(19.3)	(2.6)	—	(21.9)
Proceeds from dispositions of property, plant and equipment	—	—	5.6	—	—	5.6
Proceeds from divestiture, net of transaction costs	—	—	—	3.4	—	3.4
Acquisitions, net of cash	—	—	(18.2)	—	—	(18.2)
Cash used for investing activities	—	—	(31.9)	0.8	—	(31.1)
Financing activities
Proceeds from borrowings of long-term debt	—	—	75.0	—	—	75.0
Repayments of long-term debt	—	(1.0)	—	(0.7)	—	(1.7)
Proceeds from borrowings of short-term debt	—	—	—	0.3	—	0.3
Repayment of short-term debt	(93.5)	—	—	(3.8)	—	(97.3)
Payment of deferred financing fees	—	(1.3)	—	—	—	(1.3)
Dividend payment to parent company	100.0	(100.0)	—	—	—	—
Cash (used for) provided by financing activities	6.5	(102.3)	75.0	(4.2)	—	(25.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.2)	—	(9.2)
Increase (decrease) in cash and cash equivalents	4.8	—	(161.6)	127.6	—	(29.2)
Cash and cash equivalents at beginning of period	0.7	—	304.3	86.0	—	391.0
Cash and cash equivalents at end of period	$5.5	$—	$142.7	$213.6	$—	$361.8

21. Subsequent Events
The Company evaluated subsequent events from the balance sheet date of September 29, 2012 through November 9, 2012 and has concluded that the following subsequent event occurred during such period:
Incremental Assumption Agreement
On October 4, 2012, the Company entered into an Incremental Assumption Agreement (the “Incremental Assumption Agreement”) with Credit Suisse AG, as administrative agent and refinancing term lender, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012.
The Incremental Assumption Agreement modifies certain terms of the term loan facility under the Second Restated Credit Agreement. It reduces the interest rates applicable to borrowings under such facility by fifty (50) basis points per annum, effectively resulting in a current interest rate on the Eurocurrency borrowings of 4.50%, determined as the LIBO rate (subject to a 1.00% floor) plus 3.50%. It also provides for a 1.00% penalty on certain prepayments occurring on or prior to April 4, 2013. Other material terms of the Second Restated Credit Agreement remain unchanged. The Company expects to recognize a related expense of approximately $3.0 million in the third quarter of fiscal 2013, which is primarily comprised of a non-cash write-off of deferred financing costs.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 29, 2012 and during the period from April 1, 2012 through September 29, 2012, there has been no material change to this information.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of September 29, 2012 through the date of this filing. Subsequent to the balance sheet date, on October 4, 2012, the Company entered into an Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduces the effective interest rate applicable to the borrowings under the term loan facility by fifty basis points. See Part I, Note 21 Subsequent Events for further information.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on indefinite-lived intangible asset impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In addition, in September 2011, the FASB issued a similar update which also permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to forgo the qualitative assessment for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company will adopt the guidance for our annual impairment tests performed in fiscal 2013. The application of this guidance to our annual impairment test is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.
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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 1, 2012 through September 29, 2012 as the “second quarter of fiscal 2013” or the “second quarter ended September 29, 2012.” Similarly, we refer to the period from July 3, 2011 through October 1, 2011 as the “second quarter of fiscal 2012” or the “second quarter ended October 1, 2011.”

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
Consolidated Overview
Net sales for the second quarter of fiscal 2013 increased 11% from the prior year to $500 million, primarily due to the acquisition of VAG in the third quarter of fiscal 2012. Net sales excluding the impact of foreign currency fluctuations and the effect of acquisitions and divestitures (“core sales”), increased 2% year-over-year in the second quarter. Income from operations for the second quarter of fiscal 2013, which included $2.4 million of restructuring costs, was $66.1 million compared to $61.1 million in the second quarter of fiscal 2012. Income from operations for the second quarter excluding restructuring costs increased 12.1% to $68.5 million, or 13.7% of sales.
Net sales for the first six months of fiscal 2013 increased 8% from the comparable period in the prior year to $993 million. Income from operations for the first six months of fiscal 2013 was $121.1 million and included $4.0 million of restructuring costs and a $10.1 million charge related to a pending legal settlement reached in connection with the Zurn brass fittings litigation (recorded in the first quarter of fiscal 2013). Income from operations for the first six months of fiscal 2013 excluding these items increased 9.3% to $135.2 million, or 13.6% of sales.
Second Quarter Ended September 29, 2012 Compared with the Second Quarter Ended October 1, 2011:
Net sales
(Dollars in Millions)

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	% Change
Process & Motion Control	$309.1	$310.3	$(1.2)	—%
Water Management	190.4	138.2	52.2	38%
Consolidated	$499.5	$448.5	$51.0	11%

Process & Motion Control
Process & Motion Control net sales in the second quarter of fiscal 2013 were $309.1 million compared to $310.3 in the second quarter fiscal 2012. Core net sales increased 3% from the prior year second quarter driven primarily by growth in aerospace, energy and food and beverage end-markets. The increase in core net sales was offset by the unfavorable impact of foreign currency fluctuations and a fiscal 2012 second quarter divestiture.
Water Management
Water Management net sales in the second quarter of fiscal 2013 increased 38% from the prior year to $190.4 million, driven by the acquisition of VAG. Core sales, which excludes the impact of the VAG acquisition, were flat year-over-year in the fiscal 2013 second quarter as market share gains and increased alternative market sales in our non-residential construction end-markets were offset by expected lower shipments to our North American municipal water end-markets.

 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	September 29, 2012	October 1, 2011	Change	% Change
Process & Motion Control	$56.5	$53.2	$3.3	6%
% of net sales	18.3%	17.1%	1.2%
Water Management	18.4	14.6	3.8	26%
% of net sales	9.7%	10.6%	(0.9)%
Corporate	(8.8)	(6.7)	(2.1)	(31)%
Consolidated	$66.1	$61.1	$5.0	8%
% of net sales	13.2%	13.6%	(0.4)%

Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2013 was $56.5 million, which includes $2.2 million of restructuring charges, compared to $53.2 million for the second quarter of fiscal 2012. Excluding the impact of the restructuring charges, fiscal 2013 second quarter income from operations increased 10.3% from the prior year comparable period and as a percentage of net sales increased 190 basis points to 19.0%, compared to the second quarter of fiscal 2012, as a result of productivity gains and efficiencies as well as increased operating leverage on higher year-over-year core sales.

Water Management
Water Management income from operations for the second quarter of fiscal 2013 increased 26.0% to $18.4 million, compared to $14.6 million for the second quarter of fiscal 2012, primarily due to the acquisition of VAG. Income from operations as a percent of net sales was 9.7% for the second quarter of fiscal 2013 as core operating margin expansion year-over-year was offset by the mix impact of the VAG acquisition.
Corporate
Corporate expenses were $8.8 million and $6.7 million in the second quarter of fiscal 2013 and fiscal 2012, respectively. The increase in corporate expenses primarily relate to the timing of professional services incurred in the second quarter of fiscal 2013, as well as an increase in stock based compensation expense resulting from additional fiscal 2013 stock option grants associated with our initial public offering.

Interest expense, net

Interest expense, net was $37.2 million in the second quarter of fiscal 2013 compared to $42.8 million in the second quarter of fiscal 2012. The year-over-year decrease in interest expense is primarily the result of a reduction in the total outstanding debt, partially offset by higher weighted average borrowing rates.

Other income (expense), net

Other income, net for the quarter ended September 29, 2012, consists of foreign currency transaction losses of $0.1 million, a $0.1 million loss on the sale of property, plant and equipment and other miscellaneous income of $0.4 million. Other expense, net for the quarter ended October 1, 2011, consists of management fee expense of $0.8 million, foreign currency transaction losses of $5.9 million and other miscellaneous losses of $0.9 million.

Provision (benefit) for income taxes

The income tax provision was $8.8 million in the second quarter of fiscal 2013 compared to an income tax benefit of $0.4 million in the second quarter of fiscal 2012. The effective income tax rate for the second quarter of fiscal 2013 was 30.2% versus (10.5)% in the second quarter of fiscal 2012. The effective income tax rate for the second quarter of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, as well as the recognition of certain foreign related branch losses for U.S. income tax purposes. The income tax benefit, associated with the income before income taxes, for the second quarter of fiscal 2012 is attributable to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statute of limitations.

Net income from continuing operations

Our net income from continuing operations for the second quarter of fiscal 2013 was $20.3 million compared to net income of $4.2 million in the second quarter of fiscal 2012 as a result of the factors described above. Diluted income per share from continuing operations increased $0.14 or 250% to $0.20. Diluted net income per share is impacted by the dilutive effect of the current year increase in average outstanding shares from our initial public offering.

(Loss) income from discontinued operations

Our net loss from discontinued operations was $1.1 million in the second quarter of fiscal 2013 as compared to income from discontinued operations of $0.3 million in the second quarter of fiscal 2012. The loss on discontinued operations relates to the planned divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. The Company is currently engaged in an active sale process and expects the transaction to be completed within the next 12 months.

Six Months Ended September 29, 2012 Compared with the Six Months Ended October 1, 2011:
Net sales
(Dollars in Millions)

	Six Months Ended
	September 29, 2012	October 1, 2011	Change	% Change
Process & Motion Control	$623.0	$635.0	$(12.0)	(2)%
Water Management	370.1	283.2	86.9	31%
Consolidated	$993.1	$918.2	$74.9	8%

Process & Motion Control

Process & Motion Control net sales in the first six months of fiscal 2013 were $623.0 million compared to $635.0 million in the first six months of fiscal 2012. Core net sales, which excludes 3% of unfavorable currency fluctuations and a 1% unfavorable impact from our second quarter fiscal 2012 divestiture, increased by 2% year-over-year, driven primarily by growth in non-U.S. mining, aerospace, and energy end-markets.

Water Management

Water Management net sales in the first six months of fiscal 2013 increased 31% to $370.1 million compared to $283.2 million of net sales reported in the first six months of fiscal 2012 as a 36% increase in sales due to the VAG acquisition was partially offset by a 5% decrease in core net sales, due to expected lower shipments to our North American municipal water end-markets partially offset by market share gains and growth in alternative markets within our non-residential construction end-markets.

Income (loss) from operations
(Dollars in Millions)

	Six Months Ended
	September 29, 2012	October 1, 2011	Change	% Change
Process & Motion Control	$112.0	$103.1	$8.9	9%
% of net sales	18.0%	16.2%	1.8%
Water Management	34.9	34.4	0.5	1%
% of net sales	9.4%	12.1%	(2.7)%
Corporate	(25.8)	(13.8)	(12.0)	(87)%
Consolidated	$121.1	$123.7	$(2.6)	11%
% of net sales	12.2%	13.5%	(1.2)%
Process & Motion Control
Process & Motion Control income from operations for the first six months of fiscal 2013 was $112.0 million, which included $3.1 million of restructuring charges, compared to $103.1 million in the first six months of fiscal 2012. Income from operations excluding restructuring charges increased 12% from the prior year and as a percent of net sales increased 230 basis points from the prior year to 18.5% of sales. The improvement in fiscal 2013 operating margin resulted from productivity gains and efficiencies as well as increased operating leverage on higher year-over-year core sales.
Water Management
Water Management income from operations for the first six months of fiscal 2013 was $34.9 million, which includes $0.9 million of restructuring charges, compared to $34.4 million in the first six months of fiscal 2012. Income from operations excluding the restructuring charges as a percent of net sales decreased 240 basis points from the first six months of the prior year to 9.7%. The decline in fiscal 2013 operating margin is primarily due to reduced operating leverage on lower year-over-year net sales within our North American water markets as well as the mix impact of the VAG acquisition.
Corporate
Corporate expenses increased by $12.0 million from $13.8 million in the first six months of fiscal 2012 to $25.8 million in the first six months of fiscal 2013 primarily due to a $10.1 million incremental charge related to a pending legal settlement reached in connection with ongoing litigation associated with alleged failure or anticipated failure of Zurn brass fittings. See Part I Item I, Note 15 Commitments and Contingencies for additional information. The first six months of fiscal 2013 also included an increase in stock based compensation expense resulting from stock option grants associated with our initial public offering.
Interest expense, net
Interest expense, net was $75.5 million in the first six months of fiscal 2013 compared to $87.2 million in the first six months of fiscal 2012. The year-over-year reduction in interest expense is primarily the result of the reduction in outstanding debt, partially offset by higher weighted average borrowing rates.
Loss on extinguishment of debt

During the first six months of fiscal 2013, we recorded a $21.1 million loss on extinguishment of debt as a result of our early redemption of all of the then outstanding 11.75% Notes, which primarily consisted of a $17.6 million premium related to redemption and $3.5 million of a non-cash write-off of the deferred financing costs. During the first six months of fiscal 2012, we recorded a $0.7 million loss on debt extinguishment as a result of the extinguishment of all of our then-remaining PIK toggle senior indebtedness.
Other income (expense), net
Other income, net for the first six months of fiscal 2013 was $0.7 million and consisted of management fee expense of $15.0 million to terminate our management agreement with Apollo, foreign currency transaction losses of $4.9 million, a CDSOA recovery of $16.6 million, a $4.1 million gain on the sale of property, plant and equipment and other miscellaneous losses of $0.1 million. Other expense, net for the first six months of fiscal 2012 was $7.8 million and consisted of management fee expense of $1.5 million, foreign currency transaction losses of $5.3 million and other miscellaneous losses of $1.0 million.

Provision for income taxes
The income tax provision recorded in the first six months of fiscal 2013 was $5.6 million compared to an income tax provision of $6.0 million in the first six months of fiscal 2012. Our effective income tax rate for the first six months of fiscal 2013 was 22.2% versus 28.4% in the first six months of fiscal 2012. The effective income tax rate for the first six months of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, as well as the higher tax benefit associated with significant, discrete items compared to the overall forecasted rate in conjunction with the relatively low amount of income before income taxes. The effective income tax rate for the first six months of fiscal 2012 is below the U.S. federal statutory rate of 35% due to the recognition of certain, previously unrecognized tax benefits as a result of the lapse of the applicable statute of limitations.
Net income from continuing operations
Our net income from continuing operations for the first six months of fiscal 2013 increased 29.8% to $19.6 million compared to a net income from continuing operations of $15.1 million in the first six months of fiscal 2012 due to the factors described above. Diluted income per share from continuing operations in the first six months of fiscal 2013 was $0.20, compared to diluted net income from continuing operations per share of $0.21 in the first six months of second quarter of fiscal 2012. Comparability is impacted by the dilutive effect of the current year increase in average outstanding shares from our initial public offering.

(Loss) income from discontinued operations

Our net loss from discontinued operations was $2.6 million for the first six months of fiscal 2013 as compared to income from discontinued operations of $0.6 million in the first six months fiscal 2012. The loss on discontinued operations relates to the planned divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. The Company is currently engaged in an active sale process and expects the transaction to be completed within the next 12 months.

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
In addition to net income, we believe Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our senior secured credit facilities, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the second quarter and six months ended September 29, 2012, of $100.5 million and $198.0 million, respectively, and net income for the same periods of $19.2 million and $17.0 million, respectively.
Covenant Compliance
The credit agreement and indenture that governs our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indenture that governs our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio of 5.0 to 1.0 as of the end of each fiscal quarter. Certain covenants contained in the indenture that governs our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indenture, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0. Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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

As of September 29, 2012, the calculation of Adjusted EBITDA under our senior secured credit facilities results in a substantially identical calculation. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended October 1, 2011	Year ended March 31, 2012	Six months ended September 29, 2012	Twelve months ended September 29, 2012
Net income	$15.7	$29.9	$17.0	$31.2
Interest expense, net	87.2	176.2	75.5	164.5
Income tax provision (benefit)	6.0	9.4	5.6	9.0
Depreciation and amortization	53.6	114.0	57.0	117.4
EBITDA	$162.5	$329.5	$155.1	$322.1
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	—	9.1	—	9.3
Loss (income) on divestiture (1)	6.9	6.4	0.2	(0.5)
Loss (income) from discontinued operations, net of tax (2)	(0.6)	5.6	2.6	8.8
Restructuring and other similar charges (3)	—	6.8	4.0	10.8
Loss on extinguishment of debt (4)	0.7	10.7	21.1	31.1
Impact of inventory fair value adjustment	0.9	4.2	—	3.3
Stock option expense	2.1	3.7	3.5	5.1
LIFO expense (5)	3.1	2.8	2.1	1.8
Zurn PEX loss contingency	—	—	10.1	10.1
Other expense (income), net (6)	7.8	7.1	(0.7)	(1.4)
Subtotal of adjustments to EBITDA	$20.9	$56.4	$42.9	$78.4
Adjusted EBITDA	$183.4	$385.9	$198.0	$400.5
Fixed charges (7)				$158.4
Ratio of Adjusted EBITDA to Fixed Charges				2.53x
Senior secured bank indebtedness (8)				$527.2
Senior secured bank leverage ratio (9)				1.32x
__________________________________

(1)
The loss (income) on divestiture is the result of our sale of assets of a German subsidiary to a third party during the second quarter ended October 1, 2011. See Part I Item 1, Note 2 - Acquisitions and Divestitures of the condensed consolidated financial statements for more information.

(2)
Represents the income (loss) on discontinued operations related to a non-core engineered chain business located in Shanghai, China. The Company is currently engaged in an active sale process of this non-core business. See Part I Item 1, Note 3 - Discontinued Operations of the condensed consolidated financial statements for more information.

(3)
Represents restructuring costs comprised of work force reduction, lease termination, and other facility rationalization costs. See Part I Item 1, Note 4 - Restructuring and Other Similar Costs of the condensed consolidated financial statements for more information.

(4)
The loss on extinguishment of debt is the result of our early redemption of the 11.75% Notes in the first quarter of fiscal 2013, as well as the retirement of the PIK toggle senior indebtedness in the first quarter of fiscal 2012. See Part I Item 1, Note 12 - Long-Term Debt of the condensed consolidated financial statements for more information.

(5)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(6)	Other expense (income), net for the periods indicated, consists of:

(in millions)	Six months ended October 1, 2011	Year ended March 31, 2012	Six months ended September 29, 2012	Twelve months ended September 29, 2012
Management fee expense	$1.5	$3.0	$15.0	$16.5
CDSOA recovery	—	(2.4)	(16.6)	(19.0)
Loss (gain) on sale of property, plant and equipment	0.8	1.3	(4.1)	(3.6)
Loss on foreign currency transactions	5.3	5.2	4.9	4.8
Other expense (income)	0.2	—	0.1	(0.1)
Total	$7.8	$7.1	$(0.7)	$(1.4)

(7)	The indenture governing our senior notes defines fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $411.3 million (as defined by the senior secured credit facilities) at September 29, 2012. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

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
As of September 29, 2012, we had $440.2 million of cash and cash equivalents and $319.0 million of additional borrowing capacity ($219.0 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of September 29, 2012, the available borrowings under our credit facility have been reduced by $46.0 million due to outstanding letters of credit. As of March 31, 2012, we had $298.0 million of cash and approximately $234.5 million of additional borrowing capacity ($134.5 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
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
Cash Flows
Net cash provided by operating activities in the first six months of fiscal 2013 was $8.5 million compared to $36.1 million in the first six months of fiscal 2012. The reduction of operating cash flow was primarily driven by an incremental usage of cash of $36.6 million year-over-year from trade working capital (accounts receivable, inventories, and accounts payable), cash restructuring of $3.2 million and a $14.6 million reduction to cash to reflect an excess tax benefit on stock option exercises that occurred in the first six months of fiscal 2013. The above items were partially offset by the incremental cash flow generated on higher year-over-year sales.
Cash used for investing activities was $36.7 million in the first six months of fiscal 2013 compared to a use of $31.1 million in the first six months of fiscal 2012. During the first six months of fiscal 2013 we increased capital expenditures over the prior year comparable period by $10.6 million and used $9.7 million of cash in providing a loan receivable under the New Market Tax Credit incentive program. In addition, in the first six months of fiscal 2013 we received $5.5 million from the sale of certain property, plant and equipment. The use of cash for the first six months of fiscal 2012 included $18.2 million of net cash paid for the acquisition of Autogard.
Cash provided by financing activities was $171.9 million in the first six months of fiscal 2013 compared to a use of $25.0 million in the first six months of fiscal 2012. The cash provided by financing activities in the first six months of fiscal 2013 consisted of $458.3 million of proceeds from the closing of our initial public offering on April 3, 2012, net of underwriters fees and other direct costs of the offering. During the first six months of fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program and $8.7 million from other borrowings. These sources of cash were partially offset by the full redemption on April 17, 2012 of $300.0 million principal amount of then-outstanding 11.75% Notes, a $17.6 million early redemption premium, and other net repayments of debt of $8.0 million (including $7.2 million from our term loan). Additionally, $14.6 million was recognized in the first six months of fiscal 2013 as an excess tax benefit on option exercises that occurred throughout the first two quarters of fiscal 2013. The cash used for financing activities in the first six months of fiscal 2012 consisted mainly of a $93.5 million repayment to retire the then-outstanding PIK toggle senior indebtedness due 2013, net of the $75.0 million source of cash borrowed on the Accounts Receivable Securitization Program to partially fund the purchase of VAG.

Indebtedness
As of September 29, 2012 we had $2,138.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 29, 2012	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans (1)	938.5	9.5	929.0
8.875% Senior notes due 2016	2.0	—	2.0
10.125% Senior subordinated notes due 2012	0.3	0.3	—
Other (2)	52.9	13.3	39.6
Total	$2,138.7	$23.1	$2,115.6
(1) Includes an unamortized original issue discount of $4.3 million at September 29, 2012.
(2) Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Part I Item I, Note 12 Long-Term Debt of the condensed consolidated financial statements for a description of our outstanding indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Approximately 32% of our sales originated outside of the United States in the first six months of fiscal 2013. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of September 29, 2012, stockholders' equity decreased by $6.4 million from March 31, 2012 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of September 29, 2012, the result would have decreased stockholders' equity by approximately $40.4 million, which includes the impact of $13.0 million related to Euro denominated entities.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At September 29, 2012, the Company had entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for USD, USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of September 29, 2012 were set to expire between October 2012 and March 2013 and have total notional amounts in connection with CAD for USD contracts of $8.9 million CAD ($8.9 million USD) with a contract rate of approximately $1CAD:$1USD, USD for EUR contracts of $1.8 million USD (€1.4 million EUR) with rates ranging between $1.23USD:€1EUR to $1.28USD:€1EUR and EUR for CZK of €2.9 million EUR (72.5 million CZK) with rates approximating €0.04EUR:1CZK. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.2 million decrease in the fair value of foreign exchange forward contacts as of September 29, 2012.

Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of September 29, 2012, our outstanding borrowings under the term loan facility were $938.5 million (net of $4.3 million unamortized original issue discount). During the second quarter of fiscal 2013 borrowings under the term loan facility bore interest, in the case of Eurocurrency Borrowings, at 4.00% plus a Eurocurrency rate determined by reference to an annual interest rate equal to (x) the LIBO rate in effect for a given interest period divided by (y) one minus a statutory reserve applicable to such borrowing (subject to a 1% LIBOR floor). For the first six months of fiscal 2013, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 5.00%, determined as the LIBO rate (subject to a 1% floor) plus 4.00%. As discussed in Part I, Note 21, Subsequent Events, on October 4, 2012, the Company entered into an Incremental Assumption Agreement, which going forward reduces the effective interest rate applicable to the borrowings under the term loan facility by fifty (50) basis points.
During the fourth quarter of fiscal 2012, we terminated the interest rate swap agreements aligned to the term loans under our prior credit facilities. See Part I Item I Note 12 for more information on the refinancing of our senior secured credit facility and the termination of our interest rate swaps. We will continue to assess the appropriateness of hedging interest rate risk with our outstanding variable debt under our current senior secured credit facilities.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the September 29, 2012 market interest rate would increase interest expense under the senior secured credit facilities by approximately $2.1 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of September 29, 2012, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

See the information under the heading “Commitments and Contingencies” in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.
As discussed in Note 15, the Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC have been named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claim damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages).
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation; this agreement was reflected in a settlement agreement filed with the court in October 2012.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems; subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently. The settlement remains subject to final court approval, including the right of objection by interested parties, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses in an amount not to exceed $8.5 million and related administrative costs.
The Company has recorded a reserve related to the brass fittings liability, which takes into account, in pertinent part, the agreed contributions by insurance carriers, as well as exposure from the claims fund, potential opt-outs and the waiver of future insurance coverage. While the Company believes its reserve reflects the most likely estimate of the loss contingency associated with bringing all aspects of the Zurn PEX brass fittings matter to resolution, additional reserve adjustments should be expected.  Management, however, does not expect such adjustments will be material to its financial position, assuming there are no significant changes in current facts and assumptions, although there can be no assurances.
The Company's insurance carriers have funded the Company's defense in these proceedings; however, they filed suit for a declaratory judgment challenging their coverage obligations with respect to certain classes of claims. The suit, which is pending, is expected to be resolved in conjunction with the approval of the settlement of the underlying claims.
The Company can provide no assurance that the liability and related litigation will be resolved on the anticipated terms, or at all, or that final court approval will be granted.  If final court approval is not granted the Company will continue to vigorously defend these claims.  Even if final court approval is achieved the Company expects to continue to vigorously defend against any opt-out claims.  In addition, the Company cannot provide assurance that the insurance carriers' action will be resolved, or on the final terms of such resolution.  Due to the uncertainties of litigation (including approval of the potential settlement referenced above), and the related insurance coverage and collection actions and issues, as well as the actual number or value of claims (including opt-outs), the Company may be subject to substantial liability beyond the reserve that has been taken that could have a material adverse effect on the Company and its results of operations.
See further information regarding the Zurn brass fittings litigation in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS
Information with respect to certain risk factors affecting the Company is contained in Item1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 under the heading "Risk Factors". Management believes that as of the date of this filing, there have been no material changes to this information.

ITEM 5. OTHER INFORMATION.

On November 9, 2012, Rexnord entered into employment agreements with Todd A. Adams, Mark W. Peterson and Praveen R. Jeyarajah, the Company's executive officers (the "NEOs"). The initial term of the agreements is for three years and is automatically extended each year after the initial term for another one-year term, unless notice is given. The agreements also provide that if there is a change in control, then the terms will continue for two years.

Pursuant to the agreements, in the event the NEO is terminated without “cause,” as defined in the agreements, the NEO generally will be entitled to receive:

•
severance payments equal to the sum of the officer's current base salary plus his annual target bonus (multiplied by 1.5 in the case of Mr. Adams), payable in installments over a 12-month period (18 months in the case of Mr. Adams);

•	any unpaid bonus earned with respect to any fiscal year ending on or prior to the date of termination and a pro-rated annual bonus for the fiscal year in which the termination occurs;

•	continued participation in Rexnord's medical and dental plans for 12 months (18 months in the case of Mr. Adams);

•	all of the NEO's unvested options and long-term incentive awards shall vest or be forfeited, and any such vested awards granted as stock options shall be exercisable.

Each employment agreement also provides that if, within 90 days prior to or two years following a “change in control,” as defined in the agreements, the NEO is terminated without cause or resigns for “good reason,” as defined in the agreements, the NEO generally will be entitled to receive:

•
severance payments equal to the sum of the officer's current base salary plus his annual target bonus multiplied by 1.5 (two in the case of Mr. Adams), payable in installments over an 18-month period (24-month period in the case of Mr. Adams) (or, in a lump sum if the change in control is not does not meet certain requirements under IRC Section 409A);

•	any unpaid bonus earned with respect to any fiscal year ending on or prior to the date of termination and a pro-rated annual bonus for the fiscal year in which the termination occurs;

•
vesting of unvested options, other equity awards and long-term incentive awards, with limits under the 2012 Incentive Plan intended to reduce or eliminate the effects of IRC Sections 280G and/or 4999 applied only to the extent that such limits increase the after-tax amount the NEO receives; and

•	continued participation in Rexnord's medical and dental plans for 18 months (two years in the case of Mr. Adams).

Under the agreements, Rexnord is also protected from competition by the NEOs after their employment with Rexnord would cease, for periods that vary under circumstances specified in the agreements.   Further, the NEOs have agreed to related confidentiality requirements after the termination of their employment and have agreed to provide a release of claims to the Company.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements, which are filed as exhibits to this report and are incorporated herein by reference.

ITEM 6.	EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	November 9, 2012	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams	X

10.2	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Mark W. Peterson	X

10.3	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Praveen R. Jeyarajah	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X