Form 10-Q
period 2012-12-29
Rexnord Corp
filed 2013-02-11
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Rexnord Corporation Common Stock, $0.01 par value per share	97,072,190 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form
10-K for the year ended March 31, 2012 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Additionally, we have announced that our Board of Directors is undertaking an evaluation of strategic alternatives for the Company; the alternatives to be considered could include the possible sale of the Company, the possible sale of one or both of its business platforms or the maintenance of the current structure and execution of the existing business strategy. Further risks and uncertainties include, but are not limited to uncertainty regarding the complexity or length of the process, the possibility that the Company will not enter into any transaction, the potential that the process will distract the Company's Board of Directors and management from the Company's business, the potential that the Company will incur significant expenses in unsuccessfully pursuing one or more transactions, the risk that the process will impair relationships with partners, suppliers and employees, the risk that announcements regarding the process will cause a decline in the Company's stock price, and the risk of claims or other litigation arising from the pursuit of one or more transactions. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

 Unless otherwise indicated, the information contained in this report reflects that each share of common stock outstanding immediately prior to the Company's March 19, 2012 4.1627-for-one stock split has been split into 4.1627 shares of common stock. In addition, 27,236,842 shares of common stock were issued in connection with our initial public offering, which closed on April 3, 2012.

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2013, or fiscal 2013, means the period from April 1, 2012 to March 31, 2013 and the third quarters of fiscal 2013 and 2012 mean the fiscal quarters ended December 29, 2012 and December 31, 2011, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 29, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$452.5	$298.0
Receivables, net	295.9	337.9
Inventories, net	356.9	320.3
Other current assets	49.8	62.1
Total current assets	1,155.1	1,018.3
Property, plant and equipment, net	412.5	419.2
Intangible assets, net	627.3	647.1
Goodwill	1,121.2	1,114.7
Insurance for asbestos claims	42.0	42.0
Other assets	48.8	49.6
Total assets	$3,406.9	$3,290.9
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of debt	$21.9	$10.3
Trade payables	180.3	215.6
Compensation and benefits	52.8	61.8
Current portion of pension and postretirement benefit obligations	6.4	6.3
Interest payable	19.9	49.9
Other current liabilities	132.5	124.7
Total current liabilities	413.8	468.6

Long-term debt	2,115.4	2,413.4
Pension and postretirement benefit obligations	149.7	160.5
Deferred income taxes	226.8	245.7
Reserve for asbestos claims	42.0	42.0
Other liabilities	34.6	41.5
Total liabilities	2,982.3	3,371.7

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 97,970,674 at December 29, 2012 and 67,741,271 at March 31, 2012	1.0	0.7
Additional paid-in capital	781.4	298.6
Retained deficit	(335.4)	(361.6)
Accumulated other comprehensive loss	(16.1)	(11.3)
Treasury stock at cost; 900,904 shares at December 29, 2012 and March 31, 2012	(6.3)	(6.3)
Total Rexnord stockholders' equity (deficit)	424.6	(79.9)
Non-controlling interest	—	(0.9)
Total stockholders' equity (deficit)	424.6	(80.8)
Total liabilities and stockholders' equity (deficit)	$3,406.9	$3,290.9
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales	$471.7	$485.9	$1,464.8	$1,404.1
Cost of sales	303.8	321.4	931.6	914.3
Gross profit	167.9	164.5	533.2	489.8
Selling, general and administrative expenses	93.7	98.0	297.5	274.7
Zurn PEX loss contingency	—	—	10.1	—
Restructuring and other similar charges	2.3	2.7	6.3	2.7
Amortization of intangible assets	12.4	12.7	38.7	37.6
Income from operations	59.5	51.1	180.6	174.8
Non-operating expense:
Interest expense, net	(39.1)	(45.1)	(114.6)	(132.3)
Loss on the extinguishment of debt	(2.9)	—	(24.0)	(0.7)
Loss on divestiture	—	—	—	(6.9)
Other expense, net	(2.2)	(3.0)	(1.5)	(10.8)
Income from continuing operations before income taxes	15.3	3.0	40.5	24.1
Provision (benefit) for income taxes	3.9	(2.5)	9.5	3.5
Net income from continuing operations	11.4	5.5	31.0	20.6
(Loss) income from discontinued operations, net of tax	(2.2)	0.1	(4.8)	0.7
Net income	$9.2	$5.6	$26.2	$21.3

Net income per share from continuing operations:
Basic	$0.12	$0.08	$0.32	$0.31
Diluted	$0.11	$0.08	$0.31	$0.29
Net (loss) income per share from discontinued operations:
Basic	$(0.02)	$—	$(0.05)	$0.01
Diluted	$(0.02)	$—	$(0.05)	$0.01
Net income per share:
Basic	$0.10	$0.08	$0.27	$0.32
Diluted	$0.09	$0.08	$0.26	$0.30
Weighted-average number of shares outstanding (in thousands)
Basic	96,789	66,724	95,591	66,724
Effect of dilutive stock options	3,489	5,491	4,077	5,266
Diluted	100,278	72,215	99,668	71,990

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net income	$9.2	$5.6	$26.2	$21.3
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	(8.3)	(5.7)	(11.6)
Unrealized gain on interest rate derivatives, net of tax	—	1.1	—	2.8
Change in pension and other postretirement defined benefit plans, net of tax	0.3	0.3	0.9	0.9
Other comprehensive income (loss), net of tax	1.0	(6.9)	(4.8)	(7.9)
Total comprehensive income (loss)	$10.2	$(1.3)	$21.4	$13.4

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 29, 2012	December 31, 2011
Operating activities
Net income	$26.2	$21.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45.2	45.9
Amortization of intangible assets	38.7	37.6
Amortization of deferred financing costs	3.0	5.8
(Gain) loss on dispositions of property, plant and equipment	(4.0)	0.8
Non-cash loss on divestiture	—	4.5
Deferred income taxes	(12.9)	(1.9)
Other non-cash charges	8.0	20.7
Loss on debt extinguishment	24.0	0.7
Stock-based compensation expense	5.4	2.7
Changes in operating assets and liabilities:
Receivables	36.2	9.2
Inventories	(41.6)	(10.6)
Other assets	(0.9)	(16.5)
Accounts payable	(33.5)	(16.6)
Accruals and other	(44.7)	(42.9)
Cash provided by operating activities	49.1	60.7

Investing activities
Expenditures for property, plant and equipment	(41.5)	(39.0)
Acquisitions, net of cash	(21.1)	(256.8)
Loan receivable for financing under New Market Tax Credit incentive program	(9.7)	(17.9)
Proceeds from dispositions of property, plant and equipment	6.1	5.6
Proceeds from divestiture, net of cash	2.3	3.4
Cash used for investing activities	(63.9)	(304.7)

Financing activities
Proceeds from borrowings of long-term debt	15.4	24.7
Repayments of long-term debt	(308.1)	(4.0)
Proceeds from borrowings of short-term debt	10.2	165.8
Repayments of short-term debt	(5.1)	(102.0)
Payment of deferred financing fees	(2.0)	(3.5)
Payment of early redemption premium on long-term debt	(17.6)	—
Proceeds from issuance of common stock	458.3	—
Proceeds from exercise of stock options	2.3	—
Excess tax benefit on exercise of stock options	17.2	—
Cash provided by financing activities	170.6	81.0
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(2.4)
Increase (decrease) in cash and cash equivalents	154.5	(165.4)
Cash and cash equivalents at beginning of period	298.0	391.0
Cash and cash equivalents at end of period	$452.5	$225.6

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 29, 2012
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on indefinite-lived intangible asset impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In addition, in September 2011, the FASB issued a similar update which also permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to forgo the qualitative assessment for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company has opted to forgo the qualitative assessment and has performed a quantitative test for our annual impairment tests performed in the third quarter of fiscal 2013.
In June 2011, the FASB issued an update to ASC No. 220, Presentation of Comprehensive Income, which no longer permits presentation of other comprehensive income and its components in the statement of stockholders’ equity. The Company adopted this guidance effective April 1, 2012. As the new guidance relates to presentation only, the adoption did not have a significant impact on the Company's results of operations, financial position or cash flows.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of December 29, 2012 through the date of this filing and has concluded that no subsequent events have occurred during this period.

2. Acquisitions and Divestitures
On December 13, 2012, the Company acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.7 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition is a product line extension of the Company's existing Process & Motion Control service offerings and expands its presence in the southeast region of the U.S. As a result of this transaction, the Company acquired $22.0 million of intangible assets consisting of $12.4 million of goodwill (which is not deductible for tax purposes) and $9.6 million of all other intangible assets based on the Company's initial purchase price allocation. The purchase price allocation is subject to final working capital and valuation adjustments which are allowable and expected to be completed within the one year period following the acquisition date. The Company’s results of operations include Cline subsequent to December 13, 2012.
On December 18, 2012, the Company sold a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. See Note 3 Discontinued Operations for additional information.
On October 10, 2011, the Company acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition further expanded the Company's Water Management platform. As a result of this transaction, the Company acquired $138.3 million of intangible assets consisting of $82.6 million of goodwill (which is not deductible for tax purposes) and $55.7 million of all other intangible assets. The Company's financial position and results of operations include VAG subsequent to October 10, 2011. The Company finalized its purchase price allocations for VAG during the third quarter of fiscal 2013; the final allocations did not have a material impact on the financial statements. During the third quarter of fiscal 2013, the Company completed the acquisition of a remaining minority interest in VAG-Valves India Private Limited and the acquisition of an independently owned VAG sales office in the United Kingdom for a cash purchase price of $1.4 million, net of cash acquired and excluding transactions costs.
On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming business within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million. The Company recorded a pre-tax loss on divestiture of approximately $6.9 million during the first nine months of fiscal 2012. The Company's financial position and results of operations exclude the divested entity subsequent to July 19, 2011.
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

3. Discontinued Operations
During the second quarter of fiscal 2013, the Company’s Board of Director's approved a plan to divest a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. On December 18, 2012, the Company completed the sale of that business for a total sale price of $2.5 million. The Company recorded a pre-tax loss on disposal of approximately $0.5 million during the third quarter of fiscal 2013. The Company has no continuing involvement in the business, and the financial position and results of operations exclude the divested entity subsequent to December 18, 2012.
The results of operations of the business and the pre-tax loss on disposal are presented on the condensed consolidated Statement of Operations as net (loss) income from discontinued operations, net of tax. In connection with this presentation, the Company classified the discontinued operation's assets of $8.5 million and liabilities of $7.5 million as held for sale as of March 31, 2012. The net assets held for sale consisted mainly of working capital balances and were recorded in the condensed consolidated balance sheet within the other current assets and other current liabilities line items. Prior year financial statements have been reclassified in accordance with ASC 205-20, Discontinued Operations.

4. Restructuring and Other Similar Costs

During the third quarter and nine months ended December 29, 2012, the Company continued to execute various restructuring actions initiated in the prior fiscal year. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves and the impact of acquisitions on the Company's overall manufacturing capacity. These restructuring actions primarily resulted in workforce reductions and lease termination costs. The Company plans to recognize substantially all of the restructuring expense related to these actions by the end of the first quarter of fiscal 2014.
The following table summarizes the Company's restructuring costs during the three and nine months ended December 29, 2012 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended December 29, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.7	$0.5	$—	$2.2
Lease termination and other costs	0.1	—	—	0.1
Total restructuring and other similar costs	$1.8	$0.5	$—	$2.3

	Restructuring Costs Nine Months Ended December 29, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$4.6	$0.7	$—	$5.3
Lease termination and other costs	0.3	0.7	—	1.0
Total restructuring and other similar costs	$4.9	$1.4	$—	$6.3

The following table summarizes the activity in the Company's restructuring reserve for the period from April 1, 2012 through December 29, 2012 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2012	$1.9	$0.6	$2.5
Charges	5.3	1.0	6.3
Cash payments	(3.3)	(1.6)	(4.9)
Restructuring reserve, December 29, 2012 (1)	$3.9	$—	$3.9

(1)	The restructuring reserve is included in other current liabilities in the condensed consolidated balance sheets.
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
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During the first quarter of fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during the first quarter of fiscal 2013 representing its pro rata share of amounts withheld since 2006. The Company did not receive any recoveries in the second or third quarter of fiscal 2013. In the third quarter and nine months ended December 31, 2011, the Company recorded $0.5 million of income. These recoveries are included in "Other expense, net" on the condensed consolidated statement of operations for the nine months ended December 29, 2012, and the three and nine months ended December 31, 2011. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.

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
The effective income tax rate for the third quarter of fiscal 2013 was 25.5% versus (83.3)% in the third quarter of fiscal 2012. The effective income tax rate for the third quarter of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The income tax benefit, associated with the income before income taxes, for the third quarter of fiscal 2012 is attributable to the utilization of U.S. foreign tax credit carryforwards, the majority of which had a valuation allowance recorded against them for financial statement purposes based upon the original determination that realization of such benefits was not deemed more-likely-than-not, in conjunction with the relatively low amount of income before income taxes.
The effective income tax rate for the first nine months of fiscal 2013 was 23.5% versus 14.5% in the first nine months of fiscal 2012. The effective income tax rate for the first nine months of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, as well as the higher tax benefit associated with significant, discrete items compared to the overall forecasted rate. The effective income tax rate for the first nine months of fiscal 2012 is below the U.S. federal statutory rate of 35% due to the utilization of U.S. foreign tax credit carryforwards, the majority of which had a valuation allowance recorded against them for financial statement purposes based upon the original determination that realization of such benefits was not deemed more-likely-than-not, as well as, the recognition of certain, previously unrecognized tax benefits as a result of the lapse of the applicable statutes of limitations.
At December 29, 2012, the Company had a $27.6 million liability for unrecognized net income tax benefits. At March 31, 2012, the Company's total liability for unrecognized net income tax benefits was $34.1 million. The decrease in unrecognized net income tax benefits is mainly the result of a VAG German income and trade tax examination, covering the 2006 through 2010 calendar tax years, being effectively settled during the second quarter ended September 29, 2012. The Company paid approximately $0.4 million to conclude this examination; however, this amount will be recoverable from the prior owner(s). In addition, as the Company was still within the one year window from the acquisition date, the additional decrease in unrecognized net income tax benefits resulted in a reduction to goodwill versus a reduction to income tax expense. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 29, 2012 and March 31, 2012, the total amount of gross, unrecognized income tax benefits includes $10.2 million and $10.0 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during the nine months ended December 29, 2012. The Company recognized $0.1 million of net interest and penalties as income tax benefit during the nine months ended December 31, 2011.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, a number of the Company's German subsidiaries are currently under examination for their German corporate and trade tax returns covering multiple periods. Similarly, a number of the Company's Italian subsidiaries are under examination with respect to their corporate income tax returns, also covering multiple periods. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2010, state and local income tax examinations for years ending prior to fiscal 2009 or significant foreign income tax examinations for years ending prior to fiscal 2008. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008 and March 31, 2009 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

7. Earnings per Share
Basic net earnings per share from continuing and discontinued operations is computed by dividing net income from continuing operations and (loss) income from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net earnings per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net earnings per share for the third quarter and nine months ended December 29, 2012 both exclude 2,964,006 shares due to their anti-dilutive effects. The computation for diluted net earnings per share for the third quarter and nine months ended December 31, 2011 both exclude 461,643 shares due to their anti-dilutive effects.

8. Stockholders' (Deficit) Equity
Stockholders' (deficit) equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2012	$—	$0.7	$298.6	$(361.6)	$(11.3)	$(6.3)	$(0.9)	$(80.8)
Total comprehensive income (loss)	—	—	—	26.2	(4.8)	—	—	21.4
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4
Issuance of common stock, net of direct offering costs	—	0.3	458.0	—	—	—	—	458.3
Exercise of stock options, net of shares surrendered	—	—	2.0	—	—	—	—	2.0
Acquisition of non-controlling interest	—	—	0.2	—	—	—	0.9	1.1
Tax benefit on stock option exercises	—	—	17.2	—	—	—	—	17.2
Balance at December 29, 2012	$—	$1.0	$781.4	$(335.4)	$(16.1)	$(6.3)	$—	$424.6
____________________
(1) Represents a 20% non-controlling interest formerly held by a local director of VAG-Valves India Private Limited. During the third quarter of fiscal 2013, the Company purchased that interest.

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 29, 2012	March 31, 2012
Finished goods	$220.6	$201.7
Work in progress	81.1	64.7
Raw materials	46.3	41.5
Inventories at First-in, First-Out ("FIFO") cost	348.0	307.9
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	8.9	12.4
	$356.9	$320.3

10. Goodwill and Intangible Assets
During the third quarter ended December 29, 2012, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350. Pursuant to the guidance, an impairment loss would be recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of the Company's reporting units was dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projections.
The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 29, 2012 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2012	$865.3	$192.3	$125.6	$6.0	$—	$323.9
Acquisitions	12.4	1.9	7.7	—	—	9.6
Amortization	—	—	(21.1)	(0.8)	—	(21.9)
Currency translation adjustment	0.1	0.1	—	—	—	0.1
Net carrying amount as of December 29, 2012	$877.8	$194.3	$112.2	$5.2	$—	$311.7
Water Management
Net carrying amount as of March 31, 2012	$249.4	$135.0	$177.6	$10.5	$0.1	$323.2
Acquisitions	0.4	—	—	—	—	—
Purchase price allocation adjustments	(5.5)	3.9	5.8	0.2	—	9.9
Amortization	—	—	(15.5)	(1.3)	—	(16.8)
Currency translation adjustment	(0.9)	(0.5)	(0.2)	—	—	(0.7)
Net carrying amount as of December 29, 2012	$243.4	$138.4	$167.7	$9.4	$0.1	$315.6
Consolidated
Net carrying amount as of March 31, 2012	$1,114.7	$327.3	$303.2	$16.5	$0.1	$647.1
Acquisitions	12.8	1.9	7.7	—	—	9.6
Purchase price allocation adjustments	(5.5)	3.9	5.8	0.2	—	9.9
Amortization	—	—	(36.6)	(2.1)	—	(38.7)
Currency translation adjustment	(0.8)	(0.4)	(0.2)	—	—	(0.6)
Net carrying amount as of December 29, 2012	$1,121.2	$332.7	$279.9	$14.6	$0.1	$627.3

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 29, 2012 and March 31, 2012 are as follows (in millions):

		December 29, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(24.1)	$14.6
Customer relationships (including distribution network)	12 years	563.5	(283.6)	279.9
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		332.7	—	332.7
		$935.1	$(307.8)	$627.3

		March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.5	$(22.0)	$16.5
Customer relationships (including distribution network)	12 years	550.2	(247.0)	303.2
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		327.3	—	327.3
		$916.2	$(269.1)	$647.1

Intangible asset amortization expense totaled $12.4 million and $38.7 million for the third quarter and nine months ended December 29, 2012, respectively. Intangible asset amortization expense totaled $12.7 million and $37.6 million for the third quarter and nine months ended December 31, 2011, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $51.3 million in fiscal year 2013 (inclusive of $38.7 million of amortization expense recognized in the nine months ended December 29, 2012), $49.8 million in fiscal year 2014, $49.8 million in fiscal year 2015, $49.8 million in fiscal year 2016, and $30.8 million in fiscal year 2017.
11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 29, 2012	March 31, 2012
Customer advances	$23.3	$17.2
Sales rebates	19.7	16.5
Commissions	7.6	7.5
Restructuring and other similar charges (1)	3.9	2.5
Product warranty (2)	8.9	8.7
Risk management reserves (3)	10.0	9.5
Legal and environmental reserves	17.6	14.4
Liabilities held-for-sale (4)	—	7.5
Deferred income taxes	14.3	7.6
Taxes, other than income taxes	10.0	8.5
Income taxes payable	3.3	6.6
Other	13.9	18.2
	$132.5	$124.7
____________________

(1)	See more information related to the restructuring obligations balance within Note 4.

(2)	See more information related to the product warranty obligations balance within Note 15.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

(4)
During the third quarter of fiscal 2013, the Company completed the sale of an engineered chain business in Shanghai, China which was classified as discontinued operations. See more information related to the liabilities held-for-sale balance within Note 3.

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 29, 2012	March 31, 2012
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans (1)	939.2	945.3
11.75% Senior subordinated notes due 2016	—	300.0
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	—	0.3
Other (2)	51.1	31.1
Total	2,137.3	2,423.7
Less current maturities	21.9	10.3
Long-term debt	$2,115.4	$2,413.4
____________________

(1)	Includes an unamortized original issue discount of $3.6 million and $4.7 million at December 29, 2012 and March 31, 2012, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million and $23.4 million as of December 29, 2012 and March 31, 2012, respectively.

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
On October 4, 2012, the Company entered into an Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduced the effective interest rate applicable to the borrowings under the term loan facility by fifty (50) basis points. During the third quarter of fiscal 2013, the Company recognized a related pre-tax loss of $2.9 million related to the portion of debt that was considered modified in the accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $1.3 million of fees paid to lenders and a non-cash write-off of $1.1 million of deferred financing costs and $0.5 million of original issue discount, respectively.
As of December 29, 2012, the Company's outstanding borrowings under the term loan facility were $939.2 million (net of $3.6 million unamortized original issue discount). For the third quarter of fiscal 2013, borrowings under the Second Restated Credit Agreement had an effective and weighted average interest rate of 4.50%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.50%. As of December 29, 2012, interest rates under the Second Restated Credit Agreement were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of Above Base Rate ("ABR") Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 3.50% plus a Eurocurrency rate (subject to a 1% LIBOR floor).
Additionally, for revolving commitments subject to a first lien senior secured leverage test, the Company's applicable margin above the base rate (as described above) is 2.75% in the case of ABR borrowings and 3.75% in the case of Eurocurrency borrowings. In the event the Company's senior secured leverage ratio exceeds 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would increase twenty-five (25) basis points. The Company's actual senior secured bank leverage ratio was 1.27x to 1.00 as of December 29, 2012.
As of December 29, 2012, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.375% per annum.
As of December 29, 2012, the remaining mandatory principal payments prior to maturity on the term loan facilities was $52.3 million. Principal payments of $2.375 million are scheduled to be made at the end of each calendar quarter until March 31, 2018.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at December 29, 2012 or March 31, 2012; however, $40.7 million and $45.5 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 29, 2012 and March 31, 2012, respectively.
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
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Second Restated Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of December 29, 2012, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted senior secured bank leverage ratio (the Company's sole financial maintenance covenant) of 5.00x to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At December 29, 2012, the Company had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The Company also had outstanding $2.0 million in principal of the 8.875% senior notes due 2016.
The indenture governing the 8.50% Notes (the "Indenture") permits optional redemption of the notes, generally on or after May 1, 2014, on specified terms and at specified prices. In addition, the Indenture provides that, prior to May 1, 2014, the outstanding 8.50% Notes may be redeemed at the Company's option in whole at any time or in part from time to time at a redemption price equal to the sum of (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium specified in the Indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the redemption date. The Company must provide specified prior notice for redemption of the notes in accordance with the Indenture.
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
The notes are unsecured obligations of the Company. The Indenture governing the 8.50% Notes permits the Company to incur all permitted indebtedness (as defined in the Indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities.
The Indenture contains customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. In addition, payment on the 8.50% Notes may or shall be accelerated upon certain events of default or a change of control. Events of default include, among others, the failure to pay principal and interest when due, a breach of the Company's agreements under the indenture, certain non-payments or defaults under other indebtedness, and events of bankruptcy. As of December 29, 2012, the Company was in compliance with all applicable covenants under the Indenture.
The above covenants are also subject to a number of important qualifications. For example, the Indenture does not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the Indenture, such as certain sale/leaseback transactions; nor does the Indenture impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the Indenture). In addition, despite the above restrictions, the Company may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the Indentures, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance.
The indenture governing the other outstanding notes does not contain material restrictive covenants, and permits optional redemption of the notes on certain terms at certain prices.

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
During the third quarter of fiscal 2013, the Company retired $0.3 million of 10.125% senior subordinated notes due 2012 upon reaching their scheduled maturity.
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
At December 29, 2012 and March 31, 2012, various wholly-owned subsidiaries had additional debt of $51.1 million and $31.1 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.
Accounts Receivable Securitization Program
In fiscal 2012, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent (“GECC”). The RFAA is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”). Funding in turn may obtain revolving loans and letters of credit from GECC under the RFAA. The maximum borrowing amount under the RFAA is $100.0 million, subject to certain eligibility requirements related to the amount and type of receivables owned by Funding; the RFAA also contains an “accordion” provision pursuant to which Funding can request that the facility be increased by $75.0 million. All of the receivables purchased by Funding are pledged as collateral for revolving loans and letters of credit obtained from GECC under the RFAA.
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

At December 29, 2012, the Company's available borrowing capacity under the Program was $96.1 million, based on the current accounts receivables balance subject to the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of December 29, 2012, Funding was in compliance with all applicable covenants and performance ratios.
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
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”), USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of December 29, 2012 expire between January 2013 and June 2013 and have total notional amounts in connection with CAD for USD contracts of $9.1 million CAD ($9.2 million USD) with contract rates of approximately $0.99CAD:$1USD, USD for EUR contracts of $1.3 million USD (€1.0 million EUR) with rates ranging between $1.23USD:€1EUR to $1.32USD:€1EUR and EUR for CZK of €1.5 million EUR (37.7 million CZK) with rates approximating €0.04EUR:1CZK.
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
Interest Rate Swaps
Effective March 5, 2012, in connection with the Company's refinancing of the senior secured credit facility, the Company terminated the three interest rate swaps previously aligned to the prior term loans. See Note 12 Long-Term Debt for additional information on the refinancing of senior secured credit facilities. As a result of the termination of the interest rate swaps, there were no related balances reflected in the condensed consolidated balance sheet as of December 29, 2012. See amounts recognized within the condensed consolidated statements of operations for the nine months and third quarter ended December 31, 2011 related to the Company’s interest rate swaps within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 14 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following table indicates the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheet.
Fair value of derivatives not designated as hedging instruments under ASC 815-20 (in millions):

	Asset Derivatives
	December 29, 2012	March 31, 2012	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$—	Other current assets

The following table indicates the location and the amount of gains and losses associated with the Company's derivative instruments, net of tax, recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions):

Derivative instruments designated as cash flow hedging relationships under ASC 815-20	Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income		Amount of loss reclassified from accumulated OCI into income
		Third Quarter Ended		Nine Months Ended
		December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest rate swaps	Interest expense, net	$—	$(1.7)	$—	$(5.4)

		Amount recognized in other income (expense), net		Amount recognized in other income (expense), net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Third Quarter Ended		Nine Months Ended
		December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Foreign currency forward contracts	Other income (expense), net	$0.3	$(0.3)	$0.1	$0.8

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
The Company's fair value measurements which were impacted by ASC 820 as of December 29, 2012 include:
Foreign Currency Forward Contracts
The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.
The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the nine months ended December 29, 2012. The fair value of financial instrument assets and liabilities as of March 31, 2012 was immaterial. The following table provides a summary of the Company's assets that were recognized at fair value on a recurring basis as of December 29, 2012 (in millions):

	Fair Value as of December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 29, 2012 and March 31, 2012 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of December 29, 2012 and March 31, 2012 was approximately $2,137.3 million and $2,423.7 million, respectively, whereas the fair value of long-term debt as of December 29, 2012 and March 31, 2012 was approximately $2,250.8 million and $2,524.9 million, respectively. The fair value is based on quoted market prices for the same issues.
Long-lived Assets and Intangible Assets
        Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held-for-sale or when there is a determination that the asset is impaired. Intangible assets (which include patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period from April 1, 2012 through December 29, 2012	Period from April 1, 2011 through December 31, 2011
Balance at beginning of period	$8.7	$8.6
Acquired obligations	—	1.1
Charged to operations	2.8	1.3
Claims settled	(2.6)	(2.3)
Balance at end of period	$8.9	$8.7

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

•
In 2002, Rexnord Industries, LLC (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in known matters related to the Site and has paid 100% of the costs to date.

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

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation. As of December 29, 2012, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers. As of December 29, 2012, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $42.0 million of which Zurn expects to pay approximately $33.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $42.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of December 29, 2012, is approximately $255.1 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the

Company's other carriers have paid the first $179.1 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $255.1 million of coverage, management estimates that it would need to satisfy an additional $80.0 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of such recoveries, if any.
As of December 29, 2012, the Company has a recorded receivable from its insurance carriers of $42.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $255.1 million of insurance coverage will ultimately be available or that Zurn's asbestos liabilities will not ultimately exceed $255.1 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation; this agreement was reflected in a settlement agreement filed with the court in October 2012.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently. The settlement remains subject to final court approval, including the right of objection by interested parties, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses in an amount not to exceed $8.5 million and related administrative costs.
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

16. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Pension Benefits:
Service cost	$0.5	$0.5	$1.5	$1.5
Interest cost	7.9	8.4	23.7	25.2
Expected return on plan assets	(8.0)	(8.3)	(24.0)	(24.8)
Amortization of:
Prior service cost	0.1	0.1	0.5	0.2
Net periodic benefit cost	$0.5	$0.7	$1.7	$2.1
Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.5	1.2	1.4
Amortization:
Prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit cost	$(0.1)	$—	$(0.2)	$—

During the first nine months of fiscal 2013 and 2012, the Company made contributions of $7.8 million and $6.5 million, respectively, to its U.S. qualified pension plan trusts.
During the first three months of fiscal 2013 the Company froze the benefits for a U.S. pension plan, as a result a curtailment loss of $0.2 million was recognized.
In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above a specified threshold are immediately recognized in the Company's operating results during the fourth quarter.  This adjustment is measured annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any off-cycle re-measurement event. As a result, a mark-to-market adjustment may be recorded in the fourth quarter of fiscal 2013 in accordance with the Company's pension accounting policy. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2012 Annual Report on Form 10-K for further information regarding retirement benefits.

17. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. The Company recognizes the compensation cost for options granted over the requisite service period, generally as the awards vest. The fair value of each option is determined on the date of grant using the Black-Scholes valuation model. See Note 14 to the audited consolidated financial statements of the Company's fiscal 2012 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
The fair value of each option granted under the Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") during the nine months ended December 29, 2012 was determined on the date of grant using the Black-Scholes valuation model that utilized the following assumptions: expected volatility between 34% and 36% based on the expected volatility of publicly-traded companies within the Company's industry; expected term of 7.5 years based on the midpoint between when the options vest and when they expire; weighted average risk free interest rate of 1.71% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 2,614,500 options granted under the Plan between April 1, 2012 and December 29, 2012 was $8.22.
For the third quarter and nine months ended December 29, 2012, the Company recorded $1.9 million and $5.4 million of stock-based compensation expense, respectively. For the third quarter and nine months ended December 31, 2011, the Company recorded $0.6 million and $2.7 million of stock-based compensation expense, respectively. As of December 29, 2012, there was $21.6 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 4.1 years.

The following table presents the Company's stock option activity during the first nine months of fiscal 2013 and 2012, respectively:

	Period from April 1, 2012 through December 29, 2012		Period from April 1, 2011 through December 31, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,874,371	$5.27	10,700,275	$4.74
Granted	2,614,500	20.56	431,459	18.74
Exercised	(3,564,702)	3.70	(5,465)	4.80
Canceled/Forfeited	(246,232)	12.08	(225,240)	5.39
Outstanding at end of period (1)	9,677,937	$9.81	10,901,029	$5.28
Exercisable at end of period (2)	5,792,174	$5.16	8,091,594	$4.34
______________________

(1)	The weighted average remaining contractual life of options outstanding at December 29, 2012 is 6.3 years.

(2)	The weighted average remaining contractual life of options exercisable at December 29, 2012 is 4.7 years.

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

Business Segment Information:
(in Millions)

	Third Quarter Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales
Process & Motion Control	$302.9	$316.5	$925.9	$951.5
Water Management	168.8	169.4	538.9	452.6
Consolidated	$471.7	$485.9	$1,464.8	$1,404.1
Income (loss) from operations
Process & Motion Control	$54.4	$55.1	$166.4	$158.2
Water Management	12.8	4.0	47.7	38.4
Corporate	(7.7)	(8.0)	(33.5)	(21.8)
Consolidated	$59.5	$51.1	$180.6	$174.8
Non-operating income (expense):
Interest expense, net	$(39.1)	$(45.1)	$(114.6)	$(132.3)
Loss on the extinguishment of debt	(2.9)	—	(24.0)	(0.7)
Loss on divestiture	—	—	—	(6.9)
Other expense, net	(2.2)	(3.0)	(1.5)	(10.8)
Income from continuing operations before income taxes	15.3	3.0	40.5	24.1
Provision (benefit) for income taxes	3.9	(2.5)	9.5	3.5
Net income from continuing operations	$11.4	$5.5	$31.0	$20.6
(Loss) income from discontinued operations	(2.2)	0.1	(4.8)	0.7
Net income	$9.2	$5.6	$26.2	$21.3
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$1.8	$0.6	$4.9	$0.6
Water Management	0.5	1.6	1.4	1.6
Corporate	—	0.5	—	0.5
Consolidated	$2.3	$2.7	$6.3	$2.7
Depreciation and Amortization
Process & Motion Control	$17.4	$20.3	$52.3	$60.6
Water Management	9.5	9.6	31.6	22.9
Consolidated	$26.9	$29.9	$83.9	$83.5
Capital Expenditures
Process & Motion Control	$7.8	$10.1	$25.3	$27.3
Water Management	1.2	7.0	16.2	11.7
Consolidated	$9.0	$17.1	$41.5	$39.0

	December 29, 2012	March 31, 2012
Total Assets
Process & Motion Control	$2,339.2	$2,203.8
Water Management	1,032.4	1,044.2
Corporate	35.3	42.9
Consolidated	$3,406.9	$3,290.9

20. Issuers of Notes and Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at December 29, 2012 and March 31, 2012 and for the three and nine months ended December 29, 2012 and December 31, 2011 for: (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding 8.50% Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and are guarantors of the 8.50% Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Issuers are not presented because the Issuers are wholly owned by the Parent, which has fully and unconditionally guaranteed the 8.50% Notes. Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the 8.50% Notes are full, unconditional and joint and several. The Company believes separate financial statements and other disclosures regarding the Issuers and the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
December 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15.8	$—	$327.1	$109.6	$—	$452.5
Receivables, net	—	—	158.3	137.6	—	295.9
Inventories, net	—	—	250.7	106.2	—	356.9
Other current assets	—	—	12.4	37.4	—	49.8
Total current assets	15.8	—	748.5	390.8	—	1,155.1
Receivable from (payable to) affiliates, net	—	3.1	(0.1)	(3.0)	—	—
Property, plant and equipment, net	—	—	264.5	148.0	—	412.5
Intangible assets, net	—	—	542.7	84.6	—	627.3
Goodwill	—	—	841.2	280.0	—	1,121.2
Investment in:
Issuer subsidiaries	457.2	—	—	—	(457.2)	—
Guarantor subsidiaries	—	2,265.3	—	—	(2,265.3)	—
Non-guarantor subsidiaries	—	—	368.3	—	(368.3)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	18.6	29.7	0.5	—	48.8
Total assets	$473.0	$2,287.0	$2,836.8	$900.9	$(3,090.8)	$3,406.9
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$9.5	$—	$12.4	$—	$21.9
Trade payables	—	—	111.7	68.6	—	180.3
Compensation and benefits	—	—	35.0	17.8	—	52.8
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.8	—	6.4
Interest payable	—	19.9	—	—	—	19.9
Other current liabilities	2.9	6.3	89.0	34.3	—	132.5
Total current liabilities	2.9	35.7	239.3	135.9	—	413.8
Long-term debt	—	2,076.7	38.4	0.3	—	2,115.4
Note payable to (receivable from) affiliates, net	3.0	(383.4)	78.6	301.8	—	—
Pension and postretirement benefit obligations	—	—	103.6	46.1	—	149.7
Deferred income taxes	42.2	84.9	62.3	37.4	—	226.8
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	0.3	15.9	7.3	11.1	—	34.6
Total liabilities	48.4	1,829.8	571.5	532.6	—	2,982.3
Total stockholders' equity	424.6	457.2	2,265.3	368.3	(3,090.8)	424.6
Total liabilities and stockholders' equity	$473.0	$2,287.0	$2,836.8	$900.9	$(3,090.8)	$3,406.9

Condensed Consolidating Balance Sheet
March 31, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.8	$—	$198.0	$92.2	$—	$298.0
Receivables, net	—	—	198.4	139.5	—	337.9
Inventories, net	—	—	225.4	94.9	—	320.3
Other current assets	0.6	—	15.5	46.0	—	62.1
Total current assets	8.4	—	637.3	372.6	—	1,018.3
Receivable from (payable to) affiliates, net	—	118.4	(93.7)	(24.7)	—	—
Property, plant and equipment, net	—	—	266.8	152.4	—	419.2
Intangible assets, net	—	—	568.1	79.0	—	647.1
Goodwill	—	—	828.8	285.9	—	1,114.7
Investment in:
Issuer subsidiaries	(41.8)	—	—	—	41.8	—
Guarantor subsidiaries	—	1,547.8	—	—	(1,547.8)	—
Non-guarantor subsidiaries	—	—	714.5	—	(714.5)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	25.6	20.0	4.0	—	49.6
Total assets	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current maturities of debt	$—	$9.8	$—	$0.5	$—	$10.3
Trade payables	—	—	144.2	71.4	—	215.6
Compensation and benefits	—	—	43.2	18.6	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.7	—	6.3
Interest payable	—	49.9	—	—	—	49.9
Other current liabilities	2.9	8.2	69.5	44.1	—	124.7
Total current liabilities	2.9	67.9	260.5	137.3	—	468.6
Long-term debt	—	2,382.8	23.9	6.7	—	2,413.4
Note (receivable from) payable to affiliates, net	—	(816.8)	908.6	(91.8)	—	—
Pension and postretirement benefit obligations	—	—	114.0	46.5	—	160.5
Deferred income taxes	43.6	85.5	77.6	39.0	—	245.7
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	—	14.2	9.4	17.9	—	41.5
Total liabilities	46.5	1,733.6	1,436.0	155.6	—	3,371.7
Total Rexnord stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	714.5	(2,220.5)	(79.9)
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	713.6	(2,220.5)	(80.8)
Total liabilities and stockholders' (deficit) equity	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9

Condensed Consolidating Statement of Operations
Three Months Ended December 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$327.9	$172.8	$(29.0)	$471.7
Cost of sales	—	—	212.4	120.4	(29.0)	303.8
Gross profit	—	—	115.5	52.4	—	167.9
Selling, general and administrative expenses	—	—	61.3	32.4	—	93.7
Zurn PEX loss contingency	—	—	—	—	—	—
Restructuring and other similar charges	—	—	1.3	1.0	—	2.3
Amortization of intangible assets	—	—	11.8	0.6	—	12.4
Income from continuing operations	—	—	41.1	18.4	—	59.5
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(38.8)	(0.2)	(0.1)	—	(39.1)
To affiliates	—	27.5	(23.1)	(4.4)	—	—
Loss on extinguishment of debt	—	(2.9)	—	—	—	(2.9)
Other income (expense), net	—	2.2	(3.6)	(0.8)	—	(2.2)
(Loss) income before income taxes from continuing operations	—	(12.0)	14.2	13.1	—	15.3
(Benefit) provision for income taxes	—	(5.4)	6.0	3.3	—	3.9
(Loss) income before equity in income of subsidiaries	—	(6.6)	8.2	9.8	—	11.4
Equity in income of subsidiaries	9.2	15.8	7.6	—	(32.6)	—
Net income from continuing operations	$9.2	$9.2	$15.8	$9.8	$(32.6)	$11.4
Loss from discontinued operations	$—	$—	$—	$(2.2)	$—	$(2.2)
Net income	$9.2	$9.2	$15.8	$7.6	$(32.6)	$9.2
Comprehensive income	$10.2	$9.2	$16.1	$8.3	$(33.6)	$10.2

Condensed Consolidating Statement of Operations
Three Months Ended December 31, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$336.1	$175.4	$(25.6)	$485.9
Cost of sales	—	—	224.9	122.1	(25.6)	321.4
Gross profit	—	—	111.2	53.3	—	164.5
Selling, general and administrative expenses	—	—	62.0	36.0	—	98.0
Restructuring and other similar charges	—	—	2.1	0.6	—	2.7
Amortization of intangible assets	—	—	12.0	0.7	—	12.7
Income from continuing operations	—	—	35.1	16.0	—	51.1
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(43.3)	(0.8)	(1.0)	—	(45.1)
To affiliates	—	29.1	(23.5)	(5.6)	—	—
Loss on divestiture	—	—	—	—		—
Other (expense) income, net	—	(0.8)	5.2	(7.4)	—	(3.0)
(Loss) income before income taxes from continuing operations	—	(15.0)	16.0	2.0	—	3.0
(Benefit) provision for income taxes	—	(5.4)	1.8	1.1	—	(2.5)
(Loss) income before equity in income of subsidiaries	—	(9.6)	14.2	0.9	—	5.5
Equity in income of subsidiaries	5.6	15.2	1.0	—	(21.8)	—
Net income from continuing operations	5.6	5.6	15.2	0.9	(21.8)	5.5
Income from discontinued operations	—	—	—	0.1	—	0.1
Net income	$5.6	$5.6	$15.2	$1.0	$(21.8)	$5.6
Comprehensive income (loss)	$(1.3)	$6.7	$15.5	$(7.3)	$(14.9)	$(1.3)

Condensed Consolidating Statement of Operations
Nine Months Ended December 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,048.0	$496.0	$(79.2)	$1,464.8
Cost of sales	—	—	673.9	336.9	(79.2)	931.6
Gross profit	—	—	374.1	159.1	—	533.2
Selling, general and administrative expenses	—	—	198.0	99.5	—	297.5
Zurn PEX loss contingency	—	—	10.1	—	—	10.1
Restructuring and other similar charges	—	—	2.7	3.6	—	6.3
Amortization of intangible assets	—	—	35.3	3.4	—	38.7
Income from continuing operations	—	—	128.0	52.6	—	180.6
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(113.3)	(0.8)	(0.5)	—	(114.6)
To affiliates	—	84.0	(69.1)	(14.9)	—	—
Loss on extinguishment of debt	—	(24.0)	—	—	—	(24.0)
Other (expense) income, net	—	(13.3)	23.4	(11.6)	—	(1.5)
(Loss) income before income taxes from continuing operations	—	(66.6)	81.5	25.6	—	40.5
(Benefit) provision for income taxes	—	(24.1)	26.9	6.7	—	9.5
(Loss) income before equity in income of subsidiaries	—	(42.5)	54.6	18.9	—	31.0
Equity in earnings of subsidiaries	26.2	68.7	14.1	—	(109.0)	—
Net income from continuing operations	26.2	26.2	68.7	18.9	(109.0)	31.0
Loss from discontinued operations	—	—	—	(4.8)	—	(4.8)
Net income	$26.2	$26.2	$68.7	$14.1	$(109.0)	$26.2
Comprehensive income	$21.4	$26.2	$69.6	$8.4	$(104.2)	$21.4

Condensed Consolidating Statement of Operations
Nine Months Ended December 31, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,039.3	$438.9	$(74.1)	$1,404.1
Cost of sales	—	—	684.6	303.8	(74.1)	914.3
Gross profit	—	—	354.7	135.1	—	489.8
Selling, general and administrative expenses	—	—	193.9	80.8	—	274.7
Restructuring and other similar charges	—	—	2.1	0.6	—	2.7
Amortization of intangible assets	—	—	35.9	1.7	—	37.6
Income from continuing operations	—	—	122.8	52.0	—	174.8
Non-operating (expense) income:
Interest expense, net:
To third parties	(1.1)	(128.6)	(1.3)	(1.3)	—	(132.3)
To affiliates	—	87.6	(74.6)	(13.0)	—	—
Loss on debt extinguishment	(0.7)	—	—	—	—	(0.7)
Loss on divestiture	—	—	(0.6)	(6.3)		(6.9)
Other (expense) income, net	—	(2.3)	11.1	(19.6)	—	(10.8)
(Loss) income before income taxes from continuing operations	(1.8)	(43.3)	57.4	11.8	—	24.1
Provision (benefit) for income taxes	11.2	(15.2)	3.1	4.4	—	3.5
(Loss) income before equity in income of subsidiaries	(13.0)	(28.1)	54.3	7.4	—	20.6
Equity in income of subsidiaries	34.3	62.4	8.1	—	(104.8)	—
Net income from continuing operations	21.3	34.3	62.4	7.4	(104.8)	20.6
Income from discontinued operations	—	—	—	0.7	—	0.7
Net income	$21.3	$34.3	$62.4	$8.1	$(104.8)	$21.3
Comprehensive income (loss)	$13.4	$37.1	$63.3	$(3.5)	$(96.9)	$13.4

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 29, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$26.2	$26.2	$68.7	$14.1	$(109.0)	$26.2
Non-cash adjustments	24.8	95.4	70.6	25.6	(109.0)	107.4
Changes in operating assets and liabilities, including intercompany activity	(43.0)	(255.1)	6.7	(11.1)	218.0	(84.5)
Cash provided by (used for) operating activities	8.0	(133.5)	146.0	28.6	—	49.1
Investing activities
Expenditures for property, plant and equipment	—	—	(25.3)	(16.2)	—	(41.5)
Acquisitions, net of cash	—	—	(19.7)	(1.4)	—	(21.1)
Proceeds from divestiture, net of cash	—	—	—	2.3	—	2.3
Proceeds from dispositions of property, plant and equipment	—	—	6.1	—	—	6.1
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(9.7)	—	—	(9.7)
Cash used for investing activities	—	—	(48.6)	(15.3)	—	(63.9)
Financing activities
Proceeds from borrowings of long-term debt	—	—	14.5	0.9	—	15.4
Repayments of long-term debt	—	(307.2)	—	(0.9)	—	(308.1)
Proceeds from borrowings of short-term debt	—	—	—	10.2	—	10.2
Repayments of short-term debt	—	(0.3)	—	(4.8)	—	(5.1)
Proceeds from issuance of common stock	—	458.3	—	—	—	458.3
Proceeds from exercise of stock options	—	2.3	—	—	—	2.3
Payment of deferred financing fees	—	(2.0)	—	—	—	(2.0)
Payment of early redemption premium on long-term debt	—	(17.6)	—	—	—	(17.6)
Excess tax benefit on exercise of stock options	—	—	17.2	—	—	17.2
Cash provided by financing activities	—	133.5	31.7	5.4	—	170.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Increase in cash and cash equivalents	8.0	—	129.1	17.4	—	154.5
Cash and cash equivalents at beginning of period	7.8	—	198.0	92.2	—	298.0
Cash and cash equivalents at end of period	$15.8	$—	$327.1	$109.6	$—	$452.5

Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$21.3	$34.3	$62.4	$8.1	$(104.8)	$21.3
Non-cash adjustments	(22.2)	(55.4)	71.0	18.6	104.8	116.8
Changes in operating assets and liabilities, including intercompany activity	(0.8)	36.3	(337.5)	224.6	—	(77.4)
Cash (used for) provided by operating activities	(1.7)	15.2	(204.1)	251.3	—	60.7
Investing activities
Expenditures for property, plant and equipment	—	—	(29.6)	(9.4)	—	(39.0)
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(17.9)	—	—	(17.9)
Proceeds from dispositions of property, plant and equipment	—	—	5.6	—	—	5.6
Proceeds from divestiture, net of transaction costs	—	—	—	3.4	—	3.4
Acquisitions, net of cash	—	—	(18.2)	(238.6)	—	(256.8)
Cash used for investing activities	—	—	(60.1)	(244.6)	—	(304.7)
Financing activities
Proceeds from borrowings of long-term debt	—	—	24.7	—	—	24.7
Repayments of long-term debt	—	(1.5)	(1.3)	(1.2)	—	(4.0)
Proceeds from borrowings of short-term debt	—	89.8	75.0	1.0	—	165.8
Repayment of short-term debt	(93.5)	—	—	(8.5)	—	(102.0)
Payment of deferred financing fees	—	(3.5)	—	—	—	(3.5)
Dividend payment to parent company	100.0	(100.0)	—	—	—	—
Cash provided by (used for) financing activities	6.5	(15.2)	98.4	(8.7)	—	81.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.4)	—	(2.4)
Increase (decrease) in cash and cash equivalents	4.8	—	(165.8)	(4.4)	—	(165.4)
Cash and cash equivalents at beginning of period	0.7	—	304.3	86.0	—	391.0
Cash and cash equivalents at end of period	$5.5	$—	$138.5	$81.6	$—	$225.6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 29, 2012 and during the period from April 1, 2012 through December 29, 2012, there has been no material change to this information.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of December 29, 2012 through the date of this filing and have concluded that no subsequent events have occurred during this period.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on indefinite-lived intangible asset impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In addition, in September 2011, the FASB issued a similar update which also permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to forgo the qualitative assessment for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company has opted to forgo the qualitative assessment and has performed a quantitative test for our annual impairment tests performed in the third quarter of fiscal 2013.
In June 2011, the FASB issued an update to ASC No. 220, Presentation of Comprehensive Income, which no longer permits presentation of other comprehensive income and its components in the statement of stockholders’ equity. We adopted this guidance effective April 1, 2012 using two separate, but consecutive, statements. As the new guidance relates to presentation only, the adoption did not have a significant impact on the Company's results of operations, financial position or cash flows.
Retirement Benefits
In accordance with our accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above a specified threshold are immediately recognized in our operating results in the fourth quarter. Based on the prevailing discount rates and year-to-date asset returns (for our funded plans) as of December 29, 2012, the current valuation assumptions result in an estimated non-cash actuarial loss of approximately $20 million in our fourth quarter. A ten basis point change to the discount rates as of December 29, 2012, would result in a change of approximately $8 million to the estimated fourth quarter non-cash actuarial loss. This expected loss is driven by a decrease in discount rates (since March 31, 2012) that will likely impact the re-measurement of our defined benefit pension and other postretirement benefit plans as of March 31, 2013. Given the calculation is highly sensitivity to market fluctuations in discount rates and asset returns, this estimate could change significantly.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from September 30, 2012 through December 29, 2012 as the “third quarter of fiscal 2013” or the “third quarter ended December 29, 2012.” Similarly, we refer to the period from October 2, 2011 through December 31, 2011 as the “third quarter of fiscal 2012” or the “third quarter ended December 31, 2011.”

Evaluation of Strategic Alternatives
We have announced that our Board of Directors is undertaking an evaluation of strategic alternatives for the Company; the alternatives considered could include the possible sale of the Company, the possible sale of one or both of its business platforms or the maintenance of the current structure and execution of the existing business strategy. From an operational perspective, risks related to the process include, but are not limited to uncertainty regarding the complexity or length of the process, the potential that the process will distract the Company's Board of Directors and management from the Company's business, the potential that the Company will incur significant expenses in unsuccessfully pursuing one or more transactions, the risk that the process will impair relationships with partners, suppliers and employees, and the risk of claims or other litigation arising from the pursuit of one or more transactions.

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
Consolidated Overview
Net sales for the third quarter of fiscal 2013 were $471.7 million and decreased 2.9% year-over-year. Core net sales decreased 2% from the prior year. Income from operations for the third quarter of fiscal 2013 increased 16.4% to $59.5 million compared to the third quarter of fiscal 2012, which included $2.3 million and $2.7 million of restructuring costs, respectively. Income from operations in fiscal 2012 also included an inventory fair value adjustment primarily related to the acquisition of VAG. Income from operations as a percentage of net sales, excluding the impact of restructuring in both periods and the inventory fair value adjustment, increased 130 basis points to 13.1% compared to the prior year third quarter.
Net sales for the first nine months of fiscal 2013 increased 4.3% over the comparable period in the prior year to $1,464.8 million, primarily due to the acquisition of VAG in the third quarter of fiscal 2012. Income from operations for the first nine months of fiscal 2013 increased 3.3% to $180.6 million compared to the first nine months of fiscal 2012, which included $6.3 million and $2.7 million of restructuring costs, respectively. The first nine months of fiscal 2013 also included a $10.1 million charge related to a pending legal settlement reached in connection with the Zurn brass fittings litigation (recorded in the first quarter of fiscal 2013). The first nine months of fiscal 2012 also included an inventory fair value adjustment primarily related to the acquisition of VAG. Income from operations for the first nine months of fiscal 2013 excluding these items increased 8.4% to $197.0 million, or 13.4% of sales, compared to $181.7 million or 12.9% of sales in the first nine months of fiscal 2012.
Third Quarter Ended December 29, 2012 Compared with the Third Quarter Ended December 31, 2011:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 29, 2012	December 31, 2011	Change	% Change
Process & Motion Control	$302.9	$316.5	$(13.6)	(4.3)%
Water Management	168.8	169.4	(0.6)	(0.4)%
Consolidated	$471.7	$485.9	$(14.2)	(2.9)%
Process & Motion Control
Process & Motion Control net sales of $302.9 million in the third quarter of fiscal 2013 contracted 4.3% from the third quarter of fiscal 2012. Excluding the 1% unfavorable impact of foreign currency translation, core net sales decreased 3% year-over-year as growth in sales to mining (non-U.S.) and energy end-markets were more than offset by softness in the North American short-cycle MRO portion of our business.

Water Management
Water Management net sales in the third quarter of fiscal 2013 were flat to prior year net sales levels, inclusive of a 1% adverse impact related to foreign currency translation. Resulting core net sales increased 1% year-over-year in the fiscal 2013 third quarter as market share gains and increased alternative market sales in our non-residential construction end-markets were partially offset by expected lower shipments to our North American municipal water end-markets.
 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	December 29, 2012	December 31, 2011	Change	% Change
Process & Motion Control	$54.4	$55.1	$(0.7)	(1.3)%
% of net sales	18.0%	17.4%	0.6%
Water Management	12.8	4.0	8.8	220.0%
% of net sales	7.6%	2.4%	5.2%
Corporate	(7.7)	(8.0)	0.3	3.8%
Consolidated	$59.5	$51.1	$8.4	16.4%
% of net sales	12.6%	10.5%	2.1%

Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2013 was $54.4 million, compared to $55.1 million for the third quarter of fiscal 2012. Performance in the third quarter of fiscal 2013 and fiscal 2012 also included $1.8 million and $0.6 million of restructuring cost, respectively. Excluding the impact of restructuring costs on both the current year and prior year periods, income from operations as a percentage of net sales increased 100 basis points to 18.6%, in the third quarter of fiscal 2013 as a result of productivity gains and cost savings associated with our previously implemented restructuring programs.
Water Management
Water Management income from operations for the third quarter of fiscal 2013 increased 220% to $12.8 million, compared to $4.0 million in the third quarter of fiscal 2012. Income from operations for the third quarter of fiscal 2013 and fiscal 2012 included $0.5 million and $1.6 million of restructuring costs, respectively. Additionally, income from operations in the third quarter of fiscal 2012 included an inventory fair value adjustment primarily related to the acquisition of VAG. Excluding the impact of restructuring on both periods and the inventory fair value adjustment in fiscal 2012, income from operations as a percentage of sales increased 260 basis points to 7.9% in the third quarter of fiscal 2013. The improved margin as a percentage of sales was driven by productivity gains and the favorable impact of the prior year consolidation of our North American manufacturing footprint.
Corporate
Corporate expenses were $7.7 million and $8.0 million in the third quarter of fiscal 2013 and fiscal 2012, respectively. The decrease in corporate expenses primarily relates to the timing of professional services partially offset by an increase in stock-based compensation expense resulting from stock option grants associated with our initial public offering in the first quarter of fiscal 2013.
Interest expense, net
Interest expense, net was $39.1 million in the third quarter of fiscal 2013 compared to $45.1 million in the third quarter of fiscal 2012. The year-over-year decrease in interest expense is primarily the result of a reduction in the total outstanding debt, partially offset by higher weighted average borrowing rates.
Loss on extinguishment of debt
During the third quarter of fiscal 2013, we completed a re-pricing of the effective interest rate on our term loan facilities and recognized a pre-tax loss of $2.9 million related to the portion of debt that was considered modified in the accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $1.3 million of fees paid to lenders and a non-cash write-off of $1.1 million of unamortized deferred financing costs and $0.5 million of original issue discount, respectively.
Other expense, net
Other expense, net for the quarter ended December 29, 2012, consists of foreign currency transaction losses of $1.7 million, a $0.1 million loss on the sale of property, plant and equipment and other miscellaneous loss of $0.4 million. Other expense, net for the quarter ended December 31, 2011, consists of management fee expense of $0.7 million, foreign currency transaction losses of $2.7 million, a CDSOA recovery of $0.5 million and other miscellaneous losses of $0.1 million.
 Provision (benefit) for income taxes
The income tax provision was $3.9 million in the third quarter of fiscal 2013 compared to an income tax benefit of $2.5 million in the third quarter of fiscal 2012. The effective income tax rate for the third quarter of fiscal 2013 was 25.5% versus (83.3)% in the third quarter of fiscal 2012. The effective income tax rate for the third quarter of fiscal 2013 is below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The income tax benefit, associated with the income before income taxes, for the third quarter of fiscal 2012 is attributable to the utilization of U.S. foreign tax credit carryforwards, the majority of which had a valuation allowance recorded against them for financial statement purposes based upon the original determination that realization of such benefits was not deemed more-likely-than-not, in conjunction with the relatively low amount of income before income taxes.

Net income from continuing operations

Our net income from continuing operations for the third quarter of fiscal 2013 was $11.4 million compared to $5.5 million in the third quarter of fiscal 2012 as a result of the factors described above. Diluted income per share from continuing operations was $0.11. Per share comparability between periods is impacted by the dilutive effect of the current year increase in average outstanding shares from our April 2012 initial public offering.

(Loss) income from discontinued operations

Our net loss from discontinued operations was $2.2 million for the third quarter of fiscal 2013 as compared to net income from discontinued operations of $0.1 million in the third quarter of fiscal 2012. The loss from discontinued operations relates to the divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. On December 18, 2012, we completed the sale of that business for a total sale price of $2.5 million and recorded a pre-tax loss on disposal of approximately $0.5 million. The pre-tax loss on disposal is combined with other operating expenses during the period in the loss on discontinued operations for the third quarter of fiscal 2013.

Nine Months Ended December 29, 2012 Compared with the Nine Months Ended December 31, 2011:
Net sales
(Dollars in Millions)

	Nine Months Ended
	December 29, 2012	December 31, 2011	Change	% Change
Process & Motion Control	$925.9	$951.5	$(25.6)	(2.7)%
Water Management	538.9	452.6	86.3	19.1%
Consolidated	$1,464.8	$1,404.1	$60.7	4.3%

Process & Motion Control

Process & Motion Control net sales of $925.9 million in the first nine months of fiscal 2013 decreased 3% compared to the first nine months of fiscal 2012. Core net sales (which excludes 3% related to adverse foreign currency fluctuations and the unfavorable impact of our second quarter fiscal 2012 divestiture) was flat year-over-year as growth in sales to our mining, energy and aerospace end-markets were offset by softness in the North American short-cycle MRO portion of our business.

Water Management

Water Management net sales in the first nine months of fiscal 2013 increased 19% to $538.9 million compared to the first nine months of fiscal 2012 primarily due to the acquisition of VAG. Core net sales decreased of 3% on lower expected shipments to our North American municipal water end-markets partially offset by market share gains and increased alternative market sales within our non-residential construction end-markets.

Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 29, 2012	December 31, 2011	Change	% Change
Process & Motion Control	$166.4	$158.2	$8.2	5.2%
% of net sales	18.0%	16.6%	1.4%
Water Management	47.7	38.4	9.3	24.2%
% of net sales	8.9%	8.5%	0.4%
Corporate	(33.5)	(21.8)	(11.7)	(53.7)%
Consolidated	$180.6	$174.8	$5.8	3.3%
% of net sales	12.3%	12.4%	(0.1)%
Process & Motion Control
Process & Motion Control income from operations for the first nine months of fiscal 2013 increased 5.2% to $166.4 million, or 18.0% of net sales.  Ongoing restructuring initiatives impacted operating performance in the first nine months of fiscal 2013 and fiscal 2012 by $4.9 million and $0.6 million, respectively.  Excluding the impact of restructuring, income from operations increased 7.9% over the comparable prior year period and income from operations as a percent of sales increased 180 basis points to 18.5%.  The improvement in fiscal 2013 operating margin resulted from productivity gains and efficiencies as well as the realization of cost savings associated with our previously implemented restructuring programs.
Water Management
Water Management income from operations for the first nine months of fiscal 2013 increased 24.2% to $47.7 million, or 8.9% of net sales.  Previously announced restructuring initiatives impacted operating performance in the first nine months of fiscal 2013 and fiscal 2012 by $1.4 million and $1.6 million, respectively. Additionally, income from operations in the third quarter of fiscal 2012 included an inventory fair value adjustment primarily related to the acquisition of VAG. Excluding these items, income from operations increased 13.4% over the comparable prior year period and income from operations as a percent of net sales decreased 50 basis points from the first nine months of the prior year to 9.1%. The decline in fiscal 2013 operating income is primarily due to operating efficiencies and the favorable impact of the prior year consolidation of our North American manufacturing footprint more than offset by the mix impact of the VAG acquisition (including a 30 basis point adverse margin impact associated with higher year-over-year non-cash amortization of VAG intangible assets).
Corporate
Corporate expenses were $33.5 million in the first nine months of fiscal 2013 compared to $21.8 million in the first nine months of fiscal 2012. The increase was primarily due to a $10.1 million incremental charge related to a pending legal settlement reached in connection with ongoing litigation associated with alleged failure or anticipated failure of Zurn brass fittings. See Part I Item I, Note 15 Commitments and Contingencies for additional information. The first nine months of fiscal 2013 also included an increase in stock-based compensation expense resulting from stock option grants associated with our initial public offering in the first quarter of fiscal 2013.
Interest expense, net
Interest expense, net was $114.6 million in the first nine months of fiscal 2013 compared to $132.3 million in the first nine months of fiscal 2012. The year-over-year reduction in interest expense is primarily the result of the reduction in outstanding debt, partially offset by higher weighted average borrowing rates.
Loss on extinguishment of debt

During the first nine months of fiscal 2013, we recorded a $24.0 million loss on extinguishment of debt resulting from two debt transactions. During the first quarter of fiscal 2013 we recognized a $21.1 million loss from the early redemption of all of the then outstanding 11.75% Notes, which primarily consisted of a $17.6 million premium related to redemption and $3.5 million of a non-cash write-off of the deferred financing costs. Additionally, during the third quarter of fiscal 2013, we completed a re-pricing of the effective interest rate on our term loan facilities and recognized a pre-tax loss of $2.9 million related to the portion of debt that was considered modified in the accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $1.3 million of fees paid to lenders, and the non-cash write-off of $1.1 million of unamortized deferred financing costs and $0.5 million of original issue discount, respectively. During the first nine months of fiscal 2012, we recorded a $0.7 million loss on debt extinguishment as a result of the extinguishment of all of our then-remaining PIK toggle senior indebtedness.

Other expense, net
Other expense, net for the first nine months of fiscal 2013 was $1.5 million and consisted of management fee expense of $15.0 million to terminate our management agreement with Apollo, foreign currency transaction losses of $6.6 million, a CDSOA recovery of $16.6 million, a $4.0 million gain on the sale of property, plant and equipment and other miscellaneous losses of $0.5 million. Other expense, net for the first nine months of fiscal 2012 was $10.8 million and consisted of management fee expense of $2.2 million, foreign currency transaction losses of $8.0 million, loss on sale of property, plant and equipment of $0.8, a CDSOA recovery of $0.5 million and other miscellaneous losses of $0.3 million.
Provision for income taxes
The income tax provision recorded in the first nine months of fiscal 2013 was $9.5 million compared to an income tax provision of $3.5 million in the first nine months of fiscal 2012. Our effective income tax rate for the first nine months of fiscal 2013 was 23.5% versus 14.5% in the first nine months of fiscal 2012. The effective income tax rate for the first nine months of fiscal 2013 is below the U.S. federal statutory rate of 35.0% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, as well as the higher tax benefit associated with significant, discrete items compared to the overall forecasted rate. The effective income tax rate for the first nine months of fiscal 2012 is below the U.S. federal statutory rate of 35.0% due to the utilization of U.S. foreign tax credit carryforwards, the majority of which had a valuation allowance recorded against them for financial statement purposes based upon the original determination that realization of such benefits was not deemed more-likely-than-not, as well as, the recognition of certain, previously unrecognized tax benefits as a result of the lapse of the applicable statutes of limitations.

Net income from continuing operations

Our net income from continuing operations for the first nine months of fiscal 2013 increased 50.5% to $31.0 million compared to a net income from continuing operations of $20.6 million in the first nine months of fiscal 2012 due to the factors described above. Diluted income per share from continuing operations in the first nine months of fiscal 2013 was $0.31. Comparability between periods is impacted by the dilutive effect of the current year increase in average outstanding shares from our initial public offering in April 2012.

(Loss) income from discontinued operations

Our net loss from discontinued operations was $4.8 million for the first nine months of fiscal 2013 as compared to net income from discontinued operations of $0.7 million in the first nine months fiscal 2012. The loss from discontinued operations relates to the divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. On December 18, 2012, we completed the sale of that business for a total sale price of $2.5 million and recorded a pre-tax loss on disposal of approximately $0.5 million. The pre-tax loss on disposal is combined with other operating expenses during the period in the loss on discontinued operations for the first nine months of fiscal 2013.

Non-GAAP Financial Measures
Core sales
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our senior secured credit facilities, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the nine months ended December 29, 2012 of $290.0 million and net income for the same period of $26.2 million.
Covenant Compliance
The credit agreement and indenture that governs our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indenture that governs our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio of 5.0 to 1.0 as of the end of each fiscal quarter (1.27 to 1.0 at December 29, 2012). Certain covenants contained in the indenture that governs our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indenture, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0 (2.64 to 1.0 at December 29, 2012). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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
As of December 29, 2012, the calculation of Adjusted EBITDA under our senior secured credit facilities results in a substantially identical calculation. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2011	Year ended March 31, 2012	Nine months ended December 29, 2012	Twelve months ended December 29, 2012
Net income	$21.3	$29.9	$26.2	$34.8
Interest expense, net	132.3	176.2	114.6	158.5
Income tax provision	3.5	9.4	9.5	15.4
Depreciation and amortization	83.5	114.0	83.9	114.4
EBITDA	$240.6	$329.5	$234.2	$323.1
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	—	9.1	0.2	9.3
Loss (income) on divestiture (1)	6.9	6.4	—	(0.5)
(Income) loss from discontinued operations, net of tax (2)	(0.7)	5.6	4.8	11.1
Restructuring and other similar charges (3)	2.7	6.8	6.3	10.4
Loss on extinguishment of debt (4)	0.7	10.7	24.0	34.0
Impact of inventory fair value adjustment	4.2	4.2	—	—
Stock-based compensation expense	2.7	3.7	5.4	6.4
LIFO expense (5)	4.9	2.8	3.5	1.4
Zurn PEX loss contingency	—	—	10.1	10.1
Other expense (income), net (6)	10.8	7.1	1.5	(2.2)
Subtotal of adjustments to EBITDA	$32.2	$56.4	$55.8	$80.0
Adjusted EBITDA	$272.8	$385.9	$290.0	$403.1
Pro forma adjustment for acquisition of Cline (7)				$2.9
Pro forma Adjusted EBITDA				$406.0
Fixed charges (8)				$153.5
Ratio of Adjusted EBITDA to Fixed Charges				2.64x
Senior secured bank indebtedness (9)				$517.5
Senior secured bank leverage ratio (10)				1.27x
__________________________________

(1)
The loss (income) on divestiture is the result of our sale of assets of a German subsidiary to a third party during the second quarter of fiscal 2012. See Part I Item 1, Note 2 - Acquisitions and Divestitures of the condensed consolidated financial statements for more information.

(2)
Represents the income (loss) on discontinued operations related to a non-core engineered chain business located in Shanghai, China. During the third quarter of fiscal 2013, the Company completed the sale of the business. See Part I Item 1, Note 3 - Discontinued Operations of the condensed consolidated financial statements for more information.

(3)
Represents restructuring costs comprised of work force reduction, lease termination, and other facility rationalization costs. See Part I Item 1, Note 4 - Restructuring and Other Similar Costs of the condensed consolidated financial statements for more information.

(4)
The loss on extinguishment of debt for the first nine months of fiscal 2013 is the result of our early redemption of the 11.75% Notes in the first quarter of fiscal 2013 and the re-pricing of our outstanding term loans in the third quarter of fiscal 2013. Additionally, the loss on extinguishment of debt for the first nine months of fiscal 2012 is a result of the retirement of our PIK toggle senior indebtedness in the first quarter of fiscal 2012. See Part I Item 1, Note 12 - Long-Term Debt of the condensed consolidated financial statements for more information.

(5)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(6)	Other expense (income), net for the periods indicated, consists of:

(in millions)	Nine months ended December 31, 2011	Year ended March 31, 2012	Nine months ended December 29, 2012	Twelve months ended December 29, 2012
Management fee expense	$2.2	$3.0	$15.0	$15.8
CDSOA recovery	(0.5)	(2.4)	(16.6)	(18.5)
Loss (gain) on sale of property, plant and equipment	0.8	1.3	(4.0)	(3.5)
Loss on foreign currency transactions	8.0	5.2	6.6	3.8
Other expense	0.3	—	0.5	0.2
Total	$10.8	$7.1	$1.5	$(2.2)

(7)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of Cline Acquisition Corp. ("Cline") for the period from January 1, 2012 through December 13, 2012 as permitted by our senior secured credit facilities and indenture that governs our notes.

(8)	The indenture governing our senior notes defines fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(9)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $421.7 million (as defined by the senior secured credit facilities) at December 29, 2012. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

(10)	The senior secured credit facilities define the senior secured bank leverage ratio as the ratio of senior secured bank debt to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of December 29, 2012, we had $452.5 million of cash and cash equivalents and $320.4 million of additional borrowing capacity ($224.3 million of available borrowings under our revolving credit facility and $96.1 million available under our accounts receivable securitization program). As of December 29, 2012, the available borrowings under our credit facility have been reduced by $40.7 million due to outstanding letters of credit. As of March 31, 2012, we had $298.0 million of cash and approximately $234.5 million of additional borrowing capacity ($134.5 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
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
Cash Flows
Net cash provided by operating activities in the first nine months of fiscal 2013 was $49.1 million compared to $60.7 million in the first nine months of fiscal 2012. The reduction in operating cash flows year-over-year can primarily be attributed to an incremental $20.9 million short-term investment in trade working capital to support the build-out of certain long-cycle mining and water infrastructure projects scheduled for delivery in the fourth quarter of fiscal 2013. Additionally, our current year cash flows from operations reflects a $17.2 million use of cash to record an excess tax benefit on stock option exercises that occurred in the first nine months of fiscal 2013. The above items were partially offset by the incremental cash flow generated on higher year-over-year net sales.
Cash used for investing activities was $63.9 million in the first nine months of fiscal 2013 compared to a use of $304.7 million in the first nine months of fiscal 2012. The use of cash in the first nine months of fiscal 2013 included $21.1 million for the acquisition of Cline as well as the acquisition of the remaining minority interest in VAG-Valves India Private Limited and the acquisition of an independently owned VAG sales office in the United Kingdom (net of cash acquired), compared to $256.8 million of cash used for the acquisition of VAG and Autogard (net of cash acquired) in the first nine months of fiscal 2012. The first nine months of fiscal 2013 and the first nine months of fiscal 2012 also included a use of cash of $9.7 million and $17.9 million, respectively, through the funding of a loan receivable in connection with our participation in the New Market Tax

Credit program (see Part I Note 12 Long-Term Debt for additional information). In addition, we invested $2.5 million for incremental capital expenditures over the prior year and received proceeds of $8.4 million in connection with the sale of certain property, plant and equipment and the divestiture of a non-core engineered chain business located in Shanghai, China during the first nine months of fiscal 2013. Comparatively, we received $9.0 million of cash proceeds in connection with the sale of certain property, plant and equipment and the divestiture of a non-material business based in Germany within the Process & Motion Control segment during the first nine months of fiscal 2012.
Cash provided by financing activities was $170.6 million in the first nine months of fiscal 2013 compared to $81.0 million in the first nine months of fiscal 2012. The cash provided by financing activities in the first nine months of fiscal 2013 consisted of $458.3 million of proceeds from the closing of our initial public offering on April 3, 2012, net of underwriters fees and other direct costs of the offering. During the first nine months of fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program (to fund two domestic plant modernization projects) and $13.2 million from other borrowings. These sources of cash were partially offset by the full redemption on April 17, 2012 of our $300.0 million of then-outstanding 11.75% Notes, a related $17.6 million early redemption premium, and other net repayments of debt of $12.9 million (including $7.2 million from our term loan). Additionally, $17.2 million was recognized in the first nine months of fiscal 2013 as an excess tax benefit on option exercises that occurred throughout the first three quarters of fiscal 2013. The cash used for financing activities in the first nine months of fiscal 2012 consisted mainly of a $75.0 million source of cash borrowed under the Accounts Receivable Securitization Program and the $89.8 million source of cash borrowed under the Revolving Credit Facility to partially fund the purchase of VAG, as well as proceeds of $23.4 million related to the New Market Tax Credit financing, offset by a $93.5 million repayment to retire our then-outstanding PIK toggle senior indebtedness due 2013.
Indebtedness
As of December 29, 2012 we had $2,137.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 29, 2012	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans (1)	939.2	9.5	929.7
8.875% Senior notes due 2016	2.0	—	2.0
Other (2)	51.1	12.4	38.7
Total	$2,137.3	$21.9	$2,115.4
(1) Includes an unamortized original issue discount of $3.6 million at December 29, 2012.
(2) Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Part I Item I, Note 12 Long-Term Debt of the condensed consolidated financial statements for a description of our outstanding indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Approximately 33% of our sales originated outside of the United States in the first nine months of fiscal 2013. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.

Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 29, 2012, stockholders' equity decreased by $5.7 million from March 31, 2012 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of December 29, 2012, the result would have decreased stockholders' equity by approximately $41.0 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At December 29, 2012, the Company had entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for USD, USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of December 29, 2012 were set to expire between January 2013 and June 2013 and have total notional amounts in connection with CAD for USD contracts of $9.1 million CAD ($9.2 million USD) with contract rates of approximately $0.99CAD:$1USD, USD for EUR contracts of $1.3 million USD (€1.0 million EUR) with rates ranging between $1.23USD:€1EUR to $1.32USD:€1EUR and EUR for CZK of €1.5 million EUR (37.7 million CZK) with rates approximating €0.04EUR:1CZK. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.3 million decrease in the fair value of foreign exchange forward contacts as of December 29, 2012.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 29, 2012, our outstanding borrowings under the term loan facility were $939.2 million (net of $3.6 million unamortized original issue discount). As of December 29, 2012, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 4.50%, determined as the LIBO rate (subject to a 1% floor) plus 3.50%.
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
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 46% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the December 29, 2012 market interest rate would increase interest expense under the senior secured credit facilities by approximately $2.0 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of December 29, 2012, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

See the information under the heading "Commitments and Contingencies" in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

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

REXNORD CORPORATION

Date:	February 11, 2013	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Incremental Assumption Agreement dated as of October 4, 2012, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 4, 2012).

10.2
Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2012).

10.3
Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Mark W. Peterson. (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2012).

10.4
Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Praveen R. Jeyarajah. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2012).

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