Form 10-K
period 2013-03-31
Rexnord Corp
filed 2013-05-21
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of September 29, 2012, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $18.22 closing price on the New York Stock Exchange on September 28, 2012, the last trading date of that quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors, executive officers and greater-than-5% stockholders - does not constitute an admission as to affiliate status) was approximately $565.2 million.

As of May 15, 2013, there were 97,211,033 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2014 annual meeting of stockholders, to be held on or about August 1, 2013, which proxy statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our substantial indebtedness;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	our access to available and reasonable financing on a timely basis and the availability of financing for our customers;

•	our competitive environment;

•	the loss of any significant customer;

•	general economic and business conditions, market factors and our dependence on customers in cyclical industries;

•	the seasonality of our sales;

•	increases in cost of our raw materials and our possible inability to increase product prices to offset such increases;

•	viability of key suppliers;

•	dependence on independent distributors;

•	the effects of reviews of strategic alternatives;

•	the costs related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	control by our principal stockholders and anti-takeover provisions in our charter documents;

•	changes in technology and manufacturing techniques;

•	loss of key personnel;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	the costs of asbestos claims;

•	impact of weather on the demand for our products;

•	risks associated with international operations, which have increased in size due to our recent acquisitions;

•	inability to make necessary capital expenditures;

•	reliance on intellectual property;

•	potential product liability claims;

•	work stoppages by unionized employees;

•	changes in pension funding requirements and costs of maintaining healthcare insurance and benefits;

•	potential impairment of goodwill;

•	a declining construction market;

•	solvency of insurance carriers;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters; and

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.

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
ITEM 1. BUSINESS.
General
Rexnord Corporation (“Rexnord”), a Delaware corporation, was incorporated in 2006 in connection with the acquisition by affiliates of the private equity firm Apollo Management, L.P. (“Apollo”) and certain members of management of RBS Global, Inc. ("RBS Global"), which is the foundation of our Process & Motion Control platform, from its previous owners. Since then, we have expanded significantly, including the creation of our Water Management platform in 2007 by the acquisition of the Zurn Plumbing products business and, by means of acquisitions of other companies or operations. Some of these acquisitions have been material to the Company and its operations, results, and financial condition. See “Acquisitions and Transactions” below for further information as to these transactions.
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” mean Rexnord Corporation and its consolidated subsidiaries, including RBS Global and Rexnord LLC. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2013, or fiscal 2013, means the period from April 1, 2012 to March 31, 2013. Unless otherwise indicated, the information contained in this report reflects that each share of common stock outstanding immediately prior to the Company's March 19, 2012 4.1627-for-one stock split has been split into 4.1627 shares of common stock.
Additional Information
The address of our principal executive office is 4701 W. Greenfield Avenue, Milwaukee, Wisconsin 53214. Our phone number is (414) 643-3739. Our internet website address is www.rexnord.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The SEC's Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the (i) charters for the Audit, Corporate Governance and Nominating, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on the our website at the above web address. Our internet website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.
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
Our strategy is to build the Company around multiple, global strategic platforms that participate in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we may add strategic platforms to our Company. Currently, our business is comprised of two platforms, Process & Motion Control and Water Management.
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
The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures to make them more energy and water efficient, commercial construction and, to a lesser extent, residential construction. We believe we have become a market leader in the industry by meeting the stringent third-party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our global footprint encompasses 37 principal Process & Motion Control manufacturing, warehouse and repair facilities located around the world and 25 principal Water Management manufacturing and warehouse facilities which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Our Platforms
Below is a summary of our net sales by segment and geographic region of origination (dollars in millions):

	Year Ended March 31, 2013
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$845.8	$215.0	$205.3	$1,266.1
% of net sales	66.8%	17.0%	16.2%	100.0%
Water Management	489.2	164.5	85.3	739.0
% of net sales	66.2%	22.3%	11.5%	100.0%
Consolidated	$1,335.0	$379.5	$290.6	$2,005.1
% of net sales	66.6%	18.9%	14.5%	100.0%
See more information regarding our segments and sales by geography within Part II Item 8, Note 21 to the Consolidated Financial Statements.
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
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring after market demand for our products. We estimate that approximately 47% of our Process & Motion Control net sales are to distributors, who primarily serve the end user/OEM after market demand for our products.
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
The Water Management industry's specification-driven end markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder or architect has specified our product with satisfactory results, that person often will continue to use our products in future projects.
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
Gears
We are a leading manufacturer of gear drives and large gear sets for the heavy duty industrial market. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (PragerTM, , Renew® and Cline).

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
Special Components
Our special components products are comprised of three primary product lines: electric motor brakes, miniature Process & Motion Control components and security devices for utility companies. These products are manufactured by our niche businesses: Stearns, W.M. Berg and Highfield. Stearns' products are used in a diverse range of applications, including steel mills, oil field equipment, pulp processing equipment, large textile machines, rubber mills, metal forming machinery and dock and pier handling equipment. W.M. Berg sells its products to a variety of markets, including aerospace, semiconductor, medical equipment, robotics, instrumentation, office equipment and satellite communications. Highfield's products are sold to a variety of markets, including electric, gas, water, telecommunications and utilities.
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
Cline Acquisition
On December 13, 2012, we acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.6 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition is a product line extension of our existing Process & Motion Control service offerings and expands our presence in the southeast region of the U.S. Our financial position and results of operations include Cline subsequent to December 13, 2012.
VAG Holding Acquisition
On October 10, 2011, we acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition expanded our Water Management platform and allows us to further expand into key markets outside of North America. Our financial position and results of operations include VAG subsequent to October 10, 2011.
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
Mecanica Falk Acquisition
On August 31, 2010, we acquired full control of Mecanica Falk, a joint venture in which we previously maintained a 49% non-controlling interest for a $6.1 million seller-financed note. Located in Mexico City, Mexico, Mecanica Falk primarily serves as a distributor of our existing Process & Motion Control product lines in Latin America. The acquisition of the remaining 51% interest in Mecanica Falk expanded our international presence through a more direct ownership structure. The financial position and results of operations of Mecanica Falk have been wholly consolidated subsequent to August 31, 2010.

Fontaine Acquisition
On February 27, 2009, we acquired the stock of Fontaine for a total purchase price of $24.2 million, net of $0.6 million of cash acquired. This acquisition further expanded our Water Management platform. Fontaine manufactures stainless steel slide gates and other engineered flow control products for the municipal water and wastewater markets.
Divestitures
In addition to making acquisitions, we from time to time review our operations to determine whether it would be in our interest to dispose of non-core business units, and make strategic dispositions if and when appropriate.
During fiscal 2013, we completed the sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control segment for a total sale price of $2.5 million (the "discontinued operation"). We recorded a pre-tax loss on disposal of approximately $0.5 million in fiscal 2013, which is presented on the consolidated Statement of Operations as a loss from discontinued operations, net of tax. We have no continuing involvement in the business subsequent to the sale and it is presented as a discontinued operation in our financial statements.
Additionally, on July 19, 2011, we sold substantially all of the net assets of a non-material, underperforming business within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million (the “divestiture”). We recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012. Our financial position and results of operations include the divestiture up to July 19, 2011.
Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. While approximately 47% of our Process & Motion Control net sales are aftermarket, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With more than 2,600 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 7.9%, 7.4%, and 8.0% of consolidated net sales during the years ended March 31, 2013, 2012 and 2011, respectively.
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
We market our Process & Motion Control products both to OEMs and directly to end users to create preference of our products through end user specification. We believe this customer preference is important in differentiating our Process & Motion Control products from our competitors' products, and preserves our ability to create channel partnerships where distributors will recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user's preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Process & Motion Control products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.
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
Product Development
The majority of our new product development begins with our extensive “Voice of the Customer” process. We have a team of approximately 405 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 30 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 280 and approximately 870 active United States and foreign patents, respectively, as of March 31, 2013. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 80 and approximately 70 active United States and foreign patents, respectively, as of March 31, 2013. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation. During fiscal 2013 our total investment in research, development and engineering was $38.0 million, or approximately 2% of net sales.
Rexnord Business System (“RBS”)
We operate our Company in a disciplined way. The Rexnord Business System is our operating philosophy and it creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance. RBS is based on the following principles: (1) strategy deployment (a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities); (2) measuring our performance based on customer satisfaction, or the “Voice of the Customer;” (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we have applied RBS over the past several years, we have experienced significant improvements in growth, productivity, cost reduction and asset efficiency and believe there are substantial opportunities to continue to improve our performance as we continue to apply RBS.
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
Backlog
Our backlog of unshipped orders was $468 million and $490 million at March 31, 2013 and 2012, respectively. As of March 31, 2013, approximately 11% of our backlog was scheduled to ship beyond fiscal 2014. See Risk Factor titled “The loss or financial instability of any significant customer could adversely affect our business, financial condition, results of operations or cash flows.” within Part I Item 1A of this report for more information on the risks associated with backlog.

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
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns. See Risk Factor titled "Weak and volatile economic and financial market conditions and market cycles have impacted our business operations and/or our customers and may adversely affect our results of operations and financial condition in the future” within Part I Item 1A of this report for more information on the risks associated with general economic conditions.
Employees
As of March 31, 2013, we had approximately 7,300 employees, of whom approximately 4,400 were employed in the United States. Approximately 500 of our United States employees are represented by labor unions. The five United States collective bargaining agreements to which we are a party have expiration dates between September 2013 and September 2016. Additionally, approximately 1,800 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
Environmental Matters
Our operations and facilities worldwide are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and also have been or could be named as a PRP in environmental matters.
ITEM 1A. RISK FACTORS.
We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. If any of these risks materialize, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged company. As of March 31, 2013 we had $2,131.6 million of outstanding indebtedness. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives or other purposes;

•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our senior secured credit facilities, the indenture governing our senior notes and our other indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are and will continue to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to further downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions or divestitures, introducing new technologies or exploiting business opportunities; and

•
it, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds, make acquisitions or capital expenditures, dispose of assets or take certain of the actions mentioned above, any of which could restrict our operations and business plans.

Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2013, we had $934.7 million of floating rate debt under the senior secured credit facilities, which is not hedged. A 100 basis point increase in the March 31, 2013 interest rates would increase interest expense under the senior secured credit facilities by approximately $1.9 million on an annual basis.
Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Part II Item 8, Note 11 Long-Term Debt.
Weak and volatile economic and financial market conditions and market cycles have impacted our business operations and/or our customers and may adversely affect our results of operations and financial condition in the future.
Weak and volatile global economic and financial market conditions in recent years have affected our business operations and continuing weakness or a further downturn may adversely affect our future results of operations and financial condition. Economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations. Also, a weak recovery could prolong, or resume, the negative effects we have experienced in the past.
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
For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. A drop or weakness in consumer confidence, restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could delay the recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in the form of substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results.
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
Many customers who purchase our Water Management products depend on third-party financing. There have been significant disruptions in the availability of financing on reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. Given these market conditions, some lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of availability or increased cost of credit could lead to decreased construction, which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.
The markets in which we sell our products are highly competitive.
We operate in highly fragmented markets within the Process & Motion Control platform. As a result, we compete against numerous companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations, including product performance, cost of transportation in the distribution of products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our Process & Motion Control products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.
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
The loss or financial instability of any significant customer could adversely affect our business, financial condition, results of operations or cash flows.
We have certain customers that are significant to our business. During fiscal 2013, our top 20 customers accounted for approximately 35.2% of our consolidated net sales, and our largest customer accounted for 7.9% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2013, approximately 11% of our backlog was scheduled to ship beyond fiscal 2014.

Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum products, or the loss of a substantial number of our suppliers, could adversely affect our business, financial condition, results of operations or cash flows.
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
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,600 distributor locations nationwide; however, for fiscal 2013, approximately 22% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 13% of Process & Motion Control net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a significant role in determining which of our Process & Motion Control products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 90 third-party warehouses to distribute our products; however, for fiscal 2013, our three key independent distributors generated approximately 28% of our Water Management net sales with the largest accounting for 15% of Water Management net sales.
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
Strategic alternatives that are currently being pursued may not be successfully achieved or may cause disruption and harm to our ongoing business and operations.
As previously announced, our Board of Directors is undertaking an evaluation of strategic alternatives. The alternatives considered could include the possible sale of the Company, the possible sale of one or both of our business platforms or the maintenance of the current structure and execution of the existing business strategy. Potential risks related to the process include, but are not limited to uncertainty regarding the complexity or length of the process, the potential that the process will distract our board and management from our business, the potential that we will incur significant expenses in unsuccessfully pursuing one or more transactions, the risk that the process will impair relationships with partners, suppliers and employees, and the risk of claims or other litigation arising from the pursuit of one or more transactions. Any of these risks could have an adverse effect on our business, financial condition, results of operations or cash flows.

Apollo controls us and its interests may conflict with or differ from your interests as a stockholder.
As of March 31, 2013, Apollo and its affiliates beneficially own approximately 64% of our common stock. As long as Apollo controls shares representing at least a majority of the total voting power of our outstanding stock, Apollo will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes. In addition, representatives of Apollo comprise 4 of our 9 directors and the consent of a majority of the voting directors designated by Apollo is required under our bylaws in connection with certain important corporate actions. As a result of that representation and various bylaw provisions, Apollo has the ability to prevent or initiate and approve any transaction that requires the approval of our board of directors (or of the directors designated by Apollo) or stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets.
The interests of Apollo could conflict with or differ from the interests of our other holders of our common stock. For example, the concentration of ownership held by Apollo could delay, defer, cause or prevent a change of control of us or impede a merger, takeover or other business combination that you as a stockholder may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our certificate of incorporation provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo or any of its members, directors, employees or other affiliates (the "Apollo Group") participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. The renouncement does not apply to any business opportunities that are presented to an Apollo Group member solely in such person's capacity as a member of our board of directors and with respect to which no other member of the Apollo Group independently receives notice or otherwise identifies such business opportunity prior to us becoming aware of it, or if the business opportunity is initially identified by the Apollo Group solely through the disclosure of information by or on behalf of us.
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
Our organizational documents and the provisions of a nominating agreement with Apollo may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
Provisions of our certificate of incorporation and bylaws and a nominating agreement with Apollo may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors, including in some cases the approval of a majority of the directors nominated by Apollo. These provisions include:

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

•	authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

•	prohibiting stockholders from acting by written consent or calling a special meeting if less than 50.1% of our outstanding common stock is beneficially owned by Apollo;

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
Our bylaws and a nominating agreement with Apollo also require the approval of a majority of directors nominated by Apollo voting on the matter for certain important matters, including mergers and acquisitions, issuances of equity and the incurrence of debt, as long as Apollo beneficially owns at least 33 1/3% of our outstanding common stock. In addition, as long as Apollo beneficially owns a majority of our outstanding common stock, Apollo will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these charter, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by Apollo and its rights to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
We are subject to risks associated with changing technology and manufacturing techniques, and business continuity, which could place us at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. We cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot assure you that we can adequately protect against such a loss.
If we lose or are unable to retain certain key associates or management personnel, our business may be adversely affected.
Our success depends on our ability to recruit, retain, train and motivate highly-skilled management, sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel, or to effectively implement successions to existing personnel. If we fail to retain and recruit the necessary personnel or arrange for successors to key personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could materially suffer. In addition, we cannot assure you that these individuals will continue their employment with us. If any of these key personnel were to leave our company, it could be difficult to replace them, and our business could be materially harmed.
We may incur significant costs for environmental compliance and/or to address liabilities under environmental laws and regulations.
Our operations and facilities worldwide are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and also have been or could be named as a PRP in environmental matters.

The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs in excess of our current reserves. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Part II Item 8, Note 19 Commitments and Contingencies to our audited financial statements of this Annual Report.
Certain subsidiaries are subject to numerous asbestos claims, which could adversely affect our business, financial condition, results of operations or cash flows.
Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the U.S. alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 19 Commitments and Contingencies to our audited financial statements of this Annual Report.
Weather could adversely affect the demand for products in our Water Management platform and decrease its net sales.
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retro-fit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the U.S. and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity, which could have a negative effect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.
Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows.
Our business is subject to certain risks associated with doing business internationally. Approximately 33% of our total net sales in fiscal 2013 originated outside of the U.S. The portion of our net sales and operations that is outside of the U.S. has increased in recent years, and may further increase as a result of internal growth and/or acquisition activity. Accordingly, our future results could be harmed by a variety of factors relating to international operations, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	exchange controls;

•	compliance with export controls and trade compliance regulations;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	interest rates;

•	changes in regulatory requirements;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act.
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
Acquisitions are often undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard nor can we provide any assurance that we will be able to realize all of the intended benefits from our prior acquisitions. We have encountered, and may encounter, various risks in acquiring other companies including the possible inability to integrate an acquired business into our operations, potential failure to realize anticipated benefits, diversion of management's attention, issues in customer transitions, potential inadequacies of indemnities and other contractual remedies and unanticipated problems, risks or liabilities, including environmental, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
The indenture governing our senior notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31, 2013, our senior secured bank leverage ratio was 1.09x. Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".
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
Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay our senior notes upon acceleration. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".
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
We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 19 - Commitments and Contingencies to our audited financial statements of this Annual Report.
We, our customers and our shippers have unionized employees who may stage work stoppages which could seriously impact the profitability of our business.
As of March 31, 2013, we had approximately 7,300 employees, of whom approximately 4,400 were employed in the U.S. Approximately 500 of our U.S. employees are represented by labor unions. Additionally, approximately 1,800 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be affected in a material adverse manner. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could incur substantial business interruptions as the result of updating our Enterprise Resource Planning (“ERP”) systems.
Utilizing a phased approach, we are updating our ERP systems across both our Process & Motion Control and Water Management platforms. If these updates are unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance. Further, these updates may not result in the benefits we intend or be implemented on a timely basis.

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
The cost to provide employee healthcare insurance and/or benefits could increase in the future.
The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the U.S. It is possible that the ACA will negatively affect our cost of providing health insurance and/or benefits, and may also impact various other aspects of our business. While the ACA did not have a material impact on the Company in fiscal 2013, management is continuing to assess the future impact that the ACA could have on the our healthcare benefit costs.
Our goodwill and intangible assets are valued at an amount that is high relative to our total assets, and a write-off of all or a portion of our recorded amounts would negatively affect our operating results and financial condition.
As of March 31, 2013, goodwill and intangible assets totaled $1,118.4 million and $613.5 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below forecast levels, if interest rates rise or there are other macroeconomic factors that affect the value of these units, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or intangible assets would negatively affect our results of operations and financial condition, particularly in the period in which we take any related charges.
Our historical financial data is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with various acquisitions.
It may be difficult for you to compare both our historical and future results. Our acquisitions were accounted for utilizing the purchase method of accounting, which resulted in a new valuation for the assets and liabilities to their fair values. This new basis of accounting began on the date of the consummation of each transaction. Also, until our purchase price allocations are finalized for an acquisition (generally less than one year after the acquisition date), our allocation of the excess purchase price over the book value of the net assets acquired is considered preliminary and subject to future adjustment.
The price of our common stock may fluctuate significantly and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate significantly for various reasons, including: our operating and financial performance and prospects; our quarterly or annual earnings or those of other companies in our industry; conditions that impact demand for our products and services; future announcements concerning our business or our competitors' businesses; the public's reaction to our press releases, other public announcements and filings with the U.S. Securities and Exchange Commission ("SEC"); changes in earnings estimates or recommendations by securities analysts who track our common stock or industry; market and industry perception of our success, or lack thereof, in pursuing our growth and other strategies; strategic actions by us or our competitors, such as restructurings or acquisitions (including the issuance of shares in connection with an acquisition); changes in government and environmental laws and regulation (or interpretation or enforcement thereof); changes in accounting standards, policies, guidance, interpretations or principles; arrival or departure of key personnel; the number of shares publicly traded; sales of common stock by us, Apollo or its affiliated funds or members of our board or management team; adverse resolution of new or pending litigation against us;

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
The terms of the indenture governing our senior notes and our senior secured credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness, if any, incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in "Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments," and "Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows."
 The costs and requirements of being a public company may strain our resources and distract management.
As a company with publicly-traded equity securities, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and increasingly stringent laws, regulation and other requirements, including those created by the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). These laws affect, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting. The Dodd-Frank Act, effects comprehensive changes to public company governance and disclosures in the United States and will subject us to additional federal regulation, which has not yet been finalized and or fully implemented. For example, as required by the Dodd-Frank Act, the SEC recently adopted disclosure requirements related to the use of specified minerals ("conflict minerals") that are necessary to the functionality or production of products manufactured, or contracted to be manufactured by publicly-held companies. In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting.
These requirements increase our costs, may place a strain on our systems and resources, and may divert management's attention from other business concerns. Further, our failure to comply with any of the above requirements could materially affect our business, financial condition, results of operations or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2013, we had 37 principal manufacturing, warehouse and repair facilities, 25 of which are located in North America, six in Europe, one in Australia, two in South America and three in Asia. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.
We own and lease our Process & Motion Control facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal Process & Motion Control manufacturing, warehouse and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Auburn, AL	Coupling	133,000	Leased
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Downers Grove, IL (2 facilities)	Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	34,000	Leased
Mandeville, LA	Gear	18,000	Leased
Mexico City, Mexico	Warehouse and Gear	36,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	47,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	54,000	Owned
Rockford, IL	Coupling	16,000	Leased
Salt Lake City, UT	Warehouse	29,000	Leased
Simi Valley, CA (2 facilities)	Aerospace	55,000	Leased
Stuarts Draft, VA	Gear	97,000	Owned
Taylors, SC	Warehouse	48,000	Leased
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	33,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned
Wheeling, IL	Aerospace	83,000	Owned
Europe
Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	81,000	Owned
Dortmund, Germany (2 facilities)	Coupling	98,000	Owned/Leased
Gloucestershire, England	Coupling	20,000	Leased
Gravenzande, Netherlands	Flattop	100,000	Leased
South America
Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned
Santiago, Chile	Gear Repair	15,000	Leased
Australia
Newcastle, Australia	Gear	65,000	Owned
Asia
Changzhou, China	Gear and Coupling	206,000	Leased
Taicang, China	Flattop	28,000	Leased
Thane, India	Coupling	11,000	Leased

Within Water Management, as of March 31, 2013, we had 25 principal manufacturing and warehouse facilities, 19 of which are located in North America, three in Europe and three in Asia, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Abilene, Texas	Commercial Brass	177,000	Owned
Calgary, Canada	Warehouse	19,000	Leased
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	37,000	Owned
Dallas, Texas	Warehouse	52,000	Leased
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,000	Leased
Erie, Pennsylvania	Specification Drainage	119,000	Owned
Harborcreek, Pennsylvania	Specification Drainage/PEX	91,000	Leased
Levittown, Pennsylvania	Manufacturing/Warehouse	67,000	Leased
Mars, Pennsylvania	Water and Wastewater	63,000	Owned
Mississauga, Ontario	Manufacturing/Warehouse	28,000	Leased
Mississauga, Ontario	Warehouse	26,000	Leased
Norcross, Georgia	Warehouse	96,000	Leased
Ontario, California	Warehouse	115,000	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sanford, North Carolina	Commercial Brass	78,000	Owned
Sanford, North Carolina	Warehouse	24,000	Leased

Europe
Hodonin, Czech Republic	Water and Wastewater	1,240,000	Owned
Mannheim, Germany	Water and Wastewater	356,000	Leased
Warsaw, Poland	Warehouse	71,000	Leased

Asia
Secunderabad, India	Water and Wastewater	79,000	Owned
Taicang, China (2 facilities)	Water and Wastewater	265,000	Leased

In addition, we lease various sales offices, and an engineering and sourcing center in China.  We also own approximately 31,000 square feet of manufacturing space in Bridgeport, Connecticut; approximately 16,500 square feet of sales office space in Magog, Quebec, and lease approximately 14,000 square feet of office space in West Palm Beach, Florida and 31,000 square feet of warehouse space in Deer Park, Texas.
We believe our Process & Motion Control and Water Management properties are sufficient for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	42	President, Chief Executive Officer and Director	2009
Mark W. Peterson	41	Senior Vice President and Chief Financial Officer	2011
Praveen R. Jeyarajah	45	Executive Vice President-Corporate & Business Development	2010
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
Praveen R. Jeyarajah became our Executive Vice President-Corporate & Business Development in 2010. Also, Mr. Jeyarajah became a Company director in connection with the Carlyle Acquisition in 2002 and served in that capacity until the Apollo acquisition in July 2006; he again served as a director from October 2006 through June 2012. Prior to becoming our Executive Vice President-Corporate & Business Development, Mr. Jeyarajah was a Managing Director at Cypress Group, LLC from 2006 to 2010 and a Director of Jacuzzi Brands Corp. until 2010.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN” since March 29, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2012	High	Low
Fourth quarter (from March 29, 2012)	$21.50	$19.00

Fiscal 2013	High	Low
First quarter	$22.83	$18.92
Second quarter	$21.58	$14.87
Third quarter	$21.90	$16.38
Fourth quarter	$22.45	$19.20

As of May 15, 2013, there were 97,211,033 shares of our common stock outstanding held by 16 holders of record. We believe the number of beneficial owners of our common stock exceeds 500.
Dividend Policy
We did not pay any dividends in fiscal 2013 or 2012. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. In addition, our senior secured credit facilities and the indentures governing our senior notes limit our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.
Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock over the last fiscal year with the Standard & Poor's (the "S&P") 500 Index and the Russell 2000 Index as of the quarterly periods ended as of the indicated dates. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Rexnord. The graph assumes the value of the investment in our common stock and each index was $100 on March 30, 2012 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/12	6/12	9/12	12/12	3/13
Rexnord Corporation	$100.00	$94.98	$86.35	$98.96	$100.62
S&P 500 Index	$100.00	$96.71	$100.86	$99.57	$111.41
Russell 2000 Index	$100.00	$96.17	$102.29	$100.22	$114.60

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2013, or fiscal 2013, means the period from April 1, 2012 to March 31, 2013. The Statement of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2013 (1)	Year Ended March 31, 2012 (2)	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009 (3)
Statement of Operations:
Net sales	$2,005.1	$1,944.2	$1,674.9	$1,489.3	$1,861.4
Cost of sales	1,273.7	1,254.1	1,082.4	977.6	1,271.1
Gross profit	731.4	690.1	592.5	511.7	590.3
Selling, general and administrative expenses	406.2	387.1	326.7	295.3	465.3
Zurn PEX loss contingency (4)	10.1	—	—	—	—
Intangible impairment charges	—	—	—	—	422.0
Restructuring and other similar costs	8.6	6.8	—	6.6	24.0
Amortization of intangible assets	51.1	50.9	48.6	49.7	48.9
Income (loss) from operations	255.4	245.3	217.2	160.1	(369.9)
Non-operating income (expense):
Interest expense, net	(153.3)	(176.2)	(180.8)	(194.2)	(230.4)
(Loss) gain on the extinguishment of debt	(24.0)	(10.7)	(100.8)	167.8	103.7
Loss on divestiture (5)	—	(6.4)	—	—	—
Other (expense) income, net	(2.9)	(7.1)	1.1	(16.4)	(3.0)
Income (loss) from continuing operations before income taxes	75.2	44.9	(63.3)	117.3	(499.6)
Provision (benefit) for income taxes	20.3	9.4	(10.2)	30.3	(71.8)
Net income (loss) from continuing operations	54.9	35.5	(53.1)	87.0	(427.8)
(Loss) income from discontinued operations, net of tax	(4.8)	(5.6)	1.8	1.1	(1.2)
Net income (loss)	$50.1	$29.9	$(51.3)	$88.1	$(429.0)
Net income (loss) per share from continuing operations (6):
Basic	$0.57	$0.53	$(0.80)	$1.30	$(6.41)
Diluted	$0.55	$0.50	$(0.80)	$1.25	$(6.41)
Net (loss) income per share from discontinued operations:
Basic	$(0.05)	$(0.08)	$0.03	$0.02	$(0.02)
Diluted	$(0.05)	$(0.08)	$0.03	$0.02	$(0.02)
Net income (loss) per share:
Basic	$0.52	$0.45	$(0.77)	$1.32	$(6.43)
Diluted	$0.50	$0.42	$(0.77)	$1.27	$(6.43)
Weighted-average number of shares outstanding:
Basic	95,972	66,751	66,757	66,753	66,728
Effect of dilutive stock options	3,894	5,314	—	2,410	—
Diluted	99,866	72,065	66,757	69,163	66,728

Other Data:
Net cash provided by (used for):
Operating activities	144.5	139.3	164.5	155.5	155.0
Investing activities	(81.8)	(324.2)	(35.5)	(22.0)	(54.5)
Financing activities	165.7	93.2	(6.9)	(161.5)	36.6
Depreciation and amortization of intangible assets	112.4	114.0	105.9	109.1	108.0
Capital expenditures	60.1	58.5	37.6	22.0	39.1

	March 31,
(in millions)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$524.1	$298.0	$391.0	$263.9	$287.9
Working capital (7)	638.9	549.7	486.8	484.6	558.1
Total assets	3,473.8	3,290.9	3,099.7	3,016.5	3,218.8
Total debt (8)	2,131.6	2,423.7	2,314.1	2,215.5	2,526.1
Stockholders’ equity (deficit)	428.5	(80.8)	(88.2)	(57.5)	(177.8)
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2013 reflects the acquisition of Cline subsequent to December 13, 2012 and excludes the assets associated with a divestiture of an engineered chain business located in Shanghai, China on December 18, 2012. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisitions and the assets divested on the date of that divestiture.

(2)
Consolidated financial data as of and for the year ended March 31, 2012 reflects the acquisition of Autogard subsequent to April 2, 2011 and VAG subsequent to October 10, 2011 and excludes the assets associated with a divestiture of a German subsidiary on July 19, 2011. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisitions and the assets divested on the date of that divestiture.

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

(4)
In the year ended March 31, 2013, the Company recognized a $10.1 million incremental charge related to a legal settlement reached in connection with ongoing litigation associated with alleged failure or anticipated failure of Zurn brass fittings.

(5)
On July 19, 2011, the Company sold substantially all of the net assets of a non-material business based in Germany. The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012.

(6)	The Company's IPO closed on April 3, 2012. Therefore, the common stock issued in connection with the IPO is not included in the outstanding shares as of March 31, 2012 or any prior date.

(7)	Working capital represents total current assets less total current liabilities.

(8)	Total debt represents long-term debt plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition covers periods prior to the acquisition of Autogard Holdings Limited and affiliates ("Autogard"), VAG Holdings GmbH and affiliates ("VAG"), and Cline Acquisition Corporation ("Cline"), and the divestiture of a non-material, underperforming business (the "divestiture"). Our financial performance includes Autogard subsequent to April 2, 2011, VAG subsequent to October 10, 2011, Cline subsequent to December 13, 2012, and excludes the divestiture subsequent to July 19, 2011. Accordingly, the discussion and analysis does not reflect the impact of the Autogard, VAG, and Cline transactions or the divestiture prior to their respective dates. On December 18, 2012 the Company divested of a non-core, engineered chain business located in Shanghai, China and have presented the results of this divested operation as discontinued operations. Prior year financial statements have been reclassified in accordance with ASC 205-20, Discontinued Operations. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2013, or fiscal 2013, means the period from April 1, 2012 to March 31, 2013.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also “Cautionary Notice Regarding Forward-Looking Statements” found elsewhere in this report.
The information contained in this section is provided as a supplement to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. This section is organized as follows:
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
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2013 and 2012 in each case as compared to the prior period's performance.
Non-GAAP Financial Measure. This section provides an explanation of certain Non-GAAP financial measures we use.
Covenant Compliance. This section provides a description of certain restrictive covenants with which our senior secured credit facilities require us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2013, 2012 and 2011, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2013.
Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and commodity prices.
Company Overview
We believe we are a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly trusted brands that serve a diverse array of global end-markets. Our heritage of innovation and specification have allowed us to provide highly engineered, mission critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our company in a disciplined way and the Rexnord Business System ("RBS") is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.

Restructuring and Other Similar Costs
During fiscal 2013, we continued to execute various restructuring actions initiated in the prior fiscal year. These restructuring actions were implemented to reduce operating costs while also modifying our footprint to reflect changes in the markets we serves and the impact of acquisitions on our overall manufacturing capacity. The restructuring actions primarily resulted in workforce reductions and lease terminations. We recorded restructuring charges of $8.6 million during fiscal 2013.
We recorded restructuring charges of $6.8 million for the year ended March 31, 2012, primarily consisting of severance costs related to workforce reductions and the consolidation of certain North American water and waste water treatment facilities. We did not record any restructuring charges during the fiscal year ended March 31, 2011.
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
The largest component of our cost of sales is cost of materials, which represented approximately 36% of net sales in fiscal 2013. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 15% of net sales in fiscal 2013.
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
Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2013, 2012 and 2011 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no other significant post-shipment obligations.
Receivables. Receivables are stated net of allowances for doubtful accounts of $7.7 million at March 31, 2013 and $6.2 million at March 31, 2012. On a regular basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 50% and 60% of the Company’s total inventories as of March 31, 2013 and 2012, respectively, were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $4.9 million, $2.6 million and $3.9 million, during fiscal 2013, 2012 and 2011, respectively.
Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment.
Intangible assets are amortized over the shorter of their legal life or estimated useful life as follows:

Trademarks and tradenames	No amortization (indefinite life)
Patents	2 to 15 years
Customer relationships	1 to 15 years
Tangible fixed assets are depreciated to their residual values on a straight-line basis over their estimated useful lives as follows:

Land	No depreciation
Buildings and improvements	10 to 30 years
Machinery and equipment	5 to 10 years
Computer hardware and software	3 to 5 years
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
Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections and a market value approach. The estimated fair value of the Company's reporting units was dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projection
We expect to recognize amortization expense on the intangible assets subject to amortization of $49.7 million in fiscal 2014, fiscal 2015, and fiscal 2016, $30.6 million in fiscal 2017, and $20.1 million in fiscal 2018.
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
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Part II Item 8, Note 16 Retirement Benefits to the consolidated financial statements of this Annual Report for additional information.

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
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management's evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to certain foreign and state net operating loss carryforwards and a partial valuation allowance against certain others; as well as a partial valuation allowance against foreign tax credit carryforwards.
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
Asbestos Claims and Insurance for Asbestos Claims. As noted in Part II Item 8, Note 19 - Commitments and Contingencies of notes to the consolidated financial statements, of this Annual Report, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
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
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2013 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued another update to Accounting Standards Codifications ("ASC") No. 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 will not have a material impact on our results of operations, financial position or cash flows.
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
In July 2012, the FASB issued an update to ASC No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on indefinite-lived intangible asset impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In addition, in September 2011, the FASB issued a similar update which also permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to forgo the qualitative assessment for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. We have opted to forgo the qualitative assessment and, as required, we performed a quantitative test for our annual impairment tests performed in the third quarter of fiscal 2013.

Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of March 31, 2013 through the date of this filing. Subsequent to the balance sheet date the Company entered into an Incremental Assumption Agreement relating to the Second Amended and Restated Credit Agreement, which reduced the effective rate applicable to the borrowings under its term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment of the term loan facility. The amount of the $150.0 million prepayment was classified in current maturities of debt on the balance sheet at March 31, 2013. See Part II Item 8 Note 24 Subsequent Events for further information.
Results of Operations
Fiscal Year Ended March 31, 2013 Compared with the Fiscal Year Ended March 31, 2012:
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2013	March 31, 2012	Change	% Change
Process & Motion Control	$1,266.1	$1,310.7	$(44.6)	(3.4)%
Water Management	739.0	633.5	105.5	16.7%
Consolidated	$2,005.1	$1,944.2	$60.9	3.1%

Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2013 was $1,266.1 million compared to $1,310.7 million in the prior year. Core net sales (which excludes 2.4% related to adverse foreign currency fluctuations and the unfavorable impact of our second quarter fiscal 2012 divestiture) decreased 1% over the prior year as growth in sales to our mining, energy and aerospace end-markets was offset by slower global industrial demand in our remaining end-markets.
Water Management
Water Management net sales for the year ended March 31, 2013 increased 16.7% to $739.0 million compared to the prior year primarily due to the acquisition of VAG in October 2012. Core net sales increased 1% as market share gains and increased alternative market sales within our non-residential construction end-markets were partially offset by expected lower shipments to our North American municipal water end-markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2013	March 31, 2012	Change	% Change
Process & Motion Control	$232.2	$233.8	$(1.6)	(0.7)%
% of net sales	18.3%	17.8%	0.5%
Water Management	67.9	51.2	16.7	32.6%
% of net sales	9.2%	8.1%	1.1%
Corporate	(44.7)	(39.7)	(5.0)	(12.6)%
Consolidated	$255.4	$245.3	$10.1	4.1%
% of net sales	12.7%	12.6%	0.1%
Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2013 was $232.2 million, or 18.3% of net sales.  Ongoing restructuring initiatives impacted operating performance for the year ended March 31, 2013 and 2012 by $6.4 million and $0.8 million, respectively.  Excluding the impact of restructuring, income from operations as a percent of sales increased 90 basis points from the prior year to 18.8%.  The improvement in fiscal 2013 operating margin resulted from productivity gains and efficiencies as well as the realization of cost savings associated with our previously implemented restructuring programs, which was partially offset by investments in growth initiatives.

Water Management
Water Management income from operations for the year ended March 31, 2013 increased 32.4% to $67.9 million, or 9.2% of net sales.  Previously announced restructuring initiatives impacted operating performance for the year end March 31, 2013 and 2012 by $2.2 million and $5.1 million, respectively. Additionally, income from operations in fiscal year 2012 included an inventory fair value adjustment primarily related to the acquisition of VAG. Excluding these items, income from operations as a percent of sales increased 17.4% over the comparable prior year to 9.5%.
Corporate
Corporate expenses were $44.7 million in fiscal 2013 compared to $39.7 million in fiscal 2012. The increase was primarily due to a $10.1 million incremental charge taken in the second quarter of fiscal 2013 related to a legal settlement in connection with ongoing litigation associated with alleged failure or potential future failure of Zurn brass fittings. See Part II Item 8, Note 19 Commitments and Contingencies for additional information. The $10.1 million of incremental expense was primarily offset by lower year-over-year fourth quarter pension adjustment. In accordance with our policy on retirement benefits, we recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the time of re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year. The fiscal 2013 fourth quarter pension adjustment was $5.5 million compared to $9.1 million in the prior year.
Interest expense, net
Interest expense, net was $153.3 million in fiscal 2013 compared to $176.2 million in fiscal 2012. The year-over-year reduction in interest expense is primarily the result of the reduction in outstanding debt related to the Company's April 2012 full redemption of the then-outstanding $300.0 million 11.75% senior subordinated notes due 2016 (the "11.75% Notes") discussed below. The impact of the debt reduction on interest expense was partially offset by higher weighted average borrowing rates on our term loans.
Loss on extinguishment of debt
During fiscal 2013, we recorded a $24.0 million loss on extinguishment of debt resulting from two debt transactions. During the first quarter of fiscal 2013 we recognized a $21.1 million loss from the early redemption of all of the then- outstanding 11.75% Notes, which primarily consisted of a $17.6 million premium related to redemption and $3.5 million of a non-cash write-off of the deferred financing costs. Additionally, during the third quarter of fiscal 2013, we completed a re-pricing of the effective interest rate on our term loan facilities and recognized a pre-tax loss of $2.9 million related to the portion of debt that was considered modified in the accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $1.3 million of fees paid to lenders, and the non-cash write-off of $1.1 million of unamortized deferred financing costs and $0.5 million of original issue discount. During fiscal 2012 we recorded a $0.7 million and $10.0 million loss on debt extinguishment as a result of the extinguishment of the PIK toggle senior indebtedness and the refinancing of the senior secured credit facilities, respectively.
Other expense, net
Other expense, net for fiscal 2013 was $2.9 million and consisted of management fee expense of $15.0 million to terminate our management agreement with Apollo, foreign currency transaction losses of $6.8 million and other miscellaneous losses of $1.3 million, partially offset by a CDSOA recovery of $16.6 million and a $3.6 million gain on the sale of property, plant and equipment. Other expense, net for fiscal 2012 was $7.1 million and consisted of management fee expense of $3.0 million, foreign currency transaction losses of $5.2 million and other miscellaneous income of $1.1 million.
Provision for income taxes
The income tax provision in fiscal 2013 was $20.3 million or an effective tax rate of 27.0%. The provision recorded was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which were generally below the U.S. federal statutory rate, the recognition of certain foreign-related branch losses for U.S. income tax purposes and the reduction in the valuation allowance recorded against certain state net operating losses in which the realization of such benefits was now deemed more-likely-than-not; partially offset with the increase in the valuation allowance related to foreign tax credit carryforwards for which such realization was not deemed more-likely-than-not. The income tax provision in fiscal 2012 was $9.4 million or an effective tax rate of 20.9%. The provision recorded was below the U.S. federal statutory rate of 35% due to the utilization of certain U.S. foreign tax credit carryforwards that had a valuation allowance recorded against them based upon the original determination that the realization of such benefits was not deemed more-likely-than-not; and the recognition of certain foreign related branch losses for U.S. income tax purposes, partially offset with the an increase in the valuation allowance related to foreign net operating loss carryforwards for which such realization was not deemed more-likely-than-not.

Net income from continuing operations
Our net income from continuing operations in fiscal 2013 increased 54.6% to $54.9 million compared to a net income from continuing operations of $35.5 million in fiscal 2012 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2013 was $0.55. Comparability between periods is impacted by the dilutive effect of the current year increase in average outstanding shares primarily resulting from our initial public offering in April 2012.
(Loss) income from discontinued operations
Our net loss from discontinued operations was $4.8 million in fiscal 2013 compared to $5.6 million in fiscal 2012. The loss from discontinued operations relates to the divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. On December 18, 2012, we completed the sale of that business for a total sale price of $2.5 million and recorded a pre-tax loss on disposal of approximately $0.5 million. The pre-tax loss on disposal is combined with other operating expenses during the period in the loss on discontinued operations for fiscal 2013.
Fiscal Year Ended March 31, 2012 Compared with the Fiscal Year Ended March 31, 2011
Net Sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	Change	% Change
Process & Motion Control	$1,310.7	$1,150.4	$160.3	13.9%
Water Management	633.5	524.5	109.0	20.8%
Consolidated	$1,944.2	$1,674.9	$269.3	16.1%
Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2012 increased 13.9% from the prior year to $1,310.7 million. Core net sales, which excludes foreign currency fluctuations and a 2% unfavorable year-over-year impact from the divestiture, increased by 14% year-over-year, due to solid demand, market share gains across the majority of our served global markets, and new product growth.
Water Management
Water Management net sales for the year ended March 31, 2012 increased 20.8% from the prior year to $633.5 million. Core net sales, which excludes foreign currency fluctuations and the 19% impact of the VAG acquisition, increased by 2% year-over-year, primarily due to market share gains and increased alternative market sales, which was partially offset by lower shipments to our North American municipal water markets.
Income from Operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	Change	% Change
Process & Motion Control	$233.8	$179.2	$54.6	30.5%
% of net sales	17.8%	15.6%	2.2%
Water Management	51.2	69.4	(18.2)	(26.2)%
% of net sales	8.1%	13.2%	(5.1)%
Corporate	(39.7)	(31.4)	(8.3)	26.4%
Consolidated	$245.3	$217.2	$28.1	12.9%
% of net sales	12.6%	13.0%	(0.4)%
Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2012 increased 30.5% to $233.8 million or 17.8% of net sales (including $0.8 million of restructuring charges) compared to $179.2 million or 15.6% of net sales in fiscal 2011. Income from operations as a percent of net sales increased 220 basis points from the prior period as the result of productivity gains and operating leverage on higher year-over-year sales volume net of investment in new product development and global growth capabilities.

Water Management
Water Management income from operations for the year ended March 31, 2012 was $51.2 million or 8.1% of net sales. Fiscal 2012 operating margins were adversely impacted by $5.1 million of restructuring charges and $5.3 million of inventory adjustments primarily related to the acquisition of VAG (an aggregate 160 basis point impact). Excluding restructuring and the inventory adjustment income from operations for the year ended March 31, 2012 was $61.7 million or 9.7% of net sales compared to $69.4 million or 13.2% of net sales in fiscal 2011. Adjusted income from operations as a percent of sales decreased 350 basis point year-over-year as a result of lower profitability of certain long-lead time projects within the North American municipal water markets, short-term facility consolidation costs as well as the mix impact of the VAG acquisition.
Corporate
Corporate expenses were $39.7 million in fiscal 2012, which includes $9.1 million of expense related to the fourth quarter adjustment for actuarial losses on pension and postretirement benefit obligations, compared to expenses of $31.4 million in fiscal 2011. In accordance with our policy on retirement benefits, we recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the time of re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year.
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
Provision (benefit) for Income Taxes. The income tax provision in fiscal 2012 was $9.4 million or an effective tax rate of 20.9%. The provision recorded was below the U.S. federal statutory rate of 35% due to the utilization of certain U.S. foreign tax credit carryforwards which had a valuation allowance recorded against them based upon the original determination that the realization of such benefits was not deemed more-likely-than-not; the recognition of certain foreign related branch losses for U.S. income tax purposes, partially offset with the an increase in the valuation allowance related to foreign net operating loss carryforwards for which such realization was not deemed more-likely-than-not. The income tax benefit in fiscal 2011 was $(10.2) million or an effective tax rate of 16.1%. The benefit recorded was below the U.S. federal statutory rate of 35% mainly due to the effect of an increase in the valuation allowance related to foreign tax credit carryforwards for which such realization was not deemed more-likely-than-not.
Net income (loss) from continuing operations
Our net income from continuing operations in fiscal 2012 was $35.5 million compared to a net loss from continuing operations of $53.1 million in fiscal 2011 due to the factors described above. Diluted income per share from continuing operations in fiscal 2012 was $0.50 compared to a loss of $0.80 in fiscal 2011.
(Loss) income from discontinued operations
Our net loss from discontinued operations was $5.6 million in fiscal 2012 as compared to net income from discontinued operations of $1.8 million in fiscal 2011. The loss from discontinued operations relates to the divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. On December 18, 2012, we completed the sale of that business. The net loss in fiscal 2012 and net income in fiscal 2011 represent the operating results of the discontinued operation in the respective historical period.

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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our senior secured credit facilities, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA for the fiscal year ended March 31, 2013 of $405.0 million and net income for the same period of $50.1 million.
Covenant Compliance
The credit agreement and indenture that governs our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indenture that governs our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio of 5.0 to 1.0 as of the end of each fiscal quarter (our ratio was 1.09 to 1.0 at March 31, 2013). Certain covenants contained in the indenture that governs our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indenture, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0 (our ratio was 2.73 to 1.0 at March 31, 2013). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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
As of March 31, 2013, the calculation of Adjusted EBITDA under our senior secured credit facilities results in a substantially identical calculation to the table below. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the period indicated below.

(dollars in millions)	Year ended March 31, 2013
Net income	$50.1
Interest expense, net	153.3
Income tax provision	20.3
Depreciation and amortization	112.4
EBITDA	$336.1
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	5.7
Loss from discontinued operations, net of tax (1)	4.8
Restructuring and other similar charges (2)	8.6
Loss on extinguishment of debt (3)	24.0
Stock-based compensation expense	7.1
LIFO expense (4)	5.7
Zurn PEX loss contingency	10.1
Other expense, net (5)	2.9
Subtotal of adjustments to EBITDA	$68.9
Adjusted EBITDA	$405.0
Pro forma adjustment for acquisition of Cline (6)	$2.3
Pro forma Adjusted EBITDA	$407.3
Fixed charges (7)	$149.4
Ratio of Adjusted EBITDA to Fixed Charges	2.73	x
Senior secured bank indebtedness (8)	$443.0
Senior secured bank leverage ratio (9)	1.09	x
__________________________________

(1)
Represents the loss on discontinued operations related to a non-core engineered chain business located in Shanghai, China. During the third quarter of fiscal 2013, the Company completed the sale of the business. See Part II Item 8, Note 4 Discontinued Operations of the consolidated financial statements for more information.

(2)
Represents restructuring costs comprised of workforce reduction, lease termination, and other facility rationalization costs. See Part II Item 8, Note 5 Restructuring and Other Similar Costs of the consolidated financial statements for more information.

(3)
The loss on extinguishment of debt for fiscal 2013 is the result of our early redemption of the 11.75% Notes in the first quarter of fiscal 2013 and the re-pricing of our outstanding term loans in the third quarter of fiscal 2013. See Part II Item 8, Note 11 Long-Term Debt of the consolidated financial statements for more information.

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(5)
Other expense, net for the year ended March 31, 2013, consists of management fee expense of $15.0 million to terminate our management agreement with Apollo, foreign currency transaction losses of $6.8 million, a CDSOA recovery of $16.6 million, gain on sale of property, plant and equipment of $3.6 million and other miscellaneous expense of $1.3 million.

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of Cline for the period from April 1, 2012 through December 13, 2012 as permitted by our senior secured credit facilities and indenture that governs our notes.

(7)	The indenture governing our senior notes defines fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $491.7 million (as defined by the senior secured credit facilities) at

March 31, 2013. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

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
As of March 31, 2013, we had $524.1 million of cash and cash equivalents and $324.9 million of additional borrowing capacity ($224.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). No provision has been made for United States income taxes related to approximately $138.5 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Part II Item 8, Note 24 Income Taxes for further information. As of March 31, 2013, the available borrowings under our credit facility have been reduced by $40.1 million due to outstanding letters of credit. As of March 31, 2012, we had $298.0 million of cash and approximately $234.5 million of additional borrowing capacity ($134.5 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. As noted elsewhere herein, on April 24, 2013, we used $150.0 million of cash to repay a portion of our outstanding term loans, which was reflected on the balance sheet in current maturities of debt.
Cash Flows
Net cash provided by operating activities in fiscal 2013 was $144.5 million compared to $139.3 million in fiscal 2012. The increase in operating cash flows were impacted by a number of transactional items. Specifically, in connection with our April 2012 initial public offering (“IPO”), we incurred a $15.7 million fee (including out of pocket expenses) to terminate our management agreement with Apollo (a $12.7 million year-over-year increase in management fees). We also utilized a portion of our IPO proceeds to complete a full redemption of $300.0 million of our then-outstanding 11.75% Notes, which substantially contributed to a $22.1 million reduction in cash interest year-over-year. Subsequent to the closing of our IPO, option holders exercised approximately 3.7 million shares in the fiscal year with an intrinsic value of approximately $56.1 million. These exercises generated a future tax benefit of $18.1 million that is reflected as a source of cash in the financing section of the statement of cash flows. However, in accordance with ASC 230 Statement of Cash Flows, an offsetting use of cash to record an excess tax benefit on stock option exercises must be presented as an operating cash flow activity. Additionally, in April 2012, we received approximately $18.5 million in CDSOA (Continued Dumping and Subsidy Offset Act) recoveries representing the disbursement of cumulative amounts withheld by Customs and Border Protection from anti-dumping recoveries dating back to 2006 (see Part II, Item 8, Note 6 Recovery Under Continued Dumping and Subsidy Offset Act of the consolidated financial statements for more information). Excluding the aforementioned transactional cash flow impacts, investments in trade working capital contributed to an incremental $22.5 million use of cash which was partially offset by the remaining $17.9 million of operating cash flows generated on higher year-over-year net sales.
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
Cash used for investing activities was $81.8 million in fiscal 2013 compared to a use of $324.2 million in fiscal 2012. The use of cash in fiscal 2013 included $21.0 million for the acquisition of Cline as well as the acquisition of the remaining minority interest in VAG-Valves India Private Limited and the acquisition of an independently owned VAG sales office in the United Kingdom (net of cash acquired), compared to $256.8 million of cash used for the acquisition of VAG and Autogard (net of cash acquired) in fiscal 2012. Fiscal 2013 and fiscal 2012 also included a use of cash of $9.7 million and $17.9 million, respectively, through the funding of a loan receivable in connection with our participation in the New Market Tax Credit program (see Part II Item 8, Note 11 Long-Term Debt for additional information). In addition, we invested an incremental $1.6 million of capital expenditures over the prior year and received proceeds of $9.0 million in connection with the sale of certain property, plant and equipment and the divestiture of a non-core Process & Motion Control business located in Shanghai, China during fiscal 2013. In fiscal 2012 we also received $9.0 million of cash proceeds in connection with the sale of certain property, plant and equipment and the divestiture of a non-material business based in Germany within the Process & Motion Control segment during fiscal 2012.

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
Cash provided by financing activities was $165.7 million in fiscal 2013 compared to $93.2 million in fiscal 2012. The cash provided by financing activities in fiscal 2013 consisted of $458.3 million of proceeds from the closing of our IPO on April 3, 2012, net of underwriters fees and other direct costs of the offering. During fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program (to fund two domestic plant modernization projects) and $14.0 million from other foreign borrowings. These sources of cash were partially offset by the full redemption on April 17, 2012 of our $300.0 million of then-outstanding 11.75% Notes, a related $17.6 million early redemption premium, and other net repayments of debt of $21.4 million (including $11.8 million from our term loan). Additionally, $18.1 million was recognized in fiscal 2013 as an excess tax benefit on option exercises that occurred throughout the fiscal year. The cash provided by financing activities in fiscal 2012 consisted of a $945.3 million (net of $4.7 million unamortized original issue discount) source of cash borrowed under the new term loan issued in connection with the refinancing of our senior secured credit facilities in March 2012, proceeds of $23.4 million related to the New Market Tax Credit financing, as well as a $10.7 million payment of debt issuance costs, partially offset by the $760.0 million repayment of the old term loans in connection with the refinancing of the senior secured credit facilities, $93.5 million repayment to retire the then-outstanding PIK toggle senior indebtedness and net repayments of outstanding borrowings of $8.2 million (including a $1.5 million payment on our then-outstanding term loan). Additionally, $2.1 million of cash was provided by the issuance of common stock.
Cash provided by financing activities was $93.2 million during fiscal 2012 compared to a use of $6.9 million during fiscal 2011. The cash used for financing activities in fiscal 2011 consisted of a source of cash from the issuance of $1,145.0 million of the 8.50% Notes, the proceeds of which were utilized to retire $1,067.4 million of previously outstanding senior notes, pay the $63.5 million tender premium to holders of the retired senior notes, as well as $14.6 million of related debt issue costs. Additionally, we made repayments of $3.7 million of other long-term debt (including a $2.0 million payment on our term loan and a $0.9 million payment to redeem 100% of our then-outstanding 9.50% senior notes) and $0.8 million of net short-term borrowings at various foreign subsidiaries. Additionally, $1.0 million of cash was used for the repurchase of common stock and $1.4 million of net cash used resulting from stock option exercises and subsequent repurchases of shares.
Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2013 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
8.50% Senior notes due 2018	$1,145.0	$—	$—	$—	$1,145.0
Term loans (1)	938.2	157.9	15.8	13.8	750.7
8.875% Senior notes due 2016	2.0	—	—	2.0	—
Other long-term debt	49.9	11.4	1.0	—	37.5
Interest on long-term debt obligations	646.0	130.6	254.0	252.6	8.8
Purchase commitments	193.4	167.8	14.1	8.4	3.1
Operating lease obligations	58.3	15.9	20.9	12.3	9.2
Pension and post retirement plans (2)	64.0	13.1	28.3	22.6	n/a
Totals	$3,096.8	$496.7	$334.1	$311.7	$1,954.3
_______________________

(1)
Excludes an unamortized original issue discount of $3.5 million at March 31, 2013. In addition, reflects the classification of $150.0 million as current maturities as a result of our repayment of that amount in April 2013.

(2)	Represents expected pension and post retirement contributions and benefit payments to be paid directly by us. Contributions and benefit payments beyond fiscal 2018 cannot be reasonably estimated.
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $27.5 million as of March 31, 2013, have been excluded from the contractual obligations table above. See Part II Item 8, Note 17 Income Taxes of the consolidated financial statements for more information related to our unrecognized tax benefits.

Our pension and postretirement benefit plans are discussed in detail in Part II Item 8, Note 16 Retirement Benefits of the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other postretirement benefits for employees at certain foreign locations. See “Risk Factors - Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”
Indebtedness
As of March 31, 2013 we had $2,131.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2013	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans (1)	934.7	157.9	776.8
8.875% Senior notes due 2016	2.0	—	2.0
Other (2)	49.9	11.4	38.5
Total	$2,131.6	$169.3	$1,962.3

(1)
Includes an unamortized original issue discount of $3.5 million at March 31, 2013. In addition, reflects the classification of $150.0 million as current maturities as a result of our repayment of that amount in April 2013.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Part II Item 8, Note 11 Long-Term Debt of the consolidated financial statements for a description of our outstanding indebtedness.
Subsequent to the balance sheet date we entered into an Incremental Assumption Agreement relating to the Second Amended and Restated Credit Agreement, which reduced the effective rate applicable to the borrowings under its term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, we made a $150.0 million prepayment of the term loan facility. The $150.0 million of prepayment was classified within current maturities of debt on the balance sheet at March 31, 2013. See Part II Item 8, Note 24 Subsequent Events for further information.
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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See Part I Item 1A “Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows”.
Approximately 33% of our sales originated outside of the United States in fiscal 2013. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2013, stockholders' equity decreased by $14.3 million from March 31, 2012 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of March 31, 2013, the result would have decreased stockholders' equity by approximately $40.5 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2013, we had entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for USD, USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of March 31, 2013 are set to expire between April 2013 and December 2013 and have total notional amounts in connection with CAD for USD contracts of $10.0 million CAD ($10.2 million USD) with contract rates ranging between $0.98CAD:$1USD to $0.99CAD:$1USD, USD for EUR contracts of $0.5 million USD (€0.4 million EUR) with rates ranging between $1.29USD:€1EUR to $1.34USD:€1EUR and EUR for CZK of €2.5 million EUR (63.6 million CZK) with rates approximating €0.04EUR:1CZK. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.9 million decrease in the fair value of foreign exchange forward contacts as of March 31, 2013.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2013, our outstanding borrowings under the term loan facility were $934.7 million (net of $3.5 million unamortized original issue discount). As of March 31, 2013, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 4.50%, determined as the LIBO rate (subject to a 1% floor) plus 3.50%.
During the fourth quarter of fiscal 2012, we terminated the interest rate swap agreements aligned to the term loans under our prior credit facilities. See Part II Item 8, Note 11 for more information on the refinancing of our senior secured credit facility and the termination of our interest rate swaps. We will continue to assess the appropriateness of hedging interest rate risk with our outstanding variable debt under our current senior secured credit facilities.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 44% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2013 market interest rate would increase interest expense under the senior secured credit facilities by approximately $1.9 million on an annual basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information with respect to the Company's market risk is contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements included in this Form 10-K include the accounts of Rexnord Corporation and subsidiaries (collectively, the "Company”).
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2013 and 2012 and
for the years ended March 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Rexnord Corporation

We have audited the accompanying consolidated balance sheets of Rexnord Corporation (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexnord Corporation at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexnord Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
May 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Rexnord Corporation

We have audited Rexnord Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rexnord Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rexnord Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013 of Rexnord Corporation and our report dated May 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
May 21, 2013

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2013	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$524.1	$298.0
Receivables, net	350.4	337.9
Inventories, net	326.2	320.3
Other current assets	46.4	62.1
Total current assets	1,247.1	1,018.3
Property, plant and equipment, net	410.7	419.2
Intangible assets, net	613.5	647.1
Goodwill	1,118.4	1,114.7
Insurance for asbestos claims	35.0	42.0
Other assets	49.1	49.6
Total assets	$3,473.8	$3,290.9
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of debt	$169.3	$10.3
Trade payables	208.3	215.6
Compensation and benefits	55.6	61.8
Current portion of pension and postretirement benefit obligations	5.7	6.3
Interest payable	48.1	49.9
Other current liabilities	121.2	124.7
Total current liabilities	608.2	468.6

Long-term debt	1,962.3	2,413.4
Pension and postretirement benefit obligations	170.8	160.5
Deferred income taxes	225.3	245.7
Reserve for asbestos claims	35.0	42.0
Other liabilities	43.7	41.5
Total liabilities	3,045.3	3,371.7

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 98,108,438 at March 31, 2013 and 67,741,271 at March 31, 2012	1.0	0.7
Additional paid-in capital	784.0	298.6
Retained deficit	(311.5)	(361.6)
Accumulated other comprehensive loss	(38.7)	(11.3)
Treasury stock at cost; 900,904 shares at March 31, 2013 and March 31, 2012	(6.3)	(6.3)
Total Rexnord stockholders' equity (deficit)	428.5	(79.9)
Non-controlling interest	—	(0.9)
Total stockholders' equity (deficit)	428.5	(80.8)
Total liabilities and stockholders' equity (deficit)	$3,473.8	$3,290.9

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Net sales	$2,005.1	$1,944.2	$1,674.9
Cost of sales	1,273.7	1,254.1	1,082.4
Gross profit	731.4	690.1	592.5
Selling, general and administrative expenses	406.2	387.1	326.7
Zurn PEX loss contingency	10.1	—	—
Restructuring and other similar charges	8.6	6.8	—
Amortization of intangible assets	51.1	50.9	48.6
Income from operations	255.4	245.3	217.2
Non-operating (expense) income:
Interest expense, net	(153.3)	(176.2)	(180.8)
Loss on the extinguishment of debt	(24.0)	(10.7)	(100.8)
Loss on divestiture	—	(6.4)	—
Other (expense) income, net	(2.9)	(7.1)	1.1
Income (loss) from continuing operations before income taxes	75.2	44.9	(63.3)
Provision (benefit) for income taxes	20.3	9.4	(10.2)
Net income (loss) from continuing operations	54.9	35.5	(53.1)
(Loss) income from discontinued operations, net of tax	(4.8)	(5.6)	1.8
Net income (loss)	$50.1	$29.9	$(51.3)

Net income (loss) per share from continuing operations:
Basic	$0.57	$0.53	$(0.80)
Diluted	$0.55	$0.50	$(0.80)
Net (loss) income per share from discontinued operations:
Basic	$(0.05)	$(0.08)	$0.03
Diluted	$(0.05)	$(0.08)	$0.03
Net income (loss) per share:
Basic	$0.52	$0.45	$(0.77)
Diluted	$0.50	$0.42	$(0.77)
Weighted-average number of shares outstanding (in thousands)
Basic	95,972	66,751	66,757
Effect of dilutive stock options	3,894	5,314	—
Diluted	99,866	72,065	66,757

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in Millions)

	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Net income (loss)	$50.1	$29.9	$(51.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14.3)	0.2	8.5
Unrealized gain on interest rate derivatives, net of tax	—	4.8	(0.8)
Change in pension and other postretirement defined benefit plans, net of tax	(13.1)	(32.3)	9.4
Other comprehensive (loss) income, net of tax	(27.4)	(27.3)	17.1
Total comprehensive income (loss)	$22.7	$2.6	$(34.2)

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Millions, except share amounts)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2010	$0.7	$—	$285.1	$(340.2)	$(1.0)	$(2.1)	$—	$(57.5)
Comprehensive income (loss):
Net loss	—	—	—	(51.3)	—	—	—	(51.3)
Foreign currency translation adjustments	—	—	—	—	8.5	—	—	8.5
Unrealized loss on interest rate derivatives, net of $0.5 income tax benefit	—	—	—	—	(0.8)	—	—	(0.8)
Change in pension and other postretirement defined benefit plans, net of $5.2 income tax expense	—	—	—	—	9.4	—	—	9.4
Total comprehensive loss	—	—	—	(51.3)	17.1	—	—	(34.2)
Stock-based compensation expense	—	—	5.6	—	—	—	—	5.6
Tax benefit on option exercises, net of write-off of deferred tax asset	—	—	0.3	—	—	—	—	0.3
Exercise of stock options, net of shares surrendered as proceeds	—	—	1.8	—	—	(3.2)	—	(1.4)
Repurchase of common stock, 114,474 shares	—	—	—	—	—	(1.0)	—	(1.0)
Balance at March 31, 2011	0.7	—	292.8	(391.5)	16.1	(6.3)	—	(88.2)

Comprehensive income (loss):
Net income	—	—	—	29.9	—	—	—	29.9
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1	0.2
Unrealized gain on interest rate derivatives, net of $3.1 income tax expense	—	—	—	—	4.8	—	—	4.8
Change in pension and other postretirement defined benefit plans, net of $19.5 income tax benefit	—	—	—	—	(32.3)	—	—	(32.3)
Total comprehensive income	—	—	—	29.9	(27.4)	—	0.1	2.6
Stock-based compensation expense	—	—	3.7	—	—	—	—	3.7
Non-controlling interest in VAG sales subsidiary	—	—	—	—	—	—	(1.0)	(1.0)
Sale of common stock	—	—	2.1	—	—	—	—	2.1
Balance at March 31, 2012	0.7	—	298.6	(361.6)	(11.3)	(6.3)	(0.9)	(80.8)

Comprehensive income (loss):
Net income	—	—	—	50.1	—	—	—	50.1
Foreign currency translation adjustments	—	—	—	—	(14.3)	—	—	(14.3)
Change in pension and other postretirement defined benefit plans, net of $6.9 income tax benefit	—	—	—	—	(13.1)	—	—	(13.1)
Total comprehensive income	—	—	—	50.1	(27.4)	—	—	22.7
Stock-based compensation expense	—	—	7.1	—	—	—	—	7.1
Issuance of common stock in IPO, net of direct offering costs	0.3	—	458.0	—	—	—	—	458.3
Exercise of stock options, net of shares surrendered	—	—	2.0	—	—	—	—	2.0
Acquisition of non-controlling interest	—	—	0.2	—	—	—	0.9	1.1
Tax benefit on stock option exercises	—	—	18.1	—	—	—	—	18.1
Balance at March 31, 2013	$1.0	$—	$784.0	$(311.5)	$(38.7)	$(6.3)	$—	$428.5
(1) Represents a 20% non-controlling interest formerly held by a local director of VAG-Valves India Private Limited. During the third quarter of fiscal 2013, the Company purchased that interest.
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Operating activities
Net income (loss)	$50.1	$29.9	$(51.3)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	61.3	63.1	57.3
Amortization of intangible assets	51.1	50.9	48.6
Amortization of deferred financing costs	3.9	7.8	7.9
(Gain) loss on dispositions of property, plant and equipment	(3.6)	1.2	1.7
Deferred income taxes	(15.4)	(22.2)	(22.7)
Equity in earnings of unconsolidated affiliates	—	—	(4.1)
Non-cash loss on divestiture	—	4.5	—
Non-cash restructuring charges	—	4.6	—
Other non-cash charges	7.3	14.8	1.4
Loss on extinguishment of debt	24.0	10.7	100.8
Stock-based compensation expense	7.1	3.7	5.6
Interest expense converted to long-term debt	—	—	6.6
Changes in operating assets and liabilities:
Receivables	(20.3)	(33.8)	(28.8)
Inventories	(12.8)	(3.4)	(2.7)
Other assets	7.5	(10.7)	(5.1)
Accounts payable	(4.3)	22.3	41.7
Accruals and other	(11.4)	(4.1)	7.6
Cash provided by operating activities	144.5	139.3	164.5

Investing activities
Expenditures for property, plant and equipment	(60.1)	(58.5)	(37.6)
Acquisitions, net of cash acquired	(21.0)	(256.8)	1.2
Loan receivable for financing under New Market Tax Credit incentive program	(9.7)	(17.9)	—
Proceeds from dispositions of property, plant and equipment	6.7	5.6	—
Proceeds from divestiture, net of cash	2.3	3.4	0.9
Cash used for investing activities	(81.8)	(324.2)	(35.5)

Financing activities
Proceeds from borrowings of long-term debt	15.4	960.6	1,145.0
Repayments of long-term debt	(313.2)	(762.0)	(1,071.1)
Proceeds from borrowings of short-term debt	12.6	10.7	2.0
Repayments of short-term debt	(8.2)	(105.0)	(2.8)
Payment of deferred financing fees	(2.0)	(13.2)	(14.6)
Payment of tender premium	(17.6)	—	(63.5)
Net proceeds from issuance of common stock	458.3	2.1	—
Purchase of common stock	—	—	(1.0)
Proceeds (payments) from exercise of stock options	2.3	—	(1.4)
Excess tax benefit on exercise of stock options	18.1	—	0.5
Cash provided (used) by financing activities	165.7	93.2	(6.9)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(1.3)	5.0
Increase (decrease) in cash and cash equivalents	226.1	(93.0)	127.1
Cash and cash equivalents at beginning of period	298.0	391.0	263.9
Cash and cash equivalents at end of period	$524.1	$298.0	$391.0

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

1. Basis of Presentation and Description of Business
The consolidated financial statements included herein have been prepared by Rexnord Corporation (“Rexnord” or the "Company"), in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the periods presented.
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
Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2013, 2012 and 2011 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no post-shipment obligations.
The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Share Based Payments
The Company accounts for share based payments in accordance with ASC 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s stock option plans in Note 15.
Per Share Data
Basic net income (loss) per share from continuing and discontinued operations is computed by dividing net income from continuing operations and loss from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the fiscal year ended March 31, 2013, 2012 and 2011 excludes 2,924,547, 431,459 and 3,312,689 shares due to their anti-dilutive effects, respectively.
Receivables
Receivables are stated net of allowances for doubtful accounts of $7.7 million at March 31, 2013 and $6.2 million at March 31, 2012. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Significant Customers
The Company’s largest customer accounted for 7.9%, 7.4% and 8.0% of consolidated net sales for the years ended March 31, 2013, 2012 and 2011, respectively. Receivables related to this Process & Motion Control industrial distributor at March 31, 2013 and 2012 were $13.9 million and $12.3 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 50% and 60% of the Company’s total inventories as of March 31, 2013 and 2012, respectively, were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), patents and non-compete intangibles. The customer relationships, patents and non-compete intangibles are being amortized using the straight-line method over their estimated useful lives of 1 to 15 years, 2 to 15 years and 2 to 5 years, respectively. Goodwill, trademarks and tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow and market value approach analysis.
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
Deferred Financing Costs
Other assets at March 31, 2013 and 2012, include deferred financing costs of $18.5 million and $26.7 million, respectively, net of accumulated amortization of $6.7 million and $27.4 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt. During the first quarter of fiscal 2013, the Company completed a full redemption of all then-outstanding 11.75% senior subordinated notes due 2016 (the "11.75% Notes"), which resulted in a non-cash write-off of $3.5 million of unamortized deferred financing costs. During the third quarter of fiscal 2013, the Company entered into an Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduced the effective interest rate applicable to the borrowings under the term loan facility. In connection with that debt modification the Company recognized a non-cash write-off of $1.1 million of unamortized deferred financing costs. Additionally, the Company capitalized $0.4 million of deferred financing costs related to the debt modification as well as other debt transactions entered into during fiscal 2013. See Note 11 for additional information regarding the above debt transactions.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2013	Year Ended March 31, 2012	Year Ended March 31, 2011
Balance at beginning of period	$8.7	$8.6	$10.7
Acquired obligations	—	1.1	—
Charged to operations	4.4	1.6	5.6
Claims settled	(4.3)	(2.6)	(7.7)
Balance at end of period	$8.8	$8.7	$8.6
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company's business, there is inherent uncertainty in quantifying the ultimate tax outcome of all of the numerous transactions and required calculations relating to the Company's tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and it is recorded as a component of the overall income tax provision.
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
See Note 17 for more information on income taxes.
Accumulated Other Comprehensive Loss
At March 31, 2013, accumulated other comprehensive loss consisted of $0.7 million of foreign currency translation gains and $39.4 million, after tax, of unrecognized actuarial losses and unrecognized prior services costs, net of tax. At March 31, 2012, accumulated other comprehensive loss consisted of $15.0 million of foreign currency translation gains and $26.3 million of unrecognized actuarial losses and unrecognized prior services costs, net of tax.
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

The Company accounts for derivative instruments based on ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to applying fair value to derivative instruments at Note 13. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. As of March 31, 2013, the Company does not have any derivative instruments that are designated and qualify as hedging instruments. If a derivative instrument is designated and qualifies as an effective hedging instrument under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive income (loss) whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating income (expense). See Note 12 for further information regarding the classification and accounting for the Company’s derivative financial instruments.
Financial Instrument Counterparties
The Company is exposed to credit losses in the event of non-performance by counterparties to its financial instruments. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and foreign currency contracts with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss). Currency transaction gains and (losses) are included in other non-operating income (expense) in the consolidated statements of operations and totaled $(6.8) million, $(5.2) million and $1.5 million for the years ended March 31, 2013, 2012 and 2011, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $10.0 million, $10.2 million, and $8.2 million for the years ended March 31, 2013, 2012 and 2011, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses as incurred for the years ended March 31, 2013, 2012 and 2011 as follows (in millions):

	Year Ended March 31, 2013	Year Ended March 31, 2012	Year Ended March 31, 2011
Research and development costs	$13.7	$15.4	$11.5
Engineering costs	24.3	22.4	22.2
Total	$38.0	$37.8	$33.7
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.
Recent Accounting Pronouncements
In February 2013, the FASB issued another update to ASC No. 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 will not have a material impact on the Company's results of operations, financial position or cash flows.
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
In July 2012, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") No. 350, Intangibles - Goodwill and Other, which now permits entities to initially perform a qualitative assessment on indefinite-lived intangible asset impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In addition, in September 2011, the FASB issued a similar update which also permits entities to initially perform a qualitative assessment on goodwill impairment to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity also has the option to forgo the qualitative assessment for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company has opted to forgo the qualitative assessment and, as required, the Company performed a quantitative test for our annual impairment tests during in the third quarter of fiscal 2013.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of March 31, 2013 through the date of this filing. Subsequent to the balance sheet date the Company entered into an Incremental Assumption Agreement relating to the Second Amended and Restated Credit Agreement, which reduced the effective rate applicable to the borrowings under its term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment of the term loan facility. The $150.0 million of prepayment was classified within current maturities of debt on the balance sheet at March 31, 2013. See Note 24 Subsequent Events for further information.

3. Acquisitions and Divestitures
Cline Acquisition
On December 13, 2012, the Company acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.6 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition is a product line extension of the Company's existing Process & Motion Control service offerings and expands its presence in the southeast region of the U.S. As a result of this transaction, the Company acquired $21.8 million of intangible assets consisting of $12.2 million of goodwill (which is not deductible for tax purposes) and $9.6 million of all other intangible assets based on the Company's initial purchase price allocation. The purchase price allocation is subject to final working capital and valuation adjustments which are allowable and expected to be completed within the one year period following the acquisition date. The Company’s results of operations include Cline subsequent to December 13, 2012.
Discontinued China Operation
On December 18, 2012, the Company sold a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. See Note 4 Discontinued Operations for further formation.
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

German Divestiture
On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming business within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million. The Company recorded a pre-tax loss on divestiture of $6.4 million during fiscal 2012. The Company's financial position and results of operations exclude the divested entity subsequent to July 19, 2011.
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

4. Discontinued Operations
During fiscal 2013, the Company completed the sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform for a total sale price of $2.5 million. The Company recorded a pre-tax loss on disposal of approximately $0.5 million during the third quarter of fiscal 2013. The Company has no continuing involvement in the business subsequent to the sale.
The results of operations of the business and the pre-tax loss on disposal are presented on the consolidated Statement of Operations as (loss) income from discontinued operations, net of tax. In connection with this presentation, the Company classified the discontinued operation's assets of $8.5 million and liabilities of $7.5 million as held for sale as of March 31, 2012. The net assets held for sale consisted mainly of working capital balances and were recorded in the consolidated balance sheet within the other current assets and other current liabilities line items. Prior year financial statements have been reclassified in accordance with ASC 205-20, Discontinued Operations.

5. Restructuring and Other Similar Costs
During fiscal 2013, the Company continued to execute various restructuring actions initiated in the prior fiscal year. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves and the impact of acquisitions on the overall manufacturing capacity. These restructuring actions primarily resulted in workforce reductions and lease termination costs. The Company recorded restructuring charges of $8.6 million during the fiscal 2013. Substantially all of the restructuring expense related to these actions is expected to be completed by the end of the second quarter of fiscal 2014.
During fiscal 2012, the Company commenced certain restructuring actions to reduce operating costs and complete the consolidation of certain North American water and waste water treatment facilities. The Company recorded restructuring charges of $6.8 million during the fiscal 2012. The Company did not have any restructuring charges for the year ended March 31, 2011.
The following table summarizes the Company's restructuring costs incurred during the years ended March 31, 2013 and 2012 by classification of operating segment (in millions):

	Year Ended March 31, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$5.3	$1.5	$—	$6.8
Lease termination and other costs	1.1	0.7	—	1.8
Total restructuring and other similar costs	$6.4	$2.2	$—	$8.6

	Year Ended March 31, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.8	$2.6	$0.9	$4.3
Lease termination and other costs	—	2.5	—	2.5
Total restructuring and other similar costs	$0.8	$5.1	$0.9	$6.8

	Restructuring Costs To-date (Period from April 1, 2011 to March 31, 2013)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$6.1	$4.1	$0.9	$11.1
Lease termination and other costs	1.1	3.2	—	4.3
Total restructuring and other similar costs	$7.2	$7.3	$0.9	$15.4

The following table summarizes the activity in the Company's restructuring reserve for the fiscal years ended March 31, 2013 and 2012 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2011	$—	$0.9	$0.9
Charges	4.3	2.5	6.8
Cash payments	(2.4)	(2.8)	(5.2)
Restructuring reserve, March 31, 2012 (1)	1.9	0.6	2.5
Charges	6.8	1.8	8.6
Cash payments	(5.0)	(2.3)	(7.3)
Restructuring reserve, March 31, 2013 (1)	$3.7	$0.1	$3.8

(1)	The restructuring reserve is included in other current liabilities in the consolidated balance sheets.

6. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the U.S., participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. Through its participation the Company provided relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years. In February 2006, U.S. legislation was enacted that ended CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has received periodic recoveries in the current and prior fiscal years.
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During the first quarter of fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during the first quarter of fiscal 2013 representing its pro rata share of amounts withheld since 2006. The Company did not receive any recoveries during the remainder of fiscal 2013. During fiscal 2012 and 2011, the Company recorded $2.4 million and $0.7 million of income, respectively. These recoveries are included in "Other (expense) income, net" on the consolidated statement of operations for each respective fiscal year. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2013	2012
Finished goods	$203.0	$201.7
Work in progress	73.5	64.7
Raw materials	43.0	41.5
Inventories at First-in, First-Out ("FIFO") cost	319.5	307.9
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	6.7	12.4
	$326.2	$320.3
8. Property, Plant and Equipment
Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2013	2012
Land	$33.5	$34.9
Buildings and improvements	212.8	208.7
Machinery and equipment	359.8	335.2
Hardware and software	69.1	48.2
Construction in-progress	21.9	33.0
	697.1	660.0
Less accumulated depreciation	(286.4)	(240.8)
	$410.7	$419.2

9. Goodwill and Intangible Assets
During the third quarter of fiscal 2013, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. Pursuant to the guidance, an impairment loss would be recognized if the estimated fair value of the intangible asset or reporting unit is less than its carrying amount. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present. The estimated fair value of the Company's reporting units was dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projections.
The changes in the net carrying value of goodwill and identifiable intangible assets for the years ended March 31, 2013 and 2012 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2011	$855.9	$190.7	$147.2	$7.1	$—	$345.0
Acquisitions	9.1	1.6	6.2	—	0.1	7.9
Amortization	—	—	(28.0)	(1.1)	(0.1)	(29.2)
Currency translation adjustment	0.3	—	0.2	—	—	0.2
Net carrying amount as of March 31, 2012	$865.3	$192.3	$125.6	$6.0	$—	$323.9
Acquisitions	12.2	1.9	7.7	—	—	9.6
Amortization	—	—	(28.2)	(1.1)	—	(29.3)
Currency translation adjustment	(0.4)	(0.3)	(0.2)	—	—	(0.5)
Net carrying amount as of March 31, 2013	$877.1	$193.9	$104.9	$4.9	$—	$303.7
Water Management
Net carrying amount as of March 31, 2011	$160.3	$101.7	$187.5	$10.4	$0.1	$299.7
Acquisitions	88.1	33.6	10.0	2.2	—	45.8
Amortization	—	—	(19.6)	(2.1)	—	(21.7)
Currency translation adjustment	1.0	(0.3)	(0.3)	—	—	(0.6)
Net carrying amount as of March 31, 2012	$249.4	$135.0	$177.6	$10.5	$0.1	$323.2
Acquisitions	0.4	—	—	—	—	—
Purchase price allocation adjustments	(5.5)	3.9	5.8	0.2	—	9.9
Amortization	—	—	(20.0)	(1.7)	(0.1)	(21.8)
Currency translation adjustment	(3.0)	(0.8)	(0.6)	(0.1)	—	(1.5)
Net carrying amount as of March 31, 2013	$241.3	$138.1	$162.8	$8.9	$—	$309.8
Consolidated
Net carrying amount as of March 31, 2011	$1,016.2	$292.4	$334.7	$17.5	$0.1	$644.7
Acquisitions	97.2	35.2	16.2	2.2	0.1	53.7
Amortization	—	—	(47.6)	(3.2)	(0.1)	(50.9)
Currency translation adjustment	1.3	(0.3)	(0.1)	—	—	(0.4)
Net carrying amount as of March 31, 2012	$1,114.7	$327.3	$303.2	$16.5	$0.1	$647.1
Acquisitions	12.6	1.9	7.7	—	—	9.6
Purchase price allocation adjustments	(5.5)	3.9	5.8	0.2	—	9.9
Amortization	—	—	(48.2)	(2.8)	(0.1)	(51.1)
Currency translation adjustment	(3.4)	(1.1)	(0.8)	(0.1)	—	(2.0)
Net carrying amount as of March 31, 2013	$1,118.4	$332.0	$267.7	$13.8	$—	$613.5

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2013 and March 31, 2012 are as follows (in millions):

		March 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.6	$(24.8)	$13.8
Customer relationships (including distribution network)	12 years	562.9	(295.2)	267.7
Intangible assets not subject to amortization - trademarks and tradenames		332.0	—	332.0
		$933.5	$(320.0)	$613.5

		March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.5	$(22.0)	$16.5
Customer relationships (including distribution network)	12 years	550.2	(247.0)	303.2
Non-compete	5 years	0.2	(0.1)	0.1
Intangible assets not subject to amortization - trademarks and tradenames		327.3	—	327.3
		$916.2	$(269.1)	$647.1

Intangible asset amortization expense totaled $51.1 million, $50.9 million and $48.6 million for the years ended March 31, 2013, 2012 and 2011, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.7 million in fiscal year 2014, fiscal year 2015, and in fiscal year 2016, $30.6 million in fiscal year 2017, and $20.1 million in fiscal year 2018.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31,
	2013	2012
Customer advances	$19.0	$17.2
Sales rebates	16.2	16.5
Commissions	7.5	7.5
Restructuring and other similar charges (1)	3.8	2.5
Product warranty (2)	8.8	8.7
Risk management reserves (3)	9.3	9.5
Legal and environmental reserves	14.8	14.4
Liabilities held-for-sale (4)	—	7.5
Deferred income taxes	11.1	7.6
Taxes, other than income taxes	9.0	8.5
Income taxes payable	7.5	6.6
Other	14.2	18.2
	$121.2	$124.7
____________________

(1)	See more information related to the restructuring obligations balance within Note 5.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

(4)
During the third quarter of fiscal 2013, the Company completed the sale of an engineered chain business in Shanghai, China which is classified as discontinued operations. See more information related to the liabilities held-for-sale balance within Note 4.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31,
	2013	2012
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans (1)	934.7	945.3
11.75% Senior subordinated notes due 2016	—	300.0
8.875% Senior notes due 2016	2.0	2.0
10.125% Senior subordinated notes due 2012	—	0.3
Other (2)	49.9	31.1
Total	2,131.6	2,423.7
Less current maturities	169.3	10.3
Long-term debt	$1,962.3	$2,413.4
____________________

(1)	Includes an unamortized original issue discount of $3.5 million and $4.7 million at March 31, 2013 and March 31, 2012, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million and $23.4 million as of March 31, 2013 and March 31, 2012, respectively.

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
In the third quarter of fiscal 2013, the Company entered into a further Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduced the effective interest rate applicable to the borrowings under the term loan facility by fifty (50) basis points. The Company recognized a related pre-tax loss of $2.9 million related to the portion of debt that was considered modified in accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $1.3 million of fees paid to lenders, a non-cash write-off of $1.1 million of deferred financing costs and $0.5 million of original issue discount, respectively.
As of March 31, 2013, the Company's outstanding borrowings under the term loan facility were $934.7 million (net of $3.5 million unamortized original issue discount). For the fourth quarter of fiscal 2013, borrowings under the Second Restated Credit Agreement had an effective and weighted average interest rate of 4.50%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.50%. As of March 31, 2013, interest rates under the Second Restated Credit Agreement were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of Above Base Rate ("ABR") Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 3.50% plus a Eurocurrency rate (subject to a 1% LIBOR floor).
On April 24, 2013, the Company entered into another Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduces the effective interest rate applicable to the borrowings under the term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment on the term loan facility. The $150.0 million of prepayment was classified within current maturities of debt on the balance sheet at March 31, 2013. See Note 24 Subsequent Events for further information.
Additionally, for revolving commitments subject to a first lien senior secured leverage test, the Company's applicable margin above the base rate (as described above) is 2.75% in the case of ABR borrowings and 3.75% in the case of Eurocurrency borrowings. In the event the Company's senior secured leverage ratio exceeds 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would increase twenty-five (25) basis points. The Company's actual senior secured bank leverage ratio was 1.09x to 1.00 as of March 31, 2013.

As of March 31, 2013, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.375% per annum.
As of March 31, 2013, the remaining mandatory principal payments prior to maturity on the term loan facilities was $37.4 million. During fiscal 2013, principal payments of approximately $2.4 million were made at the end of each calendar quarter. In connection with the Incremental Assumption Agreement dated April 24, 2013, principal payments of $2.0 million are scheduled to be made at the end of each calendar quarter until December 31, 2017.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at March 31, 2013 or March 31, 2012; however, $40.1 million and $45.5 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2013 and March 31, 2012, respectively.
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
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Second Restated Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of March 31, 2013, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted senior secured bank leverage ratio (the Company's sole financial maintenance covenant) of 5.00x to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At March 31, 2013, the Company had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The Company also had outstanding $2.0 million in principal of the 8.875% senior notes due 2016.
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

The Indenture contains customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in the Indenture. In addition, payment on the 8.50% Notes may or shall be accelerated per the terms of the indenture upon certain events of default or a change of control. Events of default include, among others, the failure to pay principal and interest when due, a breach of the Company's agreements under the Indenture, certain non-payments or defaults under other indebtedness, and events of bankruptcy. As of March 31, 2013, the Company was in compliance with all applicable covenants under the Indenture.
The above covenants are also subject to a number of important qualifications. For example, the Indenture does not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the Indenture, such as certain sale/leaseback transactions; nor does the Indenture impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the Indenture). In addition, despite the above restrictions, the Company may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the Indenture, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance.
The indenture governing the other outstanding notes does not contain material restrictive covenants, and permits optional redemption of the notes on certain terms at certain prices.
Former Senior Subordinated Notes
During the first quarter of fiscal 2013, the Company completed a full redemption of all $300.0 million principal amount of then-outstanding 11.75% senior subordinated notes due 2016 (the "11.75% Notes") for $325.0 million in cash, which included $7.4 million of accrued interest and $17.6 million of early redemption premiums. The Company recognized related pre-tax expense of $21.1 million, which was comprised of the $17.6 million early redemption premiums and a $3.5 million non-cash write-off of unamortized deferred financing costs. Upon the redemption, the indenture governing the 11.75% Notes was discharged in accordance with its terms.
During the third quarter of fiscal 2013, the Company retired $0.3 million of 10.125% senior subordinated notes due 2012 upon reaching their scheduled maturity.
April 2010 Cash Tender Offers and $1,145.0 Million Note Offering
In fiscal 2011, the Company issued the 8.50% Notes in a private offering. The proceeds from the offering were used to fund (including transaction costs) the Company's cash tender offers for previously outstanding debt. The Company accounted for the cash tender offers and the issuance of the 8.50% Notes in accordance with ASC 470-50. Pursuant to this guidance, the cash tender offers were accounted for as an extinguishment of debt. The Company recognized a $100.8 million loss on the debt extinguishment in fiscal 2011, which was comprised of a $63.5 million bond tender premium paid to lenders, as well as the $25.4 million non-cash write-off of deferred financing fees and $11.9 million net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $14.6 million of third party transaction costs, which are being amortized over the life of the 8.50% Notes as interest expense using the effective interest method.
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

The aggregate loans of $37.4 million are recorded in Long-Term Debt on the consolidated balance sheet and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the consolidated balance sheet. The Company incurred $0.7 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.
At March 31, 2013 and March 31, 2012, various wholly-owned subsidiaries had outstanding debt of $49.9 million and $31.1 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.
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
At March 31, 2013, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of March 31, 2013. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of March 31, 2013, Funding was in compliance with all applicable covenants and performance ratios.
Future Debt Maturities
Future maturities of debt as of March 31, 2013 were as follows (in millions):

Year ending March 31:
2014	$169.3
2015	8.4
2016	8.4
2017	9.9
2018	5.9
Thereafter (1)	1,929.7
$2,131.6

(1)	Includes the unamortized original issue discount of $3.5 million at March 31, 2013 from the term loan facility.

Cash interest paid for the years ended March 31, 2013, 2012 and 2011 was $149.4 million, $171.5 million, and $143.6 million, respectively.

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
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”), USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of March 31, 2013 expire between April 2013 and December 2013 and have total notional amounts in connection with CAD for USD contracts of $10.0 million CAD ($10.2 million USD) with contract rates ranging between $0.98CAD:$1USD to $0.99CAD:$1USD, USD for EUR contracts of $0.5 million USD (€0.4 million EUR) with rates ranging between $1.29USD:€1EUR to $1.34USD:€1EUR and EUR for CZK of €2.5 million EUR (63.6 million CZK) with rates approximating €0.04EUR:1CZK.
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
Interest Rate Swaps
Effective March 5, 2012, in connection with the Company's refinancing of the senior secured credit facility, the Company terminated the three interest rate swaps previously aligned to the prior term loans. See Note 11 Long-Term Debt for additional information on the refinancing of senior secured credit facilities. As a result of the termination of the interest rate swaps, there were no related balances reflected in the consolidated balance sheets as of March 31, 2013 and March 31, 2012. See amounts recognized within the consolidated statements of operations for the twelve months ended March 31, 2012 and March 31, 2011 related to the Company’s interest rate swaps within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 13 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following table indicates the location and the fair value of the Company's derivative instruments within the consolidated balance sheet.
Fair value of derivatives not designated as hedging instruments under ASC 815-20 (in millions):

	Asset Derivatives
	March 31, 2013	March 31, 2012	Balance Sheet Classification
Foreign currency forward contracts	$0.3	$—	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$0.1	$—	Other current liabilities

The following tables indicate the location and the amount of gains and losses associated with the Company's derivative instruments, net of tax, recognized within the consolidated statements of operations. The information is segregated between designated, qualifying ASC 815-20 hedging instruments and non-qualifying, non-designated hedging instruments (in millions):

Derivative instruments designated as cash flow hedging relationships under ASC 815-20	Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
		Year Ended
		March 31, 2013	March 31, 2012	March 31, 2011
Interest rate swaps	Interest expense, net	$—	$(5.8)	$(7.5)
	Loss on the extinguishment of debt	—	(3.2)	—
	Total	$—	$(9.0)	$(7.5)

		Amount recognized in other income (expense), net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain or (loss) recognized in income on derivatives	Year Ended
		March 31, 2013	March 31, 2012	March 31, 2011
Foreign currency forward contracts	Other income (expense), net	$0.5	$0.5	$(0.1)

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
The Company's fair value measurements which were impacted by ASC 820 as of March 31, 2013 include:
Foreign Currency Forward Contracts
The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.
The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the year ended March 31, 2013. The fair value of financial instrument assets and liabilities as of March 31, 2012 was immaterial.

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2013 (in millions):

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3

Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2013 and March 31, 2012 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the consolidated balance sheets as of March 31, 2013 and March 31, 2012 was approximately $2,131.6 million and $2,423.7 million, respectively, whereas the fair value of long-term debt as of March 31, 2013 and March 31, 2012 was approximately $2,254.1 million and $2,524.9 million, respectively. The fair value is based on quoted market prices for the same issues.
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

14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2018. Rent expense under operating leases totaled $16.0 million, $14.8 million and $11.4 million for the years ended March 31, 2013, 2012 and 2011, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2013 is as follows (in millions):

Year ending March 31:
2014	$15.9
2015	12.1
2016	8.8
2017	6.6
2018	5.7
Thereafter	9.2
$58.3

15. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
In connection with the Apollo transaction, the Board of Directors adopted, and stockholders approved, the 2006 Stock Option Plan (the “2006 Option Plan”). Persons eligible to receive options under the 2006 Option Plan include officers, employees or directors of the Company or any of its subsidiaries and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to options under the 2006 Option Plan equals 11,239,290 shares. Following the consummation of the Company's initial public offering in April 2012, all outstanding unvested options under the 2006 Option Plan, including that portion of options that was scheduled to vest with respect to fiscal 2012 Company performance, were amended to vest solely based on continued employment with the Company over the 5 year vesting period.
In the fourth quarter of fiscal 2012, the Board of Directors (with stockholder approval) adopted the Rexnord Corporation 2012 Incentive Plan (the "2012 Incentive Plan", and together with the 2006 Option Plan, the "Option Plans"), which operates as a successor plan to the 2006 Option Plan. The 2012 Incentive Plan is intended to continue to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards and performance-based cash awards to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders, but broadens the types of awards permitted by the 2006 Option Plan. The options under the 2012 Incentive Plan have a maximum term of ten years after the grant date with 50% of the options vesting three years after the grant date and the remaining 50% vesting five years after the grant date, with the exception of options granted to directors of the Company, which vest ratably over three years. With the adoption of the 2012 Incentive Plan, no further options will be granted under the 2006 Option Plan.
The 2012 Incentive Plan permits the grant of awards that may deliver up to an aggregate of 8,350,000 shares of common stock further subject to limits on the number of shares that may be delivered pursuant to incentive stock options, on the shares that may be delivered on the awards to any individual in a single year, within the meaning of Section 162(m) of the Internal Revenue Code. The 2012 Incentive Plan is administered by the Compensation Committee.
The fair value of each option granted under the Option Plans was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Year Ended March 31, 2011
Expected option term (in years)	7.5	7.5	7.5
Expected volatility factor	34%	34%	39%
Weighted-average risk free interest rate	1.71%	1.64%	2.28%
Expected dividend rate	0.0%	0.0%	0.0%
Options granted under the Option Plans have a term of ten years. Management’s estimate of the option term for options granted under the Option Plans is 7.5 years based on the midpoint between when the options vest and when they expire. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Option Plans during fiscal 2013, 2012 and 2011 was $8.22, $7.46 and $4.04, respectively. The total fair value of options vested during fiscal 2013, 2012 and 2011 was $2.2 million, $9.0 million and $5.6 million.
During fiscal 2013, 2012 and 2011, the Company recorded $7.1 million, $3.7 million and $5.6 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.5 million for fiscal 2013, $1.4 million for fiscal 2012, and $2.2 million for fiscal 2011). During fiscal 2013, 2012 and 2011, the Company also recorded $18.1 million, $0.0 million and $0.5 million, respectively, of an excess tax benefit related to stock options exercised during the fiscal year. As of March 31, 2013, there was $19.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.8 years.

Other information relative to stock options and the changes period over period are as follows:

	Year-Ended March 31, 2013		Year-Ended March 31, 2012		Year-Ended March 31, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	10,874,371	$5.27	10,700,275	$4.74	10,401,197	$4.38
Granted	2,626,157	20.56	431,459	18.74	894,981	8.89
Exercised (1)	(3,746,740)	3.77	(5,465)	4.80	(424,362)	4.31
Canceled/Forfeited	(303,591)	13.58	(251,898)	5.39	(171,541)	6.08
Outstanding at end of period (2)	9,450,197	$9.85	10,874,371	$5.27	10,700,275	$4.74
Exercisable at end of period (3)	5,879,052	$5.30	8,949,922	$4.49	6,206,848	$4.06
______________________

(1)	The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $56.1 million, $0.1 million and $1.9 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding is 6.1 years at March 31, 2013, 5.7 years at March 31, 2012 and 6.6 years at March 31, 2011. The aggregate intrinsic value of options outstanding at March 31, 2013 is $108.8 million.

(3)
The weighted average remaining contractual life of options exercisable is 4.6 years at March 31, 2013, 5.0 years at March 31, 2012 and 5.8 years at March 31, 2011. The aggregate intrinsic value of options exercisable at March 31, 2013 is $93.7 million.

	Shares	Weighted Average Grant Date Fair Value
Non-vested options at March 31, 2012	1,924,449	$3.77
Granted	2,626,157	8.22
Vested	(684,792)	3.20
Canceled/Forfeited	(294,669)	5.61
Non-vested options at March 31, 2013	3,571,145	$6.99

16. Retirement Benefits
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
During the fourth quarter of fiscal 2011, the Company voluntarily changed its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans. Previously, the Company recognized actuarial gains and losses as a component of stockholders' equity on the consolidated balance sheet and amortized the actuarial gains and losses over participants' average remaining service period, or average remaining life expectancy, when all or almost all plan participants are inactive, as a component of net periodic benefit cost if the unrecognized gain or loss exceeded 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the beginning of the year (the "corridor"). Under the new method, the net actuarial gains or losses in excess of the corridor are recognized immediately in operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis would continue to primarily be comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Pension Benefits:
Service cost	$1.9	$1.9	$2.0
Interest cost	31.6	33.6	33.3
Expected return on plan assets	(31.9)	(33.1)	(36.3)
Amortization of:
Prior service cost	0.6	0.3	0.3
Curtailment	0.2	—	—
Recognition of actuarial losses (gains)	7.2	7.5	(0.2)
Net periodic benefit cost	$9.6	$10.2	$(0.9)
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.5	1.8	2.0
Amortization:
Prior service credit	(2.0)	(2.0)	(2.0)
Recognition of actuarial (gains) losses	(1.7)	1.6	2.7
Net periodic benefit cost	$(2.1)	$1.5	$2.8

The Company made contributions to its U.S. qualified pension plan trusts of $8.4 million, $8.4 million and $11.7 million during the years ended March 31, 2013, 2012 and 2011, respectively.
During the first quarter of fiscal 2013, the Company froze the benefits for one of its U.S. pension plans, as a result a curtailment loss of $0.2 million was recognized.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2013	Year-Ended March 31, 2012	Year Ended March 31, 2013	Year-Ended March 31, 2012
Benefit obligation at beginning of period	$(679.0)	$(601.4)	$(37.0)	$(36.4)
Service cost	(1.9)	(1.9)	(0.1)	(0.1)
Interest cost	(31.6)	(33.6)	(1.5)	(1.8)
Actuarial (losses) gains	(50.5)	(76.1)	1.8	(1.0)
Plan amendments	0.4	—	—	—
Benefits paid	40.1	37.8	4.2	3.3
Plan participant contributions	(0.3)	(0.4)	(1.0)	(1.0)
Acquisitions	(1.2)	(6.6)	—	—
Curtailment	1.1	—	—	—
Translation adjustment	2.3	3.2	—	—
Benefit obligation at end of period	$(720.6)	$(679.0)	$(33.6)	$(37.0)
Plan assets at the beginning of the period	$549.2	$523.1	$—	$—
Actual return on plan assets	54.7	50.8	—	—
Contributions	13.3	13.7	4.2	3.3
Benefits paid	(40.1)	(37.8)	(4.2)	(3.3)
Acquisitions	1.1	—	—	—
Translation adjustment	(0.5)	(0.6)	—	—
Plan assets at end of period	$577.7	$549.2	$—	$—
Funded status of plans	$(142.9)	$(129.8)	$(33.6)	$(37.0)
Net amount on Consolidated Balance Sheet consists of:
Current liabilities	$(2.9)	$(3.0)	$(2.8)	$(3.3)
Long-term liabilities	(140.0)	(126.8)	(30.8)	(33.7)
Total net funded status	$(142.9)	$(129.8)	$(33.6)	$(37.0)
As of March 31, 2013, the Company had pension plans with a combined projected benefit obligation of $720.6 million compared to plan assets of $577.7 million, resulting in an under-funded status of $142.9 million compared to an under-funded status of $129.8 million at March 31, 2012. The Company’s underfunded status has increased year-over-year primarily as a result of the decreased interest rates in fiscal 2013. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension cost which could negatively affect the Company’s consolidated results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, at March 31, 2013 consist of the following (in millions):

	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$1.0	$(11.1)	$(10.1)
Unrecognized actuarial loss	70.4	0.8	71.2
Accumulated other comprehensive loss (income), gross	71.4	(10.3)	61.1
Deferred income tax provision (benefit)	(25.2)	3.5	(21.7)
Accumulated other comprehensive loss (income), net	$46.2	$(6.8)	$39.4
The amounts in accumulated other comprehensive (loss) income expected to be recognized as components of net expense during the next year are prior service cost (credit) of $0.2 million and $(2.0) million for pension benefits and other postretirement benefits, respectively.
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2013	March 31, 2012	March 31, 2011	March 31, 2013	March 31, 2012	March 31, 2011
Benefit Obligations:
Discount rate	4.25%	4.83%	5.75%	3.80%	4.40%	5.40%
Rate of compensation increase	3.42%	3.40%	3.40%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	4.83%	5.75%	5.93%	4.40%	5.40%	6.00%
Rate of compensation increase	3.40%	3.40%	3.40%	n/a	n/a	n/a
Expected return on plan assets	6.00%	6.58%	7.94%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.
The following table presents the Company’s target investment allocations for the year ended March 31, 2013 and actual investment allocations at March 31, 2013 and 2012.

	Plan Assets
	2013			2012
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	30%	30%	29%
Debt securities (including cash and cash equivalents)	55 - 80%	68%	67%	68%
Other	0 - 10%	2%	3%	3%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's principal U.S. pension plans.

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
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2013 and 2012, by asset category were as follows (in millions). For information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements.

	As of March 31, 2013
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.2	$4.1	$—	$5.3
Mutual and commingled funds (1)	—	508.1	—	508.1
Alternative investments (2)	—	—	52.0	52.0
Insurance contracts	—	—	12.3	12.3
Total	$1.2	$512.2	$64.3	$577.7

	As of March 31, 2012
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2.0	$5.8	$—	$7.8
Mutual and commingled funds (1)	—	477.8	—	477.8
Alternative investments (2)	—	—	54.8	54.8
Insurance contracts	—	—	8.8	8.8
Total	$2.0	$483.6	$63.6	$549.2

(1)
The Company's mutual and commingled funds primarily include investments in common stock, U.S. government securities, and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. Mutual and commingled funds are valued using quoted market prices of the underlying investments.

(2)
The Company's alternative investments include venture capital and partnership investments. Alternative investments are valued using the net assets value, which reflects the plan's share of the fair value of the investments.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2013 and 2012 (in millions):

	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2011	$44.3	$8.2	$52.5
Actual return on assets:
Related to assets held at reporting date	6.8	0.6	7.4
Related to assets sold during the period	0.1	—	0.1
Purchases, sales, issuances and settlements	3.6	—	3.6
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2012	54.8	8.8	63.6
Actual return on assets:
Related to assets held at reporting date	(0.6)	3.5	2.9
Related to assets sold during the period	1.8	—	1.8
Purchases, sales, issuances and settlements	(4.0)	—	(4.0)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2013	$52.0	$12.3	$64.3
During fiscal 2014, the Company expects to contribute approximately $6.7 million to its defined benefit plans and $2.8 million to its other postretirement benefit plans.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2014	$38.9	$2.8
2015	39.6	2.9
2016	40.2	2.9
2017	41.0	2.9
2018	41.6	2.9
2019-2023	216.0	12.4
Pension Plans That Are Not Fully Funded
At March 31, 2013, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $720.6 million, $710.5 million and $577.7 million, respectively.
At March 31, 2012, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $679.0 million, $667.4 million and $549.2 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 7.5% in fiscal 2013 grading down to 5.0% in fiscal 2018 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.2	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	2.7	2.7	2.6	(2.3)	(2.4)	(2.3)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.3 million, $0.3 million and $0.2 million for the years ended March 31, 2013, 2012 and 2011, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $14.2 million, $11.0 million, and $6.1 million for the years ended March 31, 2013, 2012 and 2011, respectively.

17. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable and amounts for tax items deferred to future periods, as well as adjustments relating to the Company's determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a valuation allowance against substantially all of our deferred tax assets relating to certain foreign and state net operating loss carryforwards and a partial valuation allowance against certain others, as well as a partial valuation allowance against foreign tax credit carryforwards.
Income Tax Provision (Benefit)
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended March 31,
	2013	2012	2011
Current:
United States	$0.1	$1.1	$0.3
Non-United States	16.9	16.7	11.1
State and local	1.0	1.6	0.5
Total current	18.0	19.4	11.9
Deferred:
United States	10.3	(0.7)	(19.1)
Non-United States	(7.0)	(6.4)	(2.1)
State and local	(1.0)	(2.9)	(0.9)
Total deferred	2.3	(10.0)	(22.1)
Provision (benefit) for income taxes	$20.3	$9.4	$(10.2)

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2013	2012	2011
Provision (benefit) for income taxes at U.S. federal statutory income tax rate	$26.3	$15.7	$(21.6)
State and local income taxes, net of federal benefit	3.0	0.9	(3.7)
Net effects of foreign rate differential	(5.4)	(1.9)	(2.2)
Net effects of foreign related operations	(4.2)	(4.3)	11.5
Net effect to deferred taxes for changes in tax rates	(0.1)	(1.2)	(0.4)
Unrecognized tax benefits, net of federal benefit	0.2	(0.8)	(1.5)
Change in net valuation allowance	—	(0.9)	7.6
Capitalized transaction costs	0.2	1.3	—
Other	0.3	0.6	0.1
Provision (benefit) for income taxes	$20.3	$9.4	$(10.2)
The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year ended March 31,
	2013	2012	2011
United States	$38.5	$21.3	$(91.0)
Non-United States	36.7	23.6	27.7
Income (loss) before income taxes	$75.2	$44.9	$(63.3)
Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2013	March 31, 2012
Deferred tax assets:
Compensation and retirement benefits	$82.5	$82.4
US federal and state tax operating loss carryforwards	63.8	72.3
Foreign tax credit carryforwards	50.5	54.9
Foreign net operating loss carryforwards	15.6	26.0
Other	20.2	11.1
Total deferred tax assets before valuation allowance	232.6	246.7
Valuation allowance	(73.1)	(90.3)
Total deferred tax assets	159.5	156.4
Deferred tax liabilities:
Property, plant and equipment	46.3	53.6
Inventories	34.6	34.5
Intangible assets and goodwill	236.7	243.2
Cancellation of indebtedness	78.4	78.4
Total deferred tax liabilities	396.0	409.7
Net deferred tax liabilities	$236.5	$253.3
These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities.

Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for deferred tax assets relating to certain foreign and state net operating loss carryforwards, as well as foreign tax credit carryforwards. Significant factors considered by management in this determination included the historical operating results of the Company (including the impairment charges recorded for the year ended March 31, 2009) as well as anticipated reversals of future taxable temporary differences. A valuation allowance was recorded at March 31, 2013 and 2012 for deferred tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. The significant reduction in both the foreign net operating loss carryforwards and valuation allowance presented above was generally not due to the utilization of these particular carryforwards but rather as a result of certain restructuring relating to the divestiture based in Germany (discussed in Note 3, Acquisitions and Divestiture) rendering the possible utilization of certain related net operating loss carryforwards remote. As such, the affected deferred tax asset has been written off against its related valuation allowance. The carryforward period for the foreign tax credit is ten years. The carryforward period for the U.S. federal net operating loss carryforward is twenty years. The carryforward periods for the state net operating losses range from five to twenty years. Certain foreign net operating loss carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign net operating losses is indefinite.
No provision has been made for United States income taxes related to approximately $138.5 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. Due to existing net operating loss and foreign tax credit carryforwards, no income tax liability would generally result if such earnings were repatriated to the U.S., other than potential withholding taxes of approximately $3.4 million.
Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2013, 2012 and 2011 was $16.7 million, $17.5 million and $15.3 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for unrecognized tax benefits as of March 31, 2013 and March 31, 2012 was $27.5 million and $34.1 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2013 and March 31, 2012 (in millions):

	Year Ended March 31,
	2013	2012
Balance at beginning of period	$29.6	$23.6
Additions based on tax positions related to the current year	—	7.8
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(5.0)	(0.3)
Reductions due to lapse of applicable statute of limitations	(0.8)	(1.3)
Cumulative translation adjustment	0.2	(0.2)
Balance at end of period	$24.0	$29.6
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2013 and March 31, 2012, the total amount of unrecognized tax benefits includes $10.5 million and $10.0 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the fiscal years ended March 31, 2013, 2012 and 2011 was $0.9 million, $0.8 million, and $1.1 million, respectively.
During the second quarter of fiscal 2013, the Company completed an examination of its German corporate income and trade tax returns relating to VAG's German operations for the tax periods ended December 31, 2006 through December 31, 2010. The majority of the settlement amount noted in the table above was a result of the completion of this examination. The Company paid approximately $0.4 million to conclude this examination; however, this amount was subsequently reimbursed by the prior owners in accordance with a tax indemnity agreement. In addition, as the Company was still within the one-year window from the acquisition date of VAG, the additional decrease in unrecognized net income tax benefits resulting from this settlement was treated as a reduction to goodwill versus a reduction to income tax expense.
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
18. Related Party Transactions
Management Services Fee
From 2006 to 2012, the Company had a management services agreement with an affiliate of Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to our business. Under the terms of the agreement, the Company incurred $3.0 million of costs in each of the years ended March 31, 2012 and 2011, plus out-of-pocket expenses in each period. Upon the consummation of the Company's IPO in fiscal 2013, the Company and Apollo and its affiliates terminated the management consulting agreement, and in connection with the termination Apollo and its affiliates have received $15.0 million (plus $0.7 million of unreimbursed expenses) from the Company. Such payment was negotiated as a reduced amount in lieu of the one-time termination fee of $20.1 million that Apollo otherwise would be entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement). No other costs or fees were incurred under the agreement in fiscal 2013.
Consulting Services
From 2006 to 2012, the Company had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, the Chairman of the Board, and two entities controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC (collectively, “Cypress”). The Cypress Agreement provided that Mr. Sherman had a right to serve as our Non-Executive Chairman of the Board. The Cypress Agreement also eliminated the annual consulting fees payable to Mr. Sherman and/or Cypress, but maintained provisions for the reimbursement of certain out-of-pocket expenses incurred in connection with performing the agreement. During fiscal 2013, 2012 and 2011, Mr. Sherman did not receive consulting fees under the Cypress Agreement; he did, however, receive fees in fiscal 2013, 2012 and 2011 for serving on Rexnord's board of directors, including $250,000 annually for serving as Chairman of the Board. The Cypress Agreement was terminated as of November 2012 as a consequence of the IPO and Cypress Industrial Holdings, LLC's then-pending dissolution.
During the years ended March 31, 2012 and 2011, the Company paid fees of approximately $0.2 million and $0.4 million, respectively, for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain of our minority stockholders. NLP provided consulting services to us related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives. During fiscal 2013, no fees were paid.
Stockholders' Agreements
In connection with the consummation of the Apollo transaction, the Company entered into two separate stockholders' agreements one with Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC (together with Rexnord Acquisition Holdings I, LLC, the “Apollo Holders”) and certain other of our stockholders, and the other with the Apollo Holders, George M. Sherman and Cypress (collectively, the “Stockholders' Agreements”). All terms of the Stockholders' Agreements terminated upon the consummation of the Company's IPO with the exception of the registration rights provisions described below.

Under the terms of the Stockholders' Agreements, the Company has agreed to register shares of our common stock owned by affiliates of the Apollo Holders and by Mr. Sherman under the following circumstances:

•
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

•
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

•
Registrations on Form S-3. The Apollo Holders may request in writing an unlimited number of demand registrations on Form S-3 of its restricted shares. At any time upon the written request from the Apollo Holders, prompt written notice of the proposed registration shall be given to each stockholder. Within 15 days of delivery of such notice, the stockholders may elect to include in such registration statement any restricted shares such person holds, subject to customary cutbacks. The Apollo Holders have made a request for demand registration on Form S-3 with respect to its restricted shares. Consequently, in April 2013, the Company filed a registration statement on Form S-3 related to the offer and sale of the shares of the Company's common stock by the Apollo Holders and by Mr. Sherman.

•
Holdback. In consideration of the foregoing registration rights, each stockholder has agreed not to transfer any restricted shares without the Company's prior written consent for a period not to begin more than 10 days prior to the effectiveness of the registration statement pursuant to which any Company public offering shall be made and not to exceed 90 days following the consummation of any future public offering.

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
Debt Transactions and Purchases of Debt Securities
From time to time, Apollo and the Company's directors and executive officers have purchased debt securities from, or financed borrowings involving, the Company, or otherwise purchased the Company's debt securities. The following paragraphs describe any such transactions that occurred during fiscal 2013 and the two previously completed fiscal years.
In April 2012, the Company redeemed $300.0 million in aggregate principal amount of its then-outstanding 11.75% Notes, and paid early redemption premiums of $17.6 million and $7.4 million of accrued interest. Certain of the Company's affiliates, including Messrs. Sherman, Adams and Jeyarajah were holders of the 11.75% Notes at the redemption date and, therefore, received payments of principal, as well as accrued interest and prepayment premiums, in respect of such indebtedness upon the redemption in the following amounts: $2.6 million, $0.3 million and $0.3 million, respectively.
During fiscal 2013, no debt securities were purchased by Apollo or the Company's directors and executive officers. During fiscal 2012, Mr. Sherman, the Company's Chairman and a director, purchased approximately $0.1 million of the Company's senior notes due 2018. During fiscal 2011, no debt securities were purchased by Apollo or the Company's directors and executive officers.
As of March 31, 2013, Apollo did not own any of the Company's outstanding indebtedness.

Other
One of the underwriters in the Company's IPO (Apollo Global Securities, LLC) is an affiliate of Apollo, and an affiliate of another underwriter in the IPO (Morgan Joseph TriArtisan LLC) is owned by an affiliate of Apollo. Those underwriters received customary discounts and commissions out of the Company's IPO proceeds in pro rata proportion to the other underwriters as follows: Apollo Global Securities received $1.4 million and Morgan Joseph TriArtisan LLC received $0.3 million.

19. Commitments and Contingencies
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

•
Multiple lawsuits (with approximately 1,000 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are numerous individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

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

•
Falk, through its successor entity, is a defendant in approximately 250 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 600 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2013, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 27,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2013, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $35.0 million of which Zurn expects to pay approximately $27.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $35.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2013, is approximately $254.2 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $178.2 million of aggregate liabilities.
As of March 31, 2013, the Company had a recorded receivable from its insurance carriers of $35.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $254.2 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $254.2 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC were named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claimed damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement received final court approval in February 2013, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses in an amount not to exceed $8.5 million and related administrative costs, which has been paid.
Historically, the Company's insurance carrier had funded the Company's defense in the above referenced proceedings. The Company, however, recently finalized a settlement agreement with its insurer, whereby the insurer paid the Company a lump sum in exchange for a release of future exposure related to this liability.
The Company has recorded a reserve related to this brass fittings liability, which takes into account, in pertinent part, the insurance carrier contribution, as well as exposure from the claims fund, opt-outs and the waiver of future insurance coverage.

20. Initial public offering and debt redemption
Initial Public Offering
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
21. Business Segment Information
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

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Net sales
Process & Motion Control	$1,266.1	$1,310.7	$1,150.4
Water Management	739.0	633.5	524.5
Consolidated	$2,005.1	$1,944.2	$1,674.9
Income (loss) from operations
Process & Motion Control	$232.2	$233.8	$179.2
Water Management	67.9	51.2	69.4
Corporate	(44.7)	(39.7)	(31.4)
Consolidated	$255.4	$245.3	$217.2
Non-operating income (expense):
Interest expense, net	$(153.3)	$(176.2)	$(180.8)
Loss on the extinguishment of debt	(24.0)	(10.7)	(100.8)
Loss on divestiture	—	(6.4)	—
Other (expense) income, net	(2.9)	(7.1)	1.1
Income (loss) from continuing operations before income taxes	75.2	44.9	(63.3)
Provision (benefit) for income taxes	20.3	9.4	(10.2)
Net income (loss) from continuing operations	$54.9	$35.5	$(53.1)
(Loss) income from discontinued operations, net of tax	(4.8)	(5.6)	1.8
Net income (loss)	$50.1	$29.9	$(51.3)
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$6.4	$0.8	$—
Water Management	2.2	5.1	—
Corporate	—	0.9	—
Consolidated	$8.6	$6.8	$—
Depreciation and Amortization
Process & Motion Control	$71.3	$80.2	$79.2
Water Management	41.1	33.8	26.7
Consolidated	$112.4	$114.0	$105.9
Capital Expenditures
Process & Motion Control	$39.6	$41.5	$32.1
Water Management	20.5	17.0	5.5
Consolidated	$60.1	$58.5	$37.6

	March 31, 2013	March 31, 2012	March 31, 2011
Total Assets
Process & Motion Control	$2,426.2	$2,203.8	$2,305.0
Water Management	1,012.5	1,044.2	765.0
Corporate	35.1	42.9	29.7
Consolidated	$3,473.8	$3,290.9	$3,099.7

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2013	Year-Ended March 31, 2012	Year-Ended March 31, 2011	March 31, 2013	March 31, 2012	March 31, 2011
United States	$1,335.0	$1,326.4	$1,212.8	$266.3	$267.3	$274.7
Europe	379.5	339.2	230.6	93.1	103.0	52.8
Rest of World	290.6	278.6	231.5	51.3	48.9	27.7
	$2,005.1	$1,944.2	$1,674.9	$410.7	$419.2	$355.2
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280-10, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.

22. Issuers of Notes and Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at March 31, 2013 and 2012 and for the fiscal years ended March 31, 2013, 2012 and 2011 for: (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding 8.50% Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and are guarantors of the 8.50% Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Issuers are not presented because the Issuers are wholly owned by the Parent, which has fully and unconditionally guaranteed the 8.50% Notes. Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the 8.50% Notes are full, unconditional and joint and several. The Company believes separate financial statements and other disclosures regarding the Issuers and the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
March 31, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16.5	$—	$395.1	$112.5	$—	$524.1
Receivables, net	—	—	199.4	151.0	—	350.4
Inventories, net	—	—	225.7	100.5	—	326.2
Other current assets	—	—	11.3	35.1	—	46.4
Total current assets	16.5	—	831.5	399.1	—	1,247.1
Receivable from (payable to) affiliates, net	—	3.1	(0.1)	(3.0)	—	—
Property, plant and equipment, net	—	—	265.9	144.8	—	410.7
Intangible assets, net	—	—	531.2	82.3	—	613.5
Goodwill	—	—	841.0	277.4	—	1,118.4
Investment in:
Issuer subsidiaries	461.5	—	—	—	(461.5)	—
Guarantor subsidiaries	—	2,335.4	—	—	(2,335.4)	—
Non-guarantor subsidiaries	—	—	418.8	—	(418.8)	—
Insurance for asbestos claims	—	—	35.0	—	—	35.0
Other assets	—	17.7	31.3	0.1	—	49.1
Total assets	$478.0	$2,356.2	$2,954.6	$900.7	$(3,215.7)	$3,473.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$157.9	$—	$11.4	$—	$169.3
Trade payables	—	—	132.7	75.6	—	208.3
Compensation and benefits	—	—	35.4	20.2	—	55.6
Current portion of pension and postretirement benefit obligations	—	—	3.1	2.6	—	5.7
Interest payable	—	48.1	—	—	—	48.1
Other current liabilities	—	15.1	71.2	34.9	—	121.2
Total current liabilities	—	221.1	242.4	144.7	—	608.2
Long-term debt	—	1,923.8	38.4	0.1	—	1,962.3
Note payable to (receivable from) affiliates, net	(17.1)	(345.9)	121.8	241.2	—	—
Pension and postretirement benefit obligations	—	—	118.3	52.5	—	170.8
Deferred income taxes	66.3	79.8	46.7	32.5	—	225.3
Reserve for asbestos claims	—	—	35.0	—	—	35.0
Other liabilities	0.3	15.9	16.6	10.9	—	43.7
Total liabilities	49.5	1,894.7	619.2	481.9	—	3,045.3
Total stockholders' equity	428.5	461.5	2,335.4	418.8	(3,215.7)	428.5
Total liabilities and stockholders' equity	$478.0	$2,356.2	$2,954.6	$900.7	$(3,215.7)	$3,473.8

Condensed Consolidating Balance Sheet
March 31, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.8	$—	$198.0	$92.2	$—	$298.0
Receivables, net	—	—	198.4	139.5	—	337.9
Inventories, net	—	—	225.4	94.9	—	320.3
Other current assets	0.6	—	15.5	46.0	—	62.1
Total current assets	8.4	—	637.3	372.6	—	1,018.3
Receivable from (payable to) affiliates, net	—	118.4	(93.7)	(24.7)	—	—
Property, plant and equipment, net	—	—	266.8	152.4	—	419.2
Intangible assets, net	—	—	568.1	79.0	—	647.1
Goodwill	—	—	828.8	285.9	—	1,114.7
Investment in:
Issuer subsidiaries	(41.8)	—	—	—	41.8	—
Guarantor subsidiaries	—	1,547.8	—	—	(1,547.8)	—
Non-guarantor subsidiaries	—	—	714.5	—	(714.5)	—
Insurance for asbestos claims	—	—	42.0	—	—	42.0
Other assets	—	25.6	20.0	4.0	—	49.6
Total assets	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9
Liabilities and stockholders' (deficit) equity
Current liabilities:
Current maturities of debt	$—	$9.8	$—	$0.5	$—	$10.3
Trade payables	—	—	144.2	71.4	—	215.6
Compensation and benefits	—	—	43.2	18.6	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	3.6	2.7	—	6.3
Interest payable	—	49.9	—	—	—	49.9
Other current liabilities	2.9	8.2	69.5	44.1	—	124.7
Total current liabilities	2.9	67.9	260.5	137.3	—	468.6
Long-term debt	—	2,382.8	23.9	6.7	—	2,413.4
Note (receivable from) payable to affiliates, net	—	(816.8)	908.6	(91.8)	—	—
Pension and postretirement benefit obligations	—	—	114.0	46.5	—	160.5
Deferred income taxes	43.6	85.5	77.6	39.0	—	245.7
Reserve for asbestos claims	—	—	42.0	—	—	42.0
Other liabilities	—	14.2	9.4	17.9	—	41.5
Total liabilities	46.5	1,733.6	1,436.0	155.6	—	3,371.7
Total Rexnord stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	714.5	(2,220.5)	(79.9)
Non-controlling interest	—	—	—	(0.9)	—	(0.9)
Total stockholders' (deficit) equity	(79.9)	(41.8)	1,547.8	713.6	(2,220.5)	(80.8)
Total liabilities and stockholders' (deficit) equity	$(33.4)	$1,691.8	$2,983.8	$869.2	$(2,220.5)	$3,290.9

Condensed Consolidating Statement of Operations
Year Ended March 31, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,429.8	$680.4	$(105.1)	$2,005.1
Cost of sales	—	—	921.2	457.6	(105.1)	1,273.7
Gross profit	—	—	508.6	222.8	—	731.4
Selling, general and administrative expenses	—	—	268.6	137.6	—	406.2
Zurn PEX loss contingency	—	—	10.1	—	—	10.1
Restructuring and other similar charges	—	—	4.3	4.3	—	8.6
Amortization of intangible assets	—	—	47.1	4.0	—	51.1
Income from continuing operations	—	—	178.5	76.9	—	255.4
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(151.3)	(1.0)	(1.0)	—	(153.3)
To affiliates	—	109.8	(90.5)	(19.3)	—	—
Loss on extinguishment of debt	—	(24.0)	—	—	—	(24.0)
Other (expense) income, net	—	(13.4)	28.8	(18.3)	—	(2.9)
(Loss) income before income taxes from continuing operations	—	(78.9)	115.8	38.3	—	75.2
(Benefit) provision for income taxes	—	(28.4)	38.8	9.9	—	20.3
(Loss) income before equity in income of subsidiaries	—	(50.5)	77.0	28.4	—	54.9
Equity in earnings of subsidiaries	50.1	100.6	23.6	—	(174.3)	—
Net income from continuing operations	50.1	50.1	100.6	28.4	(174.3)	54.9
Loss from discontinued operations	—	—	—	(4.8)	—	(4.8)
Net income	$50.1	$50.1	$100.6	$23.6	$(174.3)	$50.1
Comprehensive income	$22.7	$50.1	$91.8	$5.0	$(146.9)	$22.7

Condensed Consolidating Statement of Operations
Year Ended March 31, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,425.9	$630.8	$(112.5)	$1,944.2
Cost of sales	—	—	931.9	434.7	(112.5)	1,254.1
Gross profit	—	—	494.0	196.1	—	690.1
Selling, general and administrative expenses	—	—	271.2	115.9	—	387.1
Restructuring and other similar charges	—	—	4.7	2.1	—	6.8
Amortization of intangible assets	—	—	47.9	3.0	—	50.9
Income from continuing operations	—	—	170.2	75.1	—	245.3
Non-operating (expense) income:
Interest expense, net:
To third parties	(1.1)	(172.1)	(2.1)	(0.9)	—	(176.2)
To affiliates	—	116.5	(97.4)	(19.1)	—	—
Loss on debt extinguishment	(0.7)	(10.0)	—	—	—	(10.7)
Loss on divestiture	—	—	(0.6)	(5.8)		(6.4)
Other (expense) income, net	(0.2)	(2.8)	21.3	(25.4)	—	(7.1)
(Loss) income before income taxes from continuing operations	(2.0)	(68.4)	91.4	23.9	—	44.9
(Benefit) provision for income taxes	(0.6)	(23.9)	23.5	10.4	—	9.4
(Loss) income before equity in income of subsidiaries	(1.4)	(44.5)	67.9	13.5	—	35.5
Equity in income of subsidiaries	31.3	75.8	7.9	—	(115.0)	—
Net income from continuing operations	29.9	31.3	75.8	13.5	(115.0)	35.5
Loss from discontinued operations	—	—	—	(5.6)	—	(5.6)
Net income	$29.9	$31.3	$75.8	$7.9	$(115.0)	$29.9
Comprehensive income (loss)	$2.6	$36.1	$44.8	$6.8	$(87.7)	$2.6

Condensed Consolidating Statement of Operations
Year Ended March 31, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,291.9	$470.6	$(87.6)	$1,674.9
Cost of sales	—	—	838.4	331.6	(87.6)	1,082.4
Gross profit	—	—	453.5	139.0	—	592.5
Selling, general and administrative expenses	—	—	249.3	77.4	—	326.7
Amortization of intangible assets	—	—	47.9	0.7	—	48.6
Income from continuing operations	—	—	156.3	60.9	—	217.2
Non-operating (expense) income:
Interest expense, net:
To third parties	(7.1)	(172.9)	(0.3)	(0.5)	—	(180.8)
To affiliates	—	116.8	(106.2)	(10.6)	—	—
Loss on debt extinguishment	—	(100.8)	—	—	—	(100.8)
Other (expense) income, net	—	(3.1)	25.7	(21.5)	—	1.1
(Loss) income before income taxes from continuing operations	(7.1)	(160.0)	75.5	28.3	—	(63.3)
(Benefit) provision for income taxes	(3.2)	(56.0)	39.8	9.2	—	(10.2)
(Loss) income before equity in income of subsidiaries	(3.9)	(104.0)	35.7	19.1	—	(53.1)
Equity in (loss) income of subsidiaries	(47.4)	56.6	20.9	—	(30.1)	—
Net (loss) income from continuing operations	(51.3)	(47.4)	56.6	19.1	(30.1)	(53.1)
Income from discontinued operations	—	—	—	1.8	—	1.8
Net (loss) income	$(51.3)	$(47.4)	$56.6	$20.9	$(30.1)	$(51.3)
Comprehensive (loss) income	$(34.2)	$(48.2)	$64.4	$31.0	$(47.2)	$(34.2)

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$50.1	$50.1	$100.6	$23.6	$(174.3)	$50.1
Non-cash adjustments	72.8	129.0	82.0	26.2	(174.3)	135.7
Changes in operating assets and liabilities, including intercompany activity	(114.2)	(307.9)	43.6	(11.4)	348.6	(41.3)
Cash provided by (used for) operating activities	8.7	(128.8)	226.2	38.4	—	144.5
Investing activities
Expenditures for property, plant and equipment	—	—	(38.4)	(21.7)	—	(60.1)
Acquisitions, net of cash	—	—	(19.6)	(1.4)	—	(21.0)
Proceeds from divestiture, net of cash	—	—	—	2.3	—	2.3
Proceeds from dispositions of property, plant and equipment	—	—	6.0	0.7	—	6.7
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(9.7)	—	—	(9.7)
Cash used for investing activities	—	—	(61.7)	(20.1)	—	(81.8)
Financing activities
Proceeds from borrowings of long-term debt	—	—	14.5	0.9	—	15.4
Repayments of long-term debt	—	(311.9)	—	(1.3)	—	(313.2)
Proceeds from borrowings of short-term debt	—	—	—	12.6	—	12.6
Repayments of short-term debt	—	(0.3)	—	(7.9)	—	(8.2)
Proceeds from issuance of common stock	—	458.3	—	—	—	458.3
Proceeds from exercise of stock options	—	2.3	—	—	—	2.3
Payment of deferred financing fees	—	(2.0)	—	—	—	(2.0)
Payment of tender premium	—	(17.6)	—	—	—	(17.6)
Excess tax benefit on exercise of stock options	—	—	18.1	—	—	18.1
Cash provided by financing activities	—	128.8	32.6	4.3	—	165.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.3)	—	(2.3)
Increase in cash and cash equivalents	8.7	—	197.1	20.3	—	226.1
Cash and cash equivalents at beginning of period	7.8	—	198.0	92.2	—	298.0
Cash and cash equivalents at end of period	$16.5	$—	$395.1	$112.5	$—	$524.1

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$29.9	$31.3	$75.8	$7.9	$(115.0)	$29.9
Non-cash adjustments	(31.0)	(66.4)	91.8	29.7	115.0	139.1
Changes in operating assets and liabilities, including intercompany activity	(0.4)	(35.4)	(222.1)	228.2	—	(29.7)
Cash (used for) provided by operating activities	(1.5)	(70.5)	(54.5)	265.8	—	139.3
Investing activities
Expenditures for property, plant and equipment	—	—	(44.7)	(13.8)	—	(58.5)
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(17.9)	—	—	(17.9)
Proceeds from dispositions of property, plant and equipment	—	—	5.6	—	—	5.6
Proceeds from divestiture, net of transaction costs	—	—	—	3.4	—	3.4
Acquisitions, net of cash	—	—	(18.2)	(238.6)	—	(256.8)
Cash used for investing activities	—	—	(75.2)	(249.0)	—	(324.2)
Financing activities
Proceeds from borrowings of long-term debt	—	937.2	23.4	—	—	960.6
Repayments of long-term debt	—	(761.0)	—	(1.0)	—	(762.0)
Proceeds from borrowings of short-term debt	—	9.5	—	1.2	—	10.7
Repayment of short-term debt	(93.5)	(2.0)	—	(9.5)	—	(105.0)
Payment of deferred financing fees	—	(13.2)	—	—	—	(13.2)
Sale of common stock	2.1	—	—	—	—	2.1
Dividend payment to parent company	100.0	(100.0)	—	—	—	—
Cash provided by (used for) financing activities	8.6	70.5	23.4	(9.3)	—	93.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Increase (decrease) in cash and cash equivalents	7.1	—	(106.3)	6.2	—	(93.0)
Cash and cash equivalents at beginning of period	0.7	—	304.3	86.0	—	391.0
Cash and cash equivalents at end of period	$7.8	$—	$198.0	$92.2	$—	$298.0

Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2011
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$(51.3)	$(47.4)	$56.6	$20.9	$(30.1)	$(51.3)
Non-cash adjustments	50.8	26.7	86.4	9.1	30.1	203.1
Changes in operating assets and liabilities, including intercompany activity	0.5	25.8	(12.7)	(0.9)	—	12.7
Cash (used for) provided by operating activities	—	5.1	130.3	29.1	—	164.5
Investing activities
Expenditures for property, plant and equipment	—	—	(30.1)	(7.5)	—	(37.6)
Proceeds from sale of unconsolidated affiliates	—	—	0.9	—	—	0.9
Acquisitions, net of cash	—	—	—	1.2	—	1.2
Cash used for investing activities	—	—	(29.2)	(6.3)	—	(35.5)
Financing activities
Proceeds from borrowings of long-term debt	—	1,145.0	—	—	—	1,145.0
Repayments of long-term debt	—	(1,070.1)	—	(1.0)	—	(1,071.1)
Proceeds from borrowings of short-term debt	—	—	(0.1)	2.1	—	2.0
Repayment of short-term debt	—	—	—	(2.8)	—	(2.8)
Payment of deferred financing fees	—	(14.6)	—	—	—	(14.6)
Payment of tender premium	—	(63.5)	—	—	—	(63.5)
Purchase of common stock	(1.0)	—	—	—	—	(1.0)
Net payments from issuance of common stock and stock option exercises	(1.4)	—	—	—	—	(1.4)
Excess tax benefit on exercise of stock options	—	0.5	—	—	—	0.5
Dividend payment to parent company	2.4	(2.4)	—	—	—	—
Cash provided by (used for) financing activities	—	(5.1)	(0.1)	(1.7)	—	(6.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.0	—	5.0
Increase (decrease) in cash and cash equivalents	—	—	101.0	26.1	—	127.1
Cash and cash equivalents at beginning of period	0.7	—	203.3	59.9	—	263.9
Cash and cash equivalents at end of period	$0.7	$—	$304.3	$86.0	$—	$391.0

23. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$493.6	$499.5	$471.7	$540.3	$2,005.1
Gross profit	178.7	186.6	167.9	198.2	731.4
Net (loss) income from continuing operations	(0.7)	20.3	11.4	23.9	54.9
Loss from discontinued operations, net of tax	(1.5)	(1.1)	(2.2)	—	(4.8)
Net (loss) income	(2.2)	19.2	9.2	23.9	50.1

Net (loss) income per share from continuing operations:
Basic	$—	$0.21	$0.12	$0.25	$0.57
Diluted	$—	$0.20	$0.11	$0.24	$0.55
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.01)	$(0.02)	$—	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.02)	$—	$(0.05)
Net (loss) income per share:
Basic	$(0.02)	$0.20	$0.10	$0.25	$0.52
Diluted	$(0.02)	$0.19	$0.09	$0.24	$0.50

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$469.7	$448.5	$485.9	$540.1	$1,944.2
Gross profit	165.9	159.4	164.5	200.3	690.1
Net income from continuing operations	10.9	4.2	5.5	14.9	35.5
Gain (loss) from discontinued operations, net of tax	0.3	0.3	0.1	(6.3)	(5.6)
Net income	11.2	4.5	5.6	8.6	29.9

Net income per share from continuing operations:
Basic	$0.17	$0.07	$0.08	$0.22	$0.53
Diluted	$0.16	$0.06	$0.08	$0.21	$0.50
Gain (loss) per share from discontinued operations:
Basic	$—	$—	$—	$(0.09)	$(0.08)
Diluted	$—	$—	$—	$(0.09)	$(0.08)
Net income per share:
Basic	$0.17	$0.07	$0.08	$0.13	$0.45
Diluted	$0.16	$0.06	$0.08	$0.12	$0.42
24. Subsequent Events
The Company evaluated subsequent events from the balance sheet date of March 31, 2013 through May 21, 2013 and has concluded that the following subsequent event occurred during such period:
Incremental Assumption Agreement
On April 24, 2013, the Company entered into an Incremental Assumption Agreement (the "Incremental Assumption Agreement") with Credit Suisse AG, as administrative agent and refinancing term lender, relating to the Second Restated Credit Agreement.
The Incremental Assumption Agreement modifies certain terms of the term loan facility under the Second Restated Credit Agreement. It reduces the interest rates applicable to borrowings under such facility by seventy-five (75) basis points per annum, effectively resulting in a current interest rate of 3.75%, determined as the LIBO rate (subject to a 1.00% floor) plus 2.75%. The Incremental Assumption Agreement also resets a 1.00% penalty on certain prepayments occurring on or prior to October 24, 2013. On April 24, 2013, as a condition precedent to the effectiveness of the Incremental Assumption Agreement, the Company made a $150.0 million prepayment of the term loan facility. Additionally, principal payments of $2.0 million are scheduled to be made at the end of each calendar quarter until December 2017. Other material terms of the Second Restated Credit Agreement remain unchanged. The Company expects to recognize an expense in the first quarter of fiscal 2014, primarily comprised of a non-cash write-off of deferred financing costs, associated with the transaction. The Company does not expect the expense to have a significant impact on the results of operations, financial position or cash flows.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

* * * * *
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us; however, this statement is not meant to be an admission that common control exists. As a result, we may be required to provide disclosures as set forth herein pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the Securities and Exchange on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities that are or were conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries, and references in the following quotation to the "Company," "us" and "our" refer to LyondellBasell and not Rexnord.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2014 annual meeting, to be held on or about August 1, 2013 (the "Fiscal 2014 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Director Compensation" in the Fiscal 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Fiscal 2014 Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	9,450,197	$9.85	5,723,843
Equity compensation plans not approved by security holders	None	None	None
Total	9,450,197	$9.85	5,723,843

(1)
All options or shares in these columns relate to options granted under the Company's 2006 Stock Option Plan, as amended, which was approved by stockholders in 2006, or the Company's 2012 Performance Incentive Plan, which was approved by stockholders in 2012. With the adoption of the 2012 Performance Incentive Plan, no further awards will be made under the 2006 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2014 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2014 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2013, 2012 and 2011 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2013, 2012 and 2011 and consist of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2011:
Valuation allowance for trade and notes receivable	9.6	(0.8)	—	(2.1)	(1.7)	5.0
Valuation allowance for excess and obsolete inventory	31.7	3.9	—	—	(6.3)	29.3
Valuation allowance for income taxes	100.7	8.7	—	3.5	(1.7)	111.2
Fiscal Year 2012:
Valuation allowance for trade and notes receivable	5.0	1.1	1.8	0.1	(1.8)	6.2
Valuation allowance for excess and obsolete inventory	29.3	2.6	3.5	(0.5)	(4.0)	30.9
Valuation allowance for income taxes	111.2	6.5	—	—	(27.4)	90.3
Fiscal Year 2013:
Valuation allowance for trade and notes receivable	6.2	1.3	1.4	(0.7)	(0.5)	7.7
Valuation allowance for excess and obsolete inventory	30.9	4.9	3.3	(4.2)	(4.4)	30.5
Valuation allowance for income taxes	90.3	3.9	—	—	(21.1)	73.1
 (1) Uncollectible amounts, dispositions charged against the reserve and utilization of net operating losses.
All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.
See Exhibit Index included after the signature page to this report, which Exhibit Index is incorporated by reference, herein.

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012 (“4/3/12 8-K”)

3.2	Amended and Restated By-Laws as amended through April 3, 2012	Exhibit 3.2 to the 4/3/12 8-K

4.1	Nominating Agreement, dated April 3, 2012, by and among the Company and Apollo Management VI, L.P.	Exhibit 10.1 to the 4/3/12 8-K

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

4.2(d)
Third Supplemental Indenture, dated as of November 9, 2012, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, VAG Valves USA Inc., the other guarantors named therein and Wells Fargo
X

4.2(e)
Fourth Supplemental Indenture, dated as of January 31, 2013, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, Cline Acquisition Corp., the other guarantors named therein and Wells Fargo
X

4.2(f)	Form of Unrestricted Global Note evidencing the 8-1/2% Senior Notes due 2018	Exhibit 4.6(e) to the Form S-4 Registration Statement (SEC File No. 333-167904) filed by RBS Global, Inc./Rexnord LLC on June 30, 2010

10.1(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the 7/27/06 8-K/A

10.1(c)	Form of George M. Sherman Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.11 to the 7/27/06 8-K/A

10.1(d)	Form of Non-Employee Director (Apollo Director) Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.8 to the Form 10-K filed by RBS Global Inc./Rexnord LLC for the fiscal year ended March 31, 2007 (“2007 10-K”)

10.2(a)	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between the Company and Praveen Jeyarajah, amending and restating the option agreement dated as of October 29, 2009*	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on April 22, 2010 (the “4/22/10 8-K”)

10.2(b)
Amended and Restated Non-Qualified Stock Option Agreement under the 2006 Option Plan, dated April 16, 2010, between the Company and Praveen Jeyarajah, amending and restating the option agreement dated as of April 19, 2007*
Exhibit 10.2 to the 4/22/10 8-K

10.3	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	Exhibit 10.1 to the Form 10-Q for the quarter ended October 2, 2010 filed by RBS Global, Inc./Rexnord LLC

10.4(a)	The Company's 2012 Performance Incentive Plan (the “2012 Incentive Plan”)*	Exhibit 10.32 to the 2012 S-1

10.4(b)	Form of Option Agreement under the 2012 Incentive Plan*	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.5	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2012 (“9/29/12 10-Q”)

10.6	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Mark W. Peterson*	Exhibit 10.2 to 9/29/12 10-Q

10.7	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Praveen R. Jeyarajah*	Exhibit 10.3 to 9/29/12 10-Q

10.8	Schedule of Compensation for independent directors, effective for fiscal 2013*	Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2012 (“2012 10-K”)

10.9	Form of Indemnification Agreement	Exhibit 10.31 to the 2012 S-1

10.10(a)
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

10.10(b)
Incremental Assumption Agreement, dated as of April 18, 2012, relating to the Second Amended and Restated Credit Agreement, dated as of March 15, 2012 among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent
Exhibit 10.1 of the 4/17/12 8-K

10.10(c)
Incremental Assumption Agreement dated as of October 4, 2012, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent (superseded)
Exhibit 10.1 to the Company's Form 8-K dated October 4, 2012

10.10(d)
Incremental Assumption Agreement dated as of April 24, 2013, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012 as amended pursuant to the Incremental Assumption Agreement dated as of October 4, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent
Exhibit 10.1 to the Company's Form 8-K dated April 24, 2013

10.10(e)
Amended and Restated Credit Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., and Rexnord LLC, Credit Suisse, Cayman Islands Branch, as administrative agent and the lenders party thereto (superseded)
Exhibit 10.1 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on October 9, 2009

10.10(f)
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

10.10(g)
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

10.11(a)
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 of the 3/16/12 8-K

10.11(b)
Amended and Restated Guarantee and Collateral Agreement, dated as of October 5, 2009, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the subsidiary guarantors party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (superseded)
Exhibit 10.2 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on October 9, 2009

10.12(a)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on October 1, 2007 (“10/1/07 8-K”)

10.12(b)
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

10.12(c)
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

10.13(a)
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation
Exhibit 10.1 to the 5/23/11 8-K

10.13(b)	Receivables Funding and Administration Agreement, dated September 26, 2007, by and among Rexnord Funding LLC and General Electric Capital Corporation (superseded)	Exhibit 10.2 to the 10/1/07 8-K

10.14	Underwriting Agreement dated March 28, 2012 among the Company and the several underwriters named therein	Exhibit 10.16 to 2012 10-K

10.15
Stockholders' Agreement of the Company, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006 (no longer in effect, except as to certain registration rights provisions)
Exhibit 10.5 to the 7/27/06 8-K/A

10.16
Stockholders' Agreement of the Company, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006 (no longer in effect, except as to certain registration rights provisions)
Exhibit 10.6 to the 7/27/06 8-K/A

10.17(a)	Amended and Restated Management Consulting Agreement by and between the Company and Apollo Management VI, L.P. and Apollo Alternative Assets, L.P, dated February 7, 2007 (no longer in effect) *	Exhibit 10.3 to the 2008 10-K

10.17(b)	Management Services Termination Agreement, by and among the Company, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. dated April 3, 2012*	Exhibit 10.2 to the 4/3/12 8-K

10.18
Credit Agreement among the Company, the lenders party thereto, Credit Suisse, as administrative agent, Banc of America Bridge LLC as Syndication Agent and Credit Suisse Securities (USA) LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunning managers, dated as of March 2, 2007 (no longer in effect)
Exhibit 10.27 to the 2012 S-1

10.19(a)	Senior Subordinated Note Indenture, dated as of July 21, 2006, with respect to the 11-3/4 % Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo (no longer in effect)	Exhibit 4.6 to the 7/27/06 8-K/A

10.19(b)
First Supplemental Indenture, dated as of July 21, 2006, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Industries, the guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo (no longer in effect)
Exhibit 4.7 to the 7/27/06 8-K/A

10.19(c)
Second Supplemental Indenture, dated as of February 7, 2007, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 4.16 to the Form S-4 Registration Statement (SEC File No. 333-140040) filed by RBS Global, Inc./Rexnord LLC on February 8, 2007

10.19(d)
Third Supplemental Indenture, dated as of April 1, 2007, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among Zurn Industries, LLC, RBS Global, Inc., Rexnord LLC, and Wells Fargo (no longer in effect)
Exhibit 4.16 to the 2007 10-K

10.19(e)
Fourth Supplemental Indenture, dated as of February 1, 2008, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 10.3 to the Form 10-Q for the quarter ended December 29, 2007 filed by RBS Global, Inc./Rexnord LLC

10.19(f)
Fifth Supplemental Indenture, dated as of February 1, 2008, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 4.1(f) to the Form 10-K of RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2011

10.19(g)
Sixth Supplemental Indenture, dated as of April 9, 2011, with respect to the 11-3/4% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord LLC, the New Guarantor listed therein and Wells Fargo (no longer in effect)
Exhibit 4.7 to the 2012 S-1

10.20	Amended and Restated Management Consulting Agreement among Rexnord LLC, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC, effective February 7, 2007* (no longer in effect)	Exhibit 10.2 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2008 (“2008 10-K”)

10.21(a)	Rexnord LLC Special Signing Bonus Plan* (completed)	Exhibit 10.7 to the 7/27/06 8-K/A
10.21(b)	Form of Special Signing Bonus Plan Participation Letter* (completed)	Exhibit 10.8 to the 7/27/06 8-K/A
10.22	Offer Letter, dated November 4, 2011, by and between Rexnord Industries, LLC and Mark W. Peterson* (superseded)	Exhibit 10.30 to the 2012 S-1

10.23	Offer Letter, dated April 19, 2010, by and between Rexnord Industries, LLC and Praveen R. Jeyarajah* (superseded)	Exhibit 10.29 to the 2012 S-1

12.1	Computation of ratio of earnings to fixed charges		X

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 21, 2013
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 21, 2013
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ George M. Sherman	Director	May 21, 2013
George M. Sherman

/s/ Mark S. Bartlett	Director	May 21, 2013
Mark S. Bartlett

/s/ Laurence M. Berg	Director	May 21, 2013
Laurence M. Berg

/s/ Thomas D. Christopoul	Director	May 21, 2013
Thomas D. Christopoul

/s/ Peter P. Copses	Director	May 21, 2013
Peter P. Copses

/s/ Damian J. Giangiacomo	Director	May 21, 2013
Damian J. Giangiacomo

/s/ Steven Martinez	Director	May 21, 2013
Steven Martinez

/s/ John S. Stroup	Director	May 21, 2013
John S. Stroup