Form 10-Q
period 2013-06-29
Rexnord Corp
filed 2013-08-02
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 29, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2013
Rexnord Corporation Common Stock, $0.01 par value per share	97,403,720 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended March 31, 2013 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
General
Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2014, or fiscal 2014, means the period from April 1, 2013 to March 31, 2014 and the first quarters of fiscal 2014 and 2013 mean the fiscal quarters ended June 29, 2013 and June 30, 2012, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$334.9	$524.1
Receivables, net	347.2	350.4
Inventories, net	340.0	326.2
Other current assets	48.3	46.4
Total current assets	1,070.4	1,247.1
Property, plant and equipment, net	404.8	410.7
Intangible assets, net	602.4	613.5
Goodwill	1,119.8	1,118.4
Insurance for asbestos claims	35.0	35.0
Other assets	45.9	49.1
Total assets	$3,278.3	$3,473.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$24.0	$169.3
Trade payables	203.5	208.3
Compensation and benefits	50.8	55.6
Current portion of pension and postretirement benefit obligations	5.7	5.7
Interest payable	17.0	48.1
Other current liabilities	107.0	121.2
Total current liabilities	408.0	608.2

Long-term debt	1,961.4	1,962.3
Pension and postretirement benefit obligations	168.8	170.8
Deferred income taxes	223.2	225.3
Reserve for asbestos claims	35.0	35.0
Other liabilities	39.9	43.7
Total liabilities	2,836.3	3,045.3

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 98,210,746 at June 29, 2013 and 98,108,438 at March 31, 2013	1.0	1.0
Additional paid-in capital	786.3	784.0
Retained deficit	(297.7)	(311.5)
Accumulated other comprehensive loss	(41.5)	(38.7)
Treasury stock at cost; 900,904 shares at June 29, 2013 and March 31, 2013	(6.3)	(6.3)
Total Rexnord stockholders' equity	441.8	428.5
Non-controlling interest	0.2	—
Total stockholders' equity	442.0	428.5
Total liabilities and stockholders' equity	$3,278.3	$3,473.8
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	First Quarter Ended
	June 29, 2013	June 30, 2012
Net sales	$508.7	$493.6
Cost of sales	326.8	314.9
Gross profit	181.9	178.7
Selling, general and administrative expenses	106.6	99.0
Zurn PEX loss contingency	—	10.1
Restructuring and other similar charges	1.8	1.6
Amortization of intangible assets	12.5	13.0
Income from operations	61.0	55.0
Non-operating (expense) income:
Interest expense, net	(35.0)	(38.3)
Loss on the extinguishment of debt	(4.0)	(21.1)
Other (expense) income, net	(6.2)	0.5
Income (loss) from continuing operations before income taxes	15.8	(3.9)
Provision (benefit) for income taxes	2.2	(3.2)
Net income (loss) from continuing operations	13.6	(0.7)
Loss from discontinued operations, net of tax	—	(1.5)
Net income (loss)	$13.6	$(2.2)
Non-controlling interest loss	(0.2)	—
Net income (loss) attributable to Rexnord	$13.8	$(2.2)

Net income (loss) per share from continuing operations:
Basic	$0.14	$(0.00)
Diluted	$0.14	$(0.00)
Net loss per share from discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Net income (loss) per share attributable to Rexnord:
Basic	$0.14	$(0.02)
Diluted	$0.14	$(0.02)
Weighted-average number of shares outstanding (in thousands)
Basic	97,237	94,104
Effect of dilutive stock options	3,192	—
Diluted	100,429	94,104

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	First Quarter Ended
	June 29, 2013	June 30, 2012
Net income (loss) attributable to Rexnord	$13.8	$(2.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2.5)	(12.7)
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	0.3
Other comprehensive loss, net of tax	(2.8)	(12.4)
Non-controlling interest loss	$(0.2)	$—
Total comprehensive income (loss)	$10.8	$(14.6)
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Operating activities
Net income (loss)	$13.6	$(2.2)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation	15.0	15.1
Amortization of intangible assets	12.5	13.0
Amortization of deferred financing costs	1.0	1.0
Loss (gain) on dispositions of property, plant and equipment	0.4	(4.2)
Deferred income taxes	0.8	(16.9)
Other non-cash charges	1.4	13.2
Loss on debt extinguishment	4.0	21.1
Stock-based compensation expense	1.5	1.6
Changes in operating assets and liabilities:
Receivables	(2.8)	10.4
Inventories	(12.8)	(18.7)
Other assets	(2.7)	(4.4)
Accounts payable	(5.8)	(24.4)
Accruals and other	(53.4)	(42.5)
Cash used for operating activities	(27.3)	(37.9)

Investing activities
Expenditures for property, plant and equipment	(7.8)	(14.4)
Acquisition, net of cash	(4.4)	—
Proceeds from dispositions of property, plant and equipment	—	4.6
Cash used for investing activities	(12.2)	(9.8)

Financing activities
Proceeds from borrowings of long-term debt	—	0.5
Repayments of long-term debt	(1.9)	(302.5)
Proceeds from borrowings of short-term debt	5.3	—
Repayments of short-term debt	(150.6)	(0.4)
Payment of deferred financing fees	(1.1)	(0.3)
Payment of early redemption premium on long-term debt	—	(17.6)
Net proceeds from issuance of common stock	—	458.3
Proceeds from exercise of stock options	0.3	0.7
Third party investment in non-controlling interest	0.4	—
Excess tax benefit on exercise of stock options	0.5	7.6
Cash (used for) provided by financing activities	(147.1)	146.3
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(3.7)
(Decrease) increase in cash and cash equivalents	(189.2)	94.9
Cash and cash equivalents at beginning of period	524.1	298.0
Cash and cash equivalents at end of period	$334.9	$392.9

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 29, 2013
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
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2014 presentation.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued another update to Accounting Standards Codification ("ASC") No. 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material impact on the Company's statements of results of operations, financial position or cash flows.
Evaluation of Subsequent Events
The Company evaluated subsequent events from the balance sheet date of June 29, 2013 through the date of this filing and has concluded that no subsequent events have occurred during this period.

2. Acquisitions and Divestitures
On April 26, 2013, the Company acquired Klamflex Pipe Couplings Ltd. ("Klamflex") for a total cash purchase price of $4.4 million, net of cash acquired and excluding transaction costs. Klamflex, based in South Africa, is a manufacturer of pipe couplings, flange adapters, dismantling joints and repair clamps. This acquisition broadens the product portfolio of the Company's existing Water Management platform and expands the Company's presence globally. As a result of this transaction, the Company acquired $1.1 million of intangible assets consisting of $0.8 million of goodwill (which is not deductible for tax purposes) and $0.3 million of all other intangible assets based on the Company's initial purchase price allocation. The purchase price allocation is subject to final working capital and valuation adjustments which are expected to be completed within the one year period following the acquisition date. The Company’s results of operations include Klamflex subsequent to April 26, 2013.
On December 13, 2012, the Company acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.6 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition is a product line extension of the Company's existing Process & Motion Control service offerings and expands its presence in the southeast region of the U.S. As a result of this transaction, the Company acquired $21.6 million of intangible assets consisting of $12.0 million of goodwill (which is not deductible for tax purposes) and $9.6 million of all other intangible assets based on the Company's initial purchase price allocation. The purchase price allocation is subject to final valuation adjustments which are expected to be completed within the one year period following the acquisition date. The Company’s results of operations include Cline subsequent to December 13, 2012.
On December 18, 2012, the Company sold a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. See Note 3 Discontinued Operations for additional information.
During the first quarter of fiscal 2014, the Company established a new French sales office in its Water Management platform to expand its European water and wastewater market presence.  This new sales office was formed via a joint venture between the Company and six external sales associates; the Company contributed an immaterial amount of capital to the joint venture. As the Company has a 51% ownership stake and is deemed to have significant control over the new legal entity, the financial statements of the new joint venture have been wholly consolidated in accordance with ASC 810 Consolidations.  The remaining 49% of the joint venture that is not owned by the Company has been presented as a non-controlling interest throughout the financial statements.

3. Discontinued Operations
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
The results of operations of the business for the first quarter of fiscal 2013 are presented on the condensed consolidated Statement of Operations as net loss from discontinued operations, net of tax. Prior year financial statements have been reclassified in accordance with ASC 205-20, Discontinued Operations.

4. Restructuring and Other Similar Costs
During the first quarter ended June 29, 2013, the Company continued to execute various restructuring actions initiated in prior fiscal years. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves and the impact of acquisitions on the Company's overall manufacturing capacity. These restructuring actions primarily resulted in workforce reductions and lease termination costs. Management expects to conclude its announced restructuring programs by the end of fiscal 2014.
The following table summarizes the Company's restructuring costs during the first quarter ended June 29, 2013 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended June 29, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.4	$0.7	$0.4	$1.5
Lease termination and other costs	0.2	0.1	—	0.3
Total restructuring and other similar costs	$0.6	$0.8	$0.4	$1.8

The following table summarizes the activity in the Company's restructuring reserve for the first quarter ended June 29, 2013 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2013	$3.7	$0.1	$3.8
Charges	1.5	0.3	1.8
Cash payments	(2.3)	(0.4)	(2.7)
Restructuring reserve, June 29, 2013 (1)	$2.9	$—	$2.9

(1)	The restructuring reserve is included in other current liabilities in the condensed consolidated balance sheets.
5. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the U.S., participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. Through its participation the Company provided relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years. In February 2006, U.S. legislation was enacted that ended CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company received periodic recoveries in fiscal 2013 and prior fiscal years.
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During the first quarter of fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during the first quarter of fiscal 2013 representing its pro rata share of amounts withheld since 2006. These recoveries are included in "Other (expense) income, net" on the condensed consolidated statement of operations for the three months ended June 30, 2012. The Company did not receive any recoveries during the first quarter of fiscal 2014. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.

6. Income Taxes
The provision (benefit) for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
The effective income tax rate for the first quarter of fiscal 2014 was 13.9% versus 82.1% in the first quarter of fiscal 2013. The effective income tax rate for the first quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% mainly due to the accrual of foreign income taxes at rates that are generally below the U.S. federal statutory rate and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first quarter of fiscal 2013 was higher than the U.S. federal statutory rate of 35% mainly due to the higher tax effect of significant, discrete period items compared to the overall forecasted rate in conjunction with the relatively low amount of (loss) before income taxes recognized for the period.
At June 29, 2013, the Company had a $24.7 million liability for unrecognized net income tax benefits. At March 31, 2013, the Company's total liability for unrecognized net income tax benefits was $27.5 million. The decrease in unrecognized net income tax benefits is mainly due to the expiration of the statutes of limitations for various tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 29, 2013 and March 31, 2013, the total amount of gross, unrecognized income tax benefits included $10.0 million and $10.5 million of accrued interest and penalties, respectively. The Company recognized $0.5 million of net interest and penalties as income tax benefit during the three months ended June 29, 2013. The Company recognized $0.2 million of net interest and penalties as income tax expense during the three months ended June 30, 2012.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. In addition, a number of the Company's German subsidiaries are currently under examination for their German corporate and trade tax returns covering multiple periods. During the first quarter ended June 29, 2013, the Company completed an examination of its Italian corporate income tax returns for the tax years ended March 31, 2008 through March 31, 2011. The Company paid approximately $0.7 million upon the conclusion of this examination; however, this payment did not have a negative financial statement impact to the Company as this amount was previously reserved as an unrecognized tax benefit. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2010, state and local income tax examinations for years ending prior to fiscal 2009 or significant foreign income tax examinations for years ending prior to fiscal 2008. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008 and March 31, 2009 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.
7. Earnings per Share
Basic net income (loss) per share from continuing and discontinued operations is computed by dividing net income (loss) from continuing operations and loss from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the three months ended June 29, 2013 excludes 3,612,487 shares due to their anti-dilutive effects. For the three months ended June 30, 2012, all options to purchase shares of common stock were excluded from the computation of diluted loss per share because the net loss in the period caused all potentially dilutive options to be anti-dilutive.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2013	$—	$1.0	$784.0	$(311.5)	$(38.7)	$(6.3)	$—	$428.5
Total comprehensive income (loss)	—	—	—	13.8	(2.8)	—	(0.2)	10.8
Stock-based compensation expense	—	—	1.5	—	—	—	—	1.5
Exercise of stock options, net of shares surrendered	—	—	0.3	—	—	—	—	0.3
Issuance of equity to non-controlling interest holders	—	—	—	—	—	—	0.4	0.4
Tax benefit on stock option exercises	—	—	0.5	—	—	—	—	0.5
Balance at June 29, 2013	$—	$1.0	$786.3	$(297.7)	$(41.5)	$(6.3)	$0.2	$442.0
____________________
(1) Represents a 49% non-controlling interest in a water management joint venture. See Note 2 Acquisitions and Divestitures for additional information.

9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the first quarter ended June 29, 2013 are as follows:

	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2013	$0.7	$(39.4)	$(38.7)
Other comprehensive loss before reclassifications	(2.5)	—	(2.5)
Amounts reclassified from accumulated other comprehensive loss	—	(0.3)	(0.3)
Net current period other comprehensive loss	(2.5)	(0.3)	(2.8)
Balance at June 29, 2013	$(1.8)	$(39.7)	$(41.5)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income (loss) during the three months ended June 29, 2013 and June 30, 2012:

	First quarter ended
	June 29, 2013	June 30, 2012	Income Statement Line
Pension and other postretirement plans
Amortization of prior service costs	$(0.5)	$(0.5)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.2
Total net of tax	$(0.3)	$(0.3)

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 29, 2013	March 31, 2013
Finished goods	$215.9	$203.0
Work in progress	68.5	73.5
Raw materials	49.9	43.0
Inventories at First-in, First-Out ("FIFO") cost	334.3	319.5
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.7	6.7
	$340.0	$326.2
11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the three months ended June 29, 2013 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2013	$877.1	$193.9	$104.9	$4.9	$303.7
Purchase price allocation adjustments	(0.2)	—	—	—	—
Amortization	—	—	(7.2)	(0.3)	(7.5)
Currency translation adjustment	0.1	0.1	—	0.2	0.3
Net carrying amount as of June 29, 2013	$877.0	$194.0	$97.7	$4.8	$296.5
Water Management
Net carrying amount as of March 31, 2013	$241.3	$138.1	$162.8	$8.9	$309.8
Acquisitions	0.8	0.3	—	—	0.3
Amortization	—	—	(4.6)	(0.4)	(5.0)
Currency translation adjustment	0.7	0.3	0.4	0.1	0.8
Net carrying amount as of June 29, 2013	$242.8	$138.7	$158.6	$8.6	$305.9
Consolidated
Net carrying amount as of March 31, 2013	$1,118.4	$332.0	$267.7	$13.8	$613.5
Acquisitions	0.8	0.3	—	—	0.3
Purchase price allocation adjustments	(0.2)	—	—	—	—
Amortization	—	—	(11.8)	(0.7)	(12.5)
Currency translation adjustment	0.8	0.4	0.4	0.3	1.1
Net carrying amount as of June 29, 2013	$1,119.8	$332.7	$256.3	$13.4	$602.4

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 29, 2013 and March 31, 2013 are as follows (in millions):

		June 29, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.9	$(25.5)	$13.4
Customer relationships (including distribution network)	12 years	563.3	(307.0)	256.3
Intangible assets not subject to amortization - trademarks and tradenames		332.7	—	332.7
		$934.9	$(332.5)	$602.4

		March 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.6	$(24.8)	$13.8
Customer relationships (including distribution network)	12 years	562.9	(295.2)	267.7
Intangible assets not subject to amortization - trademarks and tradenames		332.0	—	332.0
		$933.5	$(320.0)	$613.5
Intangible asset amortization expense totaled $12.5 million for the three months ended June 29, 2013. Intangible asset amortization expense totaled $13.0 million for the three months ended June 30, 2012.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $49.9 million in fiscal year 2014 (inclusive of $12.5 million of amortization expense recognized in the three months ended June 29, 2013), $49.9 million in fiscal year 2015, $49.9 million in fiscal year 2016, $30.7 million in fiscal year 2017, and $20.3 million in fiscal year 2018.
12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 29, 2013	March 31, 2013
Customer advances	$13.0	$19.0
Sales rebates	16.4	16.2
Commissions	8.0	7.5
Restructuring and other similar charges (1)	2.9	3.8
Product warranty (2)	9.0	8.8
Risk management reserves (3)	9.3	9.3
Legal and environmental reserves	3.3	14.8
Deferred income taxes	14.6	11.1
Taxes, other than income taxes	8.7	9.0
Income taxes payable	6.8	7.5
Other	15.0	14.2
	$107.0	$121.2
____________________

(1)	See more information related to the restructuring obligations balance within Note 4.

(2)	See more information related to the product warranty obligations balance within Note 16.

(3)	Includes projected liabilities related to the Company's deductible portion of insured losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 29, 2013	March 31, 2013
8.50% Senior notes due 2018	$1,145.0	$1,145.0
Term loans (1)	783.7	934.7
8.875% Senior notes due 2016	2.0	2.0
Other (2)	54.7	49.9
Total	1,985.4	2,131.6
Less current maturities	24.0	169.3
Long-term debt	$1,961.4	$1,962.3
____________________

(1)	Includes an unamortized original issue discount of $2.5 million and $3.5 million at June 29, 2013 and March 31, 2013, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million in each period presented.

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
On April 24, 2013, the Company entered into another Incremental Assumption Agreement relating to the Second Restated Credit Agreement, which reduced the applicable margin on the term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment on the term loan facility. The $150.0 million of prepayment was classified within current maturities of debt on the balance sheet at March 31, 2013. The Company also recognized a related pre-tax loss of $4.0 million related to the portion of debt that was considered modified in the accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $2.4 million of deferred financing costs and $0.8 million of original issue discount, respectively.
As of June 29, 2013, the Company's outstanding borrowings under the term loan facility were $783.7 million (net of $2.5 million unamortized original issue discount). For the first quarter of fiscal 2014, borrowings under the Second Restated Credit Agreement had an effective and weighted average interest rate of 3.75%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 2.75%. As of June 29, 2013, interest rates under the Second Restated Credit Agreement were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of Above Base Rate ("ABR") Borrowings, 3.00% plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Second Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency Borrowings, 2.75% plus a Eurocurrency rate (subject to a 1% LIBOR floor).
Additionally, for revolving commitments subject to a first lien senior secured leverage test, the Company's applicable margin above the base rate (as described above) is 2.75% in the case of ABR borrowings and 3.75% in the case of Eurocurrency borrowings. In the event the Company's senior secured leverage ratio exceeds 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would increase twenty-five (25) basis points. The Company's actual senior secured bank leverage ratio was 1.15x to 1.00 as of June 29, 2013.
As of June 29, 2013, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at a rate equal to 0.375% per annum.
As of June 29, 2013, the remaining mandatory principal payments prior to maturity on the term loan facilities was $35.5 million. Principal payments of $2.0 million are scheduled to be made at the end of each calendar quarter until December 31, 2017.

All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at June 29, 2013 or March 31, 2013; however, $43.2 million and $40.1 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at June 29, 2013 and March 31, 2013, respectively.
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
The Second Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Second Restated Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of June 29, 2013, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted senior secured bank leverage ratio (the Company's sole financial maintenance covenant) of 5.00x to 1.00.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
At June 29, 2013, the Company had outstanding $1,145.0 million in aggregate principal 8.50% senior notes due 2018 (the "8.50% Notes"). The 8.50% Notes bear interest at a rate of 8.50% per annum, payable on each May 1 and November 1, and will mature on May 1, 2018. The Company also had outstanding $2.0 million in principal of the 8.875% senior notes due 2016 (the "8.875% Notes").
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
The notes are unsecured obligations of the Company. The Indenture permits the Company to incur all permitted indebtedness (as defined in the Indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities.

The Indenture contains customary covenants, among others, limiting dividends, the incurrence of additional indebtedness, the issuance of certain forms of equity, investments, purchases or redemptions of stock, restricted payments, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in those indentures. In addition, payment on the 8.50% Notes may or shall be accelerated upon certain events of default or a change of control. Events of default include, among others, the failure to pay principal and interest when due, a breach of the Company's agreements under the indenture, certain non-payments or defaults under other indebtedness, and events of bankruptcy. As of June 29, 2013, the Company was in compliance with all applicable covenants under the Indenture.
The above covenants are also subject to a number of important qualifications. For example, the Indenture does not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the Indenture, such as certain sale/leaseback transactions; nor does the Indenture impose any limitation on the amount of liabilities incurred by the Company's subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the Indenture). In addition, despite the above restrictions, the Company may incur additional indebtedness and issue certain forms of equity if immediately prior to the consummation of such events, the fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available, as defined in the Indenture, would have been at least 2.00 to 1.00, including the pro forma application of the additional indebtedness or equity issuance. The Company's actual fixed charge coverage ratio was 2.76x to 1.00 as of June 29, 2013.
The indenture governing the 8.875% Notes, which is the only other outstanding tranche of notes, does not contain material restrictive covenants, and permits optional redemption of the notes on certain terms at certain prices.
Former Senior Subordinated Notes
In the first quarter of fiscal 2013, the Company completed a full redemption of all $300.0 million principal amount of outstanding 11.75% senior subordinated notes due 2016 (the "11.75% Notes") for $325.0 million in cash, which included $7.4 million of accrued interest and $17.6 million of early redemption premiums. In the first quarter of fiscal 2013, the Company recognized related pre-tax expense of $21.1 million, which was comprised of the $17.6 million early redemption premium and a $3.5 million non-cash write-off of unamortized deferred financing costs. Upon the redemption, the indenture governing the 11.75% Notes was discharged in accordance with its terms.
During the third quarter of fiscal 2013, the Company retired $0.3 million of 10.125% senior subordinated notes due 2012 upon reaching their scheduled maturity.
Other Subsidiary Debt
During the second quarter of fiscal 2013 and third quarter of fiscal 2012, the Company received $4.3 million and $5.5 million, respectively, in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. Additionally, the Company received aggregate loan proceeds of $37.4 million ($27.6 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of thirty years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net non-operating gain of up to $9.8 million, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.
The aggregate loans of $37.4 million are recorded in Long-Term Debt on the condensed consolidated balance sheet and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the condensed consolidated balance sheet. The Company incurred $0.7 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.
At June 29, 2013 and March 31, 2013, various wholly-owned subsidiaries had additional debt of $54.7 million and $49.9 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.

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
At June 29, 2013, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of June 29, 2013. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of June 29, 2013, Funding was in compliance with all applicable covenants and performance ratios.
14. Derivative Financial Instruments
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
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. The Company currently has entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for United States dollars (“USD”), USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of June 29, 2013 expire between July 2013 and March 2014 and have total notional amounts in connection with CAD for USD contracts of $6.2 million CAD ($6.2 million USD) with contract rates of approximately $0.99CAD:$1USD, USD for EUR contracts of $2.2 million USD (€1.7 million EUR) with rates ranging between $1.29USD:€1EUR to $1.34USD:€1EUR and EUR for CZK of €1.0 million EUR (25.4 million CZK) with rates approximating €0.04EUR:1CZK.
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
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 15 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following table indicates the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheet (in millions):

	Asset Derivatives
	June 29, 2013	March 31, 2013	Balance Sheet Classification
Foreign currency forward contracts	$0.4	$0.3	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$0.1	$0.1	Other current liabilities

The following table indicates the location and the amount of gains and losses associated with the Company's derivative instruments, net of tax, recognized within the condensed consolidated statements of operations (in millions):

		Amount recognized in other (expense) income, net
Derivative instruments not designated as hedging instruments under ASC 815-20	Location of gain recognized in income on derivatives	First Quarter Ended
		June 29, 2013	June 30, 2012
Foreign currency forward contracts	Other (expense) income, net	$0.3	$0.3

15. Fair Value Measurements
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
Foreign Currency Forward Contracts
The Company transacts in foreign currency forward contracts, which are impacted by ASC 820.
The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates.
The Company endeavors to utilize the best available information in measuring fair value. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the three months ended June 29, 2013. The following table provides a summary of the Company's assets that were recognized at fair value on a recurring basis as of June 29, 2013 and March 31, 2013 (in millions):

	Fair Value as of June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.4	$—	$0.4
Total assets at fair value	$—	$0.4	$—	$0.4
Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3
Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 29, 2013 and March 31, 2013 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of June 29, 2013 and March 31, 2013 was approximately $1,985.4 million and $2,131.6 million, respectively, whereas the fair value of long-term debt as of June 29, 2013 and March 31, 2013 was approximately $2,058.3 million and $2,254.1 million, respectively. The fair value is based on quoted market prices for the same issues.
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

16. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period from April 1, 2013 through June 29, 2013	Period from April 1, 2012 through June 30, 2012
Balance at beginning of period	$8.8	$8.7
Charged to operations	1.1	1.0
Claims settled	(0.9)	(1.6)
Balance at end of period	$9.0	$8.1
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 29, 2013, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 26,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of June 29, 2013, the Company estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years to be approximately $35.0 million of which Zurn expects to pay approximately $27.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $35.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn's actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover its potential asbestos liability as of June 29, 2013, is approximately $253.9 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $177.9 million of aggregate liabilities.
As of June 29, 2013, the Company had a recorded receivable from its insurance carriers of $35.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $253.9 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $253.9 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC, were named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claimed damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement received final court approval in February 2013, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses totaling $8.5 million, which was paid in the first quarter of fiscal 2014.
Historically, the Company's insurance carrier had funded the Company's defense in the above referenced proceedings. The Company, however, reached a settlement agreement with its insurer, whereby the insurer paid the Company a lump sum in exchange for a release of future exposure related to this liability.
The Company has recorded a reserve related to this brass fittings liability, which takes into account, in pertinent part, the insurance carrier contribution, as well as exposure from the claims fund, opt-outs and the waiver of future insurance coverage.
17. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	June 29, 2013	June 30, 2012
Pension Benefits:
Service cost	$0.5	$0.5
Interest cost	7.3	7.9
Expected return on plan assets	(7.7)	(8.0)
Amortization of:
Prior service cost	0.1	0.3
Net periodic benefit cost	$0.2	$0.7
Other Postretirement Benefits:
Service cost	$—	$—
Interest cost	0.3	0.4
Amortization:
Prior service cost	(0.5)	(0.5)
Net periodic benefit cost	$(0.2)	$(0.1)

During the first three months of fiscal 2014 and 2013, the Company made contributions of $1.4 million and $2.1 million, respectively, to its U.S. qualified pension plan trusts.
During the first three months of fiscal 2013 the Company froze the benefits for a U.S. pension plan, resulting in the recognition of a $0.2 million curtailment loss.
In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above a specified threshold are immediately recognized in the Company's operating results during the fourth quarter.  This adjustment is measured annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any off-cycle re-measurement event. As a result, a mark-to-market adjustment may be recorded in the fourth quarter of fiscal 2014 in accordance with the Company's pension accounting policy. See Note 16 to the audited consolidated financial statements of the Company's fiscal 2013 Annual Report on Form 10-K for further information regarding retirement benefits.
18. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. The Company recognizes the compensation cost for options granted over the requisite service period, generally as the awards vest. The fair value of each option is determined on the date of grant using the Black-Scholes valuation model. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2013 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
The fair value of each option granted under the Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") during the three months ended June 29, 2013 was determined on the date of grant using the Black-Scholes valuation model that utilized the following assumptions: expected volatility of 36% based on the expected volatility of publicly-traded companies within the Company's industry; expected term of 7.5 years based on the midpoint between when the options vest and when they expire; weighted average risk free interest rate of 1.50% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 881,940 options granted under the Plan for the three months ended June 29, 2013 was $7.85.
For the three months ended June 29, 2013, the Company recorded $1.5 million of stock-based compensation expense. For the three months ended June 30, 2012, the Company recorded $1.6 million of stock-based compensation expense. As of June 29, 2013, there was $23.1 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 4.0 years.
The following table presents the Company's stock option activity during the first three months of fiscal 2014 and 2013, respectively:

	Period from April 1, 2013 through June 29, 2013		Period from April 1, 2012 through June 30, 2012
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	9,450,197	$9.85	10,874,371	$5.27
Granted	881,940	19.00	2,592,000	20.56
Exercised	(116,172)	5.24	(1,532,190)	4.33
Canceled/Forfeited	(204,406)	21.36	—	—
Outstanding at end of period (1)	10,011,559	$10.47	11,934,181	$8.71
Exercisable at end of period (2)	5,783,533	$5.34	7,433,329	$4.54
______________________

(1)	The weighted average remaining contractual life of options outstanding at June 29, 2013 is 6.1 years.

(2)	The weighted average remaining contractual life of options exercisable at June 29, 2013 is 4.3 years.

19. Related Party Transactions
Under the Stockholders Agreements with affiliates of Apollo and George Sherman, in certain circumstances the Company is obligated to file a registration statement with the Securities and Exchange Commission registering shares owned by those stockholders and bear related expenses of offerings by them. In the first quarter of fiscal 2014, the Company filed such a registration statement and paid offering expenses on behalf of Apollo affiliates; such costs were $0.9 million in the quarter.

In connection with the Company's initial public offering, on April 3, 2012, the Company recognized an additional charge of $15.0 million to terminate the Company's management agreement with Apollo Management, L.P ("Apollo"). Such payment was negotiated as a reduced amount in lieu of a one-time termination fee of $20.1 million that Apollo otherwise would have been entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement).
20. Business Segment Information
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

Business Segment Information:
(in Millions)

	First Quarter Ended
	June 29, 2013	June 30, 2012
Net sales
Process & Motion Control	$314.6	$313.9
Water Management	194.1	179.7
Consolidated	$508.7	$493.6
Income (loss) from operations
Process & Motion Control	$51.3	$55.5
Water Management	18.7	16.5
Corporate	(9.0)	(17.0)
Consolidated	$61.0	$55.0
Non-operating (expense) income:
Interest expense, net	$(35.0)	$(38.3)
Loss on the extinguishment of debt	(4.0)	(21.1)
Other (expense) income, net	(6.2)	0.5
Income (loss) from continuing operations before income taxes	15.8	(3.9)
Provision (benefit) for income taxes	2.2	(3.2)
Net income (loss) from continuing operations	$13.6	$(0.7)
Loss from discontinued operations, net of tax	—	(1.5)
Net income (loss)	$13.6	$(2.2)
Non-controlling interest loss	(0.2)	—
Net income (loss) attributable to Rexnord	$13.8	$(2.2)
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$0.6	$0.9
Water Management	0.8	0.7
Corporate	0.4	—
Consolidated	$1.8	$1.6
Depreciation and Amortization
Process & Motion Control	$18.3	$16.8
Water Management	9.2	11.3
Consolidated	$27.5	$28.1
Capital Expenditures
Process & Motion Control	$6.0	$8.2
Water Management	1.8	6.2
Consolidated	$7.8	$14.4

	June 29, 2013	March 31, 2013
Total Assets
Process & Motion Control	$2,213.1	$2,426.2
Water Management	1,032.2	1,012.5
Corporate	33.0	35.1
Consolidated	$3,278.3	$3,473.8

21. Issuers of Notes and Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company at June 29, 2013 and March 31, 2013 and for the three months ended June 29, 2013 and June 30, 2012 for: (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding 8.50% Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and are guarantors of the 8.50% Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Issuers are not presented because the Issuers are wholly owned by the Parent, which has fully and unconditionally guaranteed the 8.50% Notes. Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the 8.50% Notes are full, unconditional and joint and several. The Company believes separate financial statements and other disclosures regarding the Issuers and the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
June 29, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17.6	$—	$207.5	$109.8	$—	$334.9
Receivables, net	—	—	189.9	157.3	—	347.2
Inventories, net	—	—	241.4	98.6	—	340.0
Other current assets	—	—	11.9	36.4	—	48.3
Total current assets	17.6	—	650.7	402.1	—	1,070.4
Receivable from (payable to) affiliates, net	—	3.1	(0.1)	(3.0)	—	—
Property, plant and equipment, net	—	—	261.1	143.7	—	404.8
Intangible assets, net	—	—	519.5	82.9	—	602.4
Goodwill	—	—	840.8	279.0	—	1,119.8
Investment in:
Issuer subsidiaries	455.9	—	—	—	(455.9)	—
Guarantor subsidiaries	—	2,346.4	—	—	(2,346.4)	—
Non-guarantor subsidiaries	—	—	436.7	—	(436.7)	—
Insurance for asbestos claims	—	—	35.0	—	—	35.0
Other assets	—	14.6	31.2	0.1	—	45.9
Total assets	$473.5	$2,364.1	$2,774.9	$904.8	$(3,239.0)	$3,278.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$7.9	$—	$16.1	$—	$24.0
Trade payables	—	—	134.4	69.1	—	203.5
Compensation and benefits	—	—	33.3	17.5	—	50.8
Current portion of pension and postretirement benefit obligations	—	—	3.1	2.6	—	5.7
Interest payable	—	16.9	—	0.1	—	17.0
Other current liabilities	—	14.5	65.9	26.6	—	107.0
Total current liabilities	—	39.3	236.7	132.0	—	408.0
Long-term debt	—	1,922.8	38.5	0.1	—	1,961.4
Note payable to (receivable from) affiliates, net	(15.9)	(149.5)	(75.5)	240.9	—	—
Pension and postretirement benefit obligations	—	—	115.2	53.6	—	168.8
Deferred income taxes	47.6	79.5	63.3	32.8	—	223.2
Reserve for asbestos claims	—	—	35.0	—	—	35.0
Other liabilities	—	16.1	15.3	8.5	—	39.9
Total liabilities	31.7	1,908.2	428.5	467.9	—	2,836.3
Total Rexnord stockholders' equity	441.8	455.9	2,346.4	436.7	(3,239.0)	441.8
Non-controlling interest	—	—	—	0.2	—	0.2
Total stockholders' equity	441.8	455.9	2,346.4	436.9	(3,239.0)	442.0
Total liabilities and stockholders' equity	$473.5	$2,364.1	$2,774.9	$904.8	$(3,239.0)	$3,278.3

Condensed Consolidating Balance Sheet
March 31, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16.5	$—	$395.1	$112.5	$—	$524.1
Receivables, net	—	—	199.4	151.0	—	350.4
Inventories, net	—	—	225.7	100.5	—	326.2
Other current assets	—	—	11.3	35.1	—	46.4
Total current assets	16.5	—	831.5	399.1	—	1,247.1
Receivable from (payable to) affiliates, net	—	3.1	(0.1)	(3.0)	—	—
Property, plant and equipment, net	—	—	265.9	144.8	—	410.7
Intangible assets, net	—	—	531.2	82.3	—	613.5
Goodwill	—	—	841.0	277.4	—	1,118.4
Investment in:
Issuer subsidiaries	461.5	—	—	—	(461.5)	—
Guarantor subsidiaries	—	2,335.4	—	—	(2,335.4)	—
Non-guarantor subsidiaries	—	—	418.8	—	(418.8)	—
Insurance for asbestos claims	—	—	35.0	—	—	35.0
Other assets	—	17.7	31.3	0.1	—	49.1
Total assets	$478.0	$2,356.2	$2,954.6	$900.7	$(3,215.7)	$3,473.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$157.9	$—	$11.4	$—	$169.3
Trade payables	—	—	132.7	75.6	—	208.3
Compensation and benefits	—	—	35.4	20.2	—	55.6
Current portion of pension and postretirement benefit obligations	—	—	3.1	2.6	—	5.7
Interest payable	—	48.1	—	—	—	48.1
Other current liabilities	—	15.1	71.2	34.9	—	121.2
Total current liabilities	—	221.1	242.4	144.7	—	608.2
Long-term debt	—	1,923.8	38.4	0.1	—	1,962.3
Note (receivable from) payable to affiliates, net	(17.1)	(345.9)	121.8	241.2	—	—
Pension and postretirement benefit obligations	—	—	118.3	52.5	—	170.8
Deferred income taxes	66.3	79.8	46.7	32.5	—	225.3
Reserve for asbestos claims	—	—	35.0	—	—	35.0
Other liabilities	0.3	15.9	16.6	10.9	—	43.7
Total liabilities	49.5	1,894.7	619.2	481.9	—	3,045.3
Total stockholders' equity	428.5	461.5	2,335.4	418.8	(3,215.7)	428.5
Total liabilities and stockholders' equity	$478.0	$2,356.2	$2,954.6	$900.7	$(3,215.7)	$3,473.8

Condensed Consolidating Statement of Operations
First Quarter Ended June 29, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$361.6	$173.1	$(26.0)	$508.7
Cost of sales	—	—	234.7	118.1	(26.0)	326.8
Gross profit	—	—	126.9	55.0	—	181.9
Selling, general and administrative expenses	—	—	71.0	35.6	—	106.6
Restructuring and other similar charges	—	—	0.8	1.0	—	1.8
Amortization of intangible assets	—	—	11.9	0.6	—	12.5
Income from continuing operations	—	—	43.2	17.8	—	61.0
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(34.3)	(0.5)	(0.2)	—	(35.0)
To affiliates	—	17.6	(14.0)	(3.6)	—	—
Loss on extinguishment of debt	—	(4.0)	—	—	—	(4.0)
Other income (expense), net	—	0.2	0.3	(6.7)	—	(6.2)
(Loss) income before income taxes from continuing operations	—	(20.5)	29.0	7.3	—	15.8
(Benefit) provision for income taxes	—	(7.2)	11.1	(1.7)	—	2.2
(Loss) income before equity in income of subsidiaries	—	(13.3)	17.9	9.0	—	13.6
Equity in income of subsidiaries	13.8	27.1	9.2	—	(50.1)	—
Net income	$13.8	$13.8	$27.1	$9.0	$(50.1)	$13.6
Non-controlling interest loss	—	—	—	(0.2)	—	(0.2)
Net income attributable to Rexnord	$13.8	$13.8	$27.1	$9.2	$(50.1)	$13.8
Comprehensive income	$10.8	$13.8	$26.8	$6.5	$(47.1)	$10.8

Condensed Consolidating Statement of Operations
First Quarter Ended June 30, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$357.3	$159.6	$(23.3)	$493.6
Cost of sales	—	—	230.1	108.1	(23.3)	314.9
Gross profit	—	—	127.2	51.5	—	178.7
Selling, general and administrative expenses	—	—	64.8	34.2	—	99.0
Restructuring and other similar charges	—	—	0.7	0.9	—	1.6
Zurn PEX loss contingency	—	—	10.1	—	—	10.1
Amortization of intangible assets	—	—	11.8	1.2	—	13.0
Income from continuing operations	—	—	39.8	15.2	—	55.0
Non-operating (expense) income:
Interest expense, net:
To third parties	—	(37.9)	(0.2)	(0.2)	—	(38.3)
To affiliates	—	28.5	(22.7)	(5.8)	—	—
Loss on debt extinguishment	—	(21.1)	—	—	—	(21.1)
Other (expense) income, net	—	(15.0)	24.1	(8.6)	—	0.5
(Loss) income before income taxes from continuing operations	—	(45.5)	41.0	0.6	—	(3.9)
(Benefit) provision for income taxes	—	(15.9)	12.9	(0.2)	—	(3.2)
(Loss) income before equity in income of subsidiaries	—	(29.6)	28.1	0.8	—	(0.7)
Equity in (loss) income of subsidiaries	(2.2)	27.4	(0.7)	—	(24.5)	—
Net (loss) income from continuing operations	(2.2)	(2.2)	27.4	0.8	(24.5)	(0.7)
Loss from discontinued operations	—	—	—	(1.5)	—	(1.5)
Net (loss) income	$(2.2)	$(2.2)	$27.4	$(0.7)	$(24.5)	$(2.2)
Comprehensive (loss) income	$(2.2)	$(2.2)	$27.7	$(13.4)	$(24.5)	$(14.6)

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 29, 2013
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$13.8	$13.8	$27.1	$9.0	$(50.1)	$13.6
Non-cash adjustments	(4.9)	32.0	54.0	5.6	(50.1)	36.6
Changes in operating assets and liabilities, including intercompany activity	(7.8)	106.9	(263.9)	(12.9)	100.2	(77.5)
Cash provided by (used for) operating activities	1.1	152.7	(182.8)	1.7	—	(27.3)
Investing activities
Expenditures for property, plant and equipment	—	—	(5.3)	(2.5)	—	(7.8)
Acquisitions, net of cash	—	—	—	(4.4)	—	(4.4)
Cash used for investing activities	—	—	(5.3)	(6.9)	—	(12.2)
Financing activities
Repayments of long-term debt	—	(1.9)	—	—	—	(1.9)
Proceeds from borrowings of short-term debt	—	—	—	5.3	—	5.3
Repayments of short-term debt	—	(150.0)	—	(0.6)	—	(150.6)
Proceeds from exercise of stock options	—	0.3	—	—	—	0.3
Payment of deferred financing fees	—	(1.1)	—	—	—	(1.1)
Third party investment in non-controlling interest	—	—	—	0.4	—	0.4
Excess tax benefit on exercise of stock options	—	—	0.5	—	—	0.5
Cash (used for) provided by financing activities	—	(152.7)	0.5	5.1	—	(147.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.6)	—	(2.6)
Increase (decrease) in cash and cash equivalents	1.1	—	(187.6)	(2.7)	—	(189.2)
Cash and cash equivalents at beginning of period	16.5	—	395.1	112.5	—	524.1
Cash and cash equivalents at end of period	$17.6	$—	$207.5	$109.8	$—	$334.9

Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2012
(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(2.2)	$(2.2)	$27.4	$(0.7)	$(24.5)	$(2.2)
Non-cash adjustments	(3.6)	44.6	21.5	5.9	(24.5)	43.9
Changes in operating assets and liabilities, including intercompany activity	10.1	(181.1)	46.4	(4.0)	49.0	(79.6)
Cash provided by (used for) operating activities	4.3	(138.7)	95.3	1.2	—	(37.9)
Investing activities
Expenditures for property, plant and equipment	—	—	(9.2)	(5.2)	—	(14.4)
Proceeds from dispositions of property, plant and equipment	—	—	4.6	—	—	4.6
Cash used for investing activities	—	—	(4.6)	(5.2)	—	(9.8)
Financing activities
Proceeds from borrowings of long-term debt	—	—	0.5	—	—	0.5
Repayments of long-term debt	—	(302.4)	—	(0.1)	—	(302.5)
Proceeds from issuance of common stock	—	458.3	—	—	—	458.3
Proceeds from exercise of stock options	—	0.7	—	—	—	0.7
Repayment of short-term debt	—	—	—	(0.4)	—	(0.4)
Payment of deferred financing fees	—	(0.3)	—	—	—	(0.3)
Payment of early redemption premium on long-term debt	—	(17.6)	—	—	—	(17.6)
Excess tax benefit on exercise of stock options	—	—	7.6	—	—	7.6
Cash provided by (used for) financing activities	—	138.7	8.1	(0.5)	—	146.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.7)	—	(3.7)
Increase (decrease) in cash and cash equivalents	4.3	—	98.8	(8.2)	—	94.9
Cash and cash equivalents at beginning of period	7.8	—	198.0	92.2	—	298.0
Cash and cash equivalents at end of period	$12.1	$—	$296.8	$84.0	$—	$392.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 29, 2013 and during the period from April 1, 2013 through June 29, 2013, there has been no material change to this information.
Evaluation of Subsequent Events
We evaluated subsequent events from the balance sheet date of June 29, 2013 through the date of this filing and have concluded that no subsequent events have occurred during this period.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued another update to Accounting Standards Codification ("ASC") No. 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material impact on our results of operations, financial position or cash flows.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2013 through June 29, 2013 as the “first quarter of fiscal 2014” or the “first quarter ended June 29, 2013.” Similarly, we refer to the period from April 1, 2012 through June 30, 2012 as the “first quarter of fiscal 2013” or the “first quarter ended June 30, 2012.”

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
The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Board of Directors' Review of Strategic Alternatives
During the first quarter of fiscal 2014, we announced that our Board of Directors had concluded its previously announced review of the Company's strategic alternatives. The Board has determined the best alternative to enhance long term stockholder value is to execute our strategic plan as a stand-alone public company.
Consolidated Overview
Net sales for the first quarter of fiscal 2014 increased 3.1% year-over-year to $508.7 million. Core net sales for the first quarter of fiscal 2014 increased 3.0% as the impact of acquisitions and foreign currency translation was negligible. Income from operations for the first quarter of fiscal 2014 increased 11% year-over-year to $61.0 million, or 12% of net sales.

First Quarter Ended June 29, 2013 Compared with the First Quarter Ended June 30, 2012:
Net sales
(Dollars in Millions)

	Quarter Ended
	June 29, 2013	June 30, 2012	Change	% Change
Process & Motion Control	$314.6	$313.9	$0.7	0.2%
Water Management	194.1	179.7	14.4	8.0%
Consolidated	$508.7	$493.6	$15.1	3.1%
Process & Motion Control
Process & Motion Control net sales were $314.6 million in the first quarter of fiscal 2014 and $313.9 million in the first quarter of fiscal 2013. Core net sales were flat year-over-year as sales growth in our food and beverage and non-US mining end-markets was offset by soft global demand in the majority of our remaining end-markets.
Water Management
Water Management net sales increased 8% from the prior year to $194.1 million in the first quarter of fiscal 2014. Core net sales increased 8% year-over-year as a result of market share gains in our Water Management end-markets and increased alternative market sales in our non-residential construction end-markets.
 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	June 29, 2013	June 30, 2012	Change	% Change
Process & Motion Control	$51.3	$55.5	$(4.2)	(7.6)%
% of net sales	16.3%	17.7%	(1.4)%
Water Management	18.7	16.5	2.2	13.3%
% of net sales	9.6%	9.2%	0.4%
Corporate	(9.0)	(17.0)	8.0	47.1%
Consolidated	$61.0	$55.0	$6.0	10.9%
% of net sales	12.0%	11.1%	0.9%
Process & Motion Control
Process & Motion Control income from operations for the first quarter of fiscal 2014 was $51.3 million, compared to $55.5 million for the first quarter of fiscal 2013. Income from operations as a percentage of net sales was 16.3% in the first quarter of fiscal 2014 compared to 17.7% in the prior year and reflects investments we have made to drive share gains in strategic geographies combined with higher year-over-year depreciation from capital investments made in fiscal 2013.
Water Management
Water Management income from operations for the first quarter of fiscal 2014 increased 13.3% to $18.7 million, compared to $16.5 million in the first quarter of fiscal 2013. Income from operations as a percentage of net sales increased 40 basis points to 9.6% in the first quarter of fiscal 2014 on lower year-over-year depreciation related to the consolidation of our North American manufacturing footprint, which was partially offset by investments in strategic growth initiatives.
Corporate
Corporate expenses were $9.0 million and $17.0 million in the first quarter of fiscal 2014 and fiscal 2013, respectively. The decrease in corporate expenses primarily relates to a $10.1 million incremental charge taken in the first quarter of fiscal 2013 in connection with a settlement of litigation associated with Zurn brass fittings, partially offset by restructuring actions and timing of professional services in the first quarter of fiscal 2014. See Note 16 Commitments and Contingencies for additional information regarding the Zurn brass fitting litigation.

Interest expense, net
Interest expense, net was $35.0 million in the first quarter of fiscal 2014 compared to $38.3 million in the first quarter of fiscal 2013. The year-over-year decrease in interest expense is primarily the result of a reduction in total outstanding debt as well as lower weighted average borrowing rates.
Loss on extinguishment of debt
During the first quarter of fiscal 2014, we completed a re-pricing of the applicable margin on our term loan facilities and recognized a pre-tax loss of $4.0 million related to the portion of debt that was considered modified in accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $2.4 million of unamortized deferred financing costs and $0.8 million of original issue discount. During the first quarter of fiscal 2013, we recorded a $21.1 million loss on debt extinguishment as a result of the full redemption of all outstanding 11.75% senior subordinated notes due 2016 ("11.75% Notes").
Other (expense) income, net
Other expense, net for the quarter ended June 29, 2013, consists of $3.4 million of costs attributable to our Board of Directors' review of strategic alternatives, foreign currency transaction losses of $2.8 million, $0.4 million loss on the sale of property, plant and equipment and other miscellaneous income of $0.4 million. Other income, net for the quarter ended June 30, 2012, consists of management fee expense of $15.0 million, foreign currency transaction losses of $4.8 million, a CDSOA recovery of $16.6 million, a $4.2 million gain on the sale of property, plant and equipment and other miscellaneous losses of $0.5 million.
 Provision (benefit) for income taxes
The income tax provision was $2.2 million in the first quarter of fiscal 2014 compared to an income tax benefit of $3.2 million in the first quarter of fiscal 2013. The effective income tax rate for the first quarter of fiscal 2014 was 13.9% versus 82.1% in the first quarter of fiscal 2013. The effective income tax rate for the first quarter of fiscal 2014 is below the U.S. federal statutory rate of 35% mainly due to the accrual of foreign income taxes at rates that are generally below the U.S. federal statutory rate and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first quarter of fiscal 2013 is higher than the U.S. federal statutory rate of 35% mainly due to the higher tax effect of significant, discrete period items compared to the overall forecasted rate in conjunction with the relatively low amount of (loss) before income taxes recognized for the period.
Net income (loss) from continuing operations
Our net income from continuing operations for the first quarter of fiscal 2014 was $13.6 million compared to a loss of $0.7 million in the first quarter of fiscal 2013 as a result of the factors described above. Diluted income per share from continuing operations was $0.14 in the first quarter of fiscal 2014, as compared to a loss rounding to $0.00 in the first quarter of fiscal 2013.
Loss from discontinued operations
Our net loss from discontinued operations was $1.5 million in the first quarter of fiscal 2013. The loss from discontinued operations relates to the divestiture by sale in fiscal 2013 of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform.

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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our senior secured credit facilities, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance by comparing the ratio of our senior secured bank debt to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the three months ended June 29, 2013 of $93.0 million and net income attributable to Rexnord for the same period of $13.8 million.
Covenant Compliance
The credit agreement and indenture that governs our notes contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the senior secured credit facilities and indenture that governs our notes may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement that governs our senior secured credit facilities restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum senior secured bank debt to Adjusted EBITDA ratios and, with respect to our revolving facility, also require us to remain at or below a certain maximum senior secured bank debt to Adjusted EBITDA ratio of 5.0 to 1.0 as of the end of each fiscal quarter (1.15 to 1.0 at June 29, 2013). Certain covenants contained in the indenture that governs our notes restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to achieve a minimum Adjusted EBITDA to Fixed Charges ratio. Under such indenture, our ability to incur additional indebtedness and our ability to make future acquisitions under certain circumstances requires us to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.0 to 1.0 (2.76 to 1.0 at June 29, 2013). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
“Fixed Charges” is defined in our indentures as net interest expense, excluding the amortization or write-off of deferred financing costs.
“Adjusted EBITDA” is the term we use to describe EBITDA as defined and adjusted in our senior secured credit facilities, which is net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.

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
As of June 29, 2013, the calculation of Adjusted EBITDA under our senior secured credit facilities results in a substantially identical calculation. However, the results of such calculations could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 30, 2012	Year ended March 31, 2013	Three months ended June 29, 2013	Twelve months ended June 29, 2013
Net (loss) income attributable to Rexnord	$(2.2)	$50.1	$13.8	$66.1
Interest expense, net	38.3	153.3	35.0	150.0
Income tax (benefit) provision	(3.2)	20.3	2.2	25.7
Depreciation and amortization	28.1	112.4	27.5	111.8
EBITDA	$61.0	$336.1	$78.5	$353.6
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	0.2	5.7	—	5.5
Loss from discontinued operations, net of tax (1)	1.5	4.8	—	3.3
Restructuring and other similar charges (2)	1.6	8.6	1.8	8.8
Loss on extinguishment of debt (3)	21.1	24.0	4.0	6.9
Stock-based compensation expense	1.6	7.1	1.5	7.0
LIFO expense (4)	0.9	5.7	1.0	5.8
Zurn PEX loss contingency	10.1	10.1	—	—
Other (income) expense, net (5)	(0.5)	2.9	6.2	9.6
Subtotal of adjustments to EBITDA	$36.5	$68.9	$14.5	$46.9
Adjusted EBITDA	$97.5	$405.0	$93.0	$400.5
Pro forma adjustment for acquisitions (6)				$2.6
Pro forma Adjusted EBITDA				$403.1
Fixed charges (7)				$146.1
Ratio of Adjusted EBITDA to Fixed Charges				2.76x
Senior secured bank indebtedness (8)				$465.1
Senior secured bank leverage ratio (9)				1.15x
__________________________________

(1)
Represents the loss on discontinued operations related to the divestiture of a non-core engineered chain business located in Shanghai, China. During the third quarter of fiscal 2013, the Company completed the sale of the business. See Part I Item 1, Note 3 Discontinued Operations of the condensed consolidated financial statements for more information.

(2)
Represents restructuring costs comprised of work force reduction, lease termination, and other facility rationalization costs. See Part I Item 1, Note 4 Restructuring and Other Similar Costs of the condensed consolidated financial statements for more information.

(3)
The loss on extinguishment of debt for the first three months of fiscal 2014 is the result of the re-pricing of our outstanding term loans. Additionally, the loss on extinguishment of debt for fiscal 2013 is the result of our early redemption of the 11.75% Notes in the first quarter of fiscal 2013 and the re-pricing of our outstanding term loans in the third quarter of fiscal 2013. See Part I Item 1, Note 13 Long-Term Debt of the condensed consolidated financial statements for more information.

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our senior secured credit facilities.

(5)	Other (income) expense, net for the periods indicated, consists of:

(in millions)	Three months ended June 30, 2012	Year ended March 31, 2013	Three months ended June 29, 2013	Twelve months ended June 29, 2013
Management fee expense	$15.0	$15.0	$—	$—
CDSOA recovery	(16.6)	(16.6)	—	—
(Gain) loss on sale of property, plant and equipment	(4.2)	(3.6)	0.4	1.0
Loss on foreign currency transactions	4.8	6.8	2.8	4.8
Other expense	0.5	1.3	3.0	3.8
Total	$(0.5)	$2.9	$6.2	$9.6

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Klamflex Pipe Couplings Ltd. ("Klamflex") and Cline Acquisition Corp. ("Cline") as permitted by our senior secured credit facilities and indenture that governs our notes. The pro forma Klamflex adjustment includes the period from July 1, 2012 through April 26, 2013 and the pro forma Cline adjustment includes July 1, 2012 through December 13, 2012.

(7)	The indenture governing our senior notes defines fixed charges as interest expense excluding the amortization or write-off of deferred financing costs for the trailing four quarters.

(8)
The senior secured credit facilities define senior secured bank debt as consolidated secured indebtedness for borrowed money, less unrestricted cash, which was $318.6 million (as defined by the senior secured credit facilities) at June 29, 2013. Senior secured bank debt reflected in the table consists of borrowings under our senior secured credit facilities.

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
As of June 29, 2013, we had $334.9 million of cash and cash equivalents and $321.8 million of additional borrowing capacity ($221.8 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of June 29, 2013, the available borrowings under our credit facility have been reduced by $43.2 million due to outstanding letters of credit. As of March 31, 2013, we had $524.1 million of cash and cash equivalents and approximately $324.9 million of additional borrowing capacity ($224.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash used by operating activities in the first three months of fiscal 2014 was $27.3 million compared to $37.9 million in the first three months of fiscal 2013. Our use of cash in the first quarter of fiscal 2014 and fiscal 2013 is due to the timing of our semi-annual $48.7 million interest payment on the 8.50% Notes as well as our annual incentive compensation payments. The improvement in operating cash flows was primarily driven by solid working capital (accounts receivable, inventory and accounts payable) management, which generated an incremental $11.3 million of cash year-over-year. Transactional items impacting the comparison of operating cash flow between quarters include a net source of $7.1 million year-over-year related to lower excess tax benefits recorded on stock option exercises and a $12.2 million use of cash in the first quarter of fiscal 2014 for the payment of plaintiff's attorney's fees as well as the required funding of the class action claims fund associated with the February 2013 Zurn brass fitting legal settlement (See Part I Item I, Note 16 Commitments and Contingencies for additional information). The remaining increase in operating cash flow compared to the first quarter of fiscal 2013 can primarily be attributed to the incremental cash earnings on our year-over-year sales growth.
Cash used for investing activities was $12.2 million in the first three months of fiscal 2014 compared to a use of $9.8 million in the first three months of fiscal 2013. We invested $7.8 million in capital expenditures in the first three months of fiscal 2014 compared to $14.4 million in the first three months of fiscal 2013, due to the timing of certain capital projects. The use of cash in the first three months of fiscal 2014 also included $4.4 million for the acquisition of Klamflex (net of cash acquired). Investing cash flows in the first three months of fiscal 2013 also included $4.6 million of proceeds received from the sale of certain property, plant and equipment.

Cash used by financing activities was $147.1 million in the first three months of fiscal 2014 compared to a source of $146.3 million in the first three months of fiscal 2013. The cash used by financing activities in the first three months of fiscal 2014 consisted of a $150.0 million prepayment of our outstanding term loans associated with the re-pricing of our term loan facility on April 24, 2013, which also included $1.1 million of financing fees paid to lenders. The above items were offset mainly by other net borrowings of debt of $2.8 million (including $2.0 million payment on our term loans). The cash provided by financing activities in the first three months of fiscal 2013 consisted of $458.3 million of proceeds from the closing of our initial public offering on April 3, 2012, net of underwriters fees and other direct costs of the offering. This source of cash was partially offset by the full redemption on April 17, 2012 of $300.0 million principal amount of then-outstanding 11.75% Notes, a $17.6 million early redemption premium, and other net repayments of debt of $2.4 million on our term loan. Additionally, $7.6 million was recognized in the first three months of fiscal 2013 as an excess tax benefit on option exercises that occurred in the quarter.
Indebtedness
As of June 29, 2013 we had $1,985.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 29, 2013	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
8.50% Senior notes due 2018	$1,145.0	$—	$1,145.0
Term loans (1)	783.7	7.9	775.8
8.875% Senior notes due 2016	2.0	—	2.0
Other (2)	54.7	16.1	38.6
Total	$1,985.4	$24.0	$1,961.4
(1) Includes an unamortized original issue discount of $2.5 million at June 29, 2013.
(2) Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Part I Item I, Note 13 Long-Term Debt of the condensed consolidated financial statements for a description of our outstanding indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our operating results”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Approximately 34% of our sales originated outside of the United States in the first three months of fiscal 2014. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of June 29, 2013, stockholders' equity decreased by $2.5 million from March 31, 2013 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of June 29, 2013, the result would have decreased stockholders' equity by approximately $46.8 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At June 29, 2013, the Company had entered into foreign currency forward contracts that exchange Canadian dollars (“CAD”) for USD, USD for Euro ("EUR") and EUR for Czech Koruna ("CZK"). The forward contracts in place as of June 29, 2013 were set to expire between July 2013 and March 2014 and have total notional amounts in connection with CAD for USD contracts of $6.2 million CAD ($6.2 million USD) with contract rates of approximately $0.99CAD:$1USD, USD for EUR contracts of $2.2 million USD (€1.7 million EUR) with rates ranging between $1.29USD:€1EUR to $1.34USD:€1EUR and EUR for CZK of €1.0 million EUR (25.4 million CZK) with rates approximating €0.04EUR:1CZK. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.5 million decrease in the fair value of foreign exchange forward contacts as of June 29, 2013.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 29, 2013, our outstanding borrowings under the term loan facility were $783.7 million (net of $2.5 million unamortized original issue discount). As of June 29, 2013, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 3.75%, determined as the LIBO rate (subject to a 1% floor) plus 2.75%.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 39% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the June 29, 2013 market interest rate would increase interest expense under the senior secured credit facilities by approximately $1.5 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 29, 2013, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
See the information under the heading "Commitments and Contingencies" in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM 6.	EXHIBITS
See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	August 2, 2013	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Incremental Assumption Agreement dated as of April 24, 2013, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012 as amended pursuant to the Incremental Assumption Agreement dated as of October 4, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 24, 2013).

10.2
Underwriting Agreement, dated as of June 20, 2013, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the several underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K dated June 20, 2013).

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