Form 10-Q
period 2013-12-28
Rexnord Corp
filed 2014-01-28
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2014
Rexnord Corporation Common Stock, $0.01 par value per share	98,015,137 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2014, or fiscal 2014, means the period from April 1, 2013 to March 31, 2014 and the third quarters of fiscal 2014 and 2013 mean the fiscal quarters ended December 28, 2013 and December 29, 2012, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 28, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$192.7	$524.1
Receivables, net	320.0	350.4
Inventories, net	379.3	326.2
Other current assets	51.6	46.4
Total current assets	943.6	1,247.1
Property, plant and equipment, net	435.8	410.7
Intangible assets, net	607.0	613.5
Goodwill	1,151.9	1,118.4
Insurance for asbestos claims	35.0	35.0
Other assets	42.8	49.1
Total assets	$3,216.1	$3,473.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$26.1	$169.3
Trade payables	195.7	208.3
Compensation and benefits	59.0	55.6
Current portion of pension and postretirement benefit obligations	5.7	5.7
Interest payable	0.8	48.1
Other current liabilities	114.8	121.2
Total current liabilities	402.1	608.2

Long-term debt	1,952.1	1,962.3
Pension and postretirement benefit obligations	163.4	170.8
Deferred income taxes	197.6	231.6
Reserve for asbestos claims	35.0	35.0
Other liabilities	31.8	37.4
Total liabilities	2,782.0	3,045.3

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 98,846,185 at December 28, 2013 and 98,108,438 at March 31, 2013	1.0	1.0
Additional paid-in capital	795.0	784.0
Retained deficit	(321.3)	(311.5)
Accumulated other comprehensive loss	(34.2)	(38.7)
Treasury stock at cost; 900,904 shares at December 28, 2013 and March 31, 2013	(6.3)	(6.3)
Total Rexnord stockholders' equity	434.2	428.5
Non-controlling interest	(0.1)	—
Total stockholders' equity	434.1	428.5
Total liabilities and stockholders' equity	$3,216.1	$3,473.8
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales	$489.1	$471.7	$1,512.3	$1,464.8
Cost of sales	307.9	303.8	957.4	931.6
Gross profit	181.2	167.9	554.9	533.2
Selling, general and administrative expenses	99.2	93.7	311.2	297.5
Zurn PEX loss contingency	—	—	—	10.1
Restructuring and other similar charges	1.8	2.3	4.8	6.3
Amortization of intangible assets	12.7	12.4	37.8	38.7
Income from operations	67.5	59.5	201.1	180.6
Non-operating expense:
Interest expense, net	(22.2)	(39.1)	(86.4)	(114.6)
Loss on the extinguishment of debt	—	(2.9)	(133.2)	(24.0)
Other expense, net	(4.2)	(2.2)	(10.3)	(1.5)
Income (loss) from continuing operations before income taxes	41.1	15.3	(28.8)	40.5
Provision (benefit) for income taxes	12.5	3.9	(18.5)	9.5
Net income (loss) from continuing operations	28.6	11.4	(10.3)	31.0
Loss from discontinued operations, net of tax	—	(2.2)	—	(4.8)
Net income (loss)	$28.6	$9.2	$(10.3)	$26.2
Non-controlling interest loss	(0.1)	—	(0.5)	—
Net income (loss) attributable to Rexnord	$28.7	$9.2	$(9.8)	$26.2

Net income (loss) per share from continuing operations:
Basic	$0.29	$0.12	$(0.11)	$0.32
Diluted	$0.28	$0.11	$(0.11)	$0.31
Net loss per share from discontinued operations:
Basic	$—	$(0.02)	$—	$(0.05)
Diluted	$—	$(0.02)	$—	$(0.05)
Net income (loss) per share attributable to Rexnord:
Basic	$0.29	$0.10	$(0.10)	$0.27
Diluted	$0.28	$0.09	$(0.10)	$0.26
Weighted-average number of shares outstanding (in thousands)
Basic	97,843	96,789	97,513	95,591
Effect of dilutive stock options	3,317	3,489	—	4,077
Diluted	101,160	100,278	97,513	99,668

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income (loss) attributable to Rexnord	$28.7	$9.2	$(9.8)	$26.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.7)	0.7	5.2	(5.7)
Unrealized gain on interest rate derivatives, net of tax	0.1	—	0.1	—
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	0.3	(0.8)	0.9
Other comprehensive (loss) income, net of tax	(2.9)	1.0	4.5	(4.8)
Non-controlling interest loss	$(0.1)	$—	$(0.5)	$—
Total comprehensive income (loss)	$25.7	$10.2	$(5.8)	$21.4
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 28, 2013	December 29, 2012
Operating activities
Net (loss) income	$(10.3)	$26.2
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	42.8	45.2
Amortization of intangible assets	37.8	38.7
Amortization of deferred financing costs	2.1	3.0
Loss (gain) on dispositions of property, plant and equipment	1.3	(4.0)
Deferred income taxes	(30.2)	(12.9)
Other non-cash charges	0.8	8.0
Loss on debt extinguishment	133.2	24.0
Stock-based compensation expense	5.3	5.4
Changes in operating assets and liabilities:
Receivables	36.4	36.2
Inventories	(33.9)	(41.6)
Other assets	(5.2)	(0.9)
Accounts payable	(18.0)	(33.5)
Accruals and other	(68.7)	(44.7)
Cash provided by operating activities	93.4	49.1

Investing activities
Expenditures for property, plant and equipment	(31.6)	(41.5)
Acquisitions, net of cash	(112.0)	(21.1)
Loan receivable for financing under New Market Tax Credit incentive program	—	(9.7)
Proceeds from dispositions of property, plant and equipment	—	6.1
Proceeds from dispositions of discontinued operations, net of cash	—	2.3
Cash used for investing activities	(143.6)	(63.9)

Financing activities
Proceeds from borrowings of long-term debt	1,934.8	15.4
Repayments of long-term debt	(1,938.2)	(308.1)
Proceeds from borrowings of short-term debt	6.9	10.2
Repayments of short-term debt	(162.1)	(5.1)
Payment of deferred financing fees	(17.1)	(2.0)
Payment of early redemption premium on long-term debt	(109.9)	(17.6)
Net proceeds from issuance of common stock	—	458.3
Proceeds from exercise of stock options	1.8	2.3
Third party investment in non-controlling interest	0.4	—
Excess tax benefit on exercise of stock options	3.9	17.2
Cash (used for) provided by financing activities	(279.5)	170.6
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(1.3)
(Decrease) increase in cash and cash equivalents	(331.4)	154.5
Cash and cash equivalents at beginning of period	524.1	298.0
Cash and cash equivalents at end of period	$192.7	$452.5

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 28, 2013
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
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's fiscal 2013 Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued another update to Accounting Standards Codification ("ASC") 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive loss by component. In addition, an entity is required to present, either on the face of the statement where net (loss) income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive loss by the respective line items of net (loss) income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material impact on the Company's statements of results of operations, financial position or cash flows.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which generally requires an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance is effective for unrecognized tax benefits that exist at the effective date for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company has elected early adoption and implemented this guidance in the second quarter of fiscal 2014 resulting in an increase in the presentation of our noncurrent deferred income tax liability and a reduction in the presentation of our unrecognized tax benefits (within other liabilities) in the amount of $7.0 million and $6.3 million at September 28, 2013 and March 31, 2013, respectively. As of December 28, 2013, this presentation resulted in an increase to our noncurrent deferred income tax liability and a reduction to our unrecognized tax benefits (within other liabilities) in the amount of $7.0 million.

2. Acquisitions
Fiscal Year 2014 Acquisitions

On December 16, 2013, the Company acquired Precision Gear Holdings, LLC (“PGH”) for a total cash purchase price of $77.1 million, net of cash acquired and excluding transaction costs. PGH has two operating subsidiaries, Merit Gear LLC (“Merit Gear”), located in Antigo, WI, and Precision Gear LLC (“Precision Gear”), located in Twinsburg, OH. Merit Gear is a build-to-print manufacturer of high-quality gearing and specialized gearboxes primarily for the North American oil and gas market, along with other diversified industrial markets. Precision Gear is a leading manufacturer of highly specialized gears primarily serving the aerospace market, along with various other industrial markets. This acquisition is complementary to the Company's existing Process & Motion Control platform.

On August 30, 2013, the Company acquired certain assets of L.W. Gemmell ("LWG") for a total cash purchase price of $8.2 million, excluding transactions costs. LWG, based in Australia, is a distributor of non-residential plumbing products. A portion of LWG's historical sales were from existing Rexnord Water Management product lines. As such, the acquisition provides the Company with the opportunity to expand its international presence through a more direct ownership structure as well as additional product offerings.

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

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates included above. The acquisitions of PGH, LWG, Micro Precision and Klamflex were not material to the Company’s condensed consolidated financial statements, either individually or in the aggregate. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the nine months ended December 28, 2013 have not been presented because they are not significant to the Company's condensed consolidated statements of operations and financial position, either individually or in the aggregate.

The fiscal year 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The aggregate purchase price allocation resulted in goodwill of $27.6 million ($25.7 million of tax deductible goodwill), other intangible assets of $27.3 million, property, plant and equipment of $36.9 million and other net assets of $20.2 million. The purchase price allocation for all acquisitions is preliminary and subject to final working capital and other valuation adjustments that will be completed within the one year period following each acquisition date.
Fiscal Year 2013 Acquisition

On December 13, 2012, the Company acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.6 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition is a product line extension of the Company's existing Process & Motion Control service offerings and expands its presence in the southeast region of the U.S. As a result of this transaction, the Company acquired $22.9 million of intangible assets consisting of $13.3 million of goodwill (which is not deductible for tax purposes) and $9.6 million of all other intangible assets based on the Company's final purchase price allocation. The acquisition of Cline was not material to the Company’s condensed consolidated financial statements.

Water Management Joint Venture
During the first quarter of fiscal 2014, the Company established a new French sales office in its Water Management platform to expand its European water and wastewater market presence.  This new sales office was formed via a joint venture between the Company and six external sales associates; the Company contributed an immaterial amount of capital to the joint venture. As the Company has a 51% ownership stake and is deemed to have significant control over the new legal entity, the financial statements of the new joint venture have been wholly consolidated in accordance with ASC 810, Consolidations.  The remaining 49% of the joint venture that is not owned by the Company has been presented as a non-controlling interest throughout the financial statements.

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
The results of operations of the business for the third quarter and nine months ended December 28, 2012 are presented on the condensed consolidated Statements of Operations as loss from discontinued operations, net of tax.
4. Restructuring and Other Similar Costs
During the third quarter and nine months ended December 28, 2013, the Company continued to execute various restructuring actions. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves and the impact of acquisitions on the Company's overall manufacturing capacity. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs.
The following table summarizes the Company's restructuring costs during the three and nine months ended December 28, 2013 and December 29, 2012 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended December 28, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.8	$—	$—	$0.8
Lease termination and other costs	1.0	—	—	1.0
Total restructuring and other similar costs	$1.8	$—	$—	$1.8

	Restructuring Costs Nine Months Ended December 28, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.5	$1.1	$0.8	$3.4
Lease termination and other costs	1.3	0.1	—	1.4
Total restructuring and other similar costs	$2.8	$1.2	$0.8	$4.8

	Restructuring Costs Three Months Ended December 29, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.7	$0.5	$—	$2.2
Lease termination and other costs	0.1	—	—	0.1
Total restructuring and other similar costs	$1.8	$0.5	$—	$2.3

	Restructuring Costs Nine Months Ended December 29, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$4.6	$0.7	$—	$5.3
Lease termination and other costs	0.3	0.7	—	1.0
Total restructuring and other similar costs	$4.9	$1.4	$—	$6.3

The following table summarizes the activity in the Company's restructuring reserve for the nine months ended December 28, 2013 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring reserve, March 31, 2013	$3.7	$0.1	$3.8
Charges	3.4	1.4	4.8
Cash payments	(5.1)	(1.5)	(6.6)
Restructuring reserve, December 28, 2013 (1)	$2.0	$—	$2.0

(1)	The restructuring reserve is included in other current liabilities in the condensed consolidated balance sheets.
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
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During the first quarter of fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during the nine month period ended December 29, 2012 representing its pro rata share of amounts withheld since 2006. These recoveries are included in Other expense, net on the condensed consolidated statement of operations for the nine months ended December 29, 2012. The Company did not receive any recoveries during the nine month period ended December 28, 2013 or any recoveries in the third quarter of fiscal 2013. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.
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
The income tax provision was $12.5 million in the third quarter of fiscal 2014 compared to an income tax provision of $3.9 million in the third quarter of fiscal 2013. The effective income tax rate for the third quarter of fiscal 2014 was 30.4% versus 25.5% in the third quarter of fiscal 2013. The effective income tax rate for the third quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% mainly due to the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the third quarter of fiscal 2013 was below the U.S. federal statutory rate of 35% mainly due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of applicable statues of limitations.
The income tax benefit recorded in the first nine months of fiscal 2014 was $18.5 million compared to an income tax provision of $9.5 million in the first nine months of fiscal 2013. The effective income tax rate for the first nine months of fiscal 2014 was 64.2% versus 23.5% in the first nine months of fiscal 2013. The effective income tax rate for the first nine months of fiscal 2014 was above the U.S. federal statutory rate of 35% mainly due to the accrual of a significant state tax benefit associated with the Company's August 2013 debt refinancing (see Note 13 Long-Term Debt), the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first nine months of fiscal 2013 was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, as well as the higher tax benefit associated with significant, discrete period items compared to the overall forecasted rate.

At December 28, 2013, the Company had a $25.2 million liability for unrecognized net income tax benefits. At March 31, 2013, the Company's total liability for unrecognized net income tax benefits was $27.5 million. The decrease in unrecognized net income tax benefits is mainly due to the expiration of the statutes of limitations for various tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 28, 2013 and March 31, 2013, the total amount of gross, unrecognized income tax benefits included $10.2 million and $10.5 million of accrued interest and penalties, respectively. The Company recognized $0.4 million of net interest and penalties as income tax benefit during the nine months ended December 28, 2013. The Company recognized $0.3 million of net interest and penalties as income tax expense during the nine months ended December 29, 2012.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. During the first quarter ended June 29, 2013, the Company completed an examination of its Italian corporate income tax returns for the tax years ended March 31, 2008 through March 31, 2011. Similarly, during the second quarter ended September 28, 2013, the Company completed an examination of certain German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2006 through March 31, 2010. The Company paid approximately $0.7 million and $0.4 million upon the conclusion of the Italian and German examinations, respectively. However, these amounts did not have a negative financial statement impact to the Company as the amounts were either previously reserved as an unrecognized tax benefit or appropriately accounted for as a deferred tax item. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2011, state and local income tax examinations for years ending prior to fiscal 2010 or significant foreign income tax examinations for years ending prior to fiscal 2009. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. ("Apollo") acquired the Company) and the tax years ended March 31, 2008, 2009 and 2010 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.
7. Earnings per Share
Basic net income (loss) per share from continuing and discontinued operations is computed by dividing net income (loss) from continuing operations and loss from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the three months ended December 28, 2013 excludes 2,108,690 options to purchase shares due to their anti-dilutive effect. For the nine months ended December 28, 2013 all options to purchase shares of common stock were excluded from the computation of diluted loss per share because the net loss in the period caused all potentially dilutive options to be anti-dilutive. The computation for diluted net earnings per share for the third quarter and nine months ended December 29, 2012, both exclude options to purchase 2,964,006 shares due to their anti-dilutive effects.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ Equity
Balance at March 31, 2013	$—	$1.0	$784.0	$(311.5)	$(38.7)	$(6.3)	$—	$428.5
Total comprehensive (loss) income	—	—	—	(9.8)	4.5	—	(0.5)	(5.8)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3
Exercise of stock options, net of shares surrendered	—	—	1.8	—	—	—	—	1.8
Issuance of equity to non-controlling interest holders	—	—	—	—	—	—	0.4	0.4
Tax benefit on stock option exercises	—	—	3.9	—	—	—	—	3.9
Balance at December 28, 2013	$—	$1.0	$795.0	$(321.3)	$(34.2)	$(6.3)	$(0.1)	$434.1
____________________
(1) Represents a 49% non-controlling interest in a Water Management joint venture. See Note 2 Acquisitions for additional information.

9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 28, 2013 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2013	$—	$0.7	$(39.4)	$(38.7)
Other comprehensive income before reclassifications	0.1	5.2	—	5.3
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.8)	(0.8)
Net current period other comprehensive income (loss)	0.1	5.2	(0.8)	4.5
Balance at December 28, 2013	$0.1	$5.9	$(40.2)	$(34.2)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net (loss) income during the nine months ended December 28, 2013 and December 29, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012	Income Statement Line
Pension and other postretirement plans
Amortization of prior service (credit) costs	$(0.5)	$0.5	$(1.3)	$1.5	Selling, general and administrative expenses
Provision (benefit) for income taxes	0.2	(0.2)	0.5	(0.6)
Total net of tax	$(0.3)	$0.3	$(0.8)	$0.9

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 28, 2013	March 31, 2013
Finished goods	$236.7	$203.0
Work in progress	77.9	73.5
Raw materials	59.3	43.0
Inventories at First-in, First-Out ("FIFO") cost	373.9	319.5
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.4	6.7
	$379.3	$326.2

11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 28, 2013 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (Trade Names)	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2013	$877.1	$193.9	$104.9	$4.9	$303.7
Acquisitions	24.8	4.8	20.4	—	25.2
Purchase price allocation adjustments	1.1	—	—	—	—
Amortization	—	—	(21.8)	(0.9)	(22.7)
Currency translation adjustment and other	3.2	0.5	0.2	0.4	1.1
Net carrying amount as of December 28, 2013	$906.2	$199.2	$103.7	$4.4	$307.3
Water Management
Net carrying amount as of March 31, 2013	$241.3	$138.1	$162.8	$8.9	$309.8
Acquisitions	2.8	1.2	0.9	—	2.1
Amortization	—	—	(13.8)	(1.3)	(15.1)
Currency translation adjustment and other	1.6	1.2	1.5	0.2	2.9
Net carrying amount as of December 28, 2013	$245.7	$140.5	$151.4	$7.8	$299.7
Consolidated
Net carrying amount as of March 31, 2013	$1,118.4	$332.0	$267.7	$13.8	$613.5
Acquisitions	27.6	6.0	21.3	—	27.3
Purchase price allocation adjustments	1.1	—	—	—	—
Amortization	—	—	(35.6)	(2.2)	(37.8)
Currency translation adjustment and other	4.8	1.7	1.7	0.6	4.0
Net carrying amount as of December 28, 2013	$1,151.9	$339.7	$255.1	$12.2	$607.0

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 28, 2013 and March 31, 2013 are as follows (in millions):

		December 28, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$39.2	$(27.0)	$12.2
Customer relationships (including distribution network)	13 years	585.9	(330.8)	255.1
Intangible assets not subject to amortization - trademarks and tradenames		339.7	—	339.7
		$964.8	$(357.8)	$607.0

		March 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.6	$(24.8)	$13.8
Customer relationships (including distribution network)	12 years	562.9	(295.2)	267.7
Intangible assets not subject to amortization - trademarks and tradenames		332.0	—	332.0
		$933.5	$(320.0)	$613.5
Intangible asset amortization expense totaled $12.7 million and $37.8 million for the third quarter and nine months ended December 28, 2013, respectively. Intangible asset amortization expense totaled $12.4 million and $38.7 million for the third quarter and nine months ended December 29, 2012, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $50.5 million in fiscal year 2014 (inclusive of $37.8 million of amortization expense recognized in the nine months ended December 28, 2013), $51.4 million in fiscal year 2015, $51.3 million in fiscal year 2016, $32.2 million in fiscal year 2017, and $21.7 million in fiscal year 2018.
During the third quarter ended December 28, 2013, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value, therefore, no impairment was present.
12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 28, 2013	March 31, 2013
Customer advances	$12.7	$19.0
Sales rebates	25.4	16.2
Commissions	6.8	7.5
Restructuring and other similar charges (1)	2.0	3.8
Product warranty (2)	7.8	8.8
Risk management reserves (3)	9.5	9.3
Legal and environmental reserves	4.2	14.8
Deferred income taxes	15.8	11.1
Taxes, other than income taxes	8.1	9.0
Income taxes payable	10.1	7.5
Other	12.4	14.2
	$114.8	$121.2
____________________

(1)	See more information related to the restructuring obligations balance within Note 4.

(2)	See more information related to the product warranty obligations balance within Note 16.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 28, 2013	March 31, 2013
8.50% Senior notes due 2018	$—	$1,145.0
Term loans (1)	1,930.9	934.7
8.875% Senior notes due 2016	1.3	2.0
Other (2)	46.0	49.9
Total	1,978.2	2,131.6
Less current maturities	26.1	169.3
Long-term debt	$1,952.1	$1,962.3
____________________

(1)	Includes an unamortized original issue discount of $19.1 million and $3.5 million at December 28, 2013 and March 31, 2013, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million in each period presented.

Refinancing of Term Loan and Extinguishment of 8.50% Senior Notes due 2018
On August 21, 2013, the Company entered into a Third Amended and Restated First Lien Credit Agreement (the “Third Restated Credit Agreement”), which amended and restated in its entirety the Second Amended and Restated Credit Agreement, dated as of March 15, 2012, as amended (the "Former Credit Agreement"). The Third Restated Credit Agreement provides for loans consisting of a new term loan in the aggregate principal amount of $1,950.0 million (the “New Term Loan”) and a revolving credit facility of up to $265.0 million.

The proceeds of the New Term Loan were used to (i) repay in full the $786.2 million aggregate principal amount of existing term loans then-outstanding under the Former Credit Agreement, together with accrued interest thereon, (ii) retire (through a cash tender offer and redemption) all of the 8.50% Senior Notes due 2018 (the “8.50% Notes”) and (iii) pay related fees and expenses. Upon the redemption, the indenture governing the 8.50% Notes was discharged in accordance with its terms. See "Senior Secured Credit Facility" below for more information regarding the Third Restated Credit Agreement.

The Company accounted for the above transactions in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Upon finalizing the accounting for these transactions, the Company recognized a $129.2 million loss on the debt extinguishment in the second quarter ended September 28, 2013, which was comprised of a bond tender premium paid to holders as a result of the tender offer and redemption, as well as the non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $10.8 million of third party transaction costs, which will be amortized over the life of the New Term Loan as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$10.8	$—	$5.3	$16.1
Bond tender premiums (paid to holders)	—	—	109.9	109.9
Total expected cash transaction costs	10.8	—	115.2	$126.0
Non-cash write-off of unamortized amounts:
Deferred financing costs	(12.4)	—	12.4
Net original issue discount	—	17.9	1.6
Net financial statement impact	$(1.6)	$17.9	$129.2
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
As of December 28, 2013, the Company's outstanding borrowings under the New Term Loan were $1,930.9 million (net of $19.1 million unamortized original issue discount). At December 28, 2013, borrowings under the Third Restated Credit Agreement had an effective and average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the term loan facility are subject to a leverage-based pricing grid. As of December 28, 2013, interest rates under the Third Restated Credit Agreement for the term loan facility were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of alternative base rate ("ABR") borrowings, 2.00% (subject to a first lien leverage ratio) plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Third Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency borrowings, 3.00% (subject to a first lien leverage ratio) plus a Eurocurrency rate (subject to a 1% LIBOR floor). In the event the Company's first lien leverage ratio is less than 3.25x to 1.0, its applicable margin on both ABR and Eurocurrency term loan borrowings would decrease twenty-five (25) basis points.
For revolving commitments, the Company's applicable margin above the base rate (as described above) is 3.00% in the case of ABR borrowings and 4.00% in the case of Eurocurrency borrowings, subject to a first lien leverage test. In the event the Company's first lien leverage ratio is less than 1.5x to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease twenty-five (25) basis points. The Company's actual first lien leverage ratio was 4.16x to 1.0 as of December 28, 2013.
As of December 28, 2013, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is subject to a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder at an initial rate equal to 0.500% per annum.
As of December 28, 2013, the remaining mandatory principal payments prior to maturity on the term loan facilities were $131.6 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at December 28, 2013 or March 31, 2013; however, $28.3 million and $40.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at December 28, 2013 and March 31, 2013, respectively.
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
The Third Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness (including the senior notes); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Third Restated Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of December 28, 2013, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75x to 1.0.
Partial Prepayment of Old Term Loan
In the first quarter of fiscal 2014, the Company entered into an Incremental Assumption Agreement relating to the Former Credit Agreement, subsequently superseded by the Third Restated Credit Agreement above, which reduced the applicable margin on the term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment on the term loan facility. The $150.0 million of prepayment was classified within current maturities of debt on the balance sheet at March 31, 2013. The Company also recognized a related pre-tax loss of $4.0 million related to the portion of debt that was considered modified in the accordance with ASC 470-50, which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $2.4 million of deferred financing costs and $0.8 million of original issue discount, respectively.
Senior Notes and Senior Subordinated Notes
Outstanding Tranches of Notes
During the third quarter of fiscal 2014, the Company purchased $0.7 million outstanding principal on the 8.875% senior notes due 2016 (the "8.875% Notes") from an individual holder. At December 28, 2013, the Company had outstanding $1.3 million in principal of the 8.875% Notes. The indenture governing the 8.875% Notes does not contain material restrictive covenants and permits optional redemption of the notes on terms specified therein.
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
Other Subsidiary Debt
During fiscal 2013 and fiscal 2012, the Company received $4.3 million and $5.5 million, respectively, in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. Additionally, the Company received aggregate loan proceeds of $37.4 million ($27.6 million of which was derived from the aforementioned loans receivable) payable to the community development entities sponsoring each project. Similar to the loans receivable, these loans have a term of thirty years and bear an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018 and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net non-operating gain of up to $9.8 million, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.

The aggregate loans of $37.4 million are recorded in Long-Term Debt on the condensed consolidated balance sheets and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the condensed consolidated balance sheets. The Company incurred $0.7 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.
At December 28, 2013 and March 31, 2013, various wholly-owned subsidiaries had additional debt of $46.0 million and $49.9 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.
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
At December 28, 2013, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of December 28, 2013. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of December 28, 2013, Funding was in compliance with all applicable covenants and performance ratios.

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
Interest Rate Swaps
During the third quarter of fiscal 2014, the Company entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.50%% plus the applicable margin (inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. The interest rate derivatives have been designated as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company's condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's interest rate swaps within the tables below.

The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 15 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following tables indicate the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheets segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).
Fair value of derivatives designated as hedging instruments under ASC 815:

	December 28, 2013	March 31, 2013	Balance Sheet Classification
	Asset Derivatives
Interest rate swaps	$0.1	$—	Other long-term assets

Fair value of derivatives not designated as hedging instruments under ASC 815:

	December 28, 2013	March 31, 2013	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.2	$0.3	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$0.1	$0.1	Other current liabilities
The following table indicates the location and the amount of gains associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of December 28, 2013, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of gain recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	December 28, 2013	March 31, 2013
Interest rate swaps	$0.1	$—

		Amount recognized in other income (expense), net		Amount recognized in other income (expense), net
Derivative instruments not designated as hedging instruments under ASC 815	Condensed Consolidated Statements of Operations Classification	Third Quarter Ended		Nine Months Ended
		December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Foreign currency forward contracts	Other income (expense), net	$0.1	$0.3	$0.2	$0.1

Due to the forward starting nature of the interest rate swaps, the Company does not expect to reclassify any amount within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the nine months ended December 28, 2013. The following table provides a summary of the Company's assets that were recognized at fair value on a recurring basis as of December 28, 2013 and March 31, 2013 (in millions):

	Fair Value as of December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$0.1	$—	$0.1
Foreign currency forward contracts	—	0.2	—	0.2
Total assets at fair value	$—	$0.3	$—	$0.3
Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3
Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 28, 2013 and March 31, 2013 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the condensed consolidated balance sheets as of December 28, 2013 and March 31, 2013 was approximately $1,978.2 million and $2,131.6 million, respectively, whereas the fair value of long-term debt as of December 28, 2013 and March 31, 2013 was approximately $1,998.4 million and $2,254.1 million, respectively. The fair value is based on quoted market prices for the same issues.
16. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period from April 1, 2013 through December 28, 2013	Period from April 1, 2012 through December 29, 2012
Balance at beginning of period	$8.8	$8.7
Acquired obligations	0.2	—
Charged to operations	1.4	2.8
Claims settled	(2.6)	(2.6)
Balance at end of period	$7.8	$8.9
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

In connection with the Carlyle acquisition in November 2002, Invensys plc ("Invensys") has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 28, 2013, Zurn and an average of approximately 80 other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 26,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of December 28, 2013, the Company estimates the potential liability for the asbestos-related claims described above, as well as claims expected to be filed in the next ten years to be approximately $35.0 million, of which Zurn expects its insurance carriers to pay approximately $27.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $35.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of December 28, 2013, is approximately $252.6 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $176.6 million of aggregate liabilities.
As of December 28, 2013, the Company had a recorded receivable from its insurance carriers of $35.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $252.6 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $252.6 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC ("Zurn Industries"), were named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claimed damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
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
In January 2010, Sloan Valve Company (“Sloan”) filed a complaint against the Company’s subsidiary, Zurn Industries, for patent infringement in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Zurn Industries’ manual dual flush valve infringes Sloan’s patent for its “Flush Valve Handle Assembly Providing Dual Mode Operation” and seeks an unspecified amount of damages, including a request for treble damages and attorneys’ fees related to Sloan’s allegation of willful infringement. Trial for this matter is currently scheduled for September 2014. While the Company intends to continue vigorously defending itself in this action, it may be subject to liability beyond the reserves that have recorded to date.

17. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Pension Benefits:
Service cost	$0.4	$0.5	$1.4	$1.5
Interest cost	7.8	7.9	22.5	23.7
Expected return on plan assets	(7.6)	(8.0)	(23.0)	(24.0)
Amortization of:
Prior service cost	—	0.1	0.2	0.5
Net periodic benefit cost	$0.6	$0.5	$1.1	$1.7
Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.4	0.9	1.2
Amortization:
Prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit credit	$(0.2)	$(0.1)	$(0.5)	$(0.2)

During the first nine months of fiscal 2014 and 2013, the Company made contributions of $6.4 million and $7.8 million, respectively, to its U.S. qualified pension plan trusts.
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
The fair value of each option granted under the Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") during the nine months ended December 28, 2013 was determined on the date of grant using the Black-Scholes valuation model that utilized the following assumptions: expected volatility between 29% and 36% based on the expected volatility of publicly-traded companies within the Company's industry; expected term of 7.5 years based on the midpoint between when the options vest and when they expire; weighted average risk free interest rate between 1.50% and 2.27% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 912,440 options granted under the Plan for the nine months ended December 28, 2013 was $7.87.
For the third quarter and nine months ended December 28, 2013, the Company recorded $1.8 million and $5.3 million of stock-based compensation expense, respectively. For the third quarter and nine months ended December 29, 2012, the Company recorded $1.9 million and $5.4 million of stock-based compensation expense, respectively. As of December 28, 2013, there was $18.1 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 3.5 years.

The following table presents the Company's stock option activity during the first nine months of fiscal 2014 and 2013, respectively:

	Period from April 1, 2013 through December 28, 2013		Period from April 1, 2012 through December 29, 2012
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	9,450,197	$9.85	10,874,371	$5.27
Granted	912,440	19.15	2,614,500	20.56
Exercised	(917,856)	6.16	(3,564,702)	3.70
Canceled/Forfeited	(409,151)	19.91	(246,232)	12.80
Outstanding at end of period (1)	9,035,630	$10.72	9,677,937	$9.81
Exercisable at end of period (2)	5,187,147	$5.22	5,792,174	$5.16
______________________

(1)	The weighted average remaining contractual life of options outstanding at December 28, 2013 is 5.7 years.

(2)	The weighted average remaining contractual life of options exercisable at December 28, 2013 is 3.8 years.

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
In connection with the Company's initial public offering, on April 3, 2012, the Company recognized an additional charge of $15.0 million to terminate the Company's management agreement with Apollo. Such payment was negotiated as a reduced amount in lieu of a one-time termination fee of $20.1 million that Apollo otherwise would have been entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement).
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

Business Segment Information:
(in Millions)

	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales
Process & Motion Control	$300.8	$302.9	$927.2	$925.9
Water Management	188.3	168.8	585.1	538.9
Consolidated	$489.1	$471.7	$1,512.3	$1,464.8
Income (loss) from operations
Process & Motion Control	$55.5	$54.4	$166.2	$166.4
Water Management	19.3	12.8	59.8	47.7
Corporate	(7.3)	(7.7)	(24.9)	(33.5)
Consolidated	$67.5	$59.5	$201.1	$180.6
Non-operating expense:
Interest expense, net	$(22.2)	$(39.1)	$(86.4)	$(114.6)
Loss on the extinguishment of debt	—	(2.9)	(133.2)	(24.0)
Other expense, net	(4.2)	(2.2)	(10.3)	(1.5)
Income (loss) from continuing operations before income taxes	41.1	15.3	(28.8)	40.5
Provision (benefit) for income taxes	12.5	3.9	(18.5)	9.5
Net income (loss) from continuing operations	$28.6	$11.4	$(10.3)	$31.0
Loss from discontinued operations, net of tax	—	(2.2)	—	(4.8)
Net income (loss)	$28.6	$9.2	$(10.3)	$26.2
Non-controlling interest loss	(0.1)	—	(0.5)	—
Net income (loss) income attributable to Rexnord	$28.7	$9.2	$(9.8)	$26.2
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$1.8	$1.8	$2.8	$4.9
Water Management	—	0.5	1.2	1.4
Corporate	—	—	0.8	—
Consolidated	$1.8	$2.3	$4.8	$6.3
Depreciation and Amortization
Process & Motion Control	$17.3	$17.4	$52.5	$52.3
Water Management	9.4	9.5	28.1	31.6
Consolidated	$26.7	$26.9	$80.6	$83.9
Capital Expenditures
Process & Motion Control	$9.4	$7.8	$23.7	$25.3
Water Management	2.9	1.2	7.9	16.2
Consolidated	$12.3	$9.0	$31.6	$41.5

	December 28, 2013	March 31, 2013
Total Assets
Process & Motion Control	$2,162.3	$2,426.2
Water Management	1,036.8	1,012.5
Corporate	17.0	35.1
Consolidated	$3,216.1	$3,473.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 28, 2013 and during the period from April 1, 2013 through December 28, 2013, there has been no material change to this information.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued another update to Accounting Standards Codification ("ASC") 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive loss by component. In addition, an entity is required to present, either on the face of the statement where net (loss) income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive loss by the respective line items of net (loss) income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material impact on our results of operations, financial position or cash flows.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which generally requires an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance is effective for unrecognized tax benefits that exist at the effective date for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We have elected early adoption and implemented this guidance in the second quarter of fiscal 2014 resulting in an increase in the presentation of our noncurrent deferred income tax liability and a reduction in the presentation of our unrecognized tax benefits (within other liabilities) in the amount of $7.0 million and $6.3 million at September 28, 2013 and March 31, 2013, respectively. As of December 28, 2013, this presentation resulted in an increase to our noncurrent deferred income tax liability and a reduction to our unrecognized tax benefits (within other liabilities) in the amount of $7.0 million.

Acquisition of Precision Gear Holdings
On December 16, 2013, we acquired Precision Gear Holdings, LLC (“PGH”) for a total cash purchase price of $77.1 million, net of cash acquired and excluding transaction costs. PGH has two operating subsidiaries, Merit Gear LLC (“Merit Gear”), located in Antigo, WI, and Precision Gear LLC (“Precision Gear”), located in Twinsburg, OH. Merit Gear is a build-to-print manufacturer of high-quality gearing and specialized gearboxes primarily for the North American oil and gas market, along with other diversified industrial markets. Precision Gear is a leading manufacturer of highly specialized gears primarily serving the aerospace market, along with various other industrial markets. This acquisition is complementary to our existing Process & Motion Control platform. This acquisition was not material to our financial statements for the third quarter or nine months ended December 28, 2013.

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from September 29, 2013 through December 28, 2013 as the “third quarter of fiscal 2014” or the “third quarter ended December 28, 2013.” Similarly, we refer to the period from September 30, 2012 through December 29, 2012 as the “third quarter of fiscal 2013” or the “third quarter ended December 29, 2012.”

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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7 “MD&A” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Consolidated Overview
Net sales for the third quarter of fiscal 2014 increased 4% year-over-year to $489.1 million. Core net sales for the third quarter of fiscal 2014 increased 4% as the impact of acquisitions and foreign currency translation was negligible. Income from operations for the third quarter of fiscal 2014 increased 13% year-over-year to $67.5 million, or 14% of net sales. Net income from continuing operations increased 150.9% to $28.6 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.
Net sales for the first nine months of fiscal 2014 increased 3% year-over-year to $1,512.3 million. Core net sales for the first nine months of fiscal 2014 increased 3% as the impact of acquisitions and foreign currency translation was negligible. Income from operations for the first nine months of fiscal 2014 increased 11% year-over-year to $201.1 million, or 13% of net sales. Net loss from continuing operations in the first nine months of fiscal 2014 was $10.3 million, inclusive of a $133.2 million loss on extinguishment of debt described below, compared to net income of $31.0 million in the first nine months of fiscal 2013. In the first nine months of fiscal 2014, we completed a re-pricing of our then-outstanding term loan, as well as a subsequent refinancing of our term loan and a full retirement of our 8.50% senior notes due 2018 (the "8.50% Notes"). In connection with these transactions, we recorded a loss on the extinguishment of debt of $133.2 million in the first nine months of fiscal 2014 (see "Loss on extinguishment of debt" below for further information). Excluding the impact of the loss on extinguishment of debt, net income increased 47% to $68.5 million compared to the third quarter of fiscal 2013.
Third Quarter Ended December 28, 2013 Compared with the Third Quarter Ended December 29, 2012:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 28, 2013	December 29, 2012	Change	% Change
Process & Motion Control	$300.8	$302.9	$(2.1)	(0.7)%
Water Management	188.3	168.8	19.5	11.6%
Consolidated	$489.1	$471.7	$17.4	3.7%
Process & Motion Control
Process & Motion Control net sales were $300.8 million in the third quarter of fiscal 2014 and $302.9 million in the third quarter of fiscal 2013. Core net sales decreased 1% year-over-year as low single digit sales growth in the majority of our end-markets was offset by a decline in sales to our bulk material handling markets.
Water Management
Water Management net and core sales increased 12% from the prior year to $188.3 million in the third quarter of fiscal 2014. The growth in sales was primarily driven by market share gains in the majority of our served markets, as well as increased alternative market sales in our non-residential construction end-markets.

Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	December 28, 2013	December 29, 2012	Change	% Change
Process & Motion Control	$55.5	$54.4	$1.1	2.0%
% of net sales	18.5%	18.0%	0.5%
Water Management	19.3	12.8	6.5	50.8%
% of net sales	10.2%	7.6%	2.6%
Corporate	(7.3)	(7.7)	0.4	5.2%
Consolidated	$67.5	$59.5	$8.0	13.4%
% of net sales	13.8%	12.6%	1.2%
Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2014 increased 2.0% from the prior year to $55.5 million. Income from operations as a percentage of net sales increased 50 basis points to 18.5% in the third quarter of fiscal 2014 as a result of productivity gains.
Water Management
Water Management income from operations for the third quarter of fiscal 2014 increased 50.8% from the prior year to $19.3 million. Income from operations as a percentage of net sales increased 260 basis points to 10.2% in the third quarter of fiscal 2014 as a result of increased operating leverage on higher year-over-year net sales while continuing to invest in strategic growth initiatives.
Corporate
Corporate expenses was $7.3 million and $7.7 million in the third quarter of fiscal 2014 and 2013, respectively.
Interest expense, net
Interest expense, net was $22.2 million in the third quarter of fiscal 2014 compared to $39.1 million in the third quarter of fiscal 2013. The year-over-year decrease in interest expense was primarily the result of the full retirement of our 8.50% Notes during the second quarter of fiscal 2014. As a result of this transaction, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points. See Part I Item 1, Note 13 Long-Term Debt for more information.
Other expense, net
Other expense, net for the quarter ended December 28, 2013, consists of foreign currency transaction losses of $1.7 million, $0.2 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $2.3 million. Other expense, net for the quarter ended December 29, 2012, consists of foreign currency transaction losses of $1.7 million, a $0.1 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $0.4 million.
 Provision for income taxes
The income tax provision was $12.5 million in the third quarter of fiscal 2014 compared to an income tax provision of $3.9 million in the third quarter of fiscal 2013. The effective income tax rate for the third quarter of fiscal 2014 was 30.4% versus 25.5% in the third quarter of fiscal 2013. The effective income tax rate for the third quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% mainly due to the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the third quarter of fiscal 2013 was below the U.S. federal statutory rate of 35% mainly due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

Net income from continuing operations
Our net income from continuing operations for the third quarter of fiscal 2014 was $28.6 million, compared to $11.4 million in the third quarter of fiscal 2013, as a result of the factors described above. Diluted income per share from continuing operations was $0.28 in the third quarter of fiscal 2014, as compared to $0.11 in the third quarter of fiscal 2013.
Loss from discontinued operations, net of tax
Our loss from discontinued operations, net of tax was $2.2 million in the third quarter of fiscal 2013. The loss from discontinued operations related to the divestiture by sale in fiscal 2013 of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform.
Nine Months Ended December 28, 2013 Compared with the Nine Months Ended December 29, 2012:
Net sales
(Dollars in Millions)

	Nine Months Ended
	December 28, 2013	December 29, 2012	Change	% Change
Process & Motion Control	$927.2	$925.9	$1.3	0.1%
Water Management	585.1	538.9	46.2	8.6%
Consolidated	$1,512.3	$1,464.8	$47.5	3.2%
Process & Motion Control
Process & Motion Control net sales in the first nine months of fiscal 2014 were $927.2 million compared to $925.9 million in the first nine months of fiscal 2013. Core net sales were relatively flat year-over-year as low single digit sales growth in the majority of our end-markets was offset by a decline in sales to our bulk material handling markets.
Water Management
Water Management net sales in the first nine months of fiscal 2014 increased 9% from the prior year to $585.1 million. Core net sales also increased 9% as a result of market share gains in the majority of our served markets and increased alternative market sales in our non-residential construction end-markets.
Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 28, 2013	December 29, 2012	Change	% Change
Process & Motion Control	$166.2	$166.4	$(0.2)	(0.1)%
% of net sales	17.9%	18.0%	(0.1)%
Water Management	59.8	47.7	12.1	25.4%
% of net sales	10.2%	8.9%	1.3%
Corporate	(24.9)	(33.5)	8.6	25.7%
Consolidated	$201.1	$180.6	$20.5	11.4%
% of net sales	13.3%	12.3%	1.0%
Process & Motion Control
Process & Motion Control income from operations was relatively flat for the first nine months of fiscal 2014 at $166.2 million compared to $166.4 million in the first nine months of fiscal 2013. Income from operations as a percentage of net sales was 17.9% as a result of productivity gains that have been largely offset by investments we have made to drive share gains in strategic geographies and targeted end-markets.

Water Management
Water Management income from operations increased 25% from the prior year to $59.8 million. Income from operations as a percent of net sales increased 130 basis points from the first nine months of the prior year to 10.2% primarily resulting from increased operating leverage on higher year-over-year net sales, as well as lower year-over-year amortization and depreciation related to fully amortized intangible assets from the acquisition of VAG Holding GmbH and the consolidation of our North American manufacturing footprint, respectively, while investing in strategic growth initiatives.
Corporate
Corporate expenses decreased by $8.6 million from $33.5 million in the first nine months of fiscal 2013 to $24.9 million in the first nine months of fiscal 2014 primarily due to a $10.1 million charge recorded in the first nine months of fiscal 2013 related to a legal settlement reached in connection with litigation associated with the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems. See Part I Item I, Note 16 Commitments and Contingencies for additional information. This year-over-year decrease was partially offset by increased restructuring expense in the first nine months of fiscal 2014.
Interest expense, net
Interest expense, net was $86.4 million in the first nine months of fiscal 2014 compared to $114.6 million in the first nine months of fiscal 2013. The year-over-year reduction in interest expense is primarily the result of the full retirement of our 8.50% Notes and lower outstanding borrowings on our term loans for the majority of the first nine months of fiscal 2014 (as compared to fiscal 2013). See Part I Item 1, Note 13 Long-Term Debt for more information.
Loss on extinguishment of debt
During the first nine months of fiscal 2014, we recorded a $133.2 million loss on extinguishment of debt resulting from two transactions. During the first quarter of fiscal 2014, we completed a re-pricing of the applicable margin on our then-outstanding term loan facilities and recognized a pre-tax loss of $4.0 million in accordance with ASC 470-50, which was comprised of $0.8 million of fees paid to lenders, a non-cash write-off of $2.4 million of unamortized deferred financing costs and $0.8 million of original issue discount. During the second quarter of fiscal 2014, we completed a refinancing of our term loan facilities and a full retirement of our 8.50% Notes. In connection with these transactions, we recognized a pre-tax loss of $129.2 million in accordance with ASC 470-50, which was comprised of a $109.9 million bond tender premium paid to holders, $5.3 million of fees paid to lenders, as well as a non-cash write-off of $12.4 million of unamortized deferred financing costs and $1.6 million of original issue discount associated with previously outstanding debt.
During the first nine months of fiscal 2013, we recorded a $24.0 million loss on extinguishment of debt resulting from two debt transactions. During the first quarter of fiscal 2013 we recognized a $21.1 million loss from the early redemption of all of the then-outstanding 11.75% Notes, which primarily consisted of a $17.6 million premium related to redemption and $3.5 million of a non-cash write-off of the deferred financing costs. Additionally, during the third quarter of fiscal 2013, we completed a re-pricing of the effective interest rate on our then-outstanding term loan facilities and recognized a pre-tax loss of $2.9 million, which was comprised of $1.3 million of fees paid to lenders, and the non-cash write-off of $1.1 million of unamortized deferred financing costs and $0.5 million of original issue discount, respectively.
Other expense, net
Other expense, net for the first nine months of fiscal 2014 was $10.3 million and consisted of $3.0 million of costs attributable to our now-concluded review of strategic alternatives by our Board of Directors, foreign currency transaction losses of $3.0 million, $1.3 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $3.0 million. Other expense, net for the first nine months of fiscal 2013 was $1.5 million and consisted of management fee expense of $15.0 million to terminate our management agreement with Apollo Management, L.P. ("Apollo"), foreign currency transaction losses of $6.6 million, a $16.6 million recovery under the Continued Dumping and Subsidy Offset Act ("CDSOA"), a $4.0 million gain on the sale of property, plant and equipment and other miscellaneous expenses of $0.5 million.
(Benefit) provision for income taxes
The income tax benefit recorded in the first nine months of fiscal 2014 was $18.5 million compared to an income tax provision of $9.5 million in the first nine months of fiscal 2013. The effective income tax rate for the first nine months of fiscal 2014 was 64.2% versus 23.5% in the first nine months of fiscal 2013. The effective income tax rate for the first nine months of fiscal 2014 was above the U.S. federal statutory rate of 35% mainly due to the accrual of a significant state tax benefit associated with our August 2013 debt refinancing (see Part I Item 1, Note 13 Long-Term Debt for more information), the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first nine months of fiscal 2013 was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, as well as the higher tax benefit associated with significant, discrete period items compared to the overall forecasted rate.

Net (loss) income from continuing operations
Our net loss from continuing operations for the first nine months of fiscal 2014 was $10.3 million, inclusive of the $133.2 million loss on the extinguishment of debt, compared to net income from continuing operations of $31.0 million in the first nine months of fiscal 2013 due to the factors described above. Diluted loss per share from continuing operations in the first nine months of fiscal 2014 was $0.11, compared to diluted net income from continuing operations per share of $0.31 in the first nine months of fiscal 2013.
Loss from discontinued operations, net of tax
Our loss from discontinued operations, net of tax was $4.8 million for the first nine months of fiscal 2013. The loss from discontinued operations relates to the divestiture by sale in fiscal 2013 of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our senior secured credit facilities, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the nine months ended December 28, 2013 of $293.5 million and net loss for the same period of $10.3 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (4.16x to 1.0 at December 28, 2013). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 29, 2012	Year ended March 31, 2013	Nine months ended December 28, 2013	Twelve months ended December 28, 2013
Net income (loss)	$26.2	$50.1	$(10.3)	$13.6
Interest expense, net	114.6	153.3	86.4	125.1
Income tax provision (benefit)	9.5	20.3	(18.5)	(7.7)
Depreciation and amortization	83.9	112.4	80.6	109.1
EBITDA	$234.2	$336.1	$138.2	$240.1
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	0.2	5.7	—	5.5
Loss from discontinued operations, net of tax (1)	4.8	4.8	—	—
Restructuring and other similar charges (2)	6.3	8.6	4.8	7.1
Loss on extinguishment of debt (3)	24.0	24.0	133.2	133.2
Stock-based compensation expense	5.4	7.1	5.3	7.0
LIFO expense (4)	3.5	5.7	1.3	3.5
Impact of inventory fair value adjustment	—	—	0.4	0.4
Zurn PEX loss contingency	10.1	10.1	—	—
Other expense, net (5)	1.5	2.9	10.3	11.7
Subtotal of adjustments to EBITDA	$55.8	$68.9	$155.3	$168.4
Adjusted EBITDA	$290.0	$405.0	$293.5	$408.5
Pro forma adjustment for acquisitions (6)				$13.0
Pro forma Adjusted EBITDA				$421.5
Senior secured bank indebtedness (7)				$1,755.3
Net first lien leverage ratio (8)				4.16x
__________________________________

(1)
Represents the loss on discontinued operations related to the divestiture of a non-core engineered chain business located in Shanghai, China. See Part I Item 1, Note 3 Discontinued Operations for more information.

(2)
Represents restructuring costs comprised of work force reduction, lease termination, and other facility rationalization costs. See Part I Item 1, Note 4 Restructuring and Other Similar Costs for more information.

(3)
The loss on extinguishment of debt for the first nine months of fiscal 2014 is the result of the re-pricing of our then-outstanding term loans, the refinancing of our first lien term loan, and the cash tender offer and redemption of the 8.50% Notes. Additionally, the loss on extinguishment of debt for fiscal 2013 is the result of our early redemption of the 11.75% Notes in the first quarter of fiscal 2013 and the re-pricing of our outstanding term loans in the third quarter of fiscal 2013. See Part I Item 1, Note 13 Long-Term Debt for more information.

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(5)	Other (income) expense, net for the periods indicated, consists of:

(in millions)	Nine months ended December 29, 2012	Year ended March 31, 2013	Nine months ended December 28, 2013	Twelve months ended December 28, 2013
Management fee expense	$15.0	$15.0	$—	$—
CDSOA recovery	(16.6)	(16.6)	—	—
(Gain) loss on sale of property, plant and equipment	(4.0)	(3.6)	1.3	1.7
Loss on foreign currency transactions	6.6	6.8	3.0	3.2
Other expense	0.5	1.3	6.0	6.8
Total	$1.5	$2.9	$10.3	$11.7

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of PGH, L.W. Gemmell ("LWG"), Micro Precision Gear Technology Ltd. ("Micro Precision"), and Klamflex Pipe Couplings Ltd. ("Klamflex") as permitted by our credit agreement. The pro forma adjustment includes the period from December 29, 2012 through date of each acquisition. See Part I Item 1, Note 2 Acquisitions for more information.

(7)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $175.6 million (as defined by the credit agreement) at December 28, 2013. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

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
As of December 28, 2013, we had $192.7 million of cash and cash equivalents and $336.7 million of additional borrowing capacity ($236.7 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of December 28, 2013, the available borrowings under our credit facility have been reduced by $28.3 million due to outstanding letters of credit. As of March 31, 2013, we had $524.1 million of cash and cash equivalents and approximately $324.9 million of additional borrowing capacity ($224.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities in the first nine months of fiscal 2014 was $93.4 million compared to $49.1 million in the first nine months of fiscal 2013. The increase in cash flow from operations is primarily the result of solid working capital management (accounts receivable, inventory and accounts payable), which contributed to $23.4 million of the year-over-year increase. We also had an $11.4 million decrease in cash interest primarily as a result of our August 2013 refinancing. The remaining increase in cash flow from operations was a result of the incremental cash flow generated on higher year-over-year net sales.
Cash used for investing activities was $143.6 million in the first nine months of fiscal 2014 compared to a use of $63.9 million in the first nine months of fiscal 2013. We invested $31.6 million in capital expenditures in the first nine months of fiscal 2014 compared to $41.5 million in the first nine months of fiscal 2013, due to the timing of certain capital projects. The use of cash in the first nine months of fiscal 2014 also included $112.0 million for the acquisitions of Klamflex, LWG, Micro Precision and PGH (net of cash acquired), see Part I Item I, Note 2 Acquisitions for additional information. Investing cash flows in the first nine months of fiscal 2013 included the use of cash of $9.7 million in providing a loan receivable under the New Market Tax Credit incentive program, $6.1 million of proceeds received from the sale of certain property, plant and equipment and proceeds from the divestiture of a non-core engineered chain business located in Shanghai, China during the first nine months of fiscal 2013.

Cash used for financing activities was $279.5 million in the first nine months of fiscal 2014 compared to a source of $170.6 million in the first nine months of fiscal 2013. The cash used for financing activities in the first nine months of fiscal 2014 consisted of a $150.0 million prepayment of our outstanding term loan associated with the re-pricing of our term loan facility in April 2013. The first nine months of fiscal 2014 also included a source of cash from the August 2013 refinancing of our term loan for $1,950.0 million (net of $19.5 million original issue discount) the proceeds of which were utilized to fully retire the previously outstanding $1,145.0 million of 8.50% Notes and $786.2 million of term loan borrowings and pay a $109.9 million tender premium to holders of the retired 8.50% Notes. The above transactions also included $17.1 million of related debt issue costs. The cash provided by financing activities in the first nine months of fiscal 2013 consisted of $458.3 million of proceeds from the closing of our initial public offering on April 3, 2012, net of underwriters fees and other direct costs of the offering. During the first nine months of fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program and $11.6 million from other borrowings. These sources of cash were partially offset by the full redemption in April 2012 of $300.0 million principal amount of then-outstanding 11.75% Notes, a $17.6 million early redemption premium, and other net repayments of debt of $13.2 million (including $7.2 million from our term loan). Additionally, $17.2 million was recognized in the first nine months of fiscal 2013 as an excess tax benefit on option exercises that occurred in the first nine months of fiscal 2013.
Indebtedness
As of December 28, 2013 we had $1,978.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 28, 2013	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$1,930.9	$19.5	$1,911.4
8.875% Senior notes due 2016	1.3	—	1.3
Other (2)	46.0	6.6	39.4
Total	$1,978.2	$26.1	$1,952.1
(1) Includes an unamortized original issue discount of $19.1 million at December 28, 2013.
(2) Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Part I Item I, Note 13 Long-Term Debt for a description of our outstanding indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Approximately 34% of our sales originated outside of the United States in the first nine months of fiscal 2014. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 28, 2013, stockholders' equity increased by $5.2 million from March 31, 2013 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of December 28, 2013, the result would have decreased stockholders' equity by approximately $48.6 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At December 28, 2013, the Company had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.3 million increase in the fair value of foreign exchange forward contacts as of December 28, 2013.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 28, 2013, our outstanding borrowings under the term loan facility were $1,930.9 million (net of $19.1 million unamortized original issue discount) and were bearing an effective average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus 3.00%. During the third quarter of fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the December 28, 2013 market interest rate would increase interest expense under the senior secured credit facilities by approximately $3.3 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 28, 2013, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

REXNORD CORPORATION

Date:	January 28, 2014	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X