Form 10-K
period 2014-03-31
Rexnord Corp
filed 2014-05-21
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of September 28, 2013, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $20.85 closing price on the New York Stock Exchange on September 27, 2013, the last trading date of that quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors, executive officers and by Apollo-entity stockholders - does not constitute an admission as to affiliate status) was approximately $825.4 million.

As of May 15, 2014, there were 101,216,598 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2015 annual meeting of stockholders, to be held on or about July 31, 2014, which proxy statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our substantial indebtedness;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	general economic and business conditions, market factors and our dependence on customers in cyclical industries;

•	the seasonality of our sales;

•	our access to available and reasonable financing on a timely basis and the availability of financing for our customers;

•	our competitive environment;

•	the loss of any significant customer;

•	increases in cost of our raw materials and our possible inability to increase product prices to offset such increases;

•	viability of key suppliers;

•	dependence on independent distributors;

•	certain rights of our principal stockholders and anti-takeover provisions in our charter documents;

•	changes in technology and manufacturing techniques;

•	loss of key personnel;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	the costs of asbestos claims;

•	impact of weather on the demand for our products;

•	risks associated with international operations, which have increased in size due to our recent acquisitions;

•	the costs related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	inability to make necessary capital expenditures;

•	reliance on intellectual property;

•	potential product liability claims;

•	work stoppages by unionized employees;

•	performance, and potential failure, of our information and data security systems;

•	changes in pension funding requirements and costs of maintaining healthcare insurance and benefits;

•	potential impairment of goodwill and intangible assets;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters; and

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.

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
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” means Rexnord Corporation and its consolidated subsidiaries, including RBS Global and Rexnord LLC. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2014, or fiscal 2014, means the period from April 1, 2013 to March 31, 2014.

Additional Information

The address of our principal executive office is 4701 W. Greenfield Avenue, Milwaukee, Wisconsin 53214. Our phone number is (414) 643-3739. Our internet website address is www.rexnord.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The SEC's Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website at the above web address. Our internet website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.
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
Our strategy is to build the Company around multiple, global strategic platforms that participate in end-markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we may add strategic platforms to our Company. Currently, our business is comprised of two platforms, Process & Motion Control and Water Management.
We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Process & Motion Control products in the industrial and aerospace end-markets. Our Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, commercial construction market for water management products. Through acquisitions, we have gained entry into the municipal water and wastewater treatment markets. Our Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves, PEX piping used primarily in non-residential construction end-markets and engineered valves and gates for the water and wastewater treatment market.

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
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our footprint encompasses 39 principal Process & Motion Control manufacturing, warehouse and repair facilities and 27 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Our Platforms
Below is a summary of our net sales by segment and geographic region of origination (dollars in millions):

	Year Ended March 31, 2014
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$850.5	$236.3	$199.1	$1,285.9
% of net sales	66.1%	18.4%	15.5%	100.0%
Water Management	525.9	172.8	97.4	796.1
% of net sales	66.1%	21.7%	12.2%	100.0%
Consolidated	$1,376.4	$409.1	$296.5	$2,082.0
% of net sales	66.1%	19.7%	14.2%	100.0%
See more information regarding our segments and sales by geography within Part II Item 8, Note 21 Business Segment Information to the consolidated financial statements.
Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment and are marketed and sold globally under several brands, including Rexnord®, Rex®, Falk® and Link-Belt®. We sell our Process & Motion Control products into a diverse group of attractive end-markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food and beverage, aerospace and wind energy.
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring after market demand for our products. We estimate that approximately 54% of our Process & Motion Control net sales are to distributors, who primarily serve the end user/OEM after market demand for our products.
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
Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water to the infrastructure construction, commercial construction and, to a lesser extent, the residential construction end-markets. Segments of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Segments of the commercial construction end-market include: lodging, retail, dining, sports arenas, and warehouse/office. The demand for our Water Management products is primarily driven by new infrastructure, the retro-fit of existing structures (to make them more energy and water efficient) and commercial construction.
Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent country specific regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California (“USC”), the International Association of Plumbing and Mechanical Codes (“IAPMO”), the National Sanitation Foundation (“NSF”), the Underwriters Laboratories (“UL”), Factory Mutual (“FM”), and the American Waterworks Association (“AWWA”) prior to the commercialization of our products.
Our Water Management platform has an extensive sales and marketing network spanning 49 countries, which consists of approximately 1,000 independent sales representatives across 240 sales agencies in addition to 240 direct sales and marketing associates who work with local engineers, contractors, builders and architects to specify our products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer and deliver products and systems that save time and money for engineers, contractors, builders and architects, has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.
On April 15, 2014, we acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadens the product portfolio of our existing Water Management platform. Our fiscal 2015 financial position and results from operations will include the Green Turtle operations subsequent to April 15, 2014.
Our Markets
We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that are thought of as commodities or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end-markets we serve span a broad and diverse array of commercial and industrial end-markets with solid fundamental long-term growth characteristics.
Process & Motion Control Market
The market for Process & Motion Control products is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us on all of our product lines. The industry's customer base is broadly diversified across many sectors of the economy. We believe that growth in the Process & Motion Control market is closely tied to overall growth in industrial production which we believe has fundamental and significant long-term growth potential. In addition, we believe that Process & Motion Control manufacturers who innovate to meet the changes in customer demands and focus on higher growth end-markets can grow at rates faster than overall United States industrial production.

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
Water Management Market
We believe the markets in which our Water Management platform participates are relatively fragmented with competitors across a broad range of industries and product lines. Although competition exists across all of our Water Management businesses, we do not believe that any one competitor directly competes with us across all of our product lines. We believe that we can continue to grow our platform at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end-markets that have above average growth characteristics.
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
The Water Management industry's specification-driven end-markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder or architect has specified our product with satisfactory results, that person often will continue to use our products in future projects.
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
Gears
We are a leading manufacturer of gear drives and gear sets for the heavy duty industrial market. Gear drives and gear sets reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives, service and gear sets are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (PragerTM,, Renew® and Cline).

Couplings
Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end-markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex®, Thomas®, Omega®, Rex®, Viva®, Wrapflex®, Lifelign®, True Torque®, Addax® and Autogard® brand names.

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
FlatTop
Our FlatTop™ chain is a highly-engineered conveyor chain that provides a smooth continuous conveying surface that is critical to high-speed operations such as those used to transport cans and bottles in beverage-filling operations, and is primarily sold to the food and beverage, consumer products, warehousing and distribution, automotive and parts processing industries.
Aerospace Bearings and Seals
We supply our aerospace bearings and seals to the commercial aircraft, military aircraft and regional jet end-markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our Process & Motion Control products for their aircraft platforms. Our aerospace bearings and seals products consist of rolling element airframe bearings sold under the Shafer® brand name, slotted-entry and split-ball sliding bearings sold under the PSI® brand name and aerospace seals that are sold under the Cartriseal® brand name, which are primarily sold for use in both aerospace and industrial applications. During fiscal 2014, we expanded our product portfolio through the acquisitions of build-to-print manufacturers of highly specialized gears sold under the Precision Gear LLC ("Precision Gear") and Micro Precision Gear Technology ("Micro Precision") brand names.
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

Water Control and Safety
Our water control and safety products are sold under the Wilkins® brand name and encompass a wide variety of valves, including backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These products are designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, and are sold into the commercial and industrial construction applications as well as the fire protection, waterworks and irrigation end-markets.
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
Water and Wastewater
Our water and wastewater products are primarily sold under the VAG®, GA®, Rodney Hunt® and Fontaine® brand names and are used to control the flow of water and wastewater throughout the water cycle from raw water through collection, distribution and wastewater treatment. These products are highly specified, designed and manufactured. Products include automatic control valves, check valves, air valves, butterfly valves, water control gates, hydrants, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Our comprehensive product lines are primarily sold into the growing and less-cyclical water supply and treatment markets worldwide.
Acquisitions and Transactions
Rexnord has grown significantly in recent years by means of acquisitions. Information regarding some of our recent acquisitions and a joint venture, are included below. Our results of operations include the acquired operations subsequent to the respective acquisition dates included below.

Precision Gear Holdings LLC Acquisition

On December 16, 2013, we acquired Precision Gear Holdings, LLC (“PGH”) for a total cash purchase price of $77.1 million, net of cash acquired and excluding transaction costs. PGH has two operating subsidiaries, Merit Gear LLC (“Merit Gear”), located in Antigo, Wisconsin, and Precision Gear, located in Twinsburg, Ohio. Merit Gear is a build-to-print manufacturer of high-quality gearing and specialized gearboxes primarily for the North American oil and gas market, along with other diversified industrial markets. Precision Gear is a leading manufacturer of highly specialized gears primarily serving the aerospace market, along with various other industrial markets. This acquisition was complementary to our existing Process & Motion Control product portfolio.

L.W. Gemmell Acquisition

On August 30, 2013, we acquired certain assets of L.W. Gemmell ("LWG") for a total cash purchase price of $8.2 million, excluding transactions costs. LWG, based in Australia, is a distributor of non-residential plumbing products. A portion of LWG's historical sales were from existing Rexnord Water Management product lines. As such, the acquisition provided us with additional product offerings and the opportunity to expand our international presence through a more direct ownership structure as well as additional product offerings.

Micro Precision Gear Technology Limited Acquisition

On August 21, 2013, we acquired certain assets of Micro Precision for a total cash purchase price of $22.2 million, excluding transactions costs. Micro Precision, based in the United Kingdom, is a built-to-print manufacturer of specialty gears and electric motor components primarily sold to the aerospace market. This acquisition expanded our Process & Motion Control product offerings and our presence in Europe.

Klamflex Pipe Couplings Ltd. Acquisition

On April 26, 2013, we acquired Klamflex Pipe Couplings Ltd. ("Klamflex") for a total cash purchase price of $4.5 million, net of cash acquired and excluding transaction costs. Klamflex, based in South Africa, is a manufacturer of pipe couplings, flange adapters, dismantling joints and repair clamps. This acquisition broadened the product portfolio of our existing Water Management platform and expanded our global presence.

Water Management Joint Venture

During the fiscal 2014, we established a new French sales office for our Water Management platform to expand its European water and wastewater market presence via a joint venture between us and six external sales associates. We contributed an immaterial amount of capital to the joint venture. We have a 51% ownership stake and the new joint venture has been wholly-consolidated in our financial statements.

Cline Acquisition

On December 13, 2012, we acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.6 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition was a product line extension of our existing Process & Motion Control service offerings and expanded our presence in the southeast region of the U.S.

VAG Holding Acquisition

On October 10, 2011, we acquired VAG Holding GmbH (“VAG”) for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition expanded our Water Management platform and granted further access to key markets outside of North America.

Autogard Acquisition

On April 2, 2011, we acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expanded our global Process & Motion Control product portfolio and allowed us to provide increased capabilities and support to our global customer base.

Divestitures

In addition to making acquisitions, we from time to time review our operations to determine whether it would be in our interest to dispose of non-core business units, and make strategic dispositions if and when appropriate.

During fiscal 2013, we completed the sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control segment for a total sale price of $2.5 million (the "discontinued operation"). We recorded a pre-tax loss on disposal of approximately $0.5 million in fiscal 2013, which is presented on the consolidated Statement of Operations as a loss from discontinued operations, net of tax. We have no continuing involvement in the business subsequent to the sale and historical results are presented as a discontinued operation in our consolidated financial statements.

Additionally, during fiscal 2012, we sold substantially all of the net assets of a non-material, underperforming product line within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million (the “divestiture”). We recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012.

Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. While approximately 54% of our Process & Motion Control net sales are aftermarket, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,400 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.6%, 7.9%, and 7.4% of consolidated net sales during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
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
Water Management Customers
Our products sold to customers in our commercial construction, infrastructure and residential construction end-markets are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the food service, industrial, janitorial and sanitation industries.
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
Water and wastewater end users primarily consist of municipalities. Our independent sales representatives, as well as approximately 240 direct sales and marketing associates, work with these end users, as well as their general contractors and engineering firms, to provide them with the engineered solutions that meet their needs. VAG®, GA®, Rodney Hunt® and Fontaine® benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.
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
Product Development
The majority of our new product development begins with our extensive “Voice of the Customer” operating philosophy. We have a team of approximately 400 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 40 specialists that offers testing capability and support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 150 and approximately 600 active United States and foreign patents, respectively, as of March 31, 2014. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 80 and approximately 90 active United States and foreign patents, respectively, as of March 31, 2014. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands.

Zurn's plumbing products are known in the industry for such innovation. During fiscal 2014, 2013, and 2012 our total investment in research, development and engineering was $41.4 million, $38.0 million, and $37.8 million, respectively, or approximately 2% of net sales.
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
Backlog
Our backlog of unshipped orders was $468 million at both March 31, 2014 and 2013. As of March 31, 2014, approximately 11% of our backlog was scheduled to ship beyond fiscal 2015. Also, see Risk Factor titled “The loss or financial instability of any significant customer could adversely affect our business, financial condition, results of operations or cash flows.” within Part I Item 1A of this report for more information on the risks associated with backlog.
Seasonality
We do not experience significant seasonality of demand for our Process & Motion Control products, although sales generally are slightly higher during our fourth fiscal quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our Process & Motion Control end-markets also do not experience significant seasonality of demand.
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retro-fit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Accordingly, weather has an impact on the cyclicality of certain end-markets. With the exception of our remodeling and retro-fit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for increased construction in the commercial and institutional markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.
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

Employees
As of March 31, 2014, we had approximately 7,400 employees, of whom approximately 4,400 were employed in the United States. Approximately 500 of our United States employees are represented by labor unions. The five United States collective bargaining agreements to which we are a party have expiration dates between February 2015 and September 2016. Additionally, approximately 1,800 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
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
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on a potentially responsible party (“PRP”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and also have been or could be named as a PRP in environmental matters.
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
We are a highly leveraged company. As of March 31, 2014 we had $1,972.0 million of outstanding indebtedness. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives or other purposes;

•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our senior secured credit facilities and our other indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are and will continue to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions or divestitures, introducing new technologies or exploiting business opportunities; and

•
it, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds, make acquisitions or capital expenditures, dispose of assets or take certain of the actions mentioned above, any of which could restrict our operations and business plans.

Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2014, we had $1,921.9 million of floating rate debt under our senior secured credit facilities, of which $650.0 million was hedged to convert the floating rate debt to fixed rate debt on a forward starting basis (effective September 2015). A 100 basis point increase in the March 31, 2014 interest rates would increase interest expense under our senior secured credit facilities by approximately $2.9 million on an annual basis (when considering a 1% LIBOR floor).
Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Part II Item 8, Note 11 Long-Term Debt to the consolidated financial statements.
Weak and volatile economic and financial market conditions and market cycles have impacted our business operations and/or our customers and may adversely affect our results of operations and financial condition in the future.
Weak and volatile global economic and financial market conditions in recent years have affected our business operations and recurring weakness or a further downturn may adversely affect our future results of operations and financial condition. Weak or challenging economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations. Also, a weak recovery could prolong, or resume, the negative effects we have experienced in the past.
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effects of economic downturns; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally would materially reduce our net sales and profitability.
For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates, credit standards and availability and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. A drop or weakness in consumer confidence, restrictions in the credit market or an increase in mortgage rates, credit standards or unemployment could delay a recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in the form of substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results.
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
We have certain customers that are significant to our business. During fiscal 2014, our top 20 customers accounted for approximately 35.1% of our consolidated net sales, and our largest customer accounted for 8.6% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2014, approximately 11% of our backlog was scheduled to ship beyond fiscal 2015.
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
In addition, prices for petroleum products and other carbon-based fuel products have experienced significant volatility in recent years. Price increases, and consequent increases in the cost of electricity and for products for which petroleum-based products are components or used in part of the process of manufacture, may substantially increase our costs for transportation, fuel, component parts and manufacturing. We may not be able to recoup the costs of these increases by adjusting our prices.
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
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,400 distributor locations nationwide; however, for fiscal 2014, approximately 23% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 14% of Process & Motion Control net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a significant role in determining which of our Process & Motion Control products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 90 third-party warehouses to distribute our products; however, for fiscal 2014, our three key independent distributors generated approximately 27% of our Water Management net sales with the largest accounting for 15% of Water Management net sales.
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
Apollo is our largest stockholder and has significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.

As of March 31, 2014, Apollo and its affiliates beneficially own approximately 42% of our common stock. As long as Apollo beneficially owns at least 33 1/3% of our outstanding stock, Apollo will be able to designate three of our directors, and the consent of a majority of the voting directors designated by Apollo is required under our bylaws in connection with certain important corporate actions. As a result of that representation and various bylaw provisions, Apollo has the ability to prevent any transaction that requires the approval of the directors designated by Apollo, including the approval of significant corporate transactions such as mergers and acquisitions, issuances of equity, the incurrence of debt and the sale of substantially all of our assets.
The interests of Apollo could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer, cause or prevent a change of control of us or impede a merger, takeover or other business combination that you as a stockholder may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
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

•	authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

•	prohibiting stockholders from acting by written consent or calling a special meeting;

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
Our bylaws and a nominating agreement with Apollo also require the approval of a majority of directors nominated by Apollo voting on the matter for certain important matters, including mergers and acquisitions, issuances of equity and the incurrence of debt, as long as Apollo beneficially owns at least 33 1/3% of our outstanding common stock. Together, these provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by Apollo and its rights to designate three directors, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
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
The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements.
Certain subsidiaries are subject to numerous asbestos claims, which could adversely affect our business, financial condition, results of operations or cash flows.
Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the U.S. alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements.
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
Our business is subject to certain risks associated with doing business internationally. Approximately 34% of our total net sales in fiscal 2014 originated outside of the U.S. The portion of our net sales and operations that is outside of the U.S. has increased in recent years, and may further increase as a result of internal growth and/or acquisition activity. Accordingly, our future results could be harmed by a variety of factors relating to international operations, including:

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
We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products' processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, our credit agreement contains limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could materially reduce our net sales and profitability.
Our credit agreement imposes significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our credit agreement contains various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
Our credit agreement contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31, 2014, our first lien leverage ratio was 3.98x. Failure to comply with the leverage covenant of the credit agreement can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".
The restrictions contained in the credit agreement could:

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
Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".
We rely on intellectual property that may be misappropriated or otherwise successfully challenged.
We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved and maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products. An adverse ruling in any such litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could face potential product liability claims relating to products we manufacture or distribute.
We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements.

We, our customers and our shippers have unionized employees who may stage work stoppages which could seriously impact the profitability of our business.
As of March 31, 2014, we had approximately 7,400 employees, of whom approximately 4,400 were employed in the U.S. Approximately 500 of our U.S. employees are represented by labor unions. Additionally, approximately 1,800 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be affected in a material adverse manner. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The updates to our Enterprise Resource Planning (“ERP”) systems, as well as failures of our data security and information technology infrastructure and security, could cause substantial business interruptions and/or adversely affect our business.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives, support our customers’ requirements and protect sensitive information. As a result, any inability to successfully manage our information systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have an adverse effect our business, financial condition, results of operations or cash flows.

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
The need to make contributions, which may be substantial, to such plans may reduce the cash available to meet our other obligations, including our obligations under our credit agreement or to meet the needs of our business. In addition, the PBGC may terminate our U.S. defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plans continue. In the event a U.S. defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan's underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.
The cost to provide employee healthcare insurance and/or benefits could increase in the future.
The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the U.S. It is possible that the ACA will increase our cost of providing health insurance and/or benefits, and may also impact various other aspects of our business. While the ACA did not have a material impact on the Company in fiscal 2014, management is continuing to assess the future impact that the ACA could have on our healthcare benefit costs.

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets, and a write-off of all or a portion of our recorded amounts would negatively affect our operating results and financial condition.
As of March 31, 2014, goodwill and intangible assets totaled $1,150.7 million and $592.6 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below forecast levels, if we change the use of our tradenames in the marketplace, if interest rates rise or there are other macroeconomic factors that affect the value of these units, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or intangible assets would negatively affect our results of operations and financial condition, particularly in the period in which we take any related charges.
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
Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate significantly for various reasons, including: our operating and financial performance and prospects; our quarterly or annual earnings or those of other companies in our industry; conditions that impact demand for our products and services; future announcements concerning our business or our competitors' businesses; the public's reaction to our press releases, other public announcements and filings with the U.S. Securities and Exchange Commission ("SEC"); changes in earnings estimates or recommendations by securities analysts who track our common stock or industry; market and industry perception of our success, or lack thereof, in pursuing our growth and other strategies; strategic actions by us or our competitors, such as restructurings or acquisitions (including the issuance of shares in connection with an acquisition); changes in government and environmental laws and regulation (or interpretation or enforcement thereof); changes in accounting standards, policies, guidance, interpretations or principles; arrival or departure of key personnel; the number of shares publicly traded; sales of common stock by us, Apollo or its affiliated funds or members of our board or management team; adverse resolution of new or pending litigation against us; changes in our capital structure; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
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
Our credit agreement contains restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness, if any, incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described above in "Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments" and "Our credit agreement imposes significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows."
 The costs and requirements of being a public company may strain our resources and distract management.
As a company with publicly-traded equity securities, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and increasingly stringent laws, regulation and other requirements, including those created by the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). These laws affect, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting. For example, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting.  In addition, the Dodd-Frank Act effects comprehensive changes to public company governance and disclosures in the United States and will subject us to additional federal regulation, which has not yet been finalized and or fully implemented, and potential related effects. For example, as required by the Dodd-Frank Act, the SEC recently adopted disclosure requirements related to the use of specified minerals ("conflict minerals") that are necessary to the functionality or production of products manufactured, or contracted to be manufactured, by publicly-held companies.  The consequences of the conflict mineral rules may also adversely affect the sourcing, availability and pricing of certain of these minerals and our relations with customers, as well as increase our compliance costs.
These requirements increase our costs, may place a strain on our systems and resources, and may divert management's attention from other business concerns. Further, our failure to comply with any of the above requirements could materially affect our reputation, business, financial condition, results of operations or cash flows.
We are no longer a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") rules and we are in a phase-in period for compliance with additional governance requirements under NYSE rules.
During fiscal 2014, we ceased to be a “controlled company” under NYSE rules and, as a result, we are subject to additional governance requirements under NYSE rules, including the requirements to have a majority of independent directors on our board of directors; a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and an annual performance evaluation of the nominating and corporate governance and compensation committees.
The NYSE rules provide for phase-in periods for these requirements, but we must be fully compliant with the new requirements by February 5, 2015. During this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2014, we had 39 principal manufacturing, warehouse and repair facilities, 25 of which are located in North America, seven in Europe, three in Asia, two in South America, one in Africa, and one in Australia. All of our facilities listed below are suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.
We own and lease our Process & Motion Control facilities throughout the United States and in several foreign countries. Listed below are the locations of our principal Process & Motion Control manufacturing, warehouse and repair facilities:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Antigo, WI	Gear	120,000	Owned
Auburn, AL	Coupling	133,000	Leased
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Downers Grove, IL (two facilities)	Aerospace	248,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	34,000	Leased
Mexico City, Mexico	Warehouse and Gear	36,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Gear Repair	47,000	Leased
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	54,000	Owned
Rockford, IL	Coupling	16,000	Leased
Salt Lake City, UT	Warehouse	29,000	Leased
Simi Valley, CA (two facilities)	Aerospace	55,000	Leased
Stuarts Draft, VA	Gear	97,000	Owned
Taylors, SC	Warehouse	48,000	Leased
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	33,000	Leased
Twinsburg, OH	Aerospace	46,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned

Europe
Betzdorf, Germany	Industrial Chain	179,000	Owned
Corregio, Italy	Flattop	81,000	Owned
Dortmund, Germany (two facilities)	Coupling	98,000	Owned/Leased
Gloucestershire, England	Coupling	20,000	Leased
Gravenzande, Netherlands	Flattop	100,000	Leased
Mechelen, Belgium	Coupling	26,000	Leased

Asia
Changzhou, China	Gear and Coupling	206,000	Leased
Taicang, China	Flattop	28,000	Leased
Thane, India	Coupling	11,000	Leased

South America
Santiago, Chile	Gear Repair	15,000	Leased
Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned

Africa
Chamdor, South Africa	Warehouse	80,000	Owned

Australia
Newcastle, Australia	Gear	65,000	Owned

Within Water Management, as of March 31, 2014, we had 27 principal manufacturing and warehouse facilities, 19 of which are located in North America, three in Europe, three in Asia, one in Africa, and one in Australia, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Abilene, Texas	Commercial Brass	177,000	Owned
Calgary, Canada	Warehouse	19,000	Leased
Carrollton, Texas	Warehouse	84,000	Leased
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	37,000	Owned
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,000	Leased
Erie, Pennsylvania	Specification Drainage	119,000	Owned
Harborcreek, Pennsylvania	Specification Drainage/PEX	91,000	Leased
Levittown, Pennsylvania	Manufacturing/Warehouse	67,000	Leased
Mars, Pennsylvania	Water and Wastewater	63,000	Owned
Mississauga, Ontario (two facilities)	Warehouse	54,000	Leased
Norcross, Georgia	Warehouse	96,000	Leased
Ontario, California	Warehouse	115,000	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sanford, North Carolina	Commercial Brass	78,000	Owned
Sanford, North Carolina	Warehouse	24,000	Leased

Europe
Hodonin, Czech Republic	Water and Wastewater	1,240,000	Owned
Mannheim, Germany	Water and Wastewater	356,000	Leased
Warsaw, Poland	Warehouse	71,000	Leased

Asia
Secunderabad, India	Water and Wastewater	79,000	Owned
Taicang, China (2 facilities)	Water and Wastewater	265,000	Leased

Africa
Kyalami, South Africa	Warehouse	22,000	Leased

Australia
Broadmeadows, Australia	LWG Zurn	29,000	Leased
In addition, we lease various sales offices, and an engineering and sourcing center in China and various warehouses in Australia.
We believe our Process & Motion Control and Water Management properties are sufficient for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	43	President, Chief Executive Officer and Director	2009
Mark W. Peterson	42	Senior Vice President and Chief Financial Officer	2011
Praveen R. Jeyarajah	46	Executive Vice President-Corporate & Business Development	2010
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
Mark W. Peterson became our Senior Vice President and Chief Financial Officer in 2011. Mr. Peterson previously served as Vice President and Controller of Rexnord from 2008 to 2011 and as a Rexnord Divisional CFO from 2006 to 2008. Mr. Peterson is a certified public accountant.
Praveen R. Jeyarajah became our Executive Vice President-Corporate & Business Development in 2010. Also, Mr. Jeyarajah served as a director from 2006 through 2012. Prior to becoming our Executive Vice President-Corporate & Business Development, Mr. Jeyarajah was a Managing Director at Cypress Group, LLC from 2006 to 2010 and a Director of Jacuzzi Brands Corp. until 2010.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN” since March 29, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2012	High	Low
Fourth quarter (from March 29, 2012)	$21.50	$19.00

Fiscal 2013	High	Low
First quarter	$22.83	$18.92
Second quarter	$21.58	$14.87
Third quarter	$21.90	$16.38
Fourth quarter	$22.45	$19.20

Fiscal 2014	High	Low
First quarter	$21.21	$15.88
Second quarter	$20.97	$17.05
Third quarter	$26.95	$19.73
Fourth quarter	$30.94	$25.50

As of May 15, 2014, there were 101,216,598 shares of our common stock outstanding held by 13 holders of record. We believe the number of beneficial owners of our common stock exceeds 500.
Dividend Policy
We did not pay any dividends in fiscal 2014, 2013, or 2012. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. In addition, our credit agreement limits our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.
Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the Russell 2000 Index, for the two-year period ended March 31, 2014 (since our initial public offering). We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Rexnord. The graph assumes the value of the investment in our common stock and each index was $100 on March 30, 2012 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/12	3/13	3/14
Rexnord Corporation	$100.00	$100.62	$137.35
S&P 500 Index	$100.00	$111.41	$132.93
Russell 2000 Index	$100.00	$114.60	$141.28

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2014, or fiscal 2014, means the period from April 1, 2013 to March 31, 2014. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2014 (1)	Year Ended March 31, 2013 (2)	Year Ended March 31, 2012 (3)	Year Ended March 31, 2011	Year Ended March 31, 2010
Statements of Operations:
Net sales	$2,082.0	$2,005.1	$1,944.2	$1,674.9	$1,489.3
Cost of sales	1,318.4	1,273.7	1,254.1	1,082.4	977.6
Gross profit	763.6	731.4	690.1	592.5	511.7
Selling, general and administrative expenses	424.5	406.2	387.1	326.7	295.3
Zurn PEX loss contingency (4)	—	10.1	—	—	—
Restructuring and other similar costs	8.7	8.6	6.8	—	6.6
Amortization of intangible assets	50.8	51.1	50.9	48.6	49.7
Income from operations	279.6	255.4	245.3	217.2	160.1
Non-operating income (expense):
Interest expense, net	(109.1)	(153.3)	(176.2)	(180.8)	(194.2)
(Loss) gain on the extinguishment of debt (5)	(133.2)	(24.0)	(10.7)	(100.8)	167.8
Loss on divestiture (6)	—	—	(6.4)	—	—
Other (expense) income, net (7)	(15.1)	(2.9)	(7.1)	1.1	(16.4)
Income (loss) from continuing operations before income taxes	22.2	75.2	44.9	(63.3)	117.3
(Benefit) provision for income taxes	(7.4)	20.3	9.4	(10.2)	30.3
Net income (loss) from continuing operations	29.6	54.9	35.5	(53.1)	87.0
(Loss) income from discontinued operations, net of tax	—	(4.8)	(5.6)	1.8	1.1
Net income (loss)	$29.6	$50.1	$29.9	$(51.3)	$88.1
Non-controlling interest loss	(0.6)	—	—	—	—
Net income (loss) attributable to Rexnord	$30.2	$50.1	$29.9	$(51.3)	$88.1
Net income (loss) per share from continuing operations (8):
Basic	$0.30	$0.57	$0.53	$(0.80)	$1.30
Diluted	$0.29	$0.55	$0.50	$(0.80)	$1.25
Net (loss) income per share from discontinued operations:
Basic	$—	$(0.05)	$(0.08)	$0.03	$0.02
Diluted	$—	$(0.05)	$(0.08)	$0.03	$0.02
Net income (loss) per share attributable to Rexnord:
Basic	$0.31	$0.52	$0.45	$(0.77)	$1.32
Diluted	$0.30	$0.50	$0.42	$(0.77)	$1.27
Weighted-average number of shares outstanding:
Basic	98,105	95,972	66,751	66,757	66,753
Effect of dilutive stock options	3,213	3,894	5,314	—	2,410
Diluted	101,318	99,866	72,065	66,757	69,163

Other Data:
Net cash provided by (used for):
Operating activities	190.8	144.5	139.3	164.5	155.5
Investing activities	(163.8)	(81.8)	(324.2)	(35.5)	(22.0)
Financing activities	(210.3)	165.7	93.2	(6.9)	(161.5)
Depreciation and amortization of intangible assets	108.5	112.4	114.0	105.9	109.1
Capital expenditures	52.2	60.1	58.5	37.6	22.0

	March 31,
(in millions)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$339.0	$524.1	$298.0	$391.0	$263.9
Working capital (9)	671.3	638.9	549.7	486.8	484.6
Total assets	3,383.5	3,473.8	3,290.9	3,099.7	3,016.5
Total debt (10)	1,972.0	2,131.6	2,423.7	2,314.1	2,215.5
Stockholders’ equity (deficit)	562.1	428.5	(80.8)	(88.2)	(57.5)
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2014 reflects the acquisition of Klamflex subsequent to April 26, 2013, Micro Precision subsequent to August 21, 2013, LWG subsequent to August 30, 2013, and PGH subsequent to December 16, 2013. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

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

(4)
In the year ended March 31, 2013, the Company recognized a $10.1 million incremental charge related to a legal settlement reached in connection with litigation associated with alleged failure or anticipated failure of Zurn brass fittings.

(5)	See Item 8 Note 11 Long-Term Debt for further information regarding the Company's loss on debt extinguishment.

(6)
On July 19, 2011, the Company sold substantially all of the net assets of a non-material business based in Germany. The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012.

(7)
Other (expense) income, net includes the impact of foreign currency transactions, sale of property, plant and equipment, and other miscellaneous expenses and income. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations for further information.

(8)
The Company's initial public offering closed on April 3, 2012. Therefore, the common stock issued in connection with the initial public offering is not included in the outstanding shares as of March 31, 2012 or any prior date.

(9)	Working capital represents total current assets less total current liabilities.

(10)	Total debt represents long-term debt, net of an unamortized original issue discount, plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisition of Autogard Holdings Limited and affiliates ("Autogard"), VAG Holdings GmbH and affiliates ("VAG"), Cline Acquisition Corporation ("Cline"), Klamflex Pipe Couplings Ltd. ("Klamflex"), Micro Precision Gear Technology ("Micro Precision"), L.W. Gemmell ("LWG"), Precision Gear Holdings, LLC ("PGH"), and the divestiture of a non-material, underperforming business (the "divestiture"). Our financial performance includes Autogard subsequent to April 2, 2011, VAG subsequent to October 10, 2011, Cline subsequent to December 13, 2012, Klamflex subsequent to April 26, 2013, Micro Precision subsequent to August 21, 2013, LWG subsequent to August 30, 2013, PGH subsequent to December 16, 2013, and excludes the divestiture subsequent to July 19, 2011. Accordingly, the discussion and analysis does not reflect the impact of the Autogard, VAG, Cline, Klamflex, Micro Precision, LWG, and PGH transactions or the divestiture prior to their respective dates. You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2014, or fiscal 2014, means the period from April 1, 2013 to March 31, 2014.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also “Cautionary Notice Regarding Forward-Looking Statements” found elsewhere in this report.
The information contained in this section is provided as a supplement to the consolidated financial statements and the related notes included elsewhere in this Form 10-K to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. This section is organized as follows:
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
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2014 and 2013 in each case as compared to the prior period's performance.
Non-GAAP Financial Measures. This section provides an explanation of certain Non-GAAP financial measures we use.
Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement require us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2014, 2013 and 2012, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2014.
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

Restructuring and Other Similar Costs
During fiscal 2014, we continued to execute various restructuring actions initiated in the prior fiscal year. These restructuring actions were implemented to reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and refinement of our overall product portfolio. The restructuring actions primarily resulted in workforce reductions and lease terminations. We recorded restructuring charges of $8.7 million during fiscal 2014. We expect to continue executing initiatives to optimize our operating margin and manufacturing footprint as well as select product-line rationalizations. As such, we expect further expenses related to workforce reduction, lease termination, and other facility rationalization costs. Our restructuring plans are preliminary and related expenses are not yet estimateable.
We recorded restructuring charges of $8.6 million and $6.8 million during the fiscal years ended March 31, 2013 and March 31, 2012, respectively, primarily consisting of severance costs related to workforce reductions and the consolidation of certain North American water and waste water treatment facilities.

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
The largest component of our cost of sales is cost of materials, which represented approximately 36% of net sales in fiscal 2014. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 15% of net sales in fiscal 2014.
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
We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require difficult, subjective and/or complex judgments in the preparation of our consolidated financial statements.
Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2014, 2013 and 2012 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no other significant post-shipment obligations.
Receivables. Receivables are stated net of allowances for doubtful accounts of $6.4 million at March 31, 2014 and $7.7 million at March 31, 2013. We evaluate the collectability of our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 50% of the Company’s total inventories as of March 31, 2014 and 2013 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $3.8 million, $4.9 million and $2.6 million, during fiscal 2014, 2013 and 2012, respectively.
Impairment of intangible assets and tangible fixed assets.
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates.

Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections and a market value approach. The estimated fair value of the Company's reporting units is dependent on several significant assumptions, including its weighted average cost of capital (discount rate) and future earnings and cash flow projections.

Retirement benefits. We have significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates and the current health care cost trend rate. We consider current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16 Retirement Benefits to the consolidated financial statements for additional information.

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
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses, tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a partial valuation allowance against our deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as our foreign tax credit carryforwards.
Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of accruals needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required accruals may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy.
Through acquisitions, we have assumed presently recorded and potential future liabilities relating to product liability, environmental and other claims. We have recorded accruals for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those accruals. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods.
Warranty Accruals. Accruals are recorded on our consolidated balance sheets to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We accrue an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty accruals which could have a material adverse effect on our results of operations in the period in which these additional accruals are required.
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
Asbestos Claims and Insurance for Asbestos Claims. As noted in Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
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
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2014 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which generally requires an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance is effective for unrecognized tax benefits that exist at the effective date for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We elected early adoption and implemented this guidance in the second quarter of fiscal 2014 resulting in an increase in the presentation of our noncurrent deferred income tax liability and a reduction in the presentation of our unrecognized tax benefits (within other liabilities) in the amount of $7.0 million and $6.3 million at March 31, 2014 and March 31, 2013, respectively.

In February 2013, the FASB issued another update to Accounting Standards Codification ("ASC") No. 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. This guidance was implemented in the first quarter of fiscal year 2014 and did not have a material impact on our results of operations, financial position or cash flows.

In March 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2014.  As this guidance is a prospective change will be adopted in the first quarter of fiscal year 2016, adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

Subsequent Events
Green Turtle Acquisition
On April 15, 2014, we acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million, excluding transaction costs and net of cash acquired. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadens the product portfolio of our existing Water Management platform. Our fiscal 2015 financial position and results from operations will include Green Turtle subsequent to April 15, 2014. This acquisition is not expected to have a material impact on our consolidated financial statements.
Mill Products Strategic Review
On May 15, 2014, our Board of Directors approved a plan to assess the potential exit of a non-core product-line that manufactures ring gears and pinions (“Mill Products”) utilized in mining sector crushing machinery applications.  The exit plan includes the exploration of various strategic alternatives which could include the possible sale of the entire business or the sale of individual net assets.  The exploration of strategic alternatives is expected to be completed by the end of fiscal 2015. Given the preliminary stage of this analysis, the range of potential outcomes from the resulting exit of this business are not yet determinable.

Results of Operations
Fiscal Year Ended March 31, 2014 Compared with the Fiscal Year Ended March 31, 2013:
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2014	March 31, 2013	Change	% Change
Process & Motion Control	$1,285.9	$1,266.1	$19.8	1.6%
Water Management	796.1	739.0	57.1	7.7%
Consolidated	$2,082.0	$2,005.1	$76.9	3.8%

Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2014 increased 1.6% from the prior year to $1,285.9 million. Core net sales (which excludes a 1% impact of acquisitions) increased 1% over the prior year as single digit growth in the majority of our end-markets was partially offset by a decline in sales to our bulk material handling markets.
Water Management
Water Management net sales for the year ended March 31, 2014 increased 7.7% from the prior year to $796.1 million. Core net sales also increased 7.7% as a result of market share gains in the majority of our served markets and increased alternative market sales in our non-residential construction end-markets, partially offset by the impact of severe weather in the fourth quarter of the current year.

Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2014	March 31, 2013	Change	% Change
Process & Motion Control	$244.9	$232.2	$12.7	5.5%
% of net sales	19.0%	18.3%	0.7%
Water Management	72.2	67.9	4.3	6.3%
% of net sales	9.1%	9.2%	(0.1)%
Corporate	(37.5)	(44.7)	7.2	16.1%
Consolidated	$279.6	$255.4	$24.2	9.5%
% of net sales	13.4%	12.7%	0.7%
Process & Motion Control
Process & Motion Control income from operations increased 5.5% from the prior year to $244.9 million and income from operations as a percentage of net sales increased 70 basis points to 19.0% as a result of productivity gains and benefits from cost saving initiatives implemented in the fiscal year.
Water Management
Water Management income from operations for fiscal 2014 was $72.2 million compared to $67.9 million in fiscal 2013. Operating margins were relatively flat year-over-year as lower amortization and depreciation related to intangible assets from the acquisition of VAG that were fully amortized in the prior year and a lower depreciable fixed asset base in the current year resulting from the consolidation of our North American manufacturing footprint were offset by the impact of shipment timing of certain water infrastructure projects, adverse mix in our non-residential construction and water infrastructure markets (primarily related to severe weather) as well as the acceleration of costs to fund initiatives to improve our North American valve and gate group asset utilization.
Corporate
Corporate expenses were $37.5 million in fiscal 2014 compared to $44.7 million in fiscal 2013. The year-over-year decrease was primarily due to a $10.1 million charge recorded in fiscal 2013 related to a legal settlement reached in connection with litigation associated with the alleged failure or anticipated failure of Zurn brass fittings. See Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements for additional information.
Interest expense, net
Interest expense, net was $109.1 million in fiscal 2014 compared to $153.3 million in fiscal 2013. The year-over-year reduction in interest expense is primarily the result of the full retirement of our 8.50% senior notes due 2018 (the "8.50% Notes") and lower average outstanding borrowings in fiscal 2014 as compared to fiscal 2013. See Item 8, Note 11 Long-Term Debt to the consolidated financial statements for more information.
Loss on extinguishment of debt
During fiscal 2014, we recorded a $133.2 million loss on extinguishment of debt resulting from two transactions. During the first quarter of fiscal 2014, we completed a re-pricing of the applicable margin on our then-outstanding term loan facilities and recognized a pre-tax loss of $4.0 million, which was comprised of $0.8 million of fees paid to lenders, a non-cash write-off of $2.4 million of unamortized deferred financing costs and $0.8 million of original issue discount. During the second quarter of fiscal 2014, we completed a refinancing of our term loan facilities and a full retirement of our 8.50% Notes. In connection with this transaction, we recognized a pre-tax loss of $129.2 million, which was comprised of a $109.9 million note tender premium paid to holders, $5.3 million of fees paid to lenders, as well as a non-cash write-off of $12.4 million of unamortized deferred financing costs and $1.6 million of original issue discount associated with previously outstanding debt.
During fiscal 2013, we recorded a $24.0 million loss on extinguishment of debt resulting from two debt transactions. During the first quarter of fiscal 2013, we recognized a $21.1 million loss from the early redemption of all of our then-outstanding 11.75% senior subordinated notes due 2016 (the "11.75% Notes"), which primarily consisted of a $17.6 million premium related to redemption and $3.5 million of a non-cash write-off of the deferred financing costs. Additionally, during the third quarter of fiscal 2013, we completed a re-pricing of the effective interest rate on our then-outstanding term loan facilities and recognized a pre-tax loss of $2.9 million, which was comprised of $1.3 million of fees paid to lenders and the related non-cash write-off of $1.1 million of unamortized deferred financing costs and $0.5 million of original issue discount, respectively.

Other expense, net
Other expense, net for fiscal 2014 was $15.1 million, which consisted of $3.0 million of costs attributable to the now-concluded review of strategic alternatives that was initiated by our Board of Directors, foreign currency transaction losses of $3.9 million, $2.3 million of losses on the sale of property, plant and equipment and other miscellaneous losses of $5.9 million. Other expense, net for fiscal 2013 was $2.9 million and consisted of management fee expense of $15.0 million to terminate our management agreement with Apollo, foreign currency transaction losses of $6.8 million and other miscellaneous losses of $1.3 million, partially offset by a CDSOA recovery of $16.6 million and a $3.6 million gain on the sale of property, plant and equipment.
(Benefit) provision for income taxes
The income tax benefit in fiscal 2014 was $7.4 million or an effective tax rate of (33.3)%. The income tax benefit recorded on income before taxes was due to the reduction in the valuation allowance recorded against certain U.S. foreign tax credit carryforwards as a result of certain changes in circumstances, making the realization of such benefits to now be more-likely-than-not; and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations. The income tax provision in fiscal 2013 was $20.3 million or an effective tax rate of 27.0%. The provision recorded was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which were generally below the U.S. federal statutory rate, the recognition of certain foreign-related branch losses for U.S. income tax purposes and the reduction in the valuation allowance recorded against certain state net operating losses in which the realization of such benefits was now deemed more-likely-than-not, partially offset with the increase in the valuation allowance related to foreign tax credit carryforwards for which such realization was not deemed more-likely-than-not.
Net income from continuing operations
Our net income from continuing operations in fiscal 2014 was $29.6 million, inclusive of the $133.2 million loss on the extinguishment of debt, compared to $54.9 million in fiscal 2013 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2014 was $0.29, compared to $0.55 in fiscal 2013. Comparability between periods is impacted by the dilutive effect of the current year increase in average outstanding shares primarily resulting from our sale of 3,000,000 shares of common stock in an offering that closed in February 2014.
Loss from discontinued operations
We did not experience any income or losses from discontinued operations in fiscal 2014. Our loss from discontinued operations, net of tax was $4.8 million for fiscal 2013. The loss from discontinued operations is related to the divestiture by sale in fiscal 2013 of a non-core engineered chain business located in Shanghai, China within Process & Motion Control.
Fiscal Year Ended March 31, 2013 Compared with the Fiscal Year Ended March 31, 2012
Net Sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2013	March 31, 2012	Change	% Change
Process & Motion Control	$1,266.1	$1,310.7	$(44.6)	(3.4)%
Water Management	739.0	633.5	105.5	16.7%
Consolidated	$2,005.1	$1,944.2	$60.9	3.1%
Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2013 was $1,266.1 million compared to $1,310.7 million in fiscal 2012. Core net sales (which excludes 2.4% related to adverse foreign currency fluctuations and the unfavorable impact of our second quarter fiscal 2012 divestiture) decreased 1% over fiscal 2012 as growth in sales to our mining, energy and aerospace end-markets was offset by slower global industrial demand in our remaining end-markets.
Water Management
Water Management net sales for the year ended March 31, 2013 increased 16.7% to $739.0 million compared to fiscal 2012 primarily due to the acquisition of VAG in fiscal 2012. Core net sales increased 1% as market share gains and increased alternative market sales within our non-residential construction end-markets were partially offset by expected lower shipments to our North American municipal water end-markets.

Income from Operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2013	March 31, 2012	Change	% Change
Process & Motion Control	$232.2	$233.8	$(1.6)	(0.7)%
% of net sales	18.3%	17.8%	0.5%
Water Management	67.9	51.2	16.7	32.6%
% of net sales	9.2%	8.1%	1.1%
Corporate	(44.7)	(39.7)	(5.0)	(12.6)%
Consolidated	$255.4	$245.3	$10.1	4.1%
% of net sales	12.7%	12.6%	0.1%
Process & Motion Control
Process & Motion Control income from operations for the year ended March 31, 2013 was $232.2 million, or 18.3% of net sales.  Ongoing restructuring initiatives impacted operating performance for the year ended March 31, 2013 and 2012 by $6.4 million and $0.8 million, respectively.  Excluding the impact of restructuring, income from operations as a percent of sales increased 90 basis points from fiscal 2012 to 18.8%.  The improvement in fiscal 2013 operating margin resulted from productivity gains and efficiencies as well as the realization of cost savings associated with our previously implemented restructuring programs, which was partially offset by investments in growth initiatives.
Water Management
Water Management income from operations for the year ended March 31, 2013 increased 32.4% to $67.9 million, or 9.2% of net sales.  Previously announced restructuring initiatives impacted operating performance for the year end March 31, 2013 and 2012 by $2.2 million and $5.1 million, respectively. Additionally, income from operations in fiscal year 2012 included an inventory fair value adjustment primarily related to the acquisition of VAG. Excluding these items, income from operations as a percent of sales increased 17.4% over fiscal 2012 to 9.5%.
Corporate
Corporate expenses were $44.7 million in fiscal 2013 compared to $39.7 million in fiscal 2012. The increase was primarily due to a $10.1 million incremental charge taken in the second quarter of fiscal 2013 related to a legal settlement in connection with ongoing litigation associated with alleged failure or potential future failure of Zurn brass fittings. See Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements for additional information. The $10.1 million of incremental expense was primarily offset by lower year-over-year fourth quarter pension adjustment. In accordance with our policy on retirement benefits, we recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at the time of re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year. The fiscal 2013 fourth quarter pension adjustment was $5.5 million compared to $9.1 million in fiscal 2012.
Interest expense, net
Interest expense, net was $153.3 million in fiscal 2013 compared to $176.2 million in fiscal 2012. The year-over-year reduction in interest expense is primarily the result of the reduction in outstanding debt related to the Company's April 2012 full redemption of the then-outstanding $300.0 million of 11.75% Notes discussed below. The impact of the debt reduction on interest expense was partially offset by higher weighted average borrowing rates on our term loans.
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
Provision for income taxes
The income tax provision in fiscal 2013 was $20.3 million or an effective tax rate of 27.0%. The provision recorded was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which were generally below the U.S. federal statutory rate, the recognition of certain foreign-related branch losses for U.S. income tax purposes and the reduction in the valuation allowance recorded against certain state net operating losses in which the realization of such benefits was now deemed more-likely-than-not, partially offset with the increase in the valuation allowance related to foreign tax credit carryforwards for which such realization was not deemed more-likely-than-not. The income tax provision in fiscal 2012 was $9.4 million or an effective tax rate of 20.9%. The provision recorded was below the U.S. federal statutory rate of 35% due to the utilization of certain U.S. foreign tax credit carryforwards that had a valuation allowance recorded against them based upon the original determination that the realization of such benefits was not deemed more-likely-than-not and the recognition of certain foreign-related branch losses for U.S. income tax purposes, partially offset with an increase in the valuation allowance related to foreign net operating loss carryforwards for which such realization was not deemed more-likely-than-not.
Net income from continuing operations
Our net income from continuing operations in fiscal 2013 increased 54.6% to $54.9 million compared to a net income from continuing operations of $35.5 million in fiscal 2012 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2013 was $0.55. Comparability between periods is impacted by the dilutive effect of the fiscal 2013 increase in average outstanding shares primarily resulting from our initial public offering in April 2012.
Loss from discontinued operations
Our net loss from discontinued operations was $4.8 million in fiscal 2013 compared to $5.6 million in fiscal 2012. The loss from discontinued operations relates to the divestiture by sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform. On December 18, 2012, we completed the sale of that business for a total sale price of $2.5 million and recorded a pre-tax loss on disposal of approximately $0.5 million. The pre-tax loss on disposal is combined with other operating expenses during the period in the loss on discontinued operations for fiscal 2013.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA for the fiscal year ended March 31, 2014 of $413.0 million and net income for the same period of $29.6 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (3.98x to 1.0 at March 31, 2014). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to incur future debt or make acquisitions.
“Adjusted EBITDA” is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. Adjusted EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States ("GAAP"), and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
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
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2014 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the period indicated below.

(Dollars in Millions)	Year ended March 31, 2014
Net income	$29.6
Interest expense, net	109.1
Income tax benefit	(7.4)
Depreciation and amortization	108.5
EBITDA	$239.8
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	2.7
Restructuring and other similar charges (1)	8.7
Impact of inventory fair value adjustment	1.7
Loss on extinguishment of debt (2)	133.2
Stock-based compensation expense	7.0
LIFO expense (3)	4.8
Other expense, net (4)	15.1
Subtotal of adjustments to EBITDA	$173.2
Adjusted EBITDA	$413.0
Pro forma adjustment for acquisitions (5)	$10.0
Pro forma Adjusted EBITDA	$423.0
Senior secured bank indebtedness (6)	$1,682.9
Net first lien leverage ratio (7)	3.98	x
__________________________________

(1)
Represents restructuring costs comprised of workforce reductions, lease terminations, and other facility rationalization costs. See Item 8, Note 5 Restructuring and Other Similar Costs to the consolidated financial statements for more information.

(2)
The loss on extinguishment of debt is the result of the re-pricing of our then-outstanding term loans, the refinancing of our first lien term loan, and the cash tender offer and redemption of the 8.50% Notes during fiscal 2014. See Item 8, Note 11 Long-Term Debt to the consolidated financial statements for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)
Other expense, net for the year ended March 31, 2014, consists of foreign currency transaction losses of $3.9 million, loss on sale of property, plant and equipment of $2.3 million, expenses of $3.0 million related to the Board of Director's review of strategic alternatives, and other miscellaneous expenses of $5.9 million.

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of PGH, LWG, Micro Precision, and Klamflex as permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2013 through the date of each acquisition. See Item 8, Note 3 Acquisitions and Divesture to the consolidated financial statements for more information.

(6)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $239.0 million (as defined by the credit agreement) at March 31, 2014. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

(7)	The credit agreement defines the net first lien leverage ratio as the ratio of senior secured indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2014, we had $339.0 million of cash and cash equivalents and $335.9 million of additional borrowing capacity ($235.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of March 31, 2014, the available borrowings under our credit facility have been reduced by $29.1 million due to outstanding letters of credit. As of March 31, 2013, we had $524.1 million of cash and approximately $324.9 million of additional borrowing capacity ($224.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes.
On February 5, 2014, we closed an offering of shares of our common stock. As part of that offering, we sold 3,000,000 shares of common stock and received total proceeds of $73.8 million, net of underwriter discounts and commissions and other direct costs of the offering.
Cash Flows
Net cash provided by operating activities in fiscal 2014 was $190.8 million compared to $144.5 million in fiscal 2013. The increase in cash flow from operations is primarily the result of working capital management (accounts receivable, inventory and accounts payable), which contributed to $40.8 million of the year-over-year increase. Transactional items impacting the comparison of operating cash flows include a net use of cash of $19.0 million year-over-year related to an $11.5 million cash payment of plaintiffs attorneys fees as well as the required funding of the class action claims fund associated with the February 2013 Zurn brass fitting legal settlement (see Item 8, Note 19 Commitments and Contingencies for additional information), $8.8 million of cash costs related to our Board of Directors' now-concluded review of strategic alternatives and non-capitalizable fees as a result of our August 2013 refinancing of our term debt, and $10.9 million of lower customer advance payments that we received associated with capital intensive bulk material handling projects. These transactional uses of cash were offset by $12.3 million of lower excess tax benefits on stock option exercises. The remaining increase in cash flow from operations was a result of the incremental cash flow generated on higher year-over-year net sales.
Net cash provided by operating activities in fiscal 2013 was $144.5 million compared to $139.3 million in fiscal 2012. The increase in operating cash flows were impacted by a number of transactional items. Specifically, in connection with our April 2012 initial public offering (“IPO”), we incurred a $15.7 million fee (including out of pocket expenses) to terminate our management agreement with Apollo (a $12.7 million year-over-year increase in management fees). We also utilized a portion of our IPO proceeds to complete a full redemption of $300.0 million of our then-outstanding 11.75% Notes, which substantially contributed to a $22.1 million reduction in cash interest year-over-year. Subsequent to the closing of our IPO, option holders exercised options for approximately 3.7 million shares in fiscal 2013 with an intrinsic value of approximately $56.1 million. These exercises generated a future tax benefit of $18.1 million that is reflected as a source of cash in the financing section of the statement of cash flows. However, in accordance with ASC 230, Statement of Cash Flows, an offsetting use of cash to record an excess tax benefit on stock option exercises must be presented as an operating cash flow activity. Additionally, in April 2012, we received approximately $18.5 million in CDSOA recoveries representing the disbursement of cumulative amounts withheld by Customs and Border Protection from anti-dumping recoveries dating back to 2006 (see Item 8, Note 6 Recovery Under Continued Dumping and Subsidy Offset Act to the consolidated financial statements for more information). Excluding the aforementioned transactional cash flow impacts, investments in trade working capital contributed to an incremental $22.5 million use of cash which was partially offset by the remaining $17.9 million of operating cash flows generated on higher year-over-year net sales.
Cash used for investing activities was $163.8 million in fiscal 2014 compared to a use of $81.8 million in fiscal 2013. We invested $52.2 million in capital expenditures in fiscal 2014 compared to $60.1 million in fiscal 2013, due to the timing of certain capital projects. The use of cash in fiscal 2014 also included $112.0 million for the acquisitions of Klamflex, LWG, Micro Precision and PGH (net of cash acquired) as compared to a use of cash of $21.0 million for acquisitions in fiscal 2013, see Item 8, Note 3 Acquisitions and Divestiture to the consolidated financial statements for additional information. Investing cash flows in fiscal 2013 included the use of cash of $9.7 million in providing a loan receivable under the New Market Tax Credit incentive program, $6.7 million of proceeds received from the sale of certain property, plant and equipment and proceeds from the divestiture of a non-core engineered chain business located in Shanghai, China in fiscal 2013.
Cash used for investing activities was $81.8 million in fiscal 2013 compared to a use of $324.2 million in fiscal 2012. The use of cash in fiscal 2013 included $21.0 million for the acquisition of Cline as well as the acquisition of the remaining minority interest in VAG-Valves India Private Limited and the acquisition of an independently owned VAG sales office in the United Kingdom (net of cash acquired), compared to $256.8 million of cash used for the acquisition of VAG and Autogard (net of cash acquired) in fiscal 2012. Fiscal 2013 and fiscal 2012 also included a use of cash of $9.7 million and $17.9 million, respectively, through the funding of a loan receivable in connection with our participation in the New Market Tax Credit program (see Item 8,

Note 11 Long-Term Debt to the consolidated financial statements for additional information). In addition, we invested an incremental $1.6 million of capital expenditures over fiscal 2012 and received proceeds of $9.0 million in connection with the sale of certain property, plant and equipment and the divestiture of a non-core Process & Motion Control business located in Shanghai, China during fiscal 2013. In fiscal 2012 we also received $9.0 million of cash proceeds in connection with the sale of certain property, plant and equipment and the divestiture of a non-material product-line based in Germany within Process & Motion Control during fiscal 2012.
Cash used for financing activities was $210.3 million in fiscal 2014 compared to cash provided by financing activities of $165.7 million in fiscal 2013. The cash used for financing activities in fiscal 2014 consisted of a $150.0 million prepayment of our outstanding term loan associated with the re-pricing of our term loan facility in April 2013. Fiscal 2014 also included a source of cash from the August 2013 refinancing of our term loan of $1,950.0 million (net of a $19.5 million original issue discount), the proceeds of which were utilized to fully retire the previously outstanding $1,145.0 million of 8.50% Notes and $786.2 million of term loan borrowings and pay a $109.9 million tender premium to holders of the retired 8.50% Notes. The above transactions also included $17.1 million of related debt issue costs. Additionally, we received $73.8 million of proceeds from the closing of our common stock offering on February 5, 2014, net of underwriting discounts and commissions and other direct costs of the offering. The cash provided by financing activities in fiscal 2013 consisted of $458.3 million of proceeds from the closing of our IPO on April 3, 2012, net of underwriting discounts and commissions and other direct costs of the offering. During fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program. These sources of cash were partially offset by the full redemption in April 2012 of $300.0 million principal amount of then-outstanding 11.75% Notes, a $17.6 million early redemption premium, and other net repayments of debt of $7.4 million. Additionally, $18.1 million was recognized in fiscal 2013 as an excess tax benefit on option exercises that occurred throughout the fiscal year.
Cash provided by financing activities was $165.7 million in fiscal 2013 compared to $93.2 million in fiscal 2012. The cash provided by financing activities in fiscal 2013 consisted of $458.3 million of proceeds from the closing of our IPO on April 3, 2012, net of underwriting discounts and commissions and other direct costs of the offering. During fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program (to fund two domestic plant modernization projects) and $14.0 million from other foreign borrowings. These sources of cash were partially offset by the full redemption on April 17, 2012 of $300.0 million of our then-outstanding 11.75% Notes, a related $17.6 million early redemption premium, and other net repayments of debt of $21.4 million (including $11.8 million from our term loan). Additionally, $18.1 million was recognized in fiscal 2013 as an excess tax benefit on option exercises that occurred throughout the fiscal year. The cash provided by financing activities in fiscal 2012 consisted of a $945.3 million (net of $4.7 million unamortized original issue discount) source of cash borrowed under the term loan issued in connection with the refinancing of our senior secured credit facilities in March 2012, proceeds of $23.4 million related to the New Market Tax Credit financing, as well as a $10.7 million payment of debt issuance costs, partially offset by the $760.0 million repayment of the old term loans in connection with the refinancing of the senior secured credit facilities, $93.5 million repayment to retire the then-outstanding PIK toggle senior indebtedness and net repayments of outstanding borrowings of $8.2 million (including a $1.5 million payment on our then-outstanding term loan). Additionally, $2.1 million of cash was provided by the issuance of common stock.
No provision has been made for United States income taxes related to approximately $141.4 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Item 8, Note 17 Income Taxes to the consolidated financial statements for further information.

Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2014 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	1,940.2	19.5	39.0	39.0	1,842.7
8.875% Senior notes due 2016	1.3	—	1.3	—	—
Other long-term debt (2)	48.8	9.5	1.0	—	38.3
Interest on long-term debt obligations	411.8	78.9	154.3	150.8	27.8
Purchase commitments	158.4	144.3	11.5	2.6	—
Operating lease obligations	59.5	15.9	21.9	14.0	7.7
Pension and post-retirement plans (3)	77.0	15.7	28.7	32.6	n/a
Totals	$2,697.0	$283.8	$257.7	$239.0	$1,916.5
_______________________

(1)	Excludes an unamortized original issue discount of $18.3 million at March 31, 2014.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.

(3)	Represents expected pension and post-retirement contributions and benefit payments to be paid directly by us. Contributions and benefit payments beyond fiscal 2019 cannot be reasonably estimated.

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $23.6 million as of March 31, 2014, have been excluded from the contractual obligations table above. See Item 8, Note 17 Income Taxes to the consolidated financial statements for more information related to our unrecognized tax benefits.
Our pension and post-retirement benefit plans are discussed in detail in Item 8, Note 16 Retirement Benefits to the consolidated financial statements. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Other post-retirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other post-retirement benefits for employees at certain foreign locations. See “Risk Factors - Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”
Indebtedness
As of March 31, 2014 we had $1,972.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2014	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$1,921.9	$19.5	$1,902.4
8.875% Senior notes due 2016	1.3	—	1.3
Other (2)	48.8	9.5	39.3
Total	$1,972.0	$29.0	$1,943.0

(1)	Includes an unamortized original issue discount of $18.3 million at March 31, 2014.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
See Item 8, Note 11 Long-Term Debt to the consolidated financial statements for a description of our outstanding indebtedness.
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
Approximately 34% of our sales originated outside of the United States in fiscal 2014. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2014, stockholders' equity increased by $7.1 million from March 31, 2013 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of March 31, 2014, the result would have decreased stockholders' equity by approximately $49.5 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2014, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. A hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.7 million increase in the fair value of foreign exchange forward contacts as of March 31, 2014.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2014, our outstanding borrowings under the term loan facility were $1,921.9 million (net of $18.3 million of unamortized original issue discount). As of March 31, 2014, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.00%. In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 97% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2014 market interest rate would increase interest expense under the senior secured credit facilities by approximately $2.9 million on an annual basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information with respect to the Company's market risk is contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements included in this Form 10-K include the accounts of Rexnord Corporation and subsidiaries (collectively, the "Company”).
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2014 and 2013 and
for the years ended March 31, 2014, 2013, and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited the accompanying consolidated balance sheets of Rexnord Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexnord Corporation at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexnord Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated May 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
May 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited Rexnord Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO criteria”). Rexnord Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rexnord Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rexnord Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of Rexnord Corporation and our report dated May 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
May 21, 2014

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$339.0	$524.1
Receivables, net	368.3	350.4
Inventories, net	359.7	326.2
Other current assets	53.8	46.4
Total current assets	1,120.8	1,247.1
Property, plant and equipment, net	440.9	410.7
Intangible assets, net	592.6	613.5
Goodwill	1,150.7	1,118.4
Insurance for asbestos claims	36.0	35.0
Other assets	42.5	49.1
Total assets	$3,383.5	$3,473.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$29.0	$169.3
Trade payables	241.1	208.3
Compensation and benefits	61.4	55.6
Current portion of pension and postretirement benefit obligations	5.8	5.7
Interest payable	—	48.1
Other current liabilities	112.2	121.2
Total current liabilities	449.5	608.2

Long-term debt	1,943.0	1,962.3
Pension and postretirement benefit obligations	147.7	170.8
Deferred income taxes	207.1	225.2
Reserve for asbestos claims	36.0	35.0
Other liabilities	38.1	43.8
Total liabilities	2,821.4	3,045.3

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 102,055,058 at March 31, 2014 and 98,108,438 at March 31, 2013	1.0	1.0
Additional paid-in capital	872.7	784.0
Retained deficit	(281.3)	(311.5)
Accumulated other comprehensive loss	(23.8)	(38.7)
Treasury stock at cost; 900,904 shares at March 31, 2014 and March 31, 2013	(6.3)	(6.3)
Total Rexnord stockholders' equity	562.3	428.5
Non-controlling interest	(0.2)	—
Total stockholders' equity	562.1	428.5
Total liabilities and stockholders' equity	$3,383.5	$3,473.8

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Net sales	$2,082.0	$2,005.1	$1,944.2
Cost of sales	1,318.4	1,273.7	1,254.1
Gross profit	763.6	731.4	690.1
Selling, general and administrative expenses	424.5	406.2	387.1
Zurn PEX loss contingency	—	10.1	—
Restructuring and other similar charges	8.7	8.6	6.8
Amortization of intangible assets	50.8	51.1	50.9
Income from operations	279.6	255.4	245.3
Non-operating expense:
Interest expense, net	(109.1)	(153.3)	(176.2)
Loss on the extinguishment of debt	(133.2)	(24.0)	(10.7)
Loss on divestiture	—	—	(6.4)
Other expense, net	(15.1)	(2.9)	(7.1)
Income from continuing operations before income taxes	22.2	75.2	44.9
(Benefit) provision for income taxes	(7.4)	20.3	9.4
Net income from continuing operations	29.6	54.9	35.5
Loss from discontinued operations, net of tax	—	(4.8)	(5.6)
Net income	29.6	50.1	29.9
Non-controlling interest loss	(0.6)	—	—
Net income attributable to Rexnord	$30.2	$50.1	$29.9

Net income per share from continuing operations:
Basic	$0.30	$0.57	$0.53
Diluted	$0.29	$0.55	$0.50
Net loss per share from discontinued operations:
Basic	$—	$(0.05)	$(0.08)
Diluted	$—	$(0.05)	$(0.08)
Net income per share attributable to Rexnord:
Basic	$0.31	$0.52	$0.45
Diluted	$0.30	$0.50	$0.42
Weighted-average number of shares outstanding (in thousands):
Basic	98,105	95,972	66,751
Effect of dilutive stock options	3,213	3,894	5,314
Diluted	101,318	99,866	72,065

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Net income	$30.2	$50.1	$29.9
Other comprehensive income (loss):
Foreign currency translation adjustments	7.1	(14.3)	0.2
Unrealized loss on interest rate derivatives, net of tax	(1.7)	—	4.8
Change in pension and other postretirement defined benefit plans, net of tax	9.5	(13.1)	(32.3)
Other comprehensive income (loss), net of tax	14.9	(27.4)	(27.3)
Non-controlling interest loss	(0.6)	—	—
Total comprehensive income	$44.5	$22.7	$2.6

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Millions)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2011	$0.7	$—	$292.8	$(391.5)	$16.1	$(6.3)	$—	$(88.2)
Comprehensive income (loss):
Net income	—	—	—	29.9	—	—	—	29.9
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1	0.2
Unrealized gain on interest rate derivatives, net of $3.1 million income tax expense	—	—	—	—	4.8	—	—	4.8
Change in pension and other postretirement defined benefit plans, net of $19.5 million income tax benefit	—	—	—	—	(32.3)	—	—	(32.3)
Total comprehensive income (loss)	—	—	—	29.9	(27.4)	—	0.1	2.6
Stock-based compensation expense	—	—	3.7	—	—	—	—	3.7
Non-controlling interest in VAG sales subsidiary	—	—	—	—	—	—	(1.0)	(1.0)
Sale of common stock	—	—	2.1	—	—	—	—	2.1
Balance at March 31, 2012	0.7	—	298.6	(361.6)	(11.3)	(6.3)	(0.9)	(80.8)

Comprehensive income (loss):
Net income	—	—	—	50.1	—	—	—	50.1
Foreign currency translation adjustments	—	—	—	—	(14.3)	—	—	(14.3)
Change in pension and other postretirement defined benefit plans, net of $6.9 million income tax benefit	—	—	—	—	(13.1)	—	—	(13.1)
Total comprehensive income (loss)	—	—	—	50.1	(27.4)	—	—	22.7
Stock-based compensation expense	—	—	7.1	—	—	—	—	7.1
Issuance of common stock in IPO, net of direct offering costs	0.3	—	458.0	—	—	—	—	458.3
Exercise of stock options, net of shares surrendered	—	—	2.0	—	—	—	—	2.0
Acquisition of non-controlling interest	—	—	0.2	—	—	—	0.9	1.1
Tax benefit on stock option exercises	—	—	18.1	—	—	—	—	18.1
Balance at March 31, 2013	1.0	—	784.0	(311.5)	(38.7)	(6.3)	—	428.5

Comprehensive income (loss):
Net income (loss)	—	—	—	30.2	—	—	(0.6)	29.6
Foreign currency translation adjustments	—	—	—	—	7.1	—	—	7.1
Unrealized loss on interest rate derivatives, net of $1.0 million income tax benefit	—	—	—	—	(1.7)	—	—	(1.7)
Change in pension and other postretirement defined benefit plans, net of $4.9 million income tax expense	—	—	—	—	9.5	—	—	9.5
Total comprehensive income (loss)	—	—	—	30.2	14.9	—	(0.6)	44.5
Stock-based compensation expense	—	—	7.0	—	—	—	—	7.0
Issuance of equity to non-controlling interest holders	—	—	—	—	—	—	0.4	0.4
Issuance of common stock, net of direct offering costs	—	—	73.8	—	—	—	—	73.8
Exercise of stock options, net of shares surrendered	—	—	2.1	—	—	—	—	2.1
Tax benefit on stock option exercises	—	—	5.8	—	—	—	—	5.8
Balance at March 31, 2014	$1.0	$—	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
(1) Fiscal 2012 represents a 20% non-controlling interest formerly held by a local director of VAG-Valves India Private Limited. In fiscal 2013, the Company purchased that interest. Fiscal 2014 represents a 49% non-controlling interest in a Water Management joint venture.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Operating activities
Net income	$29.6	$50.1	$29.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57.7	61.3	63.1
Amortization of intangible assets	50.8	51.1	50.9
Amortization of deferred financing costs	2.6	3.9	7.8
Loss (gain) on dispositions of property, plant and equipment	2.3	(3.6)	1.2
Deferred income taxes	(24.9)	(15.4)	(22.2)
Non-cash loss on divestiture	—	—	4.5
Non-cash restructuring charges	—	—	4.6
Other non-cash (credits) charges	(0.1)	7.3	14.8
Loss on extinguishment of debt	133.2	24.0	10.7
Stock-based compensation expense	7.0	7.1	3.7
Changes in operating assets and liabilities:
Receivables	(11.3)	(20.3)	(33.8)
Inventories	(11.3)	(12.8)	(3.4)
Other assets	(6.8)	7.5	(10.7)
Accounts payable	26.0	(4.3)	22.3
Accruals and other	(64.0)	(11.4)	(4.1)
Cash provided by operating activities	190.8	144.5	139.3

Investing activities
Expenditures for property, plant and equipment	(52.2)	(60.1)	(58.5)
Acquisitions, net of cash acquired	(112.0)	(21.0)	(256.8)
Loan receivable for financing under New Market Tax Credit incentive program	—	(9.7)	(17.9)
Proceeds from dispositions of property, plant and equipment	0.4	6.7	5.6
Proceeds from divestiture, net of cash	—	2.3	3.4
Cash used for investing activities	(163.8)	(81.8)	(324.2)

Financing activities
Proceeds from borrowings of long-term debt	1,935.1	15.4	960.6
Repayments of long-term debt	(1,948.4)	(313.2)	(762.0)
Proceeds from borrowings of short-term debt	13.5	12.6	10.7
Repayments of short-term debt	(165.6)	(8.2)	(105.0)
Payment of deferred financing fees	(17.1)	(2.0)	(13.2)
Payment of tender premium	(109.9)	(17.6)	—
Proceeds from issuance of common stock, net of direct offering costs	73.8	458.3	2.1
Proceeds from exercise of stock options	2.1	2.3	—
Third party investment in non-controlling interest	0.4	—	—
Excess tax benefit on exercise of stock options	5.8	18.1	—
Cash (used for) provided by financing activities	(210.3)	165.7	93.2
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(2.3)	(1.3)
(Decrease) increase in cash and cash equivalents	(185.1)	226.1	(93.0)
Cash and cash equivalents at beginning of period	524.1	298.0	391.0
Cash and cash equivalents at end of period	$339.0	$524.1	$298.0

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014

1. Basis of Presentation and Description of Business
The consolidated financial statements included herein have been prepared by Rexnord Corporation (“Rexnord” or the "Company"), in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.
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
Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2014, 2013 and 2012 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no post-shipment obligations.
The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Share Based Payments
The Company accounts for share based payments in accordance with Accounting Standards Codification ("ASC") 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s stock option plans in Note 15.
Per Share Data
Basic net income (loss) per share from continuing and discontinued operations is computed by dividing net income from continuing operations and loss from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the fiscal year ended March 31, 2014, 2013 and 2012 excludes 1,278,316, 2,924,547 and 431,459 shares due to their anti-dilutive effects, respectively.

Receivables
Receivables are stated net of allowances for doubtful accounts of $6.4 million at March 31, 2014 and $7.7 million at March 31, 2013. The Company evaluates the collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.
Significant Customers
The Company’s largest customer accounted for 8.6%, 7.9% and 7.4% of consolidated net sales for the years ended March 31, 2014, 2013 and 2012, respectively. Receivables related to this Process & Motion Control industrial distributor at March 31, 2014 and 2013 were $9.8 million and $13.9 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 50% of the Company’s total inventories as of both March 31, 2014 and 2013 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network), patents and non-compete intangibles. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 1 to 20 years, 2 to 15 years, and 5 to 10 years, respectively. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow and market value approach analysis.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates.

Deferred Financing Costs

Other assets at March 31, 2014 and 2013, include deferred financing costs of $12.1 million and $18.5 million, respectively, net of accumulated amortization of $4.7 million and $6.7 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt. See Note 11 for further information on the Company's long-term financing.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Balance at beginning of period	$8.8	$8.7	$8.6
Acquired obligations	0.2	—	1.1
Charged to operations	3.8	4.4	1.6
Claims settled	(4.2)	(4.3)	(2.6)
Balance at end of period	$8.6	$8.8	$8.7
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
Accumulated Other Comprehensive Loss
At March 31, 2014, accumulated other comprehensive loss consisted of $7.8 million of foreign currency translation gains, $1.7 million, after tax, of unrealized loss on interest rate derivatives, and $29.9 million, after tax, of unrecognized actuarial losses and unrecognized prior services costs, net of tax. At March 31, 2013, accumulated other comprehensive loss consisted of $0.7 million of foreign currency translation gains and $39.4 million of unrecognized actuarial losses and unrecognized prior services costs, net of tax.
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

The Company accounts for derivative instruments based on ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to applying fair value to derivative instruments at Note 13. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. As of March 31, 2014, the Company had forward-starting interest rate swaps on its variable rate term debt that are designated and qualify as hedging instruments. For the derivative instruments designated and qualifying as effective hedging instruments under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive income (loss) whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating income (expense). See Note 12 for further information regarding the classification and accounting for the Company’s derivative financial instruments.
Financial Instrument Counterparties
The Company is exposed to credit losses in the event of non-performance by counterparties to its financial instruments. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and foreign currency and interest rate swap contracts with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction losses are included in other expense, net in the consolidated statements of operations and totaled $3.9 million, $6.8 million and $5.2 million for the years ended March 31, 2014, 2013 and 2012, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $9.6 million, $10.0 million, and $10.2 million for the years ended March 31, 2014, 2013 and 2012, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses as incurred for the years ended March 31, 2014, 2013 and 2012 amounted to the following (in millions):

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Research and development costs	$13.0	$13.7	$15.4
Engineering costs	28.4	24.3	22.4
Total	$41.4	$38.0	$37.8
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which generally requires an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance is effective for unrecognized tax benefits that exist at the effective date for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company elected early adoption and implemented this guidance in the second quarter of fiscal 2014 resulting in an increase in the presentation of our noncurrent deferred income tax liability and a reduction in the presentation of our unrecognized tax benefits (within other liabilities) in the amount of $7.0 million and $6.3 million at March 31, 2014 and March 31, 2013, respectively.

In February 2013, the FASB issued another update to ASC No. 220, Presentation of Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012. This guidance was implemented in the first quarter of fiscal year 2014 and did not have a material impact on the Company's results of operations, financial position or cash flows.

In March 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2014.  As this guidance is a prospective change will be adopted in the first quarter of fiscal year 2016, adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

3. Acquisitions and Divestitures
Fiscal Year 2014

On December 16, 2013, the Company acquired Precision Gear Holdings, LLC (“PGH”) for a total cash purchase price of $77.1 million, net of cash acquired and excluding transaction costs. PGH has two operating subsidiaries, Merit Gear LLC (“Merit Gear”), located in Antigo, Wisconsin, and Precision Gear LLC (“Precision Gear”), located in Twinsburg, Ohio. Merit Gear is a build-to-print manufacturer of high-quality gearing and specialized gearboxes primarily for the North American oil and gas market, along with other diversified industrial markets. Precision Gear is a leading manufacturer of highly specialized gears primarily serving the aerospace market, along with various other industrial markets. This acquisition was complementary to the Company's existing Process & Motion Control product portfolio.

On August 30, 2013, the Company acquired certain assets of L.W. Gemmell ("LWG") for a total cash purchase price of $8.2 million, excluding transactions costs. LWG, based in Australia, is a distributor of non-residential plumbing products. A portion of LWG's historical sales were from existing Rexnord Water Management product lines. As such, the acquisition provided the Company with additional product offerings and the opportunity to expand its international presence through a more direct ownership structure.

On August 21, 2013, the Company acquired certain assets of Micro Precision Gear Technology Limited ("Micro Precision") for a total cash purchase price of $22.2 million, excluding transactions costs. Micro Precision, based in the United Kingdom, is a built-to-print manufacturer of specialty gears and electric motor components primarily sold to the aerospace market. This acquisition expanded the Company's existing Process & Motion Control product offerings and its presence in Europe.

On April 26, 2013, the Company acquired Klamflex Pipe Couplings Ltd. ("Klamflex") for a total cash purchase price of $4.5 million, net of cash acquired and excluding transaction costs. Klamflex, based in South Africa, is a manufacturer of pipe couplings, flange adapters, dismantling joints and repair clamps. This acquisition broadened the product portfolio of the Company's existing Water Management platform and expanded the Company's global presence.

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates included above. The acquisitions of PGH, LWG, Micro Precision and Klamflex were not material to the Company’s consolidated financial statements, either individually or in the aggregate. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2014 have not been presented because they are not significant to the Company's consolidated statements of operations and financial position, either individually or in the aggregate.

The fiscal year 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The aggregate purchase price allocation of these acquisitions resulted in goodwill of $24.9 million ($22.8 million of tax deductible goodwill), other intangible assets of $25.1 million, property, plant and equipment of $36.7 million and other net assets of $25.3 million. The purchase price allocation for all acquisitions is preliminary and subject to valuation adjustments that will be completed within the one year period following each acquisition date.

During fiscal 2014, the Company also established a new French sales office in its Water Management platform to expand its European water and wastewater market presence via a joint venture between the Company and six external sales associates. The Company contributed an immaterial amount of capital to the joint venture. As the Company has a 51% ownership stake and is deemed to have significant control over the new legal entity, the financial statements of the new joint venture have been wholly consolidated in accordance with ASC 810, Consolidations.  The remaining 49% of the joint venture that is not owned by the Company has been presented as a non-controlling interest throughout the consolidated financial statements.
Fiscal Year 2013

On December 13, 2012, the Company acquired Cline Acquisition Corp. ("Cline") for a total cash purchase price of $19.6 million, net of cash acquired and excluding transaction costs. Cline, based in Taylors, South Carolina, is a service business specializing in the manufacturing, repair and refurbishment of drive shafts, clutches and brakes. This acquisition was a product line extension of the Company's existing Process & Motion Control service offerings and expanded its presence in the southeast region of the U.S. As a result of this transaction, the Company acquired $21.8 million of intangible assets consisting of $12.2 million of goodwill (which is not deductible for tax purposes) and $9.6 million of all other intangible assets based on the Company's final purchase price allocation.

During the third quarter of fiscal 2013, the Company completed the acquisition of a remaining minority interest in VAG-Valves India Private Limited and the acquisition of an independently owned VAG Holding GmbH (“VAG”) sales office in the United Kingdom for a cash purchase price of $1.4 million, net of cash acquired and excluding transactions costs.

The Company's fiscal 2013 results of operations include the acquired operations subsequent to the respective acquisition dates included above. The acquisitions of Cline, VAG-Valves India Private Limited and the VAG sales office were not material to the Company’s consolidated financial statements, either individually or in the aggregate.

Fiscal Year 2012

On October 10, 2011, the Company acquired VAG for a total cash purchase price of $238.6 million, net of cash acquired and excluding transaction costs. VAG is a global leader in engineered valve solutions across a broad range of applications, including water distribution, wastewater treatment, dams and hydropower generation, as well as various other industrial applications. This acquisition further expanded the Company's Water Management platform. As a result of this transaction, the Company acquired $138.3 million of intangible assets consisting of $82.6 million of goodwill (which is not deductible for tax purposes) and $55.7 million of all other intangible assets.

On April 2, 2011, the Company acquired Autogard Holdings Limited and affiliates (“Autogard”) for a total cash purchase price of $18.2 million, net of cash acquired. Autogard is a European-based manufacturer of torque limiters and couplings. The acquisition further expanded the Company’s global Process & Motion Control product portfolio. As a result of this transaction, the Company acquired $17.0 million of intangible assets consisting of $9.1 million of goodwill (which is not deductible for tax purposes) and $7.9 million of all other intangible assets.

The Company's fiscal 2012 results of operations include the acquired operations subsequent to the respective acquisition dates included above. The acquisitions of VAG and Autogard were not material to the Company’s consolidated financial statements, either individually or in the aggregate.

On July 19, 2011, the Company sold substantially all of the net assets of a non-material, underperforming product line within the Process & Motion Control segment based in Germany for a total sale price of $4.5 million. The Company recorded a pre-tax loss on divestiture of $6.4 million during fiscal 2012. The Company's financial position and results of operations exclude the divested entity subsequent to July 19, 2011.

4. Discontinued Operations
During fiscal 2013, the Company completed the sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control platform for a total sale price of $2.5 million. The Company recorded a pre-tax loss on disposal of approximately $0.5 million during fiscal 2013. The Company has no continuing involvement in the business subsequent to the sale.
The results of operations of the business for the years ended March 31, 2013 and 2012 are presented on the Statements of Operations as loss from discontinued operations, net of tax.

5. Restructuring and Other Exit Costs
During fiscal 2014, the Company executed various restructuring actions. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on its overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. The Company recorded restructuring charges of $8.7 million during fiscal 2014. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reduction, lease termination, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimateable.
During fiscal 2013 and fiscal 2012, the Company executed various restructuring actions initiated in fiscal 2012 to reduce operating costs and complete the consolidation of certain North American water and waste water treatment facilities. The Company recorded restructuring charges of $8.6 million and $6.8 million during the years ended March 31, 2013 and 2012, respectively.
The following table summarizes the Company's restructuring costs incurred during the years ended March 31, 2014, 2013, and 2012 by classification of operating segment (in millions):

	Year Ended March 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$3.6	$2.0	$0.8	$6.4
Lease termination and other costs	1.6	0.7	—	2.3
Total restructuring and other similar costs	$5.2	$2.7	$0.8	$8.7

	Year Ended March 31, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$5.3	$1.5	$—	$6.8
Lease termination and other costs	1.1	0.7	—	1.8
Total restructuring and other similar costs	$6.4	$2.2	$—	$8.6

	Year Ended March 31, 2012
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.8	$2.6	$0.9	$4.3
Lease termination and other costs	—	2.5	—	2.5
Total restructuring and other similar costs	$0.8	$5.1	$0.9	$6.8

	Restructuring Costs To-date (Period from April 1, 2011 to March 31, 2014)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$9.7	$6.1	$1.7	$17.5
Lease termination and other costs	2.7	3.9	—	6.6
Total restructuring and other similar costs	$12.4	$10.0	$1.7	$24.1

The following table summarizes the activity in the Company's accrual for restructuring costs for the fiscal years ended March 31, 2014 and 2013 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Accrued Restructuring Costs, March 31, 2012	$1.9	$0.6	$2.5
Charges	6.8	1.8	8.6
Cash payments	(5.0)	(2.3)	(7.3)
Accrued Restructuring Costs, March 31, 2013 (1)	3.7	0.1	3.8
Charges	6.4	2.3	8.7
Cash payments	(6.4)	(2.0)	(8.4)
Accrued Restructuring Costs, March 31, 2014 (1)	$3.7	$0.4	$4.1

(1)	Accrued restructuring costs are included in other current liabilities in the consolidated balance sheets.

6. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the U.S., participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. Through its participation the Company provided relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years. In February 2006, U.S. legislation was enacted that ended CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has received periodic recoveries. In connection with this legislation, the Company recorded $2.4 million of income in fiscal 2012.
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during fiscal 2013. The Company did not receive any distributions in fiscal 2014. CDSOA recoveries are included in "Other expense, net" on the consolidated statements of operations for each respective fiscal year. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2014	2013
Finished goods	$227.4	$203.0
Work in progress	72.4	73.5
Raw materials	58.0	43.0
Inventories at First-in, First-Out ("FIFO") cost	357.8	319.5
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	1.9	6.7
	$359.7	$326.2

8. Property, Plant and Equipment
Property, plant and equipment is summarized as follows (in millions):

	March 31,
	2014	2013
Land	$33.8	$33.5
Buildings and improvements	224.3	212.8
Machinery and equipment	411.5	359.8
Hardware and software	62.6	69.1
Construction in-progress	24.6	21.9
	756.8	697.1
Less accumulated depreciation	(315.9)	(286.4)
	$440.9	$410.7

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the years ended March 31, 2014 and 2013 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets	Trade-Names	Customer Relationships	Patents	Non-Compete	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2012	$865.3	$192.3	$—	$125.6	$6.0	$—	$323.9
Acquisitions	12.2	1.9	—	7.7	—	—	9.6
Amortization	—	—	—	(28.2)	(1.1)	—	(29.3)
Currency translation adjustment	(0.4)	(0.3)	—	(0.2)	—	—	(0.5)
Net carrying amount as of March 31, 2013	$877.1	$193.9	$—	$104.9	$4.9	$—	$303.7
Acquisitions	21.9	2.7	2.0	18.3	—	—	23.0
Purchase price allocation adjustments	1.1	—	—	—	—	—	—
Amortization	—	—	(0.1)	(29.3)	(1.2)	—	(30.6)
Currency translation adjustment	3.9	1.0	—	0.5	—	—	1.5
Net carrying amount as of March 31, 2014	$904.0	$197.6	$1.9	$94.4	$3.7	$—	$297.6
Water Management
Net carrying amount as of March 31, 2012	$249.4	$135.0	$—	$177.6	$10.5	$0.1	$323.2
Acquisitions	0.4	—	—	—	—	—	—
Purchase price allocation adjustments	(5.5)	3.9	—	5.8	0.2	—	9.9
Amortization	—	—	—	(20.0)	(1.7)	(0.1)	(21.8)
Currency translation adjustment	(3.0)	(0.8)	—	(0.6)	(0.1)	—	(1.5)
Net carrying amount as of March 31, 2013	$241.3	$138.1	$—	$162.8	$8.9	$—	$309.8
Acquisitions	3.0	1.2	—	0.9	—	—	2.1
Amortization	—	—	—	(18.4)	(1.8)	—	(20.2)
Currency translation adjustment	2.4	1.5	—	1.7	0.1	—	3.3
Net carrying amount as of March 31, 2014	$246.7	$140.8	$—	$147.0	$7.2	$—	$295.0
Consolidated
Net carrying amount as of March 31, 2012	$1,114.7	$327.3	$—	$303.2	$16.5	$0.1	$647.1
Acquisitions	12.6	1.9	—	7.7	—	—	9.6
Purchase price allocation adjustments	(5.5)	3.9	—	5.8	0.2	—	9.9
Amortization	—	—	—	(48.2)	(2.8)	(0.1)	(51.1)
Currency translation adjustment	(3.4)	(1.1)	—	(0.8)	(0.1)	—	(2.0)
Net carrying amount as of March 31, 2013	$1,118.4	$332.0	$—	$267.7	$13.8	$—	$613.5
Acquisitions	24.9	3.9	2.0	19.2	—	—	25.1
Purchase price allocation adjustments	1.1	—	—	—	—	—	—
Amortization	—	—	(0.1)	(47.7)	(3.0)	—	(50.8)
Currency translation adjustment	6.3	2.5	—	2.2	0.1	—	4.8
Net carrying amount as of March 31, 2014	$1,150.7	$338.4	$1.9	$241.4	$10.9	$—	$592.6

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2014 and March 31, 2013 are as follows (in millions):

		March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(27.8)	$10.9
Customer relationships (including distribution network)	12 years	584.3	(342.9)	241.4
Tradenames	7 years	2.0	(0.1)	1.9
Intangible assets not subject to amortization - trademarks and tradenames		338.4	—	338.4
		$963.4	$(370.8)	$592.6

		March 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.6	$(24.8)	$13.8
Customer relationships (including distribution network)	12 years	562.9	(295.2)	267.7
Intangible assets not subject to amortization - trademarks and tradenames		332.0	—	332.0
		$933.5	$(320.0)	$613.5

Intangible asset amortization expense totaled $50.8 million, $51.1 million and $50.9 million for the years ended March 31, 2014, 2013 and 2012, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $52.0 million in fiscal years 2015 and 2016, $32.9 million in fiscal year 2017, $22.4 million in fiscal year 2018, and $22.2 million in fiscal year 2019.
During the third quarter of fiscal 2014, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present. Total cumulative goodwill impairment charges recorded in historical periods were $319.3 million at March 31, 2014 and March 31, 2013, all of which were incurred in fiscal 2009.
10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31,
	2014	2013
Customer advances	$8.1	$19.0
Sales rebates	22.7	16.2
Commissions	7.9	7.5
Restructuring and other similar charges (1)	4.1	3.8
Product warranty (2)	8.6	8.8
Risk management (3)	9.1	9.3
Legal and environmental	4.5	14.8
Deferred income taxes	10.9	11.2
Taxes, other than income taxes	9.5	9.0
Income taxes payable	11.2	7.5
Other	15.6	14.1
	$112.2	$121.2
____________________

(1)	See more information related to the restructuring obligations balance within Note 5.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31,
	2014	2013
8.50% Senior notes due 2018	$—	$1,145.0
Term loans (1)	1,921.9	934.7
8.875% Senior notes due 2016	1.3	2.0
Other (2)	48.8	49.9
Total	1,972.0	2,131.6
Less current maturities	29.0	169.3
Long-term debt	$1,943.0	$1,962.3
____________________

(1)	Includes an unamortized original issue discount of $18.3 million and $3.5 million at March 31, 2014 and March 31, 2013, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million as of March 31, 2014 and 2013.

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

The proceeds from the New Term Loan were $1,930.5 million, net of a $19.5 million original issue discount, and were used to (i) repay in full the $786.2 million aggregate principal amount of existing term loans then-outstanding under the Former Credit Agreement, together with accrued interest thereon, (ii) retire (through a cash tender offer and redemption) all of the 8.50% Notes and (iii) pay related fees and expenses. Upon the redemption, the indenture governing the 8.50% Notes was discharged in accordance with its terms. See "Senior Secured Credit Facility" below for more information regarding the Third Restated Credit Agreement.

The Company accounted for the above transactions in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Upon finalizing the accounting for these transactions, the Company recognized a $129.2 million loss on the debt extinguishment, which was comprised of a bond tender premium paid to holders as a result of the tender offer and redemption, as well as a non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. Additionally, the Company capitalized approximately $10.8 million of third party transaction costs on the New Term Loans, which will be amortized over the life of the New Term Loan as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)		Statement of Operations
	Deferred Financing Costs (1)	Original Issue Discount (2)	Expense (3)	Total
Cash transaction costs:
Third party transaction costs	$10.8	$—	$5.3	$16.1
Bond tender premiums (paid to holders)	—	—	109.9	109.9
Total cash transaction costs	10.8	—	115.2	$126.0
Non-cash write-off of unamortized amounts:
Deferred financing costs	(12.4)	—	12.4
Net original issue discount	—	17.9	1.6
Net financial statement impact	$(1.6)	$17.9	$129.2

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
As of March 31, 2014, the Company's outstanding borrowings under the term loan facility were $1,921.9 million (net of $18.3 million unamortized original issue discount). At March 31, 2014, the borrowings under the Third Restated Credit Agreement had an effective and average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the term loan facility are subject to a leverage-based pricing grid. As of March 31, 2014, interest rates under the Third Restated Credit Agreement for the term loan facility were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of alternative base rate ("ABR") borrowings, 2.00% (subject to a first lien leverage ratio) plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Third Restated Credit Agreement and (3) the LIBO rate in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency borrowings, 3.00% (subject to a first lien leverage ratio) plus a Eurocurrency rate (subject to a 1% LIBOR floor). In the event the Company's first lien leverage ratio is less than 3.25x to 1.0, its applicable margin on both ABR and Eurocurrency term loan borrowings would decrease by twenty-five (25) basis points.
For revolving commitments, the Company's applicable margin above the base rate (as described above) is 3.00% in the case of ABR borrowings and 4.00% in the case of Eurocurrency borrowings, subject to a first lien leverage test. In the event the Company's first lien leverage ratio is less than 1.5x to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.98x to 1.0 as of March 31, 2014.
As of March 31, 2014, in addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.500% per annum.
As of March 31, 2014, the remaining mandatory principal payments prior to maturity on the term loan facilities were $121.8 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at March 31, 2014 or March 31, 2013; however, $29.1 million and $40.1 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2014 and March 31, 2013, respectively.
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
The Third Restated Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness; create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Third Restated Credit

Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of March 31, 2014, the Company was in compliance with all applicable covenants under its senior secured credit facilities, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75x to 1.00.
Partial Prepayment of Old Term Loan
During fiscal 2014, the Company entered into an Incremental Assumption Agreement relating to the Former Credit Agreement, subsequently superseded by the Third Restated Credit Agreement described above, which reduced the then-applicable margin on the term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment on the term loan facility, which was classified within current maturities of debt on the balance sheet at March 31, 2013. The Company also recognized a related pre-tax loss of $4.0 million related to the portion of debt that was considered modified in accordance with ASC 470-50, which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $2.4 million of deferred financing costs and $0.8 million of original issue discount, respectively.
Senior Notes and Former Senior Subordinated Notes
Outstanding Tranche of Notes
During the fiscal 2014, the Company purchased $0.7 million of outstanding principal of its 8.875% senior notes due 2016 (the "8.875% Notes") from an individual holder. At March 31, 2014 and 2013, the Company had outstanding $1.3 million and $2.0 million, respectively, in principal of the 8.875% Notes. The indenture governing the 8.875% Notes does not contain any material restrictive covenants and permits optional redemption of the notes by the Company on terms specified therein.
Former Tranches of Notes
During fiscal 2013, the Company completed a full redemption of all $300.0 million principal amount of its then-outstanding 11.75% senior subordinated notes due 2016 (the "11.75% Notes") for $325.0 million in cash, which included $7.4 million of accrued interest and $17.6 million of early redemption premiums. The Company recognized related pre-tax expense of $21.1 million, which was comprised of a $17.6 million early redemption premiums and a $3.5 million non-cash write-off of unamortized deferred financing costs associated with the 11.75% Notes. Upon the redemption, the indenture governing the 11.75% Notes was discharged in accordance with its terms.
Other Subsidiary Debt
During the fiscal 2013 and fiscal 2012, the Company received $4.3 million and $5.5 million, respectively, in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018, and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net non-operating gain of up to $9.8 million, excluding applicable transaction costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.
At March 31, 2014 and March 31, 2013, the aggregate loans of $37.4 million are recorded in Long-Term Debt on the consolidated balance sheets and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the consolidated balance sheets. The Company incurred $0.7 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.
At March 31, 2014 and March 31, 2013, various wholly-owned subsidiaries had additional debt of $48.8 million and $49.9 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.

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
At March 31, 2014, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of March 31, 2014 and 2013. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of March 31, 2014, Funding was in compliance with all applicable covenants and performance ratios.
Future Debt Maturities
Future maturities of debt as of March 31, 2014 were as follows (in millions):

Years ending March 31:
2015	$29.0
2016	20.0
2017	21.3
2018	19.5
2019	19.5
Thereafter (1)	1,881.0
$1,990.3

(1)	Excludes the unamortized original issue discount of $18.3 million at March 31, 2014 from the term loan facility.

Cash interest paid for the fiscal years ended March 31, 2014, 2013 and 2012 was $151.1 million, $149.4 million, and $171.5 million, respectively.

12. Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company currently selectively uses foreign currency forward exchange contracts and interest rate swap contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815 and as such were marked to market through earnings. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
Interest Rate Swaps
During the fiscal 2014, the Company entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable rate term loans. The forward-starting interest rate swaps convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.50% plus the applicable margin (inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. These interest rate derivatives have been designated as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company's consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax.
The Company's derivatives are measured at fair value in accordance with ASC 820. See Note 13 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following tables indicate the location and the fair value of the Company's derivative instruments within the consolidated balance sheets.
Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	Liability Derivatives
	March 31, 2014	March 31, 2013	Balance Sheet Classification
Interest rate swaps	$2.7	$—	Other liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	Asset Derivatives
	March 31, 2014	March 31, 2013	Balance Sheet Classification
Foreign currency forward contracts	$0.1	$0.3	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$—	$0.1	Other current liabilities

The following tables indicate the location and the amount of losses and gains associated with the Company's derivative instruments, net of tax, within the consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of March 31, 2014, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of loss recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	March 31, 2014	March 31, 2013
Interest rate swaps	$1.7	$—

Derivative instruments designated as cash flow hedging relationships under ASC 815	Location of loss reclassified from accumulated OCI into income	Amount of loss reclassified from accumulated OCI into income
		Year Ended
		March 31, 2014	March 31, 2013	March 31, 2012
Interest rate swaps	Interest expense, net	$—	$—	$(5.8)
	Loss on the extinguishment of debt	—	—	(3.2)
	Total	$—	$—	$(9.0)

		Amount recognized in other expense, net
Derivative instruments not designated as hedging instruments under ASC 815	Location of gain recognized in income on derivatives	Year Ended
		March 31, 2014	March 31, 2013	March 31, 2012
Foreign currency forward contracts	Other income, net	$0.4	$0.5	$0.5

Due to the forward-starting nature of the interest rate swaps, the Company does not expect to reclassify any amount within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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

Foreign Currency Forward Contracts and Interest Rate Swaps
The Company transacts in foreign currency forward contracts and interest rate swaps, which are impacted by ASC 820. The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates. The fair value of interest rate swaps is based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the years ended March 31, 2014 and March 31, 2013. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2014 and March 31, 2013 (in millions):

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$2.7	$—	$2.7
Total liabilities at fair value	$—	$2.7	$—	$2.7

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3

Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$0.1	$—	$0.1

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2014 and March 31, 2013 due to the short-term nature of those instruments. The carrying value of long-term debt recognized within the consolidated balance sheets as of March 31, 2014 and March 31, 2013 was approximately $1,972.0 million and $2,131.6 million, respectively, whereas the fair value of long-term debt as of March 31, 2014 and March 31, 2013 was approximately $1,995.1 million and $2,254.1 million, respectively. The fair value is based on quoted market prices for the same issues.

14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2024. Rent expense under operating leases totaled $17.0 million, $16.0 million and $14.8 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2014 are as follows (in millions):

Years ending March 31:
2015	$15.9
2016	12.5
2017	9.4
2018	7.6
2019	6.4
Thereafter	7.7
$59.5

15. Stock Options
ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
In fiscal 2007, the Board of Directors adopted, and stockholders approved, the 2006 Stock Option Plan (the “2006 Option Plan”). The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to options under the 2006 Option Plan equals 11,239,290 shares. Following the consummation of the Company's initial public offering ("IPO") in April 2012, all outstanding unvested options under the 2006 Option Plan, including that portion of options that was scheduled to vest with respect to fiscal 2012 Company performance, were amended to vest solely based on continued employment with the Company over the 5 year vesting period. No further options are being granted under the 2006 Option Plan.
In fiscal 2012, the Board of Directors adopted, and stockholders approved, the Rexnord Corporation 2012 Performance Incentive Plan (the "2012 Incentive Plan", and together with the 2006 Option Plan, the "Option Plans"), which operates as a successor plan to the 2006 Option Plan. The 2012 Incentive Plan is intended to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards and performance-based cash awards to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders, but broadens the types of awards that had been permitted by the 2006 Option Plan. The options under the 2012 Incentive Plan have a maximum term of ten years after the grant date with 50% of the options vesting three years after the grant date and the remaining 50% vesting five years after the grant date, with the exception of options granted to directors of the Company, which vest ratably over three years.
The 2012 Incentive Plan permits the grant of awards that may deliver up to an aggregate of 8,350,000 shares of common stock further subject to limits on the number of shares that may be delivered pursuant to incentive stock options and on the shares that may be delivered on the awards to any individual in a single year, within the meaning of Section 162(m) of the Internal Revenue Code. The 2012 Incentive Plan is administered by the Compensation Committee.
The fair value of each option granted under the Option Plans was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Expected option term (in years)	7.5	7.5	7.5
Expected volatility factor	35%	34%	34%
Weighted-average risk free interest rate	1.57%	1.71%	1.64%
Expected dividend rate	0.0%	0.0%	0.0%
Options granted under the Option Plans have a term of ten years. Management’s estimate of the option term for options granted under the Option Plans is 7.5 years based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Option Plans during fiscal 2014, 2013 and 2012 was $8.06, $8.22 and $7.46, respectively. The total fair value of options vested during fiscal 2014, 2013 and 2012 was $1.8 million, $2.2 million and $9.0 million, respectively.
During fiscal 2014, 2013 and 2012, the Company recorded $7.0 million, $7.1 million and $3.7 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.5 million for fiscal 2014, $2.5 million for fiscal 2013, and $1.4 million for fiscal 2012). During fiscal 2014, 2013 and 2012, the Company also recorded $5.8 million, $18.1 million and $0.0 million, respectively, of an excess tax benefit related to stock options exercised during the fiscal year. As of March 31, 2014, there was $15.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.
Other information relative to stock options and the changes period over period are as follows:

	Year-Ended March 31, 2014		Year-Ended March 31, 2013		Year-Ended March 31, 2012
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	9,450,197	$9.85	10,874,371	$5.27	10,700,275	$4.74
Granted	978,849	19.82	2,626,157	20.56	431,459	18.74
Exercised (1)	(1,154,011)	5.91	(3,746,740)	3.77	(5,465)	4.80
Canceled/Forfeited	(622,201)	19.91	(303,591)	13.58	(251,898)	5.39
Outstanding at end of period (2)	8,652,834	$10.79	9,450,197	$9.85	10,874,371	$5.27
Exercisable at end of period (3)	5,225,236	$5.46	5,879,052	$5.30	8,949,922	$4.49
______________________

(1)	The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $18.7 million, $56.1 million and $0.1 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding is 5.5 years at March 31, 2014, 6.1 years at March 31, 2013 and 5.7 years at March 31, 2012. The aggregate intrinsic value of options outstanding at March 31, 2014 is $157.4 million.

(3)
The weighted average remaining contractual life of options exercisable is 3.7 years at March 31, 2014, 4.6 years at March 31, 2013 and 5.0 years at March 31, 2012. The aggregate intrinsic value of options exercisable at March 31, 2014 is $122.9 million.

	Shares	Weighted Average Grant Date Fair Value
Non-vested options at March 31, 2013	3,571,145	$6.99
Granted	978,849	8.06
Vested	(505,357)	3.53
Canceled/Forfeited	(617,039)	8.02
Non-vested options at March 31, 2014	3,427,598	$7.62

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
The corridor is 10% of the higher of the pension benefit obligation or the fair value of the plan assets. The Company recognizes the net actuarial gains or losses in excess of 10% of the higher of the pension benefit obligation or the fair value of the plan assets in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Pension Benefits:
Service cost	$1.8	$1.9	$1.9
Interest cost	30.1	31.6	33.6
Expected return on plan assets	(30.5)	(31.9)	(33.1)
Amortization of:
Prior service cost	0.2	0.6	0.3
Curtailment loss	—	0.2	—
Recognition of actuarial losses	2.7	7.2	7.5
Net periodic benefit cost	$4.3	$9.6	$10.2
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.2	1.5	1.8
Amortization:
Prior service credit	(1.9)	(2.0)	(2.0)
Recognition of actuarial (gains) losses	—	(1.7)	1.6
Net periodic benefit cost	$(0.6)	$(2.1)	$1.5

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2014	Year Ended March 31, 2013
Benefit obligation at beginning of period	$(720.6)	$(679.0)	$(33.6)	$(37.0)
Service cost	(1.8)	(1.9)	(0.1)	(0.1)
Interest cost	(30.1)	(31.6)	(1.2)	(1.5)
Actuarial (losses) gains	18.2	(50.5)	0.4	1.8
Plan amendments	0.2	0.4	—	—
Benefits paid	38.5	40.1	4.1	4.2
Plan participant contributions	(0.4)	(0.3)	(0.8)	(1.0)
Acquisitions	—	(1.2)	—	—
Curtailment	—	1.1	—	—
Translation adjustment	(4.0)	2.3	—	—
Benefit obligation at end of period	$(700.0)	$(720.6)	$(31.2)	$(33.6)
Plan assets at the beginning of the period	$577.7	$549.2	$—	$—
Actual return on plan assets	25.6	54.7	—	—
Contributions	12.8	13.3	4.1	4.2
Benefits paid	(38.5)	(40.1)	(4.1)	(4.2)
Acquisitions	—	1.1	—	—
Translation adjustment	0.1	(0.5)	—	—
Plan assets at end of period	$577.7	$577.7	$—	$—
Funded status of plans	$(122.3)	$(142.9)	$(31.2)	$(33.6)
Net amount on Consolidated Balance Sheets consists of:
Current liabilities	$(3.0)	$(2.9)	$(2.8)	$(2.8)
Long-term liabilities	(119.3)	(140.0)	(28.4)	(30.8)
Total net funded status	$(122.3)	$(142.9)	$(31.2)	$(33.6)
As of March 31, 2014, the Company had pension plans with a combined projected benefit obligation of $700.0 million compared to plan assets of $577.7 million, resulting in an under-funded status of $122.3 million compared to an under-funded status of $142.9 million at March 31, 2013. The Company’s funded status has improved year-over-year primarily as a result of the increase interest rates in fiscal 2014. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2014 consist of the following (in millions):

	As of March 31, 2014
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$0.5	$(9.1)	$(8.6)
Unrecognized actuarial loss	54.9	0.4	55.3
Accumulated other comprehensive loss (income), gross	55.4	(8.7)	46.7
Deferred income tax (benefit) provision	(19.7)	2.9	(16.8)
Accumulated other comprehensive loss (income), net	$35.7	$(5.8)	$29.9

	As of March 31, 2013
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$1.0	$(11.1)	$(10.1)
Unrecognized actuarial loss	70.4	0.8	71.2
Accumulated other comprehensive loss (income), gross	71.4	(10.3)	61.1
Deferred income tax (benefit) provision	(25.2)	3.5	(21.7)
Accumulated other comprehensive loss (income), net	$46.2	$(6.8)	$39.4

The amounts in accumulated other comprehensive (loss) income expected to be recognized as components of net periodic benefit cost during the next year are: prior service cost (credit) of $0.2 million and $(2.0) million for pension benefits and other postretirement benefits, respectively.
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2014	March 31, 2013	March 31, 2012	March 31, 2014	March 31, 2013	March 31, 2012
Benefit Obligations:
Discount rate	4.54%	4.25%	4.83%	4.30%	3.80%	4.40%
Rate of compensation increase	3.41%	3.42%	3.40%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	4.25%	4.83%	5.75%	3.80%	4.40%	5.40%
Rate of compensation increase	3.42%	3.40%	3.40%	n/a	n/a	n/a
Expected return on plan assets	5.48%	6.00%	6.58%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.
The following table presents the Company’s target investment allocations for the year ended March 31, 2014 and actual investment allocations at March 31, 2014 and 2013.

	Plan Assets
	2014			2013
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	29%	30%	30%
Debt securities (including cash and cash equivalents)	55 - 80%	68%	67%	67%
Other	0 - 10%	3%	3%	3%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's principal U.S. pension plans.

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
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2014 and 2013, by asset category were as follows (in millions). For information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements. Certain prior year amounts have been reclassified to conform to the fiscal 2014 presentation.

	As of March 31, 2014
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5.8	$3.0	$—	$8.8
Investment funds
Fixed income funds (1)	—	374.4	—	374.4
U.S. equity funds (2)	—	74.4	—	74.4
International equity funds (2)	—	39.8	—	39.8
Balanced funds (2)	—	10.2	—	10.2
Alternative investment funds (3)	—	—	53.6	53.6
Insurance contracts	—	—	16.5	16.5
Total	$5.8	$501.8	$70.1	$577.7

	As of March 31, 2013
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.2	$4.1	$—	$5.3
Investment funds
Fixed income funds (1)	—	380.7	—	380.7
US equity funds (2)	—	77.6	—	77.6
International equity funds (2)	—	39.9	—	39.9
Balanced funds (2)	—	9.9	—	9.9
Alternative investment funds (3)	—	—	52.0	52.0
Insurance contracts	—	—	12.3	12.3
Total	$1.2	$512.2	$64.3	$577.7

(1)
The Company's fixed income mutual and commingled funds primarily include investments in U.S. government securities and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. The mutual and commingled funds are valued using quoted market prices of the underlying investments.

(2)
The Company's equity mutual and commingled funds primarily include investments in U.S. and international common stock. The balanced mutual and commingled funds invest in a combination of fixed income and equity securities. The mutual and commingled funds are valued using quoted market prices of the underlying securities.

(3)
The Company's alternative investments include venture capital and partnership investments. Alternative investments are valued using the net asset value, which reflects the plan's share of the fair value of the investments.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2014 and 2013 (in millions):

	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2012	$54.8	$8.8	$63.6
Actual return on assets:
Related to assets held at reporting date	(0.6)	3.5	2.9
Related to assets sold during the period	1.8	—	1.8
Purchases, sales, issuances and settlements	(4.0)	—	(4.0)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2013	52.0	12.3	64.3
Actual return on assets:
Related to assets held at reporting date	2.4	4.2	6.6
Related to assets sold during the period	0.1	—	0.1
Purchases, sales, issuances and settlements	(0.9)	—	(0.9)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2014	$53.6	$16.5	$70.1
During fiscal 2015, the Company expects to contribute approximately $9.4 million to its defined benefit plans and $2.8 million to its other postretirement benefit plans.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2015	$40.1	$2.8
2016	40.7	2.9
2017	41.4	2.9
2018	42.0	2.9
2019	42.6	2.8
2020-2024	219.3	11.7
Pension Plans That Are Not Fully Funded
At March 31, 2014, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $695.8 million, $687.2 million and $573.5 million, respectively.
At March 31, 2013, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $720.6 million, $710.5 million and $577.7 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 7.5% in fiscal 2014 grading down to 5.0% in fiscal 2019 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	2.4	2.7	2.7	(2.1)	(2.3)	(2.4)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense related to these plans was $0.3 million in each of the years ended March 31, 2014, 2013 and 2012, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $15.6 million, $14.2 million, and $11.0 million for the years ended March 31, 2014, 2013 and 2012, respectively.

17. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable and amounts for tax items deferred to future periods, as well as adjustments relating to the Company's determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss ("NOL") carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a partial valuation allowance against our deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as our foreign tax credit carryforwards.
Income Tax (Benefit) Provision
The components of the (benefit) provision for income taxes are as follows (in millions):

	Year ended March 31,
	2014	2013	2012
Current:
United States	$0.8	$0.1	$1.1
Non-United States	14.2	16.9	16.7
State and local	2.0	1.0	1.6
Total current	17.0	18.0	19.4
Deferred:
United States	(6.0)	10.3	(0.7)
Non-United States	(16.4)	(7.0)	(6.4)
State and local	(2.0)	(1.0)	(2.9)
Total deferred	(24.4)	2.3	(10.0)
(Benefit) provision for income taxes	$(7.4)	$20.3	$9.4

The (benefit) provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2014	2013	2012
Provision for income taxes at U.S. federal statutory income tax rate	$7.8	$26.3	$15.7
State and local income taxes, net of federal benefit	(0.8)	3.0	0.9
Net effects of foreign rate differential	(3.6)	(5.4)	(1.9)
Net effects of foreign related operations	5.5	(4.2)	(4.3)
Net effect to deferred taxes for changes in tax rates	0.6	(0.1)	(1.2)
Unrecognized tax benefits, net of federal benefit	(4.7)	0.2	(0.8)
Change in valuation allowance	(11.5)	—	(0.9)
Capitalized transaction costs	—	0.2	1.3
Other	(0.7)	0.3	0.6
(Benefit) provision for income taxes	$(7.4)	$20.3	$9.4
The (benefit) provision for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year ended March 31,
	2014	2013	2012
United States	$(18.0)	$38.5	$21.3
Non-United States	40.2	36.7	23.6
Income before income taxes	$22.2	$75.2	$44.9
Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2014	March 31, 2013
Deferred tax assets:
Compensation and retirement benefits	$76.5	$82.5
US federal and state tax operating loss carryforwards	63.1	63.9
Foreign tax credit carryforwards	46.8	50.5
Foreign net operating loss carryforwards	17.2	15.6
Other	7.4	20.2
Total deferred tax assets before valuation allowance	211.0	232.7
Valuation allowance	(54.4)	(73.1)
Total deferred tax assets	156.6	159.6
Deferred tax liabilities:
Property, plant and equipment	45.6	46.3
Inventories	31.8	34.6
Intangible assets and goodwill	222.7	236.7
Cancellation of indebtedness	74.5	78.4
Total deferred tax liabilities	374.6	396.0
Net deferred tax liabilities	$218.0	$236.4
These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities.

Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for deferred tax assets relating to certain foreign and state NOL carryforwards, as well as foreign tax credit carryforwards. Significant factors considered by management in this determination included the historical operating results of the Company as well as anticipated reversals of future taxable temporary differences. A valuation allowance was recorded at March 31, 2014 and 2013 for deferred tax assets related to state NOL carryforwards, foreign NOL carryforwards and foreign tax credit carryforwards for which utilization is uncertain. The significant reduction in the valuation allowance presented above was generally due to a change in management's view that the realization of certain foreign NOL and foreign tax credit carryforwards (previously having a valuation allowance recorded) is now deemed more-likely-than-not as well as write-offs of certain deferred tax assets as a result of the carryforward period expiring prior to utilization. The carryforward period for the foreign tax credit is ten years. The carryforward period for the U.S. federal NOL carryforward is twenty years. The carryforward periods for the state NOLs range from five to twenty years. Certain foreign NOL carryforwards are subject to a five-year expiration period, and the carryforward period for the remaining foreign NOLs is indefinite.
As of March 31, 2014, the Company had approximately $114.8 million of federal NOL carryforwards expiring over various years ending through March 31, 2031. No valuation allowance was recorded against the related federal NOL deferred tax asset. In addition, the Company had approximately $566.0 million of state NOL carryforwards at March 31, 2014, expiring over various years ending through March 31, 2034. The Company has a valuation allowance of $19.9 million recorded against the related deferred tax asset. Lastly, at March 31, 2014, the Company had approximately $86.9 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $6.4 million against these NOL carryforwards as well as other related deferred tax assets.
No provision has been made for United States income taxes related to approximately $141.4 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. Due to existing net operating loss and foreign tax credit carryforwards, no income tax liability would generally result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $3.9 million.
Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2014, 2013 and 2012 was $13.6 million, $16.7 million and $17.5 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for unrecognized tax benefits as of March 31, 2014 and March 31, 2013 was $23.6 million and $27.5 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2014 and March 31, 2013 (in millions):

	Year Ended March 31,
	2014	2013
Balance at beginning of period	$24.0	$29.6
Additions based on tax positions related to the current year	2.5	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(0.8)	(5.0)
Reductions due to lapse of applicable statute of limitations	(4.7)	(0.8)
Cumulative translation adjustment	(0.1)	0.2
Balance at end of period	$20.9	$24.0
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014 and March 31, 2013, the total amount of unrecognized tax benefits includes $9.9 million and $10.5 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax (benefit) expense during the fiscal years ended March 31, 2014, 2013 and 2012 was $(0.6) million, $0.9 million, and $0.8 million, respectively.
During the second quarter of fiscal 2013, the Company completed an examination of its German corporate income and trade tax returns relating to VAG's German operations for the tax periods ended December 31, 2006 through December 31, 2010. The majority of the settlement amount noted in the table above was a result of the completion of this examination. The Company paid approximately $0.4 million upon the conclusion of this examination; however, this amount was subsequently reimbursed by the prior owners in accordance with an existing tax indemnity agreement. In addition, as the Company was still within the one-year window from the acquisition date of VAG, the additional decrease in unrecognized net income tax benefits resulting from this settlement was treated as a reduction to goodwill versus a reduction to income tax expense.

The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. During the first quarter ended June 29, 2013, the Company completed an examination of its Italian corporate income tax returns for the years ended March 31, 2008 through March 31, 2011. Similarly, during the second quarter ended September 28, 2013, the Company completed an examination of certain German subsidiaries' corporate income and trade tax returns for the tax years ended March 31, 2006 through March 31, 2010. The Company paid approximately $0.7 million and $0.4 million upon the conclusion of the Italian and German examinations, respectively. However, these amounts did not have a negative financial statement impact to the Company as the amounts were either previously reserved as an unrecognized tax benefit or appropriately accounted for as a deferred tax item. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2011, state and local income tax examinations for years ending prior to fiscal 2010 or significant foreign income tax examinations for years ending prior to fiscal 2009. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009 and 2010 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.
18. Related Party Transactions
Management Services Fee
From 2006 to 2012, the Company had a management services agreement with an affiliate of Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to our business. Under the terms of the agreement, the Company incurred $3.0 million of costs in the year ended March 31, 2012, plus out-of-pocket expenses. Upon the consummation of the Company's IPO in fiscal 2012, the Company and Apollo and its affiliates terminated the management consulting agreement, and in connection with the termination Apollo and its affiliates have received $15.0 million (plus $0.7 million of unreimbursed expenses) from the Company. Such payment was negotiated as a reduced amount in lieu of the one-time termination fee of $20.1 million that Apollo otherwise would be entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement). No other costs or fees were incurred under the agreement in fiscal 2014 and 2013.
Consulting Services
From 2006 to 2012, the Company had a management consulting agreement (the “Cypress Agreement”) with Mr. George Sherman, the Chairman of the Board, and two entities then-controlled by Mr. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC (collectively, “Cypress”). The Cypress Agreement provided that Mr. Sherman had a right to serve as our Non-Executive Chairman of the Board. The Cypress Agreement was terminated as of November 2012 as a consequence of the IPO and Cypress Industrial Holdings, LLC's then-pending dissolution. During fiscal 2014, 2013 and 2012, Mr. Sherman did not receive consulting fees under the Cypress Agreement; he did, however, receive fees in fiscal 2014, 2013 and 2012 for serving on Rexnord's board of directors, including $250,000 annually for serving as Chairman of the Board.
During the year ended March 31, 2012, the Company paid fees of approximately $0.2 million for consulting services provided by Next Level Partners, L.L.C. (“NLP”), an entity that is controlled by certain of the Company's minority stockholders. NLP provided consulting services to the Company related primarily to lean manufacturing processes, consolidation and integration of operations, strategic planning and recruitment of managers and executives. During fiscal 2014 and 2013, no fees were paid to NLP.
Stockholders' Agreements
In connection with Apollo's acquisition of the Company in 2006, the Company entered into two separate stockholders' agreements one with Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC (together with Rexnord Acquisition Holdings I, LLC, the “Apollo Holders”) and certain other of our stockholders, and the other with the Apollo Holders, George M. Sherman and Cypress (collectively, the “Stockholders' Agreements”). All terms of the Stockholders' Agreements terminated upon the consummation of the Company's IPO with the exception of the registration rights provisions described below.

Under the terms of the Stockholders' Agreements, the Company has agreed to register shares of its common stock owned by affiliates of the Apollo Holders and by Mr. Sherman, as well as bear related expenses of offerings by them, under the following circumstances:

•
Demand Registration Rights. At any time upon the written request from the Apollo Holders, the Company will use its best efforts to register as soon as possible, but in any event within 90 days, the Company's restricted shares specified in such request for resale under the Securities Act, subject to customary cutbacks. The Apollo Holders have the right to make two such written requests in any 12-month period. The Company may defer a demand registration by up to 90 days if its board of directors determines it would be materially adverse to it to file a registration statement.

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

•
Registrations on Form S-3. The Apollo Holders may request in writing an unlimited number of demand registrations on Form S-3 of its restricted shares. At any time upon the written request from the Apollo Holders, prompt written notice of the proposed registration shall be given to each stockholder. Within 15 days of delivery of such notice, the stockholders may elect to include in such registration statement any restricted shares such person holds, subject to customary cutbacks. Twice in fiscal 2014, the Apollo Holders made a request for demand registration on Form S-3 with respect to its shares; consequently, the Company filed two shelf registration statements on Form S-3 related to the offer and sale of the shares of Company securities, including the common stock held by the Apollo Holders and by Mr. Sherman (and affiliates).

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

Pursuant to the Stockholders’ Agreements, the Company was required to pay all of the offering expenses (other than underwriters’ discounts and commissions on the shares of common stock sold by the Apollo Holders or Mr. Sherman and affiliate entities) related to the two registration statements filed in fiscal 2014.  The offering expenses (excluding such underwriters’ discounts and commissions) paid by the Company on behalf of the selling stockholders were $1.0 million and $0.4 million for the offerings completed in the first quarter and fourth quarter of fiscal 2014, respectively.
Nominating Agreement
On April 3, 2012, the Company entered into an agreement with Apollo pursuant to which Apollo has the right, at any time until Apollo no longer beneficially owns at least 33 1/3% of the Company's outstanding common stock, to designate three directors to the Company's board of directors. In addition, under the Company's bylaws, until such time as Apollo no longer beneficially owns at least 33 1/3% of the Company's outstanding common stock, certain important matters require the approval of a majority of the directors designated by Apollo voting on such matters.
Debt Transactions and Purchases of Debt Securities
From time to time, Apollo and the Company's directors and executive officers have purchased debt securities from, or financed borrowings involving, the Company, or otherwise purchased the Company's debt securities. The following paragraphs describe any such transactions that occurred during fiscal 2014, 2013 and 2012.
During fiscal 2014 and 2013, no debt securities were purchased by Apollo or the Company's directors and executive officers. During fiscal 2012, Mr. Sherman, the Company's Chairman and a director, purchased approximately $0.1 million of the Company's then-outstanding senior notes due 2018, which he subsequently sold to a third party on the open market in fiscal 2014.
In fiscal 2013, the Company redeemed $300.0 million in aggregate principal amount of its then-outstanding 11.75% Notes, and paid early redemption premiums of $17.6 million and $7.4 million of accrued interest. Certain of the Company's affiliates, including Messrs. Sherman, Adams and Jeyarajah were holders of the 11.75% Notes at the redemption date and, therefore, received payments of principal, as well as accrued interest and prepayment premiums, in respect of such indebtedness upon the redemption in the following amounts: $2.6 million, $0.3 million and $0.3 million, respectively.

Other
Apollo Global Securities, LLC, which was one of the underwriters in each of the two fiscal 2014 securities offerings, is an affiliate of Apollo.  Apollo Global Securities, LLC received (on a pro rata basis) discounts and commissions of approximately $0.1 million related to the sale of securities by Rexnord as part of the February 2014 offering.  The underwriters’ discounts and commissions related to the shares sold by Apollo or Mr. Sherman and affiliated entities in the two fiscal 2014 offerings were paid by them and not by the Company.

Apollo Global Securities, LLC served as a joint lead arranger and joint bookrunner in the refinancing of our credit facilities in August 2013, and in connection with that transaction, received a structuring/arrangement fee from the Company of $0.6 million.

One of the underwriters in the Company's IPO (Apollo Global Securities, LLC) is an affiliate of Apollo, and an affiliate of another underwriter in the IPO (Morgan Joseph TriArtisan LLC) is owned by an affiliate of Apollo. In fiscal 2013, those underwriters received customary discounts and commissions out of the Company's IPO proceeds in pro rata proportion to the other underwriters as follows: Apollo Global Securities LLC received $1.4 million and Morgan Joseph TriArtisan LLC received $0.3 million.

19. Commitments and Contingencies
The Company's subsidiaries are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. The Company establishes accruals in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2014, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 26,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2014, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $36.0 million of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $36.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next ten years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2014, is approximately $251.2 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $175.2 million of aggregate liabilities.
As of March 31, 2014, the Company had a recorded receivable from its insurance carriers of $36.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $251.2 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $251.2 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC ("Zurn Industries") were named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claimed damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement received final court approval in February 2013, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses totaling $8.5 million, which were paid in the first quarter of fiscal 2014.
Historically, the Company's insurance carrier had funded the Company's defense in the above referenced proceedings. The Company, however, reached a settlement agreement with its insurer, whereby the insurer paid the Company a lump sum in exchange for a release of future exposure related to this liability.
The Company has recorded an accrual related to this brass fittings liability, which takes into account, in pertinent part, the insurance carrier contribution, as well as exposure from the claims fund, opt-outs and the waiver of future insurance coverage.
In January 2010, Sloan Valve Company (“Sloan”) filed a complaint against the Company’s subsidiary, Zurn Industries, for patent infringement in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Zurn Industries’ manual dual flush valve infringes Sloan’s patent for its “Flush Valve Handle Assembly Providing Dual Mode Operation” and seeks an unspecified amount of damages, including a request for treble damages and attorneys’ fees related to Sloan’s allegation of willful infringement. Trial for this matter is currently scheduled for September 2014. While the

Company intends to continue vigorously defending itself in this action, it may be subject to liability beyond the accruals that have been recorded to date.

20. Common stock public offerings
Fiscal 2014 Common Stock Offering
On February 5, 2014, the Company closed a public offering of shares of its common stock. As part of that offering, the Company sold 3,000,000 shares of common stock, at a public offering price of $25.75 per share for aggregate offering proceeds of $73.8 million, net of underwriting discounts and commissions and other direct costs of the offering.
Fiscal 2013 Initial Public Offering
On April 3, 2012, the Company closed the IPO of its common stock. In connection with the IPO, the Company registered its common stock with the SEC and subsequently offered and sold 27,236,842 shares of common stock, at a public offering price of $18.00 per share for aggregate offering proceeds of $458.3 million, net of $28.2 million of underwriting discounts and commissions and other direct costs of the offering.

21. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears, couplings, industrial bearings, aerospace bearings and seals, FlatTop™ chain, engineered chain and conveying equipment. This segment serves a diverse group of end markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade specification drainage products, flush valves and faucet products, backflow prevention pressure release valves and PEX piping used in non-residential construction end-markets and engineered valves and gates for the water and wastewater treatment market. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Net sales
Process & Motion Control	$1,285.9	$1,266.1	$1,310.7
Water Management	796.1	739.0	633.5
Consolidated	$2,082.0	$2,005.1	$1,944.2
Income (loss) from operations
Process & Motion Control	$244.9	$232.2	$233.8
Water Management	72.2	67.9	51.2
Corporate	(37.5)	(44.7)	(39.7)
Consolidated	$279.6	$255.4	$245.3
Non-operating expense:
Interest expense, net	$(109.1)	$(153.3)	$(176.2)
Loss on the extinguishment of debt	(133.2)	(24.0)	(10.7)
Loss on divestiture	—	—	(6.4)
Other expense, net	(15.1)	(2.9)	(7.1)
Income from continuing operations before income taxes	22.2	75.2	44.9
(Benefit) provision for income taxes	(7.4)	20.3	9.4
Net income from continuing operations	$29.6	$54.9	$35.5
Loss from discontinued operations, net of tax	—	(4.8)	(5.6)
Net income	29.6	50.1	29.9
Non-controlling interest loss	(0.6)	—	—
Net income attributable to Rexnord	$30.2	$50.1	$29.9
Restructuring and other similar costs (included in income from operations)
Process & Motion Control	$5.2	$6.4	$0.8
Water Management	2.7	2.2	5.1
Corporate	0.8	—	0.9
Consolidated	$8.7	$8.6	$6.8
Depreciation and Amortization
Process & Motion Control	$71.3	$71.3	$80.2
Water Management	37.2	41.1	33.8
Consolidated	$108.5	$112.4	$114.0
Capital Expenditures
Process & Motion Control	$39.4	$39.6	$41.5
Water Management	12.8	20.5	17.0
Consolidated	$52.2	$60.1	$58.5

	March 31, 2014	March 31, 2013	March 31, 2012
Total Assets
Process & Motion Control	$2,251.7	$2,426.2	$2,203.8
Water Management	1,039.0	1,012.5	1,044.2
Corporate	92.8	35.1	42.9
Consolidated	$3,383.5	$3,473.8	$3,290.9

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012	March 31, 2014	March 31, 2013	March 31, 2012
United States	$1,376.4	$1,335.0	$1,326.4	$293.3	$266.3	$267.3
Europe	409.1	379.5	339.2	98.6	93.1	103.0
Rest of World	296.5	290.6	278.6	49.0	51.3	48.9
	$2,082.0	$2,005.1	$1,944.2	$440.9	$410.7	$419.2
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.

22. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$508.7	$514.5	$489.1	$569.7	$2,082.0
Gross profit	181.9	191.8	181.2	208.7	763.6
Net income (loss) from continuing operations	13.6	(52.5)	28.6	39.9	29.6
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	13.6	(52.5)	28.6	39.9	29.6
Non-controlling interest loss	(0.2)	(0.2)	(0.1)	(0.1)	(0.6)
Net income (loss) attributable to Rexnord	13.8	(52.3)	28.7	40.0	30.2
Net income (loss) per share from continuing operations:
Basic	$0.14	$(0.54)	$0.29	$0.40	$0.30
Diluted	$0.14	$(0.54)	$0.28	$0.39	$0.29
Net income (loss) per share attributable to Rexnord:
Basic	$0.14	$(0.54)	$0.29	$0.40	$0.31
Diluted	$0.14	$(0.54)	$0.28	$0.39	$0.30

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$493.6	$499.5	$471.7	$540.3	$2,005.1
Gross profit	178.7	186.6	167.9	198.2	731.4
Net (loss) income from continuing operations	(0.7)	20.3	11.4	23.9	54.9
Loss from discontinued operations, net of tax	(1.5)	(1.1)	(2.2)	—	(4.8)
Net (loss) income	(2.2)	19.2	9.2	23.9	50.1
Net (loss) income attributable to Rexnord	(2.2)	19.2	9.2	23.9	50.1
Net (loss) income per share from continuing operations:
Basic	$—	$0.21	$0.12	$0.25	$0.57
Diluted	$—	$0.20	$0.11	$0.24	$0.55
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.01)	$(0.02)	$—	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.02)	$—	$(0.05)
Net (loss) income per share attributable to Rexnord:
Basic	$(0.02)	$0.20	$0.10	$0.25	$0.52
Diluted	$(0.02)	$0.19	$0.09	$0.24	$0.50

23. Subsequent Events
Green Turtle Acquisition
On April 15, 2014, the Company acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million, excluding transaction costs and net of cash acquired. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadens the product portfolio of the Company's existing Water Management platform. The Company's fiscal 2015 financial position and results from operations will include Green Turtle subsequent to April 15, 2014. This acquisition is not expected to have a material impact on the Company's consolidated financial statements.
Mill Products Strategic Review
On May 15, 2014, the Company's Board of Directors approved a plan to assess the potential exit of a non-core product-line that manufactures ring gears and pinions (“Mill Products”) utilized in mining sector crushing machinery applications.  The exit plan includes the exploration of various strategic alternatives which could include the possible sale of the entire business or the sale of individual net assets.  The exploration of strategic alternatives is expected to be completed by the end of fiscal 2015. Given the preliminary stage of this analysis, the range of potential outcomes from the resulting exit of this business are not yet determinable.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

* * * * *
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2015 annual meeting, to be held on or about July 31, 2014 (the "Fiscal 2015 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.rexnord.com. To obtain a copy, free of charge, please submit a written request to Investor Relations, 4701 West Greenfield Avenue, Milwaukee, Wisconsin 53214. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnord.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Directors' Compensation" in the Fiscal 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Fiscal 2015 Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	8,652,834	$10.79	4,744,994
Equity compensation plans not approved by security holders	None	None	None
Total	8,652,834	$10.79	4,744,994

(1)
All options or shares in these columns relate to options granted under the Company's 2006 Stock Option Plan, which was approved by stockholders in 2006, or the Company's 2012 Performance Incentive Plan, which was approved by stockholders in 2012. No further options are being granted under the 2006 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2015 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Part II, Item 8 hereof are for the years ended March 31, 2014, 2013 and 2012 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2014, 2013 and 2012 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2012:
Valuation allowance for trade and notes receivable	$5.0	$1.1	$1.8	$0.1	$(1.8)	$6.2
Valuation allowance for excess and obsolete inventory	29.3	2.6	3.5	(0.5)	(4.0)	30.9
Valuation allowance for income taxes	111.2	6.5	—	—	(27.4)	90.3
Fiscal Year 2013:
Valuation allowance for trade and notes receivable	$6.2	$1.3	$1.4	$(0.7)	$(0.5)	$7.7
Valuation allowance for excess and obsolete inventory	30.9	4.9	3.3	(4.2)	(4.4)	30.5
Valuation allowance for income taxes	90.3	3.9	—	—	(21.1)	73.1
Fiscal Year 2014:
Valuation allowance for trade and notes receivable	$7.7	$1.0	$0.2	$(0.1)	$(2.4)	$6.4
Valuation allowance for excess and obsolete inventory	30.5	3.8	4.1	0.2	(4.8)	33.8
Valuation allowance for income taxes	73.1	3.9	—	—	(22.6)	54.4
 (1) Uncollectible amounts, dispositions charged against the accrual and utilization of net operating losses.
All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.
See Exhibit Index included after the signature page to this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012 (“4/3/12 8-K”)

3.2	Amended and Restated By-Laws as amended through April 3, 2012	Exhibit 3.2 to the 4/3/12 8-K

4.1	Nominating Agreement, dated April 3, 2012, by and among the Company and Apollo Management VI, L.P.	Exhibit 10.1 to the 4/3/12 8-K

10.1(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006 (the “7/27/06 8-K/A”)

10.1(c)	Form of George M. Sherman Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.11 to the 7/27/06 8-K/A

10.1(d)	Form of Non-Employee Director (Apollo Director) Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.8 to the Form 10-K filed by RBS Global Inc./Rexnord LLC for the fiscal year ended March 31, 2007

10.2	Amended and Restated Non-Qualified Stock Option Agreement, dated April 16, 2010, between the Company and Praveen Jeyarajah, amending and restating the option agreement dated as of October 29, 2009*	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on April 22, 2010

10.3	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	Exhibit 10.1 to the Form 10-Q for the quarter ended October 2, 2010 filed by RBS Global, Inc./Rexnord LLC

10.4(a)	The Company's 2012 Performance Incentive Plan (the “2012 Incentive Plan”)*	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504 (the “2012 S-1”)

10.4(b)	Form of Option Agreement under the 2012 Incentive Plan*	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.5	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2012 (“9/29/12 10-Q”)

10.6	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Mark W. Peterson*	Exhibit 10.2 to the 9/29/12 10-Q

10.7	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Praveen R. Jeyarajah*	Exhibit 10.3 to the 9/29/12 10-Q

10.8	Schedule of Compensation for independent directors, effective for fiscal 2013*	Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2012 (“2012 10-K”)

10.9	Form of Indemnification Agreement	Exhibit 10.31 to the 2012 S-1

10.10(a)
Third Amended and Restated First Lien Credit Agreement dated as of August 21, 2013, as adopted pursuant, and filed as Exhibit B, to the Incremental Assumption Agreement dated as of August 21, 2013 relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain subsidiaries of Rexnord LLC, the lenders party thereto and Credit Suisse AG, as administrative agent
Exhibit 10.1 to the Company’s Form 8-K dated August 21, 2013

10.10(b)
Second Amended and Restated Credit Agreement, dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party hereto from time to time and Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse, Cayman Islands Branch), as administrative agent for the lenders (superseded)
Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on March 16, 2012 (the “3/16/12 8-K”)

10.10(c)
Incremental Assumption Agreement, dated as of April 18, 2012, relating to the Second Amended and Restated Credit Agreement, dated as of March 15, 2012 among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent (superseded)
Exhibit 10.1 to the Company's Form 8-K dated April 17, 2012 (the “4/17/12 8-K”)

10.10(d)
Incremental Assumption Agreement dated as of October 4, 2012, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent (superseded)
Exhibit 10.1 to the Company's Form 8-K dated October 4, 2012

10.10(e)
Incremental Assumption Agreement dated as of April 24, 2013, relating to the Second Amended and Restated Credit Agreement dated as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, the lenders party thereto from time to time and Credit Suisse AG, as administrative agent (superseded)
Exhibit 10.1 to the Company's Form 8-K dated April 24, 2013

10.11
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 to the 3/16/12 8-K

10.12(a)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on October 1, 2007

10.12(b)
First Amendment, dated as of November 30, 2007, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent
Exhibit 10.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011 (the “5/23/11 8-K”)

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

10.13
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation
Exhibit 10.1 to the 5/23/11 8-K

10.14
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

10.16
Underwriting Agreement, dated as of June 20, 2013, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the several underwriters named in Schedule A thereto
Exhibit 1.1 to the Company's Form 8-K dated June 20, 2013

10.17
Underwriting Agreement, dated as of January 30, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and each of the shareholders of the Company named in Schedule A-2 thereto as the selling stockholders, and Goldman, Sachs & Co., Robert W. Baird & Co. Incorporated and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule A-1 thereto
Exhibit 1.1 to the Company's Form 8-K dated January 30, 2014

10.18(a)
Indenture, dated as of April 28, 2010, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association (“Wells Fargo”), as Trustee (no longer in effect)
Exhibit 4.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on April 28, 2010

10.18(b)
First Supplemental Indenture, dated as of April 9, 2011, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, American Autogard LLC, the Guarantors listed therein and Wells Fargo (no longer in effect)
Exhibit 4.11 to the 2012 S-1

10.18(c)
Second Supplemental Indenture, dated as of April 17, 2012, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, the Company, the other guarantors named therein and Wells Fargo (no longer in effect)
Exhibit 4.1 to the 4/17/12 8-K

10.18(d)
Third Supplemental Indenture, dated as of November 9, 2012, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, VAG Valves USA Inc., the other guarantors named therein and Wells Fargo (no longer in effect)
Exhibit 4.2(d) to the Company's Form 10-K for the fiscal year ended March 31, 2013 (the “2013 10-K”)

10.18(e)
Fourth Supplemental Indenture, dated as of January 31, 2013, with respect to the 8-1/2% Senior Notes due 2018, by and among RBS Global, Inc., Rexnord LLC, Cline Acquisition Corp., the other guarantors named therein and Wells Fargo (no longer in effect)
Exhibit 4.2(e) to the 2013 10-K

10.18(f)	Form of Unrestricted Global Note evidencing the 8-1/2% Senior Notes due 2018 (no longer in effect)	Exhibit 4.6(e) to the Registration Statement on Form S-4 (SEC File No. 333-167904) filed by RBS Global, Inc./Rexnord LLC on June 30, 2010

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 21, 2014
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. Adams, Mark W. Peterson and Patricia M. Whaley, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	President, Chief Executive Officer	May 21, 2014
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 21, 2014
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ George M. Sherman	Director	May 21, 2014
George M. Sherman

/s/ Mark S. Bartlett	Director	May 21, 2014
Mark S. Bartlett

/s/ Laurence M. Berg	Director	May 21, 2014
Laurence M. Berg

/s/ Thomas D. Christopoul	Director	May 21, 2014
Thomas D. Christopoul

/s/ Peter P. Copses	Director	May 21, 2014
Peter P. Copses

/s/ Damian J. Giangiacomo	Director	May 21, 2014
Damian J. Giangiacomo

/s/ John M. Stropki	Director	May 21, 2014
John M. Stropki

/s/ John S. Stroup	Director	May 21, 2014
John S. Stroup