Form 10-Q
period 2014-06-30
Rexnord Corp
filed 2014-08-06
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Rexnord Corporation Common Stock, $0.01 par value per share	101,351,586 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form
10-K for the year ended March 31, 2014 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2015, or fiscal 2015, means the period from April 1, 2014 to March 31, 2015 and the first quarters of fiscal 2015 and 2014 mean the fiscal quarters ended June 30, 2014 and June 29, 2013, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$311.3	$339.0
Receivables, net	339.3	368.3
Inventories, net	380.6	359.7
Other current assets	52.2	53.8
Total current assets	1,083.4	1,120.8
Property, plant and equipment, net	435.0	440.9
Intangible assets, net	589.5	592.6
Goodwill	1,168.6	1,150.7
Insurance for asbestos claims	36.0	36.0
Other assets	41.9	42.5
Total assets	$3,354.4	$3,383.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$33.4	$29.0
Trade payables	198.6	241.1
Compensation and benefits	52.1	61.4
Current portion of pension and postretirement benefit obligations	5.1	5.8
Other current liabilities	106.2	112.2
Total current liabilities	395.4	449.5

Long-term debt	1,938.9	1,943.0
Pension and postretirement benefit obligations	145.7	147.7
Deferred income taxes	219.7	207.1
Liability for asbestos claims	36.0	36.0
Other liabilities	46.7	38.1
Total liabilities	2,782.4	2,821.4

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 102,214,378 at June 30, 2014 and 102,055,058 at March 31, 2014	1.0	1.0
Additional paid-in capital	876.3	872.7
Retained deficit	(269.2)	(281.3)
Accumulated other comprehensive loss	(29.5)	(23.8)
Treasury stock at cost; 900,904 shares at June 30, 2014 and March 31, 2014	(6.3)	(6.3)
Total Rexnord stockholders' equity	572.3	562.3
Non-controlling interest	(0.3)	(0.2)
Total stockholders' equity	572.0	562.1
Total liabilities and stockholders' equity	$3,354.4	$3,383.5
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	First Quarter Ended
	June 30, 2014	June 29, 2013
Net sales	$509.8	$508.7
Cost of sales	330.5	326.8
Gross profit	179.3	181.9
Selling, general and administrative expenses	104.8	106.6
Restructuring and other similar charges	3.4	1.8
Amortization of intangible assets	13.5	12.5
Income from operations	57.6	61.0
Non-operating expense:
Interest expense, net	(22.5)	(35.0)
Loss on the extinguishment of debt	—	(4.0)
Other expense, net	(1.3)	(6.2)
Income from operations before income taxes	33.8	15.8
Provision for income taxes	21.8	2.2
Net income	$12.0	$13.6
Non-controlling interest loss	(0.1)	(0.2)
Net income attributable to Rexnord	$12.1	$13.8

Net income per share:
Basic	$0.12	$0.14
Diluted	$0.11	$0.14
Net income per share attributable to Rexnord:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14
Weighted-average number of shares outstanding (in thousands)
Basic	101,235	97,237
Effect of dilutive stock options	3,294	3,192
Diluted	104,529	100,429

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	First Quarter Ended
	June 30, 2014	June 29, 2013
Net income attributable to Rexnord	$12.1	$13.8
Other comprehensive loss:
Foreign currency translation adjustments	(1.7)	(2.5)
Unrealized loss on interest rate derivatives, net of tax	(3.7)	—
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	(0.3)
Other comprehensive loss, net of tax	(5.7)	(2.8)
Non-controlling interest loss	(0.1)	(0.2)
Total comprehensive income	$6.3	$10.8
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2014	June 29, 2013
Operating activities
Net income	$12.0	$13.6
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	15.1	15.0
Amortization of intangible assets	13.5	12.5
Amortization of deferred financing costs	0.4	1.0
Loss on dispositions of property, plant and equipment	—	0.4
Deferred income taxes	14.4	0.8
Other non-cash (credits) charges	(0.1)	1.4
Loss on debt extinguishment	—	4.0
Stock-based compensation expense	1.6	1.5
Changes in operating assets and liabilities:
Receivables	19.8	(2.8)
Inventories	(19.3)	(12.8)
Other assets	1.5	(2.7)
Accounts payable	(43.2)	(5.8)
Accruals and other	(9.3)	(53.4)
Cash provided by (used for) operating activities	6.4	(27.3)

Investing activities
Expenditures for property, plant and equipment	(8.7)	(7.8)
Acquisitions, net of cash	(27.7)	(4.4)
Cash used for investing activities	(36.4)	(12.2)

Financing activities
Repayments of long-term debt	(4.9)	(1.9)
Proceeds from borrowings of short-term debt	4.6	5.3
Repayments of short-term debt	(0.1)	(150.6)
Payment of deferred financing fees	—	(1.1)
Proceeds from exercise of stock options	0.4	0.3
Third party investment in non-controlling interest	—	0.4
Excess tax benefit on exercise of stock options	1.6	0.5
Cash provided by (used for) financing activities	1.6	(147.1)
Effect of exchange rate changes on cash and cash equivalents	0.7	(2.6)
Decrease in cash and cash equivalents	(27.7)	(189.2)
Cash and cash equivalents at beginning of period	339.0	524.1
Cash and cash equivalents at end of period	$311.3	$334.9

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements included herein have been prepared by Rexnord Corporation (“Rexnord” or the "Company"), in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's fiscal 2014 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the method of adoption and the potential impact adoption will have on our consolidated financial statements.

In March 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for the Company in the first quarter of fiscal 2016. As this guidance is a prospective change, adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Immaterial Out-of-Period Adjustment

During the first quarter of fiscal 2015, the Company recorded an out-of-period adjustment related to its customer rebate incentive accrual. This adjustment decreased net income for the first quarter of fiscal 2015 by $5.3 million (after considering applicable tax effects) and had no impact on reported cash flow from operations. Management performed an evaluation and concluded the effect of the adjustment was immaterial to previously issued financial statements and is not expected to be material for the fiscal year ended March 31, 2015.

2. Acquisitions
Fiscal Year 2015 Acquisition

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

The Company's results of operations include the acquired operations subsequent to April 15, 2014. The acquisition of Green Turtle was not material to the Company’s condensed consolidated financial statements. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisition during the first quarter ended June 30, 2014 have not been presented because they are not significant to the Company's condensed consolidated statements of operations and financial position.

The Green Turtle acquisition was accounted for as a business combination and recorded by allocating the purchase price of the acquisition to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The initial purchase price allocation resulted in non-tax deductible goodwill of $20.3 million, other intangible assets of $10.4 million and other net liabilities of $3.0 million. The purchase price allocation is preliminary and subject to final working capital and other valuation adjustments that will be completed within the one year period following the acquisition date.

Fiscal Year 2014 Acquisitions

On December 16, 2013, the Company acquired Precision Gear Holdings, LLC (“PGH”) for a total cash purchase price of $77.1 million, net of cash acquired and excluding transaction costs. PGH has two operating subsidiaries, Merit Gear LLC (“Merit Gear”), located in Antigo, Wisconsin, and Precision Gear LLC (“Precision Gear”), located in Twinsburg, Ohio. Merit Gear is a build-to-print manufacturer of high-quality gearing and specialized gearboxes primarily for the North American oil and gas market, along with other diversified industrial markets. Precision Gear is a leading manufacturer of highly specialized gears primarily serving the aerospace market, along with various other industrial markets. This acquisition was complementary to the Company's existing Process & Motion Control platform.

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

On April 26, 2013, the Company acquired Klamflex Pipe Couplings Ltd. ("Klamflex") for a total cash purchase price of $4.5 million, net of cash acquired and excluding transaction costs. Klamflex, based in South Africa, is a manufacturer of pipe couplings, flange adapters, dismantling joints and repair clamps. This acquisition broadened the product portfolio of the Company's existing Water Management platform and expanded the Company's presence globally.

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates included above. The acquisitions of PGH, LWG, Micro Precision and Klamflex were not material to the Company’s condensed consolidated financial statements, either individually or in the aggregate. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during fiscal year ended March 31, 2014 have not been presented because they are not significant to the Company's condensed consolidated statements of operations and financial position, either individually or in the aggregate.

The fiscal year 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The aggregate purchase price allocation resulted in goodwill of $24.9 million ($22.8 million of tax deductible goodwill), other intangible assets of $25.1 million, property, plant and equipment of $36.7 million and other net assets of $25.3 million. The purchase price allocation is preliminary and subject to valuation adjustments that will be completed within the one year period following each acquisition date.

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

3. Restructuring and Other Similar Costs
During the first quarter ended June 30, 2014, the Company continued to execute various restructuring actions. These initiatives were implemented to reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of assets, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, impairment of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring costs during the three months ended June 30, 2014 and June 29, 2013 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended June 30, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.5	$0.7	$—	$2.2
Lease termination and other costs	0.4	0.8	—	1.2
Total restructuring and other similar costs	$1.9	$1.5	$—	$3.4

	Restructuring Costs Three Months Ended June 29, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.4	$0.7	$0.4	$1.5
Lease termination and other costs	0.2	0.1	—	0.3
Total restructuring and other similar costs	$0.6	$0.8	$0.4	$1.8

The following table summarizes the activity in the Company's restructuring accrual for the three months ended June 30, 2014 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring accrual, March 31, 2014	$3.7	$0.4	$4.1
Charges	2.2	1.2	3.4
Cash payments	(2.7)	(0.3)	(3.0)
Non-cash charges	—	(0.8)	(0.8)
Restructuring accrual, June 30, 2014 (1)	$3.2	$0.5	$3.7

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
4. Income Taxes
The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
The income tax provision was $21.8 million in the first quarter of fiscal 2015 compared to an income tax provision of $2.2 million in the first quarter of fiscal 2014. The effective income tax rate for the first quarter of fiscal 2015 was 64.5% versus 13.9% in the first quarter of fiscal 2014. The effective income tax rate for the first quarter of fiscal 2015 was significantly higher than the U.S. federal statutory rate of 35% mainly due to certain one-time costs of $10.1 million associated with a change to the U.S. income tax entity classification of a foreign subsidiary. Excluding the one-time costs the effective tax rate would have been 34.6% in the first quarter of fiscal 2015. The effective income tax rate for the first quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% mainly due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
At June 30, 2014, the Company had a $25.5 million liability for unrecognized net income tax benefits. At March 31, 2014, the Company's total liability for unrecognized net income tax benefits was $23.6 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2014 and March 31, 2014, the total amount of gross, unrecognized income tax benefits included $10.2 million and $9.9 million of accrued interest and penalties, respectively. The Company recognized $0.2 million of net interest and penalties as income tax benefit during the three months ended June 30, 2014. The Company recognized $0.5 million of net interest and penalties as income tax expense during the three months ended June 29, 2013.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company has recently been notified by the Internal Revenue Service that it intends to conduct an income tax examination for the tax year ended March 31, 2013. Field work is anticipated to begin during the third or fourth quarter of the current fiscal year. During the first quarter ended June 29, 2013, the Company completed an examination of its Italian corporate income tax returns for the tax years ended March 31, 2008 through March 31, 2011. Similarly, during the second quarter ended September 28, 2013, the Company completed an examination of certain German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2006 through March 31, 2010. The Company paid approximately $0.7 million and $0.4 million upon the conclusion of the Italian and German examinations, respectively. However, these amounts did not have a negative financial statement impact to the Company as the amounts were either previously reserved as an unrecognized tax benefit or appropriately accounted for as a deferred tax item. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2011, state and local income tax examinations for years ending prior to fiscal 2010 or significant foreign income tax examinations for years ending prior to fiscal 2009. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009 and 2010 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

5. Earnings per Share
Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the three months ended June 30, 2014 excludes 86,909 options to purchase shares due to their anti-dilutive effect. The computation for diluted net earnings per share for the three months ended June 29, 2013 excludes options to purchase 3,612,487 shares due to their anti-dilutive effect.
6. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ Equity
Balance at March 31, 2014	$—	$1.0	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
Total comprehensive income (loss)	—	—	—	12.1	(5.7)	—	(0.1)	6.3
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Exercise of stock options, net of shares surrendered	—	—	0.4	—	—	—	—	0.4
Tax benefit on stock option exercises	—	—	1.6	—	—	—	—	1.6
Balance at June 30, 2014	$—	$1.0	$876.3	$(269.2)	$(29.5)	$(6.3)	$(0.3)	$572.0
____________________
(1) Represents a 49% non-controlling interest in a Water Management joint venture. See Note 2 Acquisitions for additional information.

7. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2014 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2014	$(1.7)	$7.8	$(29.9)	$(23.8)
Other comprehensive income before reclassifications	(3.7)	(1.7)	—	(5.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.3)	(0.3)
Net current period other comprehensive loss	(3.7)	(1.7)	(0.3)	(5.7)
Balance at June 30, 2014	$(5.4)	$6.1	$(30.2)	$(29.5)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended June 30, 2014 and June 29, 2013 (in millions):

	First Quarter Ended
	June 30, 2014	June 29, 2013	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.5)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.2
Total net of tax	$(0.3)	$(0.3)

8. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2014	March 31, 2014
Finished goods	$239.2	$227.4
Work in progress	76.7	72.4
Raw materials	63.0	58.0
Inventories at First-in, First-Out ("FIFO") cost	378.9	357.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	1.7	1.9
	$380.6	$359.7
9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the three months ended June 30, 2014 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2014	$904.0	$197.6	$1.9	$94.4	$3.7	$297.6
Acquisitions	—	—	—	—	—	—
Amortization	—	—	(0.1)	(7.6)	(0.3)	(8.0)
Currency translation adjustment and other	(2.0)	0.3	—	0.1	—	0.4
Net carrying amount as of June 30, 2014	$902.0	$197.9	$1.8	$86.9	$3.4	$290.0
Water Management
Net carrying amount as of March 31, 2014	$246.7	$140.8	$—	$147.0	$7.2	$295.0
Acquisitions	20.3	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.1)	(4.8)	(0.6)	(5.5)
Currency translation adjustment and other	(0.4)	(0.2)	—	(0.2)	—	(0.4)
Net carrying amount as of June 30, 2014	$266.6	$140.6	$1.5	$149.3	$8.1	$299.5
Consolidated
Net carrying amount as of March 31, 2014	$1,150.7	$338.4	$1.9	$241.4	$10.9	$592.6
Acquisitions	20.3	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.2)	(12.4)	(0.9)	(13.5)
Currency translation adjustment and other	(2.4)	0.1	—	(0.1)	—	—
Net carrying amount as of June 30, 2014	$1,168.6	$338.5	$3.3	$236.2	$11.5	$589.5

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2014 and March 31, 2014 are as follows (in millions):

		June 30, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.2	$(28.7)	$11.5
Customer relationships (including distribution network)	13 years	591.5	(355.3)	236.2
Tradenames	7 years	3.6	(0.3)	3.3
Intangible assets not subject to amortization - tradenames		338.5	—	338.5
		$973.8	$(384.3)	$589.5

		March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(27.8)	$10.9
Customer relationships (including distribution network)	12 years	584.3	(342.9)	241.4
Tradenames	7 years	2.0	(0.1)	1.9
Intangible assets not subject to amortization - tradenames		338.4	—	338.4
		$963.4	$(370.8)	$592.6
Intangible asset amortization expense totaled $13.5 million for the three months ended June 30, 2014. Intangible asset amortization expense totaled $12.5 million for the three months ended June 29, 2013.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $53.4 million in fiscal year 2015 (inclusive of $13.5 million of amortization expense recognized in the three months ended June 30, 2014), $53.4 million in fiscal year 2016, $34.3 million in fiscal year 2017, $23.3 million in fiscal year 2018, and $22.4 million in fiscal year 2019.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2014	March 31, 2014
Customer advances	$8.3	$8.1
Sales rebates	15.9	22.7
Commissions	7.7	7.9
Restructuring and other similar charges (1)	3.7	4.1
Product warranty (2)	7.6	8.6
Risk management (3)	9.5	9.1
Legal and environmental	2.9	4.5
Deferred income taxes	15.6	10.9
Taxes, other than income taxes	7.9	9.5
Income taxes payable	11.8	11.2
Other	15.3	15.6
	$106.2	$112.2
____________________

(1)	See more information related to the restructuring obligations within Note 3.

(2)	See more information related to the product warranty obligations within Note 14.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2014	March 31, 2014
Term loan (1)	$1,917.8	$1,921.9
New Market Tax Credit (2)	37.4	37.4
8.875% senior notes due 2016	1.3	1.3
Other (3)	15.8	11.4
Total	1,972.3	1,972.0
Less current maturities	33.4	29.0
Long-term debt	$1,938.9	$1,943.0
____________________

(1)	Includes an unamortized original issue discount of $17.6 million and $18.3 million at June 30, 2014 and March 31, 2014, respectively.

(2)
In connection with the New Market Tax Credit incentive program, the Company also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other Assets on the condensed consolidated balance sheets as of June 30, 2014 and March 31, 2014.

(3)	Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries and capital lease obligations.

Senior Secured Credit Facility
On August 21, 2013, the Company entered into a Third Amended and Restated First Lien Credit Agreement (the "Credit Agreement"). The senior secured credit facilities under the Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $2,215.0 million, consisting of (i) a $1,950.0 million term loan facility with a maturity date of August 21, 2020 (the "Term Loan"); and (ii) a $265.0 million revolving credit facility with a maturity date of March 15, 2017; under the revolving credit facility, the Company has borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans.
At June 30, 2014, borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the Term Loan are subject to a leverage-based pricing grid. In the event the Company's first lien leverage ratio is less than 3.25 to 1.0, its applicable margin on the Term Loan borrowings would decrease twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.86 to 1.0 as of June 30, 2014.
As of June 30, 2014, the remaining mandatory principal payments prior to maturity on the Term Loan were $117.0 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020.
No amounts were borrowed under the revolving credit facility at June 30, 2014 or March 31, 2014; however, $29.9 million and $29.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at June 30, 2014 and March 31, 2014, respectively.
As of June 30, 2014, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.0.
Partial Prepayment of Old Term Loan
In the first quarter of fiscal 2014, the Company entered into an Incremental Assumption Agreement relating to its then-existing credit agreement, which reduced the then-applicable margin on the term loan facility by seventy-five (75) basis points. In connection with the Incremental Assumption Agreement, the Company made a $150.0 million prepayment on the term loan facility. The Company also recognized a related pre-tax loss of $4.0 million related to the portion of debt that was considered modified in the accordance with ASC 470-50, Debt Modifications and Extinguishments, which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $2.4 million of deferred financing costs and $0.8 million of original issue discount, respectively.

Accounts Receivable Securitization Program
In fiscal 2012, the Company entered into a five-year Amended and Restated Receivables Funding and Administration Agreement (the “RFAA”) by and among Rexnord Funding LLC (“Funding,” a wholly-owned bankruptcy-remote special purpose subsidiary), the financial institutions from time to time party thereto, and General Electric Capital Corporation, as a lender, a swing line lender and administrative agent. The RFAA is the principal operative agreement under which certain subsidiaries continuously sell substantially all of their domestic trade accounts receivable to Funding for cash and subordinated notes (the “Program”).
At June 30, 2014, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of June 30, 2014. As of June 30, 2014, Funding was in compliance with all applicable covenants and performance ratios contained in the RFAA.

See Note 11 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K for further information regarding long-term debt.
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
Interest Rate Swaps
During fiscal 2014, the Company entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. The interest rate derivatives have been designated as effective cash flow hedges in accordance with ASC 815. The fair values of these interest rate derivatives are recorded on the Company's condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the condensed consolidated balance sheets related to the Company's interest rate swaps within the tables below.
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
Fair value of derivatives designated as hedging instruments under ASC 815:

	June 30, 2014	March 31, 2014	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$8.7	$2.7	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815:

	June 30, 2014	March 31, 2014	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$—	$0.1	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$0.4	$—	Other current liabilities
The following table indicates the location and the amount of gains or losses associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of June 30, 2014, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of loss recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	June 30, 2014	March 31, 2014
Interest rate swaps	$3.7	$1.7

		Amount recognized in other expense, net
Derivative instruments not designated as hedging instruments under ASC 815	Condensed Consolidated Statements of Operations Classification	First Quarter Ended
		June 30, 2014	June 29, 2013
Foreign currency forward contracts	Other expense, net	$(0.4)	$0.3

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

If applicable, the Company uses quoted market prices in active markets to determine fair value, and therefore classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters. These measurements are classified within Level 3 if they use significant unobservable inputs.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the three months ended June 30, 2014 and March 31, 2014. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of June 30, 2014 and March 31, 2014 (in millions):

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$0.4	$—	$0.4
Interest rate swaps	—	8.7	—	8.7
Total liabilities at fair value	$—	$9.1	$—	$9.1

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$2.7	$—	$2.7
Total liabilities at fair value	$—	$2.7	$—	$2.7
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2014 and March 31, 2014 due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2014 and March 31, 2014 was approximately $1,989.8 million and $1,995.1 million, respectively. The fair value is based on quoted market prices for the same issues.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Three Months Ended
	June 30, 2014	June 29, 2013
Balance at beginning of period	$8.6	$8.8
Charged to operations	—	1.1
Claims settled	(1.0)	(0.9)
Balance at end of period	$7.6	$9.0
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 30, 2014, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 26,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of June 30, 2014, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years to be approximately $36.0 million, of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $36.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next 10 years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2014, is approximately $250.5 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $174.5 million of aggregate liabilities.
As of June 30, 2014, the Company had a recorded receivable from its insurance carriers of $36.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $250.5 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $250.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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
In 2010, Sloan Valve Company (“Sloan”) filed a complaint against the Company’s subsidiary, Zurn Industries, for patent infringement in the United States District Court for the Northern District of Illinois. The complaint alleged, among other things, that Zurn Industries’ manual dual flush valve infringed Sloan’s patent for its “Flush Valve Handle Assembly Providing Dual Mode Operation” and sought an unspecified amount of damages, including a request for treble damages and attorneys’ fees related to Sloan’s allegation of willful infringement. In June 2014, the court entered a consent judgment, consistent with the settlement agreement between Zurn Industries and Sloan, which included, among other things, a dismissal of all claims and counterclaims between the parties. The resolution of this case did not have a material adverse impact on the Company's condensed consolidated results of operations.

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	June 30, 2014	June 29, 2013
Pension Benefits:
Service cost	$0.4	$0.5
Interest cost	7.7	7.3
Expected return on plan assets	(7.7)	(7.7)
Amortization of:
Prior service cost	—	0.1
Net periodic benefit cost	$0.4	$0.2
Other Postretirement Benefits:
Service cost	$—	$—
Interest cost	0.3	0.3
Amortization:
Prior service credit	(0.5)	(0.5)
Net periodic benefit credit	$(0.2)	$(0.2)

During the first three months of fiscal 2015 and 2014, the Company made contributions of $1.5 million and $1.4 million, respectively, to its U.S. qualified pension plan trusts.
In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above a specified threshold are immediately recognized in the Company's operating results during the fourth quarter.  This adjustment is measured annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any off-cycle re-measurement event. As a result, a mark-to-market adjustment may be recorded in the fourth quarter of fiscal 2015 in accordance with the Company's pension accounting policy. See Note 16 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K for further information regarding retirement benefits.

16. Stock Options
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. The Company recognizes the compensation cost for options granted over the requisite service period, generally as the awards vest. The fair value of each option is determined on the date of grant using the Black-Scholes valuation model. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
For the first quarter ended June 30, 2014, the Company recorded $1.6 million of stock-based compensation expense. For the first quarter ended June 29, 2013, the Company recorded $1.5 million of stock-based compensation expense. As of June 30, 2014, there was $12.9 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 3.2 years.

The following table presents the Company's stock option activity during the first three months of fiscal 2015 and 2014, respectively:

	Period from April 1, 2014 through June 30, 2014		Period from April 1, 2013 through June 29, 2013
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	8,652,834	$10.79	9,450,197	$9.85
Granted	—	—	881,940	19.00
Exercised	(206,155)	7.19	(116,172)	5.24
Canceled/Forfeited	(104,148)	20.00	(204,406)	21.36
Outstanding at end of period (1)	8,342,531	$10.76	10,011,559	$10.47
Exercisable at end of period (2)	5,039,432	$5.45	5,783,533	$5.34
______________________

(1)	The weighted average remaining contractual life of options outstanding at June 30, 2014 is 5.2 years.

(2)	The weighted average remaining contractual life of options exercisable at June 30, 2014 is 3.4 years.

17. Related Party Transactions
Under the Stockholders Agreements with affiliates of Apollo Management and George Sherman, in certain circumstances the Company is obligated to register with the Securities and Exchange Commission shares owned by those stockholders and bear related expenses of offerings by them. In the first quarter of fiscal 2015 and 2014, the Company effected such registrations and paid offering expenses (excluding underwriting discounts and commissions, which were paid be the selling stockholders) on behalf of Apollo affiliates; such costs were $0.2 million and $0.9 million, respectively.

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

Business Segment Information:
(in Millions)

	First Quarter Ended
	June 30, 2014	June 29, 2013
Product information
Process & Motion Control:
Original Equipment Manufacturers/ End-Users	$166.3	$168.8
Aftermarket	138.3	145.8
Total Process & Motion Control	304.6	314.6
Water Management
Water Safety, Quality, Flow Control and Conservation	131.8	117.4
Water Infrastructure	73.4	76.7
Total Water Management	205.2	194.1
Consolidated	$509.8	$508.7
Income (loss) from operations
Process & Motion Control	$48.3	$51.3
Water Management	18.5	18.7
Corporate	(9.2)	(9.0)
Consolidated	$57.6	$61.0
Non-operating expense:
Interest expense, net	$(22.5)	$(35.0)
Loss on the extinguishment of debt	—	(4.0)
Other expense, net	(1.3)	(6.2)
Income from operations before income taxes	33.8	15.8
Provision for income taxes	21.8	2.2
Net income	12.0	13.6
Non-controlling interest loss	(0.1)	(0.2)
Net income attributable to Rexnord	$12.1	$13.8
Depreciation and Amortization
Process & Motion Control	$19.0	$18.3
Water Management	9.6	9.2
Consolidated	$28.6	$27.5
Capital Expenditures
Process & Motion Control	$7.7	$6.0
Water Management	1.0	1.8
Consolidated	$8.7	$7.8

	June 30, 2014	March 31, 2014
Total Assets
Process & Motion Control	$2,276.8	$2,251.7
Water Management	1,063.7	1,039.0
Corporate	13.9	92.8
Consolidated	$3,354.4	$3,383.5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2014 and during the period from April 1, 2014 through June 30, 2014, there has been no material change to this information.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for the first quarter of fiscal 2017 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the method of adoption and the potential impact adoption will have on our consolidated financial statements.

In March 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for the first quarter of fiscal 2016. As this guidance is a prospective change, adoption of this standard is not expected to have a material impact on our results of operations, financial position or cash flows.

Acquisition of Green Turtle
On April 15, 2014, we acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million, excluding transaction costs and net of cash acquired. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadens the product portfolio of the Company's existing Water Management platform. This acquisition was not material to our financial statements for the first quarter ended June 30, 2014.

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

Review of Strategic Alternatives for Mill Products
During the first quarter of fiscal 2015, we announced that our Board of Directors approved a plan to assess the strategic alternatives for a non-core product-line that manufactures ring gears and pinions (“Mill Products”) utilized in mining sector crushing machinery applications.  The alternatives could include the possible sale of the entire business or the sale of individual net assets. The exploration of strategic alternatives is expected to be completed by the end of fiscal 2015. Given the preliminary stage of this analysis, the range of potential outcomes are not yet determinable. Therefore, for further clarity, certain discussions below exclude the following current year financial statement impact of Mill Products.

	First Quarter Ended
	June 30, 2014	June 29, 2013
Net sales	$6.2	$14.7
Cost of sales	5.1	10.8
Gross profit	1.1	3.9
Selling, general and administrative expenses	0.4	0.6
Income from operations before income taxes	0.7	3.3
Provision for income taxes	0.3	1.2
Net income	$0.4	$2.1

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2014 through June 30, 2014 as the “first quarter of fiscal 2015” or the “first quarter ended June 30, 2014.” Similarly, we refer to the period from April 1, 2013 through June 29, 2013 as the “first quarter of fiscal 2014” or the “first quarter ended June 29, 2013.”

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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7 “MD&A” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

First Quarter Ended June 30, 2014 Compared with the First Quarter Ended June 29, 2013:
Net sales
(Dollars in Millions)

	Quarter Ended
	June 30, 2014	June 29, 2013	Change	% Change
Process & Motion Control	$304.6	$314.6	$(10.0)	(3.2)%
Water Management	205.2	194.1	11.1	5.7%
Consolidated	$509.8	$508.7	$1.1	0.2%
Process & Motion Control
Process & Motion Control net sales decreased 3% to $304.6 million in the first quarter of fiscal 2015. Excluding the $8.5 million year-over-year decline related to Mill Products, Process & Motion Control net sales decreased 1% as a 3% increase in net sales from acquisitions was offset by a 4% decline in core net sales due to the expected decline in sales to our bulk material handling end-markets driven by the lower backlog going into fiscal 2015.
Water Management
Water Management net sales increased 6% from the prior year to $205.2 million in the first quarter of fiscal 2015. Water Management core net sales, which excludes a 2% favorable impact from acquisitions, increased 4% as a result of market share gains and strengthening market dynamics in the majority of our end-markets.

 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	June 30, 2014	June 29, 2013	Change	% Change
Process & Motion Control	$48.3	$51.3	$(3.0)	(5.8)%
% of net sales	15.9%	16.3%	(0.4)%
Water Management	18.5	18.7	(0.2)	(1.1)%
% of net sales	9.0%	9.6%	(0.6)%
Corporate	(9.2)	(9.0)	(0.2)	(2.2)%
Consolidated	$57.6	$61.0	$(3.4)	(5.6)%
% of net sales	11.3%	12.0%	(0.7)%
Process & Motion Control
Process & Motion Control income from operations for the first quarter of fiscal 2015 was $48.3 million or 15.9% of net sales. Income from operations as a percentage of net sales decreased 40 basis points in the first quarter of fiscal 2015 as the current year was adversely impacted by the decline in Mill Products sales, incremental restructuring charges and inventory fair value adjustments related to the acquisition of PGH in fiscal 2014 (an aggregate 140 basis point impact year-over-year). Excluding these items, income from operations as a percent of net sales increased 100 basis points as a result of core operational improvements.
Water Management
Water Management income from operations was $18.5 million for the first quarter of fiscal 2015, or 9.0% of net sales. Income from operations as a percent of net sales decreased 60 basis points year-over-year as a result of incremental restructuring charges, inventory fair value adjustments related to the acquisition of Green Turtle and less favorable sales mix in our water infrastructure shipments. Income from operations as a percentage of net sales increased 310 basis points sequentially, which reflects increased productivity gains, cost reduction, and efficiencies delivered by the Rexnord Business System.
Corporate
Corporate expenses were $9.2 million and $9.0 million in the first quarter of fiscal 2015 and 2014, respectively.

Interest expense, net
Interest expense, net was $22.5 million in the first quarter of fiscal 2015 compared to $35.0 million in the first quarter of fiscal 2014. The year-over-year decrease in interest expense was primarily the result of the full retirement of our 8.50% senior notes due 2018 during the second quarter of fiscal 2014. As a result of this transaction, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points.
Loss on extinguishment of debt
In the first quarter of fiscal 2014, we completed a re-pricing of the applicable margin on our then-outstanding term loan facilities and recognized a related pre-tax loss of $4.0 million. We had no charges in the first quarter of fiscal 2015.

Other expense, net
Other expense, net for the first quarter of fiscal 2015, consists of foreign currency transaction losses of $0.5 million and other miscellaneous expenses of $0.8 million. Other expense, net for the first quarter of fiscal 2014, consists of foreign currency transaction losses of $2.8 million, a $0.4 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $3.0 million.
Provision for income taxes
The income tax provision was $21.8 million in the first quarter of fiscal 2015 compared to an income tax provision of $2.2 million in the first quarter of fiscal 2014. The effective income tax rate for the first quarter of fiscal 2015 was 64.5% versus 13.9% in the first quarter of fiscal 2014. The effective income tax rate for the first quarter of fiscal 2015 was significantly higher than the U.S. federal statutory rate of 35% mainly due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary. The effective income tax rate for the first quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% mainly due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
Net income
Our net income for the first quarter of fiscal 2015 was $12.0 million, compared to $13.6 million in the first quarter of fiscal 2014, as a result of the factors described above. Diluted income per share was $0.11 in the first quarter of fiscal 2015, as compared to $0.14 in the first quarter of fiscal 2014.

Non-GAAP Financial Measures
Core sales
Core sales excludes the impact of acquisitions, divestitures (including our non-core product line, Mill Products) and foreign currency translation. Management believes that core sales facilitates easier comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
EBITDA
EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also presented and compared by analysts and investors in evaluating our ability to meet debt service obligations. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the first quarter of fiscal 2015 of $92.8 million and net income for the same period of $12.0 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (3.86 to 1.0 at June 30, 2014). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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

The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2014 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 29, 2013	Year ended March 31, 2014	Three months ended June 30, 2014	Twelve months ended June 30, 2014
Net income	$13.6	$29.6	$12.0	$28.0
Interest expense, net	35.0	109.1	22.5	96.6
Income tax provision (benefit)	2.2	(7.4)	21.8	12.2
Depreciation and amortization	27.5	108.5	28.6	109.6
EBITDA	$78.3	$239.8	$84.9	$246.4
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	—	2.7	—	2.7
Restructuring and other similar charges (1)	1.8	8.7	3.4	10.3
Loss on extinguishment of debt (2)	4.0	133.2	—	129.2
Stock-based compensation expense	1.5	7.0	1.6	7.1
LIFO expense (3)	1.0	4.8	0.2	4.0
Impact of inventory fair value adjustment	—	1.7	1.4	3.1
Other expense, net (4)	6.2	15.1	1.3	10.2
Subtotal of adjustments to EBITDA	$14.5	$173.2	$7.9	$166.6
Adjusted EBITDA	$92.8	$413.0	$92.8	$413.0
Pro forma adjustment for acquisitions (5)				$9.0
Pro forma Adjusted EBITDA				$422.0
Senior secured bank indebtedness (6)				$1,629.1
Net first lien leverage ratio (7)				3.86x
__________________________________

(1)
Represents restructuring costs comprised of work force reduction, lease termination, and other facility rationalization costs. See Item 1, Note 3 Restructuring and Other Similar Costs for more information.

(2)
The loss on extinguishment of debt is the result of the re-pricing of our then-outstanding term loans, the refinancing of our first lien term loan, and the cash tender offer and redemption of the 8.50% Notes during fiscal 2014. See Item 1, Note 11 Long-Term Debt for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)	Other expense, net for the periods indicated, consists of:

(in millions)	Three months ended June 29, 2013	Year ended March 31, 2014	Three months ended June 30, 2014	Twelve months ended June 30, 2014
Loss on sale of property, plant and equipment	$0.4	$2.3	$—	$1.9
Loss on foreign currency transactions	2.8	3.9	0.5	1.6
Other expense	3.0	8.9	0.8	6.7
Total	$6.2	$15.1	$1.3	$10.2

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Green Turtle, PGH, L.W. Gemmell ("LWG"), and Micro Precision Gear Technology Ltd. ("Micro Precision") as permitted by our credit agreement. The pro forma adjustment includes the period from June 30, 2013 through date of each acquisition. See Item 1, Note 2 Acquisitions for more information.

(6)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $288.7 million (as defined by the credit agreement) at June 30, 2014. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

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
As of June 30, 2014, we had $311.3 million of cash and cash equivalents and $335.1 million of additional borrowing capacity ($235.1 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of June 30, 2014, the available borrowings under our credit facility have been reduced by $29.9 million due to outstanding letters of credit. As of March 31, 2014, we had $339.0 million of cash and cash equivalents and approximately $335.9 million of additional borrowing capacity ($235.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities in the first three months of fiscal 2015 was $6.4 million compared to a use of $27.3 million in the first three months of fiscal 2014. The increase in operating cash is primarily driven by a decrease in cash interest as a result of the August 2013 refinancing and lower year-over-year cash disbursements related to the February 2013 Zurn brass fitting legal settlement (see Item 1, Note 14 Commitments and Contingencies for additional information). The above increases in operating cash flow were partially offset by an increase in working capital (accounts receivable, inventory and accounts payable) as a result of timing.
Cash used for investing activities was $36.4 million in the first three months of fiscal 2015 compared to a use of $12.2 million in the first three months of fiscal 2014. We invested $8.7 million in capital expenditures in the first three months of fiscal 2015 compared to $7.8 million in the first three months of fiscal 2014. The use of cash in the first three months of fiscal 2015 also included $27.7 million for the acquisition of Green Turtle (net of cash acquired), as compared to the use of $4.4 million for the acquisition of Klamflex Pipe Couplings Ltd. in the first three months of fiscal 2014. See Item 1, Note 2 Acquisitions for additional information.
Cash provided by financing activities was $1.6 million in the first three months of fiscal 2015 compared to a use of $147.1 million in the first three months of fiscal 2014. The cash provided by financing activities in the first three months of fiscal 2015 consisted of a $4.9 million principal payment on our term loans offset by $4.5 million of other net borrowings. The first three months of fiscal 2015 also includes $1.6 million related to the excess tax benefit on stock option exercises. The cash used by financing activities in the first three months of fiscal 2014 consisted of a $150.0 million prepayment of our then-outstanding term loans associated with the re-pricing of our then-outstanding term loan facility on April 24, 2013, which also included $1.1 million of financing fees paid to lenders. The above items were offset mainly by other net borrowings of debt of $2.8 million (including $2.0 million payment on our term loans).
Indebtedness
As of June 30, 2014 we had $1,972.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2014	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,917.8	$19.5	$1,898.3
New Market Tax Credit (2)	37.4	—	37.4
8.875% senior notes due 2016	1.3	—	1.3
Other (3)	15.8	13.9	1.9
Total	$1,972.3	$33.4	$1,938.9
(1) Includes an unamortized original issue discount of $17.6 million at June 30, 2014.
(2)     In connection with the New Market Tax Credit incentive program, we also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other Assets on the condensed consolidated balance sheets.
(3) Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries and capital lease obligations.

See Item I, Note 11 Long-Term Debt for a description of our outstanding indebtedness.

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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Approximately 33% of our sales originated outside of the United States in the first quarter of fiscal 2015. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of June 30, 2014, stockholders' equity decreased by $1.7 million from March 31, 2014 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of June 30, 2014, the result would have decreased stockholders' equity by approximately $45.5 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At June 30, 2014, the Company had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.0 million increase in the fair value of foreign exchange forward contacts as of June 30, 2014.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 30, 2014, our outstanding borrowings under the term loan facility were $1,917.8 million (net of $17.6 million unamortized original issue discount) and were bearing an effective average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus 3.00%. During fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 97% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the June 30, 2014 market interest rate would increase interest expense under the senior secured credit facilities by approximately $2.9 million on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2014, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
See the information under the heading "Commitments and Contingencies" in Note 14 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	August 6, 2014	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Underwriting Agreement, dated as of May 28, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Robert W. Baird & Co. Incorporated and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K dated May 28, 2014 (and filed June 3, 2014)).

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