Form 10-Q
period 2014-09-30
Rexnord Corp
filed 2014-11-06
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Rexnord Corporation Common Stock, $0.01 par value per share	101,692,832 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2015, or fiscal 2015, means the period from April 1, 2014 to March 31, 2015 and the second quarters of fiscal 2015 and 2014 mean the fiscal quarters ended September 30, 2014 and September 28, 2013, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$361.3	$339.0
Receivables, net	343.8	368.3
Inventories, net	373.6	359.7
Other current assets	51.4	53.8
Total current assets	1,130.1	1,120.8
Property, plant and equipment, net	424.9	440.9
Intangible assets, net	569.9	592.6
Goodwill	1,164.7	1,150.7
Insurance for asbestos claims	36.0	36.0
Other assets	41.4	42.5
Total assets	$3,367.0	$3,383.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$29.5	$29.0
Trade payables	192.4	241.1
Compensation and benefits	50.4	61.4
Current portion of pension and postretirement benefit obligations	5.7	5.8
Other current liabilities	117.1	112.2
Total current liabilities	395.1	449.5

Long-term debt	1,934.6	1,943.0
Pension and postretirement benefit obligations	137.7	147.7
Deferred income taxes	228.6	207.1
Liability for asbestos claims	36.0	36.0
Other liabilities	42.3	38.1
Total liabilities	2,774.3	2,821.4

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 102,566,236 at September 30, 2014 and 102,055,058 at March 31, 2014	1.0	1.0
Additional paid-in capital	881.1	872.7
Retained deficit	(232.0)	(281.3)
Accumulated other comprehensive loss	(50.7)	(23.8)
Treasury stock at cost; 900,904 shares at September 30, 2014 and March 31, 2014	(6.3)	(6.3)
Total Rexnord stockholders' equity	593.1	562.3
Non-controlling interest	(0.4)	(0.2)
Total stockholders' equity	592.7	562.1
Total liabilities and stockholders' equity	$3,367.0	$3,383.5
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net sales	$537.9	$514.5	$1,047.7	$1,023.2
Cost of sales	341.6	322.7	672.1	649.5
Gross profit	196.3	191.8	375.6	373.7
Selling, general and administrative expenses	103.6	105.4	208.4	212.0
Restructuring and other similar charges	1.4	1.2	4.8	3.0
Amortization of intangible assets	13.7	12.6	27.2	25.1
Income from operations	77.6	72.6	135.2	133.6
Non-operating expense:
Interest expense, net	(22.0)	(29.2)	(44.5)	(64.2)
Loss on the extinguishment of debt	—	(129.2)	—	(133.2)
Other (expense) income, net	(2.3)	0.1	(3.6)	(6.1)
Income (loss) from operations before income taxes	53.3	(85.7)	87.1	(69.9)
Provision (benefit) for income taxes	16.2	(33.2)	38.0	(31.0)
Net income (loss)	$37.1	$(52.5)	$49.1	$(38.9)
Non-controlling interest loss	(0.1)	(0.2)	(0.2)	(0.4)
Net income (loss) attributable to Rexnord	$37.2	$(52.3)	$49.3	$(38.5)

Net income (loss) per share:
Basic	$0.37	$(0.54)	$0.48	$(0.40)
Diluted	$0.35	$(0.54)	$0.47	$(0.40)
Net income (loss) per share attributable to Rexnord:
Basic	$0.37	$(0.54)	$0.49	$(0.40)
Diluted	$0.36	$(0.54)	$0.47	$(0.40)
Weighted-average number of shares outstanding (in thousands)
Basic	101,451	97,457	101,344	97,347
Effect of dilutive equity awards	3,259	—	3,279	—
Diluted	104,710	97,457	104,623	97,347

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net income (loss) attributable to Rexnord	$37.2	$(52.3)	$49.3	$(38.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22.2)	10.4	(23.9)	7.9
Unrealized income (loss) on interest rate derivatives, net of tax	1.3	—	(2.4)	—
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	(0.2)	(0.6)	(0.5)
Other comprehensive (loss) income, net of tax	(21.2)	10.2	(26.9)	7.4
Non-controlling interest loss	$(0.1)	$(0.2)	(0.2)	(0.4)
Total comprehensive income (loss)	$15.9	$(42.3)	$22.2	$(31.5)
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 30, 2014	September 28, 2013
Operating activities
Net income (loss)	$49.1	$(38.9)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	29.7	28.8
Amortization of intangible assets	27.2	25.1
Amortization of deferred financing costs	1.1	1.6
Loss on dispositions of property, plant and equipment	0.8	1.1
Deferred income taxes	23.8	(37.7)
Other non-cash charges (credits)	2.5	(1.6)
Loss on debt extinguishment	—	133.2
Stock-based compensation expense	2.7	3.5
Changes in operating assets and liabilities:
Receivables	6.8	—
Inventories	(18.2)	(20.7)
Other assets	1.5	(4.3)
Accounts payable	(45.6)	(7.8)
Accruals and other	(2.9)	(73.2)
Cash provided by operating activities	78.5	9.1

Investing activities
Expenditures for property, plant and equipment	(21.2)	(19.2)
Acquisitions, net of cash acquired	(27.7)	(34.4)
Cash used for investing activities	(48.9)	(53.6)

Financing activities
Proceeds from borrowings of long-term debt	—	1,930.5
Repayments of long-term debt	(9.9)	(1,933.2)
Proceeds from borrowings of short-term debt	9.1	6.0
Repayments of short-term debt	(8.3)	(154.2)
Payment of deferred financing fees	—	(16.3)
Payment of early redemption premium on long-term debt	—	(109.9)
Proceeds from exercise of stock options	0.8	1.3
Third party investment in non-controlling interest	—	0.4
Excess tax benefit on exercise of stock options	4.9	2.4
Cash used for financing activities	(3.4)	(273.0)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(0.2)
Increase (decrease) in cash and cash equivalents	22.3	(317.7)
Cash and cash equivalents at beginning of period	339.0	524.1
Cash and cash equivalents at end of period	$361.3	$206.4

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

2. Acquisitions
Fiscal Year 2015 Acquisition

On April 15, 2014, the Company acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million, excluding transaction costs and net of cash acquired. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadened the product portfolio of the Company's existing Water Management platform.

The Company's results of operations include the acquired operations subsequent to April 15, 2014. The acquisition of Green Turtle was not material to the Company’s condensed consolidated financial statements. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisition during the second quarter and six months ended September 30, 2014 have not been presented because they are not significant to the Company's condensed consolidated statements of operations and financial position.

The Green Turtle acquisition was accounted for as a business combination and recorded by allocating the purchase price of the acquisition to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The initial purchase price allocation resulted in non-tax deductible goodwill of $19.9 million, other intangible assets of $10.4 million and other net liabilities of $2.6 million. The purchase price allocation is preliminary and subject to final working capital and other valuation adjustments that will be completed within the one year period following the acquisition date.

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

On August 21, 2013, the Company acquired certain assets of Micro Precision Gear Technology Limited ("Micro Precision") for a total cash purchase price of $22.2 million, excluding transactions costs. Micro Precision, based in the United Kingdom, is a build-to-print manufacturer of specialty gears and electric motor components primarily sold to the aerospace market. This acquisition expanded the Company's existing Process & Motion Control product offerings and its presence in Europe.

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

The fiscal 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During the second quarter of fiscal 2015, the Company adjusted the preliminary allocation of the Micro Precision and PGH purchase price in connection with finalizing the valuation of each businesses' tradename and the time period the tradename will be utilized by the Company post-acquisition. The opening balance sheet has been adjusted to reflect these changes, which included an increase to goodwill of $1.8 million and a decrease to intangible assets of $1.8 million. The amortization expense recognized in historical periods was not materially impacted as a result of the adjustments to the purchase price allocation. The aggregate purchase price allocation resulted in goodwill of $26.7 million ($24.6 million of tax deductible goodwill), other intangible assets of $23.3 million, property, plant and equipment of $36.7 million and other net assets of $25.3 million.

During fiscal 2014, the Company also established a new French sales office in its Water Management platform to expand its European water and wastewater market presence via a joint venture between the Company and six external sales associates. The Company contributed an immaterial amount of capital to the joint venture. As the Company has a 51% ownership stake and is deemed to have significant control over the legal entity, the financial statements of the joint venture have been wholly consolidated in accordance with ASC 810, Consolidations.  The remaining 49% of the joint venture that is not owned by the Company has been presented as a non-controlling interest throughout the financial statements.

3. Restructuring and Other Similar Costs
During the second quarter and six months ended September 30, 2014, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, impairment of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring costs during the three and six months ended September 30, 2014 and September 28, 2013 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended September 30, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.6	$0.6	$—	$1.2
Lease termination and other costs	0.2	—	—	0.2
Total restructuring and other similar costs	$0.8	$0.6	$—	$1.4

	Restructuring Costs Six Months Ended September 30, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$2.1	$1.3	$—	$3.4
Lease termination and other costs	0.6	0.8	—	1.4
Total restructuring and other similar costs	$2.7	$2.1	$—	$4.8

	Restructuring Costs Three Months Ended September 28, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.3	$0.4	$0.4	$1.1
Lease termination and other costs	0.1	—	—	0.1
Total restructuring and other similar costs	$0.4	$0.4	$0.4	$1.2

	Restructuring Costs Six Months Ended September 28, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.7	$1.1	$0.8	$2.6
Lease termination and other costs	0.3	0.1	—	0.4
Total restructuring and other similar costs	$1.0	$1.2	$0.8	$3.0
The following table summarizes the activity in the Company's restructuring accrual for the six months ended September 30, 2014 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring accrual, March 31, 2014	$3.7	$0.4	$4.1
Charges	3.4	1.4	4.8
Cash payments	(4.6)	(0.4)	(5.0)
Non-cash charges	—	(0.8)	(0.8)
Restructuring accrual, September 30, 2014 (1)	$2.5	$0.6	$3.1

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

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
The income tax provision was $16.2 million in the second quarter of fiscal 2015 compared to an income tax benefit of $33.2 million in the second quarter of fiscal 2014. The effective income tax rate for the second quarter of fiscal 2015 was 30.4% versus 38.7% in the second quarter of fiscal 2014. The effective income tax rate for the second quarter of fiscal 2015 was below the U.S. federal statutory rate of 35% mainly due to the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the second quarter of fiscal 2014 was above the U.S. federal statutory rate of 35% mainly due to the accrual of a significant state tax benefit associated with the August 2013 debt refinancing (see Note 11 Long-Term Debt) and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
The income tax provision recorded in the first six months of fiscal 2015 was $38.0 million compared to an income tax benefit of $31.0 million in the first six months of fiscal 2014. The effective income tax rate for the first six months of fiscal 2015 was 43.6% versus 44.3% in the first six months of fiscal 2014. The effective income tax rate for the first six months of fiscal 2015 was above the U.S. federal statutory rate of 35% mainly due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first six months of fiscal 2014 was above the U.S. federal statutory rate of 35% mainly due to the accrual of a significant state tax benefit associated with the August 2013 debt refinancing (see Note 11 Long-Term Debt) and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
At September 30, 2014, the Company had a $23.5 million liability for unrecognized net income tax benefits. At March 31, 2014, the Company's total liability for unrecognized net income tax benefits was $23.6 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2014 and March 31, 2014, the total amount of gross, unrecognized income tax benefits included $10.4 million and $9.9 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties as income tax benefit during the six months ended September 30, 2014. The Company recognized $0.5 million of net interest and penalties as income tax benefit during the six months ended September 28, 2013.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company has recently been notified by the Internal Revenue Service that it intends to conduct an income tax examination for the tax year ended March 31, 2013. Field work is anticipated to begin during the third quarter of the current fiscal year. During the first quarter of fiscal 2014, the Company completed an examination of its Italian corporate income tax returns for the tax years ended March 31, 2008 through March 31, 2011. Similarly, during the second quarter of fiscal 2014, the Company completed an examination of certain German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2006 through March 31, 2010. The Company paid approximately $0.7 million and $0.4 million upon the conclusion of the Italian and German examinations, respectively. However, these amounts did not have a negative financial statement impact to the Company as the amounts were either previously reserved as an unrecognized tax benefit or appropriately accounted for as a deferred tax item. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's condensed consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2011, state and local income tax examinations for years ending prior to fiscal 2010 or significant foreign income tax examinations for years ending prior to fiscal 2009. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009 and 2010 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.

5. Earnings per Share
Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding equity awards to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the second quarter and six months ended September 30, 2014 excludes equity awards to acquire 1,079,387 shares due to their anti-dilutive effect. For the second quarter and six months ended September 28, 2013 all options to purchase shares of common stock were excluded from the computation of diluted income per share because the net loss in each respective period caused all potentially dilutive options to be anti-dilutive.
6. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ Equity
Balance at March 31, 2014	$—	$1.0	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
Total comprehensive income (loss)	—	—	—	49.3	(26.9)	—	(0.2)	22.2
Stock-based compensation expense	—	—	2.7	—	—	—	—	2.7
Exercise of stock options, net of shares surrendered	—	—	0.8	—	—	—	—	0.8
Tax benefit on stock option exercises	—	—	4.9	—	—	—	—	4.9
Balance at September 30, 2014	$—	$1.0	$881.1	$(232.0)	$(50.7)	$(6.3)	$(0.4)	$592.7
____________________
(1) Represents a 49% non-controlling interest in a Water Management joint venture. See Note 2 Acquisitions for additional information.

7. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2014 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2014	$(1.7)	$7.8	$(29.9)	$(23.8)
Other comprehensive loss before reclassifications	(2.4)	(23.9)	—	(26.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.6)	(0.6)
Net current period other comprehensive loss	(2.4)	(23.9)	(0.6)	(26.9)
Balance at September 30, 2014	$(4.1)	$(16.1)	$(30.5)	$(50.7)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income (loss) during the three and six months ended September 30, 2014 (in millions):

	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(1.0)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.4
Total net of tax	$(0.3)	$(0.6)

8. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2014	March 31, 2014
Finished goods	$236.2	$227.4
Work in progress	71.8	72.4
Raw materials	63.7	58.0
Inventories at First-in, First-Out ("FIFO") cost	371.7	357.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	1.9	1.9
	$373.6	$359.7
9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the six months ended September 30, 2014 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2014	$904.0	$197.6	$1.9	$94.4	$3.7	$297.6
Purchase price allocation adjustments	1.8	(3.1)	1.3	—	—	(1.8)
Amortization	—	—	(0.5)	(15.2)	(0.5)	(16.2)
Currency translation adjustment	(2.8)	(0.1)	—	—	—	(0.1)
Net carrying amount as of September 30, 2014	$903.0	$194.4	$2.7	$79.2	$3.2	$279.5
Water Management
Net carrying amount as of March 31, 2014	$246.7	$140.8	$—	$147.0	$7.2	$295.0
Acquisitions	19.9	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.1)	(9.8)	(1.1)	(11.0)
Currency translation adjustment	(4.9)	(2.0)	—	(2.0)	—	(4.0)
Net carrying amount as of September 30, 2014	$261.7	$138.8	$1.5	$142.5	$7.6	$290.4
Consolidated
Net carrying amount as of March 31, 2014	$1,150.7	$338.4	$1.9	$241.4	$10.9	$592.6
Purchase price allocation adjustments	1.8	(3.1)	1.3	—	—	(1.8)
Acquisitions	19.9	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.6)	(25.0)	(1.6)	(27.2)
Currency translation adjustment	(7.7)	(2.1)	—	(2.0)	—	(4.1)
Net carrying amount as of September 30, 2014	$1,164.7	$333.2	$4.2	$221.7	$10.8	$569.9

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2014 and March 31, 2014 are as follows (in millions):

		September 30, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.2	$(29.4)	$10.8
Customer relationships (including distribution network)	12 years	589.5	(367.8)	221.7
Tradenames	6 years	4.9	(0.7)	4.2
Intangible assets not subject to amortization - tradenames		333.2	—	333.2
		$967.8	$(397.9)	$569.9

		March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(27.8)	$10.9
Customer relationships (including distribution network)	12 years	584.3	(342.9)	241.4
Tradenames	7 years	2.0	(0.1)	1.9
Intangible assets not subject to amortization - tradenames		338.4	—	338.4
		$963.4	$(370.8)	$592.6
Intangible asset amortization expense totaled $13.7 million and $27.2 million for the second quarter and six months ended September 30, 2014. Intangible asset amortization expense totaled $12.6 million and $25.1 million for the second quarter and six months ended September 28, 2013.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $54.3 million in fiscal year 2015 (inclusive of $27.2 million of amortization expense recognized in the six months ended September 30, 2014), $54.0 million in fiscal year 2016, $34.9 million in fiscal year 2017, $23.7 million in fiscal year 2018, and $23.2 million in fiscal year 2019.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2014	March 31, 2014
Customer advances	$11.5	$8.1
Sales rebates	22.7	22.7
Commissions	8.7	7.9
Restructuring and other similar charges (1)	3.1	4.1
Product warranty (2)	7.3	8.6
Risk management (3)	9.3	9.1
Legal and environmental	3.4	4.5
Deferred income taxes	14.9	10.9
Taxes, other than income taxes	6.0	9.5
Income taxes payable	10.4	11.2
Other	19.8	15.6
	$117.1	$112.2
____________________

(1)	See more information related to the restructuring obligations within Note 3 Restructuring and Other Similar Costs.

(2)	See more information related to the product warranty obligations within Note 14 Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2014	March 31, 2014
Term loan (1)	$1,913.6	$1,921.9
New Market Tax Credit (2)	37.4	37.4
8.875% senior notes due 2016	1.3	1.3
Other (3)	11.8	11.4
Total	1,964.1	1,972.0
Less current maturities	29.5	29.0
Long-term debt	$1,934.6	$1,943.0
____________________

(1)	Includes an unamortized original issue discount of $16.9 million and $18.3 million at September 30, 2014 and March 31, 2014, respectively.

(2)
In connection with the New Market Tax Credit incentive program, the Company also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other Assets on the condensed consolidated balance sheets as of September 30, 2014 and March 31, 2014.

(3)	Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries and capital lease obligations.

Senior Secured Credit Facility
During the second quarter of fiscal 2014, the Company entered into a Third Amended and Restated First Lien Credit Agreement (the "Credit Agreement"). The senior secured credit facilities under the Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $2,215.0 million, consisting of (i) a $1,950.0 million term loan facility with a maturity date of August 21, 2020 (the "Term Loan"); and (ii) a $265.0 million revolving credit facility with a maturity date of March 15, 2017; under the revolving credit facility, the Company has borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans.
The proceeds of the Term Loan were used to (i) repay in full the $786.2 million aggregate principal amount of existing term loans then-outstanding under the former credit agreement, together with accrued interest thereon, (ii) retire (through a cash tender offer and redemption) all of the 8.50% Senior Notes due 2018 (the “8.50% Notes”) and (iii) pay related fees and expenses. The Company accounted for these transactions in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). In the second quarter of fiscal 2014, the Company recognized a $129.2 million loss on the debt extinguishment which was comprised of a $109.9 million bond tender premium paid to holders of the 8.50% Notes as a result of the tender offer and redemption, third party transaction costs of $5.3 million, and a $14.0 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt.

In the first quarter of fiscal 2014, the Company made a $150.0 million prepayment on the former term loan facility and recognized a related pre-tax loss of $4.0 million in accordance with ASC 470-50 which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $3.2 million of deferred financing fees and net original issue discount associated with the extinguished debt.

At September 30, 2014, borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the Term Loan are subject to a leverage-based pricing grid. In the event the Company's first lien leverage ratio is less than 3.25 to 1.0, its applicable margin on the Term Loan borrowings would decrease twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.74 to 1.0 as of September 30, 2014.

As of September 30, 2014, the remaining mandatory principal payments prior to maturity on the Term Loan were $112.1 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020.
No amounts were borrowed under the revolving credit facility at September 30, 2014 or March 31, 2014; however, $27.2 million and $29.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at September 30, 2014 and March 31, 2014, respectively.

As of September 30, 2014, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.0.
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
At September 30, 2014, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of September 30, 2014. As of September 30, 2014, Funding was in compliance with all applicable covenants and performance ratios contained in the RFAA.

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
Fair value of derivatives designated as hedging instruments under ASC 815:

	September 30, 2014	March 31, 2014	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$6.6	$2.7	Other long-term liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815:

	September 30, 2014	March 31, 2014	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.1	$0.1	Other current assets
The following table indicates the location and the amount of gains or losses associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of September 30, 2014, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of loss recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	September 30, 2014	March 31, 2014
Interest rate swaps	$4.1	$1.7

		Amount recognized in other (expense) income, net		Amount recognized in other (expense) income, net
Derivative instruments not designated as hedging instruments under ASC 815	Condensed Consolidated Statements of Operations Classification	Second Quarter Ended		Six Months Ended
		September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Foreign currency forward contracts	Other income (expense), net	$0.5	$(0.2)	$0.1	$0.1

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the six months ended September 30, 2014 and March 31, 2014. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of September 30, 2014 and March 31, 2014 (in millions):

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$6.6	$—	$6.6
Total liabilities at fair value	$—	$6.6	$—	$6.6

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$2.7	$—	$2.7
Total liabilities at fair value	$—	$2.7	$—	$2.7
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2014 and March 31, 2014 due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2014 and March 31, 2014 was approximately $1,947.1 million and $1,995.1 million, respectively. The fair value is based on quoted market prices for the same issues.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period from April 1, 2014 through September 30, 2014	Period from April 1, 2013 through September 28, 2013
Balance at beginning of period	$8.6	$8.8
Charged to operations	0.2	1.5
Claims settled	(1.5)	(2.1)
Balance at end of period	$7.3	$8.2
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2014, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 26,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of September 30, 2014, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years to be approximately $36.0 million, of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $36.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next ten years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2014, is approximately $249.2 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $173.2 million of aggregate liabilities.
As of September 30, 2014, the Company had a recorded receivable from its insurance carriers of $36.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $249.2 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $249.2 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Pension Benefits:
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	7.7	7.4	15.4	14.7
Expected return on plan assets	(7.7)	(7.7)	(15.4)	(15.4)
Amortization of:
Prior service cost	0.1	0.1	0.1	0.2
Net periodic benefit cost	$0.5	$0.3	$0.9	$0.5
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.3	0.3	0.6	0.6
Amortization:	—		—
Prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic benefit credit	$(0.1)	$(0.1)	$(0.3)	$(0.3)

During the first six months of fiscal 2015 and 2014, the Company made contributions of $5.0 million and $5.0 million, respectively, to its U.S. qualified pension plan trusts.
In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above a specified threshold are immediately recognized in the Company's operating results during the fourth quarter. This adjustment is typically recorded annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any off-cycle re-measurement event.

See Note 16 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K for further information regarding retirement benefits.

Lump Sum Settlement
During the second quarter of fiscal 2015, the Company offered approximately 4,500 inactive participants in the domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants can elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and, as a result of the settlement, the Company will perform an off-cycle re-measurement of the plan assets and benefit obligations of the domestic non-union defined benefit plans that will result in the immediate recognition of unrecognized non-cash actuarial gains/losses in our operating results during the third quarter of fiscal 2015. As of the date of this filing, the off-cycle re-measurement of the plan assets and benefit obligations has not been completed; however, the Company estimates a non-cash actuarial loss associated with the settlement of approximately $4 million to $8 million will be recognized in the operating results during the third quarter of fiscal 2015 .

Other Recent Developments
In October 2014, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). The Company is currently evaluating the new tables and potential impacts to the March 31, 2015 valuation and future expected pension and OPEB plan contributions, which could be material to the Company's financial position and results from operations.

16. Stock-Based Compensation
The Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards and performance-based cash awards to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the estimated grant-date fair value of the equity instruments issued and is recognized over the requisite service period of the equity instrument, which generally coincides with the vesting period of the award. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.

For the three and six months ended September 30, 2014, the Company recorded $1.1 million and $2.7 million of stock-based compensation expense, respectively. For the three and six months ended September 28, 2013, the Company recorded $2.0 million and $3.5 million of stock-based compensation expense, respectively. As of September 30, 2014, there was $20.5 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 3.6 years.

Stock Options
During the six months ended September 30, 2014, the Company granted 952,898 stock options to certain of the Company's officers, employees, and directors which vest over a weighted-average term of four years. The fair value of each option granted under the Plan during the six months ended September 30, 2014 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Six Months Ended September 30, 2014
Expected option term (in years)	7.1
Expected volatility factor	26%
Weighted-average risk-free interest rate	2.16%
Expected dividend rate	0.0%
Stock option fair value	$9.44
The Company estimates the expected life of stock options granted based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted-average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero.

The following table presents the Company's stock option activity during the first six months of fiscal 2015 and 2014, respectively:

	Period from April 1, 2014 through September 30, 2014		Period from April 1, 2013 through September 28, 2013
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	8,652,834	$10.79	9,450,197	$9.85
Granted	952,898	28.56	881,940	19.00
Exercised	(601,781)	5.66	(626,116)	4.93
Canceled/Forfeited	(317,980)	20.61	(284,347)	20.81
Outstanding at end of period (1)	8,685,971	$12.73	9,421,674	$10.71
Exercisable at end of period (2)	4,819,285	$5.50	5,432,080	$5.39
______________________

(1)	The weighted average remaining contractual life of options outstanding at September 30, 2014 is 5.4 years.

(2)	The weighted average remaining contractual life of options exercisable at September 30, 2014 is 3.1 years.

Restricted Stock Units

During the six months ended September 30, 2014, the Company granted 49,580 restricted stock units to certain of its officers and employees. Restricted stock units granted during the six months ended September 30, 2014 vest ratably over four years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. The weighted-average grant date fair value of the restricted stock units granted and outstanding under the Plan for the six months ended September 30, 2014 was $29.31 per unit.
17. Related Party Transactions
Under the Stockholders Agreements with affiliates of Apollo Management and George Sherman, in certain circumstances the Company is obligated to register with the Securities and Exchange Commission shares owned by those stockholders and bear related expenses of offerings by them. In the second quarter and six months ended September 30, 2014, the Company effected such registrations and paid offering expenses (excluding underwriting discounts and commissions, which were paid by the selling stockholders) on behalf of Apollo affiliates; such costs were $0.1 million and $0.3 million, respectively. In the second quarter and six months ended September 28, 2013, such costs were $0.0 million and $0.9 million, respectively.

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

Business Segment Information:
(in Millions)

	Second Quarter Ended		Six Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$165.2	$163.0	$331.5	$331.7
Aftermarket	146.5	148.8	284.8	294.7
Total Process & Motion Control	311.7	311.8	616.3	626.4
Water Management:
Water safety, quality, flow control and conservation	140.9	121.0	272.7	238.4
Water infrastructure	85.3	81.7	158.7	158.4
Total Water Management	226.2	202.7	431.4	396.8
Consolidated net sales	$537.9	$514.5	$1,047.7	$1,023.2
Income (loss) from operations
Process & Motion Control	$55.7	$59.4	$104.0	$110.7
Water Management	29.6	21.8	48.1	40.5
Corporate	(7.7)	(8.6)	(16.9)	(17.6)
Consolidated income from operations	$77.6	$72.6	$135.2	$133.6
Non-operating expense:
Interest expense, net	$(22.0)	$(29.2)	$(44.5)	$(64.2)
Loss on the extinguishment of debt	—	(129.2)	—	(133.2)
Other (expense) income, net	(2.3)	0.1	(3.6)	(6.1)
Income (loss) from operations before income taxes	53.3	(85.7)	87.1	(69.9)
Provision (benefit) for income taxes	16.2	(33.2)	38.0	(31.0)
Net income (loss)	37.1	(52.5)	49.1	(38.9)
Non-controlling interest loss	(0.1)	(0.2)	(0.2)	(0.4)
Net income (loss) attributable to Rexnord	$37.2	$(52.3)	$49.3	$(38.5)
Depreciation and amortization
Process & Motion Control	$18.8	$16.9	$37.8	$35.2
Water Management	9.5	9.5	19.1	18.7
Consolidated depreciation and amortization	$28.3	$26.4	$56.9	$53.9
Capital expenditures
Process & Motion Control	$9.5	$8.3	$17.2	$14.3
Water Management	3.0	3.1	4.0	4.9
Consolidated capital expenditures	$12.5	$11.4	$21.2	$19.2

	September 30, 2014	March 31, 2014
Total assets
Process & Motion Control	$2,323.0	$2,251.7
Water Management	1,025.6	1,039.0
Corporate	18.4	92.8
Consolidated total assets	$3,367.0	$3,383.5

19. Subsequent Events
On October 23, 2014, the Company executed two spot starting 3% interest rate caps (maturing in October 2018) covering a total notional value of $750 million to further mitigate the Company's exposure to increasing interest rates on its variable rate term loans. When combined with the Company's existing interest rate swaps described in Note 12, the Company has effectively hedged approximately 73% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%. In executing the interest rate caps, the Company paid a premium of $5.8 million and has designated the interest rate caps as effective cash flow hedges in accordance with ASC 815. The interest rate caps did not have any impact on the Company's statements of results of operations, financial position or cash flows in the second quarter of fiscal 2015.

On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok") for a total cash purchase price of $38.3 million ($33.2 million paid at closing and $5.1 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016), excluding transaction costs and net of cash acquired, plus contingent payments of up to $3.8 million that will be paid two years from the acquisition date dependent on the achievement of certain performance targets during the two years following the acquisition. Tollok, based in Ferrara, Italy, is a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The acquisition of Tollok will add complementary product lines to the Company's existing Process & Motion Control platform. The Company's financial position and results from operations will include Tollok subsequent to October 30, 2014. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed.

On October 31, 2014, the Company entered into a definitive agreement to acquire Euroflex Transmissions (India) Private Limited ("Euroflex") for a total cash purchase price of approximately $77 million. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings, used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex, which is expected to close in the third quarter of fiscal 2015, will add complementary product lines to the Company's existing Process & Motion Control platform. The Company's financial position and results from operations will include Euroflex subsequent to the transaction closing date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2014 and during the period from April 1, 2014 through September 30, 2014, there has been no material change to this information.
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

Review of Strategic Alternatives for Mill Products
During the first quarter of fiscal 2015, we announced that our Board of Directors approved a plan to assess the strategic alternatives for a non-core product line that manufactures ring gears and pinions (“Mill Products”) utilized in mining sector crushing machinery applications.  The alternatives could include the possible sale of the entire business or the sale of individual net assets. The exploration of strategic alternatives is expected to be completed by the end of fiscal 2015. Given the preliminary stage of this analysis, the range of potential outcomes are not yet determinable. Therefore, for further clarity, certain discussions below exclude the following comparative financial statement impacts of Mill Products on our results from operations.

	Second Quarter Ended		Six Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net sales	$6.9	$13.1	$13.1	$27.8
Cost of sales	7.6	10.4	12.7	21.2
Gross profit	(0.7)	2.7	0.4	6.6
Selling, general and administrative expenses	0.4	1.1	0.8	1.7
(Loss) income from operations before income taxes	(1.1)	1.6	(0.4)	4.9
(Benefit) provision for income taxes	(0.4)	0.5	(0.1)	1.7
Net (loss) income	$(0.7)	$1.1	$(0.3)	$3.2

Retirement Benefits
Lump Sum Settlement
During the second quarter of fiscal 2015, we offered approximately 4,500 inactive participants in the domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants can elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and, as a result of the settlement, we will perform an off-cycle re-measurement of the plan assets and benefit obligations of the domestic non-union defined benefit plans that will result in the immediate recognition of unrecognized non-cash actuarial gains/losses in our operating results during the third quarter of fiscal 2015. As of the date of this filing, the off-cycle re-measurement of the plan assets and benefit obligations has not been completed; however, we estimate a non-cash actuarial loss associated with the settlement of approximately $4 million to $8 million will be recognized in our operating results during the third quarter of fiscal 2015.

Other Recent Developments
In October 2014, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). We are currently evaluating the new tables and potential impacts to the March 31, 2015 valuation and future expected pension and OPEB plan contributions, which could be material to our financial position and results from operations.

Subsequent Events

On October 30, 2014, we acquired Tollok S.p.A. ("Tollok") for a total cash purchase price of $38.3 million ($33.2 million paid at closing and $5.1 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016), excluding transaction costs and net of cash acquired, plus contingent payments of up to $3.8 million that will be paid two years from the acquisition date dependent on the achievement of certain performance targets during the two years following the acquisition. Tollok, based in Ferrara, Italy, is a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The acquisition of Tollok will add complementary product lines to our existing Process & Motion Control platform. Our financial position and results from operations will include Tollok subsequent to October 30, 2014.

On October 31, 2014, we entered into a definitive agreement to acquire Euroflex Transmissions (India) Private Limited ("Euroflex") for a total cash purchase price of approximately $77 million. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings, used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex, which is expected to close in the third quarter of fiscal 2015, will add complementary product lines to our existing Process & Motion Control platform. Our financial position and results from operations will include Euroflex subsequent to the transaction closing date.

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 1, 2014 through September 30, 2014 as the “second quarter of fiscal 2015” or the “second quarter ended September 30, 2014.” Similarly, we refer to the period from June 30, 2013 through September 28, 2013 as the “second quarter of fiscal 2014” or the “second quarter ended September 28, 2013.”

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
Second Quarter Ended September 30, 2014 Compared with the Second Quarter Ended September 28, 2013:
Net sales
(Dollars in Millions)

	Quarter Ended
	September 30, 2014	September 28, 2013	Change	% Change
Process & Motion Control	$311.7	$311.8	$(0.1)	—%
Water Management	226.2	202.7	23.5	11.6%
Consolidated	$537.9	$514.5	$23.4	4.5%
Process & Motion Control
Process & Motion Control net sales were $311.7 million in the second quarter of fiscal 2015 and $311.8 million in the second quarter of fiscal 2014. Excluding the $6.2 million year-over-year decline related to Mill Products, Process & Motion Control net sales increased 2%, as a 3% increase in net sales from acquisitions was partially offset by a 1% decline in core net sales due to the expected decline in sales to our bulk material handling end-markets due to the lower backlog going into fiscal 2015 and slower than anticipated European industrial demand.
Water Management
Water Management net sales increased 12% from the prior year to $226.2 million in the second quarter of fiscal 2015, reflecting core growth of 10% and 3% from acquisitions, partially offset by a 1% adverse impact from foreign currency translation. Double-digit core growth was driven by above-market growth and strengthening market dynamics in the majority of our end-markets.

 Income (loss) from operations
(Dollars in Millions)

	Quarter Ended
	September 30, 2014	September 28, 2013	Change	% Change
Process & Motion Control	$55.7	$59.4	$(3.7)	(6.2)%
% of net sales	17.9%	19.1%	(1.2)%
Water Management	29.6	21.8	7.8	35.8%
% of net sales	13.1%	10.8%	2.3%
Corporate	(7.7)	(8.6)	0.9	10.5%
Consolidated	$77.6	$72.6	$5.0	6.9%
% of net sales	14.4%	14.1%	0.3%
Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2015 was $55.7 million or 17.9% of net sales. Income from operations as a percentage of net sales decreased 120 basis points in the second quarter of fiscal 2015 as lower Mill Products volume and acquisition-related adjustments adversely impacted operating margin 130 basis points and offset a 10 basis point increase in our Process & Motion Control margin from our RBS-driven core operational improvements.

Water Management
Water Management income from operations was $29.6 million for the second quarter of fiscal 2015. Operating margin was 13.1% of net sales, an increase of 230 basis points year-over-year which reflects the benefit of volume growth and on-going cost reduction initiatives, as well as productivity gains and efficiencies delivered by the Rexnord Business System.
Corporate
Corporate expenses were $7.7 million and $8.6 million in the second quarter of fiscal 2015 and 2014, respectively. Corporate expenses decreased in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 primarily as a result of lower year-over-year corporate restructuring costs.
Interest expense, net
Interest expense, net was $22.0 million in the second quarter of fiscal 2015 compared to $29.2 million in the second quarter of fiscal 2014. The year-over-year decrease in interest expense was primarily the result of the full retirement of our 8.50% senior notes due 2018 ("8.50% Notes") and the refinancing of our term loan facility during the second quarter of fiscal 2014. As a result of those transactions, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points.
Loss on extinguishment of debt
In the second quarter of fiscal 2014, we completed a re-financing of our term loan facility and a full retirement of our then-outstanding 8.50% Notes. In the second quarter of fiscal 2014, we recognized a $129.2 million loss in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”) on the debt extinguishment, which was comprised of a $109.9 million bond tender premium paid to holders of the 8.50% Notes as a result of the tender offer and redemption, third party transaction costs of $5.3 million, and a $14.0 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. We incurred no such charges in the second quarter of fiscal 2015.
Other (expense) income, net
Other expense, net for the second quarter of fiscal 2015, consisted of foreign currency transaction losses of $0.2 million, a $0.7 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $1.4 million. Other income, net for the second quarter of fiscal 2014, consisted of foreign currency gains of $1.5 million, a $0.7 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $0.7 million.
Provision (benefit) for income taxes
The income tax provision was $16.2 million in the second quarter of fiscal 2015 compared to an income tax benefit of $33.2 million in the second quarter of fiscal 2014. The effective income tax rate for the second quarter of fiscal 2015 was 30.4% versus 38.7% in the second quarter of fiscal 2014. The effective income tax rate for the second quarter of fiscal 2015 was below the U.S. federal statutory rate of 35% mainly due to the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the second quarter of fiscal 2014 was above the U.S. federal statutory rate of 35% mainly due to the accrual of a significant state tax benefit associated with the August 2013 debt refinancing (see Item 1, Note 11 Long-Term Debt) and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
Net income (loss)
Our net income for the second quarter of fiscal 2015 was $37.1 million, compared to net loss of $52.5 million in the second quarter of fiscal 2014, as a result of the factors described above. Diluted income per share was $0.35 in the second quarter of fiscal 2015, as compared to a diluted loss per share of $0.54 in the second quarter of fiscal 2014.

Six Months Ended September 30, 2014 Compared with the Six Months Ended September 28, 2013:

Net sales
(Dollars in Millions)

	Six Months Ended
	September 30, 2014	September 28, 2013	Change	% Change
Process & Motion Control	$616.3	$626.4	$(10.1)	(1.6)%
Water Management	431.4	396.8	34.6	8.7%
Consolidated	$1,047.7	$1,023.2	$24.5	2.4%
Process & Motion Control
Process & Motion Control net sales were $616.3 million in the first six months of fiscal 2015 and $626.4 million in the first six months of fiscal 2014. Excluding the $14.7 million year-over-year decline related to Mill Products, Process & Motion Control net sales increased 1% as a 3% increase in net sales from acquisitions was partially offset by a 2% decline in core net sales due to the expected decline in sales to our bulk material handling end-markets driven by the lower backlog going into fiscal 2015 and slower than anticipated European industrial demand.
Water Management
Water Management net sales increased 9% from the prior year to $431.4 million in the first six months of fiscal 2015. Water Management core net sales, which excludes a 3% favorable impact from acquisitions and a 1% unfavorable impact from foreign exchange, increased 7% as a result of market share gains and strengthening market dynamics in the majority of our end-markets.

 Income (loss) from operations
(Dollars in Millions)

	Six Months Ended
	September 30, 2014	September 28, 2013	Change	% Change
Process & Motion Control	$104.0	$110.7	$(6.7)	(6.1)%
% of net sales	16.9%	17.7%	(0.8)%
Water Management	48.1	40.5	7.6	18.8%
% of net sales	11.1%	10.2%	0.9%
Corporate	(16.9)	(17.6)	0.7	4.0%
Consolidated	$135.2	$133.6	$1.6	1.2%
% of net sales	12.9%	13.1%	(0.2)%
Process & Motion Control
Process & Motion Control income from operations for the first six months of fiscal 2015 was $104.0 million or 16.9% of net sales. Income from operations as a percentage of net sales decreased 80 basis points in the first six months of fiscal 2015 as the current year was adversely impacted by reduced volume leverage associated with the decline in Mill Products sales, incremental restructuring charges as well as the recognition of higher year-over-year depreciation, amortization and inventory fair value adjustments in connection with our recently completed acquisitions. Excluding those items in all periods, income from operations as a percentage of net sales increased 60 basis points as a result of core operational improvements.
Water Management
Water Management income from operations was $48.1 million for the first six months of fiscal 2015, or 11.1% of net sales. Income from operations as a percentage of net sales increased 90 basis points in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 as a result of the benefit of on-going cost reduction initiatives as well as productivity gains and efficiencies delivered by the Rexnord Business System, partially offset by incremental restructuring charges, inventory fair value adjustments related to the acquisition of Green Turtle and less favorable sales mix in our first half of fiscal 2015 water infrastructure shipments.

Corporate
Corporate expenses were $16.9 million and $17.6 million in the first six months of fiscal 2015 and 2014, respectively. Corporate expenses decreased in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 primarily as a result of lower year-over-year corporate restructuring costs.
Interest expense, net
Interest expense, net was $44.5 million in the first six months of fiscal 2015 compared to $64.2 million in the first six months of fiscal 2014. The year-over-year decrease in interest expense was primarily the result of the full retirement of our 8.50% Notes and the refinancing of our term loan facility during the second quarter of fiscal 2014. As a result of those transactions, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points.
Loss on extinguishment of debt
In the first six months of fiscal 2014, we completed a re-pricing of our then-outstanding term loan facilities, a re-financing of our term loan facility and a full retirement of our then outstanding 8.50% Notes. In the first six months of fiscal 2014, we recognized a $133.2 million loss in accordance with ASC 470-50 on the debt extinguishments which was comprised of a $109.9 million bond tender premium paid to holders as a result of the tender offer and redemption, third party transaction costs of $6.1 million and a $17.2 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. We had no such charges in the first six months of fiscal 2015.
Other expense, net
Other expense, net for the first six months of fiscal 2015, consisted of foreign currency transaction losses of $0.7 million, a $0.7 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $2.2 million. Other expense, net for the first six months of fiscal 2014, consisted of foreign currency transaction losses of $1.3 million, a $1.1 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $3.7 million.
Provision (benefit) for income taxes
The income tax provision recorded in the first six months of fiscal 2015 was $38.0 million compared to an income tax benefit of $31.0 million in the first six months of fiscal 2014. The effective income tax rate for the first six months of fiscal 2015 was 43.6% versus 44.3% in the first six months of fiscal 2014. The effective income tax rate for the first six months of fiscal 2015 was above the U.S. federal statutory rate of 35% mainly due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first six months of fiscal 2014 was above the U.S. federal statutory rate of 35% mainly due to the accrual of a significant state tax benefit associated with our August 2013 debt refinancing (see Item 1, Note 11 Long-Term Debt) and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
Net income (loss)
Our net income for the first six months of fiscal 2015 was $49.1 million, compared to a net loss of $38.9 million in the first six months of fiscal 2014, as a result of the factors described above. Diluted income per share was $0.47 in the first six months of fiscal 2015, as compared to a diluted loss per share of $0.40 in the first six months of fiscal 2014.

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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the six months ended September 30, 2014 of $201.7 million and net income for the same period of $49.1 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (3.74 to 1.0 at September 30, 2014). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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

The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2014 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 28, 2013	Year ended March 31, 2014	Six months ended September 30, 2014	Twelve months ended September 30, 2014
Net (loss) income	$(38.9)	$29.6	$49.1	$117.6
Interest expense, net	64.2	109.1	44.5	89.4
Income tax (benefit) provision	(31.0)	(7.4)	38.0	61.6
Depreciation and amortization	53.9	108.5	56.9	111.5
EBITDA	$48.2	$239.8	$188.5	$380.1
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	—	2.7	—	2.7
Restructuring and other similar charges (1)	3.0	8.7	4.8	10.5
Loss on extinguishment of debt (2)	133.2	133.2	—	—
Stock-based compensation expense	3.5	7.0	2.7	6.2
LIFO expense (3)	1.5	4.8	—	3.3
Impact of inventory fair value adjustment	—	1.7	2.1	3.8
Other expense, net (4)	6.1	15.1	3.6	12.6
Subtotal of adjustments to EBITDA	$147.3	$173.2	$13.2	$39.1
Adjusted EBITDA	$195.5	$413.0	$201.7	$419.2
Pro forma adjustment for acquisitions (5)				$3.4
Pro forma Adjusted EBITDA				$422.6
Senior secured bank indebtedness (6)				$1,582.6
Net first lien leverage ratio (7)				3.74x
__________________________________

(1)
Represents restructuring costs comprised of work force reduction, lease termination, and other facility rationalization costs. See Item 1, Note 3 Restructuring and Other Similar Costs for more information.

(2)
The loss on extinguishment of debt is the result of the re-pricing of our then-outstanding term loans, the refinancing of our term loan, and the cash tender offer and redemption of the 8.50% Notes during fiscal 2014. See Item 1, Note 11 Long-Term Debt for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)	Other expense, net for the periods indicated, consists of:

(in millions)	Six months ended September 28, 2013	Year ended March 31, 2014	Six months ended September 30, 2014	Twelve months ended September 30, 2014
Loss on sale of property, plant and equipment	$1.1	$2.3	$0.7	$1.9
Loss on foreign currency transactions	1.3	3.9	0.7	3.3
Other expense	3.7	8.9	2.2	7.4
Total	$6.1	$15.1	$3.6	$12.6

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Green Turtle and PGH as permitted by our credit agreement. The pro forma adjustment includes the period from September 29, 2013 through the date of each acquisition. See Item 1, Note 2 Acquisitions for more information.

(6)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $331.0 million (as defined by the credit agreement) at September 30, 2014. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

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
As of September 30, 2014, we had $361.3 million of cash and cash equivalents and $337.8 million of additional borrowing capacity ($237.8 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of September 30, 2014, the available borrowings under our credit facility have been reduced by $27.2 million due to outstanding letters of credit. As of March 31, 2014, we had $339.0 million of cash and cash equivalents and approximately $335.9 million of additional borrowing capacity ($235.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities in the first six months of fiscal 2015 was $78.5 million compared to $9.1 million in the first six months of fiscal 2014. The increase in operating cash is primarily driven by a decrease in cash interest as a result of the August 2013 refinancing and lower year-over-year cash disbursements related to the February 2013 Zurn brass fitting legal settlement (see Item 1, Note 14 Commitments and Contingencies for additional information). The above increases in operating cash flow were partially offset by an increase in working capital resulting from the timing of accounts payable payments.
Cash used for investing activities was $48.9 million in the first six months of fiscal 2015 compared to $53.6 million in the first six months of fiscal 2014. We invested $21.2 million in capital expenditures in the first six months of fiscal 2015 compared to $19.2 million in the first six months of fiscal 2014. The use of cash in the first six months of fiscal 2015 also included $27.7 million for the acquisition of Green Turtle (net of cash acquired), as compared to the use of $34.4 million for the acquisitions of Klamflex Pipe Couplings Ltd., Micro Precision Gear Technology Limited and L.W. Gemmell in the first six months of fiscal 2014. See Item 1, Note 2 Acquisitions for additional information.
Cash used for financing activities was $3.4 million in the first six months of fiscal 2015 compared to $273.0 million in the first six months of fiscal 2014. The cash used for financing activities in the first six months of fiscal 2015 consisted of $9.9 million principal payments on our term loans offset by $0.8 million of other net borrowings. The first six months of fiscal 2015 also includes $4.9 million related to the excess tax benefit on stock option exercises and $0.8 million of proceeds on stock option exercises. The cash used by financing activities in the first six months of fiscal 2014 consisted of a $150.0 million prepayment of our then-outstanding term loan associated with the re-pricing of our term loan facility in April 2013. The cash used by financing activities also included a source of cash from the August 2013 refinancing of our term loan for $1,950.0 million (net of $19.5 million original issue discount) the proceeds of which were utilized to fully retire the previously outstanding $1,145.0 million of 8.50% Notes and $786.2 million of term loan and pay a $109.9 million tender premium to holders of the retired 8.50% Notes. The above transactions also included $16.3 million of related debt issue costs.
Indebtedness
As of September 30, 2014 we had $1,964.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2014	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,913.6	$19.5	$1,894.1
New Market Tax Credit (2)	37.4	—	37.4
8.875% senior notes due 2016	1.3	—	1.3
Other (3)	11.8	10.0	1.8
Total	$1,964.1	$29.5	$1,934.6
(1) Includes an unamortized original issue discount of $16.9 million at September 30, 2014.
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

See Item 1, Note 11 Long-Term Debt for a description of our outstanding indebtedness.

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
Approximately 32% and 33% of our sales originated outside of the United States in the second quarter and six months ended September 30, 2015, respectively. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of September 30, 2014, stockholders' equity decreased by $23.9 million from March 31, 2014 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of September 30, 2014, the result would have decreased stockholders' equity by approximately $44.0 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At September 30, 2014, the Company had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.8 million increase in the fair value of foreign exchange forward contacts as of September 30, 2014.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of September 30, 2014, our outstanding borrowings under the term loan facility were $1,913.6 million (net of $16.9 million unamortized original issue discount) and bore an effective average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus 3.00%. During fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). All of the interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 97% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the September 30, 2014 market interest rate would increase interest expense under our term loan facility by approximately $2.9 million on an annual basis. Once LIBOR exceeds 1%, every 100 basis point increase would add $12.8 million of annual interest expense under our term loan facility.
On October 23, 2014, we executed two spot starting 3% interest rate caps (maturing in October 2018) covering a total notional value of $750 million to further mitigate our exposure to increasing interest rates on our variable rate term loans. See Item I, Note 19 Subsequent Events for further information.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2014, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	November 6, 2014	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Underwriting Agreement, dated as of August 11, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K dated August 11, 2014).

10.2	Form of Option and Restricted Stock Unit Agreement pursuant to the Rexnord Corporation 2012 Performance Incentive Plan.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X