Form 10-Q
period 2014-12-31
Rexnord Corp
filed 2015-02-04
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2015
Rexnord Corporation Common Stock, $0.01 par value per share	101,709,387 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2015, or fiscal 2015, means the period from April 1, 2014 to March 31, 2015 and the third quarters of fiscal 2015 and 2014 mean the fiscal quarters ended December 31, 2014 and December 28, 2013, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$394.9	$339.0
Receivables, net	316.2	368.3
Inventories, net	382.0	359.7
Other current assets	51.1	53.8
Total current assets	1,144.2	1,120.8
Property, plant and equipment, net	414.8	440.9
Intangible assets, net	571.4	592.6
Goodwill	1,168.4	1,150.7
Insurance for asbestos claims	36.0	36.0
Other assets	46.3	42.5
Total assets	$3,381.1	$3,383.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$25.4	$29.0
Trade payables	199.3	241.1
Compensation and benefits	51.1	61.4
Current portion of pension and postretirement benefit obligations	5.7	5.8
Other current liabilities	127.7	112.2
Total current liabilities	409.2	449.5

Long-term debt	1,930.4	1,943.0
Pension and postretirement benefit obligations	172.7	147.7
Deferred income taxes	209.9	207.1
Liability for asbestos claims	36.0	36.0
Other liabilities	56.7	38.1
Total liabilities	2,814.9	2,821.4

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 102,600,004 at December 31, 2014 and 102,055,058 at March 31, 2014	1.0	1.0
Additional paid-in capital	883.6	872.7
Retained deficit	(229.8)	(281.3)
Accumulated other comprehensive loss	(81.9)	(23.8)
Treasury stock at cost; 900,904 shares at December 31, 2014 and March 31, 2014	(6.3)	(6.3)
Total Rexnord stockholders' equity	566.6	562.3
Non-controlling interest	(0.4)	(0.2)
Total stockholders' equity	566.2	562.1
Total liabilities and stockholders' equity	$3,381.1	$3,383.5
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Net sales	$507.1	$489.1	$1,554.8	$1,512.3
Cost of sales	325.3	307.9	997.4	957.4
Gross profit	181.8	181.2	557.4	554.9
Selling, general and administrative expenses	130.2	99.2	338.6	311.2
Restructuring and other similar charges	4.2	1.8	9.0	4.8
Amortization of intangible assets	13.6	12.7	40.8	37.8
Income from operations	33.8	67.5	169.0	201.1
Non-operating expense:
Interest expense, net	(21.9)	(22.2)	(66.4)	(86.4)
Loss on the extinguishment of debt	—	—	—	(133.2)
Other expense, net	(10.6)	(4.2)	(14.2)	(10.3)
Income (loss) from operations before income taxes	1.3	41.1	88.4	(28.8)
(Benefit) provision for income taxes	(0.9)	12.5	37.1	(18.5)
Net income (loss)	$2.2	$28.6	$51.3	$(10.3)
Non-controlling interest loss	—	(0.1)	(0.2)	(0.5)
Net income (loss) attributable to Rexnord	$2.2	$28.7	$51.5	$(9.8)

Net income (loss) per share:
Basic	$0.02	$0.29	$0.51	$(0.11)
Diluted	$0.02	$0.28	$0.49	$(0.11)
Net income (loss) per share attributable to Rexnord:
Basic	$0.02	$0.29	$0.51	$(0.10)
Diluted	$0.02	$0.28	$0.49	$(0.10)
Weighted-average number of shares outstanding (in thousands)
Basic	101,695	97,843	101,461	97,513
Effect of dilutive equity awards	3,090	3,317	3,053	—
Diluted	104,785	101,160	104,514	97,513

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Net income (loss) attributable to Rexnord	$2.2	$28.7	$51.5	$(9.8)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22.5)	(2.7)	(46.4)	5.2
Unrealized (loss) income on interest rate derivatives, net of tax	(3.2)	0.1	(5.6)	0.1
Change in pension and other postretirement defined benefit plans, net of tax	(5.5)	(0.3)	(6.1)	(0.8)
Other comprehensive (loss) income, net of tax	(31.2)	(2.9)	(58.1)	4.5
Non-controlling interest loss	$—	$(0.1)	(0.2)	(0.5)
Total comprehensive (loss) income	$(29.0)	$25.7	$(6.8)	$(5.8)
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 31, 2014	December 28, 2013
Operating activities
Net income (loss)	$51.3	$(10.3)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	44.1	42.8
Amortization of intangible assets	40.8	37.8
Amortization of deferred financing costs	1.6	2.1
Actuarial loss on pension and post retirement benefit obligations	31.4	—
Loss on dispositions of property, plant and equipment	6.1	1.3
Deferred income taxes	6.9	(30.2)
Other non-cash charges	8.3	0.8
Loss on debt extinguishment	—	133.2
Stock-based compensation expense	4.8	5.3
Changes in operating assets and liabilities:
Receivables	34.0	36.4
Inventories	(25.8)	(33.9)
Other assets	(6.1)	(5.2)
Accounts payable	(37.9)	(18.0)
Accruals and other	7.5	(68.7)
Cash provided by operating activities	167.0	93.4

Investing activities
Expenditures for property, plant and equipment	(32.1)	(31.6)
Acquisitions, net of cash acquired	(62.0)	(112.0)
Proceeds from dispositions of long-lived assets	5.7	—
Cash used for investing activities	(88.4)	(143.6)

Financing activities
Proceeds from borrowings of long-term debt	—	1,934.8
Repayments of long-term debt	(14.9)	(1,938.2)
Proceeds from borrowings of short-term debt	10.2	6.9
Repayments of short-term debt	(13.6)	(162.1)
Payment of deferred financing fees	—	(17.1)
Payment of early redemption premium on long-term debt	—	(109.9)
Proceeds from exercise of stock options	1.0	1.8
Third party investment in non-controlling interest	—	0.4
Excess tax benefit on exercise of stock options	5.1	3.9
Cash used for financing activities	(12.2)	(279.5)
Effect of exchange rate changes on cash and cash equivalents	(10.5)	(1.7)
Increase (decrease) in cash and cash equivalents	55.9	(331.4)
Cash and cash equivalents at beginning of period	339.0	524.1
Cash and cash equivalents at end of period	$394.9	$192.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2014
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

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2015 presentation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the method of adoption and the potential impact adoption will have on its consolidated financial statements.

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

2. Acquisitions and Divestiture
Fiscal Year 2015 Acquisitions

On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $42.0 million. The purchase price is comprised of $34.3 million that was paid at closing and $5.1 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016. Pursuant to the terms of the agreement, the Company is also contingently obligated to make additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Tollok, based in Ferrara, Italy, added complementary product lines to the Company's existing Process & Motion Control platform.

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

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates included above. The acquisitions of Green Turtle and Tollok were not material to the Company’s condensed consolidated financial statements. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the third quarter and nine months ended December 31, 2014 have not been presented because they are not significant to the Company's condensed consolidated statements of operations and financial position.

The fiscal 2015 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The initial purchase price allocations for these transactions resulted in non-tax deductible goodwill of $28.3 million, other intangible assets of $29.5 million and other net assets of $11.9 million. The purchase price allocations are preliminary and subject to final working capital and other valuation adjustments that will be completed within the one year period following the respective acquisition date.

Fiscal Year 2015 Divestiture

During the third quarter of fiscal 2015, the Company completed the previously announced review of strategic alternatives of its non-core business that manufactures ring gears and pinions (“Mill Products”) utilized in mining sector crushing machinery applications. Following the fulfillment of existing customer orders, the Company will discontinue the Mill Products operations and exit the business. The Mill Products business, which conducts its operations in the United States and Australia, is a component of the Process & Motion Control operating segment. In connection with its decision to discontinue the Mill Products operations, the Company executed two separate agreements to sell certain assets associated with the Mill Products business for aggregate cash consideration of approximately $9.5 million. During the third quarter of fiscal 2015, the Company received cash proceeds of $5.3 million representing the proceeds for the disposition of certain US based assets. The remaining proceeds, pertaining primarily to assets utilized in the Company's Australian operations, will be received upon closing of the second transaction (which is scheduled for late March 2015). During the third quarter of fiscal 2015, the Company recorded a net impairment loss of approximately $5.3 million to place its long-lived assets at net realizable value and record other exit related costs, which is recorded in other expense, net on the condensed consolidated statements of operations. Upon fulfillment of existing customer orders and closing the second transaction, the Company's Mill Products business will cease operations and place remaining assets with net realizable value of approximately $2.6 million as "available for sale." As a result of these events, the Company expects to present this business as a "discontinued operation" by March 31, 2015. In connection with this presentation change, the Company estimates a future loss of $3.0 million to $5.0 million associated with the allocation of the relative fair value of goodwill to the discontinued operation.
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

The fiscal 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During fiscal 2015, the Company adjusted the preliminary allocations for the Micro Precision and PGH purchase price, respectively, in connection with finalizing the valuation of each businesses' tradename and the time period the tradename will be utilized by the Company post-acquisition. The opening balance sheet has been adjusted to reflect these changes, which included an increase to goodwill of $1.8 million and a decrease to intangible assets of $1.8 million. The amortization expense recognized in historical periods was not materially impacted as a result of the adjustments to the purchase price allocations. The aggregate purchase price allocations for these transactions resulted in goodwill of $26.7 million ($24.6 million of tax deductible goodwill), other intangible assets of $23.3 million, property, plant and equipment of $36.7 million and other net assets of $25.3 million.

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

3. Restructuring and Other Similar Costs
During the third quarter and nine months ended December 31, 2014, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, impairment of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring costs during the three and nine months ended December 31, 2014 and December 28, 2013 by classification of operating segment (in millions):

	Restructuring Costs Three Months Ended December 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$2.4	$1.6	$—	$4.0
Lease termination and other costs	0.2	—	—	0.2
Total restructuring and other similar costs	$2.6	$1.6	$—	$4.2

	Restructuring Costs Nine Months Ended December 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$4.5	$2.9	$—	$7.4
Lease termination and other costs	0.8	0.8	—	1.6
Total restructuring and other similar costs	$5.3	$3.7	$—	$9.0

	Restructuring Costs Three Months Ended December 28, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.8	$—	$—	$0.8
Lease termination and other costs	1.0	—	—	1.0
Total restructuring and other similar costs	$1.8	$—	$—	$1.8

	Restructuring Costs Nine Months Ended December 28, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.5	$1.1	$0.8	$3.4
Lease termination and other costs	1.3	0.1	—	1.4
Total restructuring and other similar costs	$2.8	$1.2	$0.8	$4.8
The following table summarizes the activity in the Company's restructuring accrual for the nine months ended December 31, 2014 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring accrual, March 31, 2014 (1)	$3.7	$0.4	$4.1
Charges	7.4	1.6	9.0
Cash payments	(5.7)	(0.7)	(6.4)
Non-cash charges	—	(0.8)	(0.8)
Restructuring accrual, December 31, 2014 (1)	$5.4	$0.5	$5.9

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

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
The Company regularly reviews its deferred tax assets for recoverability and establishes valuation allowances based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for purposes of determining the proper balances of such valuation allowances. As a result of this review, the Company has previously established a partial valuation allowance against the deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as foreign tax credit (“FTC”) carryforwards. Future changes to the balances of these valuation allowances as a result of this continued review and analysis by the Company could result in a material impact to the financial statements for such period of change.
The income tax benefit was $0.9 million in the third quarter of fiscal 2015 compared to an income tax provision of $12.5 million in the third quarter of fiscal 2014. The effective income tax rate for the third quarter of fiscal 2015 was (69.2)% versus 30.4% in the third quarter of fiscal 2014. The income tax benefit, recognized on income before income taxes for the third quarter of fiscal 2015 was above the U.S. federal statutory rate of 35% primarily due to the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, in conjunction with the relatively low amount of income before income taxes. The effective income tax rate for the third quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% primarily due to the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
The income tax provision recorded in the first nine months of fiscal 2015 was $37.1 million compared to an income tax benefit of $18.5 million in the first nine months of fiscal 2014. The effective income tax rate for the first nine months of fiscal 2015 was 42.0% versus 64.2% in the first nine months of fiscal 2014. The effective income tax rate for the first nine months of fiscal 2015 was above the U.S. federal statutory rate of 35% primarily due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first nine months of fiscal 2014 was above the U.S. federal statutory rate of 35% primarily due to the accrual of a significant state tax benefit associated with the Company's August 2013 debt refinancing (see Note 11 Long-Term Debt), the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
At both December 31, 2014 and March 31, 2014, the Company had a $23.6 million liability for unrecognized net income tax benefits. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2014 and March 31, 2014, the total amount of gross, unrecognized income tax benefits included $10.1 million and $9.9 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties as income tax expense during the nine months ended December 31, 2014. The Company recognized $0.4 million of net interest and penalties as income tax benefit during the nine months ended December 28, 2013.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Internal Revenue Service is currently conducting fieldwork relating to an income tax examination of the Company's U.S. federal income tax return for the tax year ended March 31, 2013. During the first quarter of fiscal 2014, the Company completed an examination of its Italian corporate income tax returns for the tax years ended March 31, 2008 through March 31, 2011. Similarly, during the second quarter of fiscal 2014, the Company completed an examination of certain German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2006 through March 31, 2010. The Company paid approximately $0.7 million and $0.4 million upon the conclusion of the Italian and German examinations, respectively. However, these amounts did not have a negative financial statement impact to the company as the amounts were either previously reserved as an unrecognized tax benefit or appropriately accounted for as a deferred tax item. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's condensed consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2012, state and local income tax examinations for years ending prior to fiscal 2011 or significant foreign income tax examinations for years ending prior to fiscal 2010. With respect to the Company's U.S. federal NOL carryforward, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009, 2010 and 2011 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.
5. Earnings per Share
Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding equity awards to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the third quarter and nine months ended December 31, 2014 excludes equity awards to acquire 1,164,710 and 1,175,116 shares due to their anti-dilutive effect, respectively. The computation for diluted net income per share for the third quarter ended December 28, 2013 excludes 2,108,690 options to purchase shares due to their anti-dilutive effect. For the nine months ended December 28, 2013 all options to purchase shares of common stock were excluded from the computation of diluted loss per share because the net loss in the period caused all potentially dilutive options to be anti-dilutive.
6. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest (1)	Total Stockholders’ Equity
Balance at March 31, 2014	$—	$1.0	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
Total comprehensive income (loss)	—	—	—	51.5	(58.1)	—	(0.2)	(6.8)
Stock-based compensation expense	—	—	4.8	—	—	—	—	4.8
Exercise of stock options, net of shares surrendered	—	—	1.0	—	—	—	—	1.0
Tax benefit on stock option exercises	—	—	5.1	—	—	—	—	5.1
Balance at December 31, 2014	$—	$1.0	$883.6	$(229.8)	$(81.9)	$(6.3)	$(0.4)	$566.2
____________________
(1) Represents a 49% non-controlling interest in a Water Management joint venture. See Note 2 Acquisitions and Divestiture for additional information.

7. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2014 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2014	$(1.7)	$7.8	$(29.9)	$(23.8)
Other comprehensive loss before reclassifications	(5.6)	(46.4)	(9.2)	(61.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	3.1	3.1
Net current period other comprehensive loss	(5.6)	(46.4)	(6.1)	(58.1)
Balance at December 31, 2014	$(7.3)	$(38.6)	$(36.0)	$(81.9)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income (loss) during the three and nine months ended December 31, 2014 (in millions):

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(1.5)	Selling, general and administrative expenses
Lump sum settlement (See Note 15)	6.5	6.5	Selling, general and administrative expenses
Provision for income taxes	(2.3)	(1.9)
Total net of tax	$3.7	$3.1

8. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2014	March 31, 2014
Finished goods	$158.7	$150.1
Work in progress	71.1	73.5
Purchased components	86.4	76.2
Raw materials	64.1	58.0
Inventories at First-in, First-Out ("FIFO") cost	380.3	357.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	1.7	1.9
	$382.0	$359.7

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 31, 2014 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2014	$904.0	$197.6	$1.9	$94.4	$3.7	$297.6
Purchase price allocation adjustments	1.8	(3.1)	1.3	—	—	(1.8)
Acquisitions	8.4	—	4.9	14.2	—	19.1
Amortization	—	—	(0.7)	(22.8)	(0.8)	(24.3)
Currency translation adjustment	(4.0)	(1.0)	(0.1)	(0.5)	—	(1.6)
Net carrying amount as of December 31, 2014	$910.2	$193.5	$7.3	$85.3	$2.9	$289.0
Water Management
Net carrying amount as of March 31, 2014	$246.7	$140.8	$—	$147.0	$7.2	$295.0
Acquisitions	19.9	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.2)	(14.6)	(1.7)	(16.5)
Currency translation adjustment	(8.4)	(3.2)	—	(3.3)	—	(6.5)
Net carrying amount as of December 31, 2014	$258.2	$137.6	$1.4	$136.4	$7.0	$282.4
Consolidated
Net carrying amount as of March 31, 2014	$1,150.7	$338.4	$1.9	$241.4	$10.9	$592.6
Purchase price allocation adjustments	1.8	(3.1)	1.3	—	—	(1.8)
Acquisitions	28.3	—	6.5	21.5	1.5	29.5
Amortization	—	—	(0.9)	(37.4)	(2.5)	(40.8)
Currency translation adjustment	(12.4)	(4.2)	(0.1)	(3.8)	—	(8.1)
Net carrying amount as of December 31, 2014	$1,168.4	$331.1	$8.7	$221.7	$9.9	$571.4

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2014 and March 31, 2014 are as follows (in millions):

		December 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.2	$(30.3)	$9.9
Customer relationships (including distribution network)	12 years	602.0	(380.3)	221.7
Tradenames	6 years	9.7	(1.0)	8.7
Intangible assets not subject to amortization - tradenames		331.1	—	331.1
		$983.0	$(411.6)	$571.4

		March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(27.8)	$10.9
Customer relationships (including distribution network)	12 years	584.3	(342.9)	241.4
Tradenames	7 years	2.0	(0.1)	1.9
Intangible assets not subject to amortization - tradenames		338.4	—	338.4
		$963.4	$(370.8)	$592.6
Intangible asset amortization expense totaled $13.6 million and $40.8 million for the third quarter and nine months ended December 31, 2014. Intangible asset amortization expense totaled $12.7 million and $37.8 million for the third quarter and nine months ended December 28, 2013.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $54.9 million in fiscal year 2015 (inclusive of $40.8 million of amortization expense recognized in the nine months ended December 31, 2014), $55.5 million in fiscal year 2016, $36.4 million in fiscal year 2017, $25.1 million in fiscal year 2018, and $24.9 million in fiscal year 2019.

During the third quarter ended December 31, 2014, the Company completed its annual evaluation of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2014	March 31, 2014
Customer advances	$8.6	$8.1
Sales rebates	27.1	22.7
Commissions	6.7	7.9
Restructuring and other similar charges (1)	5.9	4.1
Product warranty (2)	7.1	8.6
Risk management (3)	9.5	9.1
Interest payable	5.8	—
Legal and environmental	2.9	4.5
Deferred income taxes	16.4	10.9
Taxes, other than income taxes	6.1	9.5
Income taxes payable	7.1	11.2
Other	24.5	15.6
	$127.7	$112.2
____________________

(1)	See more information related to the restructuring obligations within Note 3 Restructuring and Other Similar Costs.

(2)	See more information related to the product warranty obligations within Note 14 Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2014	March 31, 2014
Term loan (1)	$1,909.5	$1,921.9
New Market Tax Credit (2)	37.4	37.4
8.875% senior notes due 2016	1.3	1.3
Other (3)	7.6	11.4
Total	1,955.8	1,972.0
Less current maturities	25.4	29.0
Long-term debt	$1,930.4	$1,943.0
____________________

(1)	Includes an unamortized original issue discount of $16.1 million and $18.3 million at December 31, 2014 and March 31, 2014, respectively.

(2)
In connection with the New Market Tax Credit incentive program, the Company also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other Assets on the condensed consolidated balance sheets as of December 31, 2014 and March 31, 2014.

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
The proceeds of the Term Loan were used to (i) repay in full the $786.2 million aggregate principal amount of existing term loans then-outstanding under the former credit agreement, together with accrued interest thereon, (ii) retire (through a cash tender offer and redemption) all of the 8.50% Senior Notes due 2018 (the “8.50% Notes”) and (iii) pay related fees and expenses. The Company accounted for these transactions in accordance with ASC 470-50, Debt Modifications and

Extinguishments (“ASC 470-50”). In the second quarter of fiscal 2014, the Company recognized a $129.2 million loss on the debt extinguishment which was comprised of a $109.9 million bond tender premium paid to holders of the 8.50% Notes as a result of the tender offer and redemption, third party transaction costs of $5.3 million and a $14.0 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt.

In the first quarter of fiscal 2014, the Company made a $150.0 million prepayment on the former term loan facility and recognized a related pre-tax loss of $4.0 million in accordance with ASC 470-50 which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $3.2 million of deferred financing fees and net original issue discount associated with the extinguished debt.

At December 31, 2014, borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the Term Loan are subject to a leverage-based pricing grid. In the event the Company's first lien leverage ratio is less than 3.25 to 1.0, its applicable margin on the Term Loan borrowings would decrease twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.62 to 1.0 as of December 31, 2014.

As of December 31, 2014, the remaining mandatory principal payments prior to maturity on the Term Loan were $107.2 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020.
No amounts were borrowed under the revolving credit facility at December 31, 2014 or March 31, 2014; however, $27.7 million and $29.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at December 31, 2014 and March 31, 2014, respectively.
As of December 31, 2014, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.0.
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
At December 31, 2014, the Company's available borrowing capacity under the Program was $93.0 million, based on the current accounts receivables balance subject to the Program. As of December 31, 2014, Funding was in compliance with all applicable covenants and performance ratios contained in the RFAA.

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
Interest Rate Derivatives
During fiscal 2014, the Company entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin

(inclusive of a 1% LIBOR floor). The interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. The interest rate swaps have been designated as effective cash flow hedges in accordance with ASC 815.
During the third quarter of fiscal 2015, the Company entered into two interest rate caps in order to mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as effective cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has effectively hedged approximately 73% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.
The fair values of the Company's interest rate derivatives are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the condensed consolidated balance sheets related to the Company's interest rate derivatives within the tables below.
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
Fair value of derivatives designated as hedging instruments under ASC 815:

	December 31, 2014	March 31, 2014	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$11.3	$2.7	Other long-term liabilities
	Asset Derivatives
Interest rate caps	$5.3	$—	Other long-term assets

Fair value of derivatives not designated as hedging instruments under ASC 815:

	December 31, 2014	March 31, 2014	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.3	$0.1	Other current assets
The following table indicates the location and the amount of gains or losses associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of December 31, 2014, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of (loss) gain recognized in accumulated other comprehensive (loss) income on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	December 31, 2014	March 31, 2014
Interest rate swaps	$(7.0)	$(1.7)
Interest rate caps	0.3	$—

		Amount recognized in other expense, net		Amount recognized in other expense, net
Derivative instruments not designated as hedging instruments under ASC 815	Condensed Consolidated Statements of Operations Classification	Third Quarter Ended		Nine Months Ended
		December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Foreign currency forward contracts	Other income, net	$0.3	$0.1	$0.4	$0.2

The Company expects to reclassify approximately $2.6 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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

Fair Value of Derivative Instruments
The Company transacts in foreign currency forward contracts, interest rate swaps, and interest rate caps, which are impacted by ASC 820. The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates. The fair value of interest rate swaps and interest rate caps is based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the nine months ended December 31, 2014 and March 31, 2014. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of December 31, 2014 and March 31, 2014 (in millions):

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$5.3	$—	$5.3
Foreign currency forward contracts	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$5.6	$—	$5.6

Liabilities:
Interest rate swaps	$—	$11.3	$—	$11.3
Total liabilities at fair value	$—	$11.3	$—	$11.3

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$2.7	$—	$2.7
Total liabilities at fair value	$—	$2.7	$—	$2.7
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2014 and March 31, 2014 due to the short-term nature of those instruments. The fair value of long-term debt as of December 31, 2014 and March 31, 2014 was approximately $1,933.3 million and $1,995.1 million, respectively. The fair value is based on quoted market prices for the same issues.

Long-lived Assets and Intangible Assets
        Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held-for-sale or when there is a determination that the asset is impaired. Intangible assets (which include patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available that resides within Level 3 of the fair value hierarchy, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. During the third quarter of fiscal 2015, the Company recorded a net impairment loss of approximately $5.3 million to place its long-lived assets at net realizable value and record other exit related costs, which is recorded in other expense, net on the condensed consolidated statements of operations. During the fourth quarter of fiscal 2015, the Company's Mill Products business will cease operations and the Company will place remaining assets with net realizable value of approximately $2.6 million as "available for sale." The impairment loss recognized was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. See Note 2 Acquisitions and Divestiture for additional information.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period from April 1, 2014 through December 31, 2014	Period from April 1, 2013 through December 28, 2013
Balance at beginning of period	$8.6	$8.8
Acquired obligations	—	0.2
Charged to operations	0.9	1.4
Claims settled	(2.4)	(2.6)
Balance at end of period	$7.1	$7.8
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

•
Multiple lawsuits (with approximately 700 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are numerous individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2014, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 24,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of December 31, 2014, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years to be approximately $36.0 million, of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $36.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next ten years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2014, is approximately $248.4 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $172.4 million of aggregate liabilities.
As of December 31, 2014, the Company had a recorded receivable from its insurance carriers of $36.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $248.4 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $248.4 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Pension Benefits:
Service cost	$0.3	$0.4	$1.1	$1.4
Interest cost	7.0	7.8	22.4	22.5
Expected return on plan assets	(6.8)	(7.6)	(22.2)	(23.0)
Amortization of:
Prior service cost	—	—	0.1	0.2
Settlement	6.5	—	6.5	—
Recognition of actuarial losses	24.9	—	24.9	—
Net periodic benefit cost	$31.9	$0.6	$32.8	$1.1
Other Postretirement Benefits:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.3	0.3	0.9	0.9
Amortization:	—		—
Prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit credit	$(0.2)	$(0.2)	$(0.5)	$(0.5)

During the first nine months of fiscal 2015 and 2014, the Company made contributions of $6.5 million and $6.4 million, respectively, to its U.S. qualified pension plan trusts.
The corridor is 10% of the higher of the pension benefit obligation or the fair value of the plan assets. In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above the corridor are immediately recognized in the Company's operating results. This adjustment is typically recorded annually in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any off-cycle re-measurement event.

See Note 16 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K for further information regarding retirement benefits.

Lump Sum Settlement
During the second quarter of fiscal 2015, the Company offered approximately 4,500 inactive participants in its domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and a total of $65.0 million was paid to electing participants during the third quarter of fiscal 2015. As a result of the settlement, the Company performed an off-cycle re-measurement of the plan assets and benefit obligations of the domestic non-union defined benefit plan. The settlement and corresponding re-measurement of the domestic non-union defined benefit plan resulted in the recognition of non-cash actuarial losses during the third quarter of fiscal 2015 of $6.5 million associated with the lump-sum settlement and $24.9 million associated with the re-measurement of plan assets and liabilities as of December 31, 2014, which included the adoption of revised mortality tables (RP 2014) and the mortality improvement scale (MP 2014) issued by the Society of Actuaries in October 2014.

Other Recent Developments
In October 2014, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). In conjunction with the off-cycle re-measurement as a result of the lump sum settlement in the third quarter of fiscal 2015, the Company adopted the revised mortality tables and mortality improvement scale for the domestic non-union defined benefit plan, which resulted in the recognition of significant non-cash actuarial losses mentioned above. The Company will adopt the revised mortality tables and mortality improvement scale for the remaining U.S. defined benefit plans in connection with the annual year-end re-measurement of these plans, which could be material to the Company's financial position and results of operations.

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

For the three and nine months ended December 31, 2014, the Company recorded $2.1 million and $4.8 million of stock-based compensation expense, respectively. For the three and nine months ended December 28, 2013, the Company recorded $1.8 million and $5.3 million of stock-based compensation expense, respectively. As of December 31, 2014, there was $19.2 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 3.4 years.

Stock Options
During the nine months ended December 31, 2014, the Company granted 1,110,101 stock options to certain of the Company's officers, employees, and directors which vest over a weighted-average term of four years. The fair value of each option granted under the Plan during the nine months ended December 31, 2014 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Nine Months Ended December 31, 2014
Expected option term (in years)	7.1
Expected volatility factor	26%
Weighted-average risk-free interest rate	2.14%
Expected dividend rate	0.0%
Stock option fair value	$9.36
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

The following table presents the Company's stock option activity during the first nine months of fiscal 2015 and 2014, respectively:

	Period from April 1, 2014 through December 31, 2014		Period from April 1, 2013 through December 28, 2013
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	8,652,834	$10.79	9,450,197	$9.85
Granted	1,110,101	28.52	912,440	19.15
Exercised	(637,359)	5.63	(917,856)	6.16
Canceled/Forfeited	(403,280)	21.10	(409,151)	19.91
Outstanding at end of period (1)	8,722,296	$12.95	9,035,630	$10.72
Exercisable at end of period (2)	4,825,226	$5.57	5,187,147	$5.22
______________________

(1)	The weighted average remaining contractual life of options outstanding at December 31, 2014 is 5.2 years.

(2)	The weighted average remaining contractual life of options exercisable at December 31, 2014 is 2.8 years.

Restricted Stock Units
During the nine months ended December 31, 2014, the Company granted 55,350 restricted stock units to certain of its officers and employees. Restricted stock units granted during the nine months ended December 31, 2014 vest ratably over four years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. The weighted-average grant date fair value of the restricted stock units granted and outstanding under the Plan for the nine months ended December 31, 2014 was $29.24 per unit.
17. Related Party Transactions
Under the Stockholders Agreements with affiliates of Apollo Management and George Sherman, in certain circumstances the Company is obligated to register with the Securities and Exchange Commission shares owned by those stockholders and bear related expenses of offerings by them. In the third quarter and nine months ended December 31, 2014, the Company effected such registrations and paid offering expenses (excluding underwriting discounts and commissions, which were paid by the selling stockholders) on behalf of Apollo affiliates; such costs were $0.2 million and $0.5 million, respectively. In the third quarter and nine months ended December 28, 2013, such costs were $0.0 million and $1.0 million, respectively. As a result of the transaction completed in the third quarter of fiscal 2015, Apollo affiliates no longer own shares of the Company's outstanding common stock.

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

Business Segment Information:
(in Millions)

	Third Quarter Ended		Nine Months Ended
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$162.4	$155.6	$493.8	$487.3
Aftermarket	146.5	145.2	431.4	439.9
Total Process & Motion Control	308.9	300.8	925.2	927.2
Water Management:
Water safety, quality, flow control and conservation	122.2	107.9	394.9	346.3
Water infrastructure	76.0	80.2	234.7	238.8
Total Water Management	198.2	188.3	629.6	585.1
Consolidated net sales	$507.1	$489.1	$1,554.8	$1,512.3
Income (loss) from operations
Process & Motion Control	$51.9	$55.5	$155.9	$166.2
Water Management	20.8	19.3	68.9	59.8
Corporate	(38.9)	(7.3)	(55.8)	(24.9)
Consolidated income from operations	$33.8	$67.5	$169.0	$201.1
Non-operating expense:
Interest expense, net	$(21.9)	$(22.2)	$(66.4)	$(86.4)
Loss on the extinguishment of debt	—	—	—	(133.2)
Other expense, net	(10.6)	(4.2)	(14.2)	(10.3)
Income (loss) from operations before income taxes	1.3	41.1	88.4	(28.8)
(Benefit) provision for income taxes	(0.9)	12.5	37.1	(18.5)
Net income (loss)	2.2	28.6	51.3	(10.3)
Non-controlling interest loss	—	(0.1)	(0.2)	(0.5)
Net income (loss) attributable to Rexnord	$2.2	$28.7	$51.5	$(9.8)
Depreciation and amortization
Process & Motion Control	$18.6	$17.3	$56.4	$52.5
Water Management	9.4	9.4	28.5	28.1
Consolidated depreciation and amortization	$28.0	$26.7	$84.9	$80.6
Capital expenditures
Process & Motion Control	$8.2	$9.4	$25.4	$23.7
Water Management	2.7	2.9	6.7	7.9
Consolidated capital expenditures	$10.9	$12.3	$32.1	$31.6

	December 31, 2014	March 31, 2014
Total assets
Process & Motion Control	$2,318.0	$2,251.7
Water Management	1,044.6	1,039.0
Corporate	18.5	92.8
Consolidated total assets	$3,381.1	$3,383.5

19. Subsequent Events

On January 12, 2015, the Company acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a total cash purchase price of approximately $77 million. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex adds complementary product lines to the Company's existing Process & Motion Control platform. The Company's financial position and results from operations will include Euroflex subsequent to January 12, 2015. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2014 and during the period from April 1, 2014 through December 31, 2014, there has been no material change to this information.
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

Acquisition of Tollok S.p.A

On October 30, 2014, we acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $42.0 million. The purchase price is comprised of $34.3 million that was paid at closing and $5.1 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016. Pursuant to the terms of the agreement, we are also contingently obligated to make additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Tollok, based in Ferrara, Italy, added complementary product lines to our existing Process & Motion Control platform.

Acquisition of Green Turtle
On April 15, 2014, we acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million, excluding transaction costs and net of cash acquired. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadened the product portfolio of the our existing Water Management platform.

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

Divestiture of Mill Products
During the third quarter of fiscal 2015, we completed the previously announced review of strategic alternatives of our non-core business that manufactures ring gears and pinions (“Mill Products”) utilized in mining sector crushing machinery applications. Following the fulfillment of existing customer orders, we will discontinue the Mill Products operations and exit the business. The Mill Products business, which conducts its operations in the United States and Australia, is a component of our Process & Motion Control operating segment. In connection with our decision to discontinue the Mill Products operations, we executed two separate agreements to sell certain assets associated with the Mill Products business for aggregate cash consideration of approximately $9.5 million. During the third quarter of fiscal 2015, we received cash proceeds of $5.3 million representing the proceeds for the disposition of certain US based assets. The remaining proceeds, pertaining primarily to assets utilized in our Australian operations, will be received upon closing of the second transaction (which is scheduled for late March 2015). During the third quarter of fiscal 2015, the Company recorded a net impairment loss of approximately $5.3 million to place its long-lived assets at net realizable value and record other exit related costs, which is recorded in other expense, net on the condensed consolidated statements of operations. Upon fulfillment of existing customer orders and closing the second transaction, our Mill Products business will cease operations and place remaining assets with net realizable value of approximately $2.6 million as "available for sale." As a result of these events, we expect to present this business as a "discontinued operation" by March 31, 2015. In connection with this presentation change, we estimate a future loss of $3.0 million to $5.0 million associated with the allocation of the relative fair value of goodwill to the discontinued operation.
For further clarity, certain discussions below exclude the following comparative financial statement impacts of Mill Products on our results from operations.

	Third Quarter Ended		Nine Months Ended
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Net sales	$10.0	$11.0	$23.1	$38.8
Cost of sales	9.7	8.7	22.4	29.9
Gross profit	0.3	2.3	0.7	8.9
Selling, general and administrative expenses	0.3	0.5	1.1	2.2
Restructuring and other similar charges	1.9	—	1.9	—
(Loss) income from operations	(1.9)	1.8	(2.3)	6.7

Retirement Benefits
Lump Sum Settlement
During the second quarter of fiscal 2015, we offered approximately 4,500 inactive participants in the domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and a total of $65.0 million was paid to electing participants during the third quarter of fiscal 2015. As a result of the settlement, we performed an off-cycle re-measurement of the plan assets and benefit obligations of the domestic non-union defined benefit plan. The settlement and corresponding re-measurement of the domestic non-union defined benefit plan resulted in the recognition of non-cash actuarial losses during the third quarter of fiscal 2015 of $6.5 million associated with the lump-sum settlement and $24.9 million associated with the re-measurement of plan assets and liabilities as of December 31, 2014, which included the adoption of revised mortality tables (RP 2014) and the mortality improvement scale (MP 2014) issued by the Society of Actuaries in October 2014.

Other Recent Developments
In October 2014, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). In conjunction with the off-cycle re-measurement as a result of the lump sum settlement in the third quarter of fiscal 2015, we adopted the revised mortality tables and mortality improvement scale for the domestic non-union defined benefit plan, which resulted in the recognition of significant non-cash actuarial losses mentioned above. We will adopt the revised mortality tables and mortality improvement scale for the remaining U.S. defined benefit plans in connection with the annual year-end re-measurement of these plans, which could be material to our financial position and results of operations.

Subsequent Events

On January 12, 2015, we acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a total cash purchase price of approximately $77 million. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings, used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex adds complementary product lines to our existing Process & Motion Control platform. Our financial position and results from operations will include Euroflex subsequent to January 12, 2015.

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 1, 2014 through December 31, 2014 as the “third quarter of fiscal 2015” or the “third quarter ended December 31, 2014.” Similarly, we refer to the period from September 29, 2013 through December 28, 2013 as the “third quarter of fiscal 2014” or the “third quarter ended December 28, 2013.”

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
Third Quarter Ended December 31, 2014 Compared with the Third Quarter Ended December 28, 2013:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2014	December 28, 2013	Change	% Change
Process & Motion Control	$308.9	$300.8	$8.1	2.7%
Water Management	198.2	188.3	9.9	5.3%
Consolidated	$507.1	$489.1	$18.0	3.7%
Process & Motion Control
Process & Motion Control net sales increased 3% from the prior year to $308.9 million in the third quarter of fiscal 2015. Excluding a 4% favorable impact from acquisitions, partially offset by a 2% adverse impact from foreign currency translation, core net sales increased 1% as expected but moderating declines in our bulk material handling end-market and soft global demand in our beverage sector, were more than offset by the modest overall growth we experienced across the majority of our end-markets.
Water Management
Water Management net sales increased 5% from the prior year to $198.2 million in the third quarter of fiscal 2015. Core net sales also grew 5% year-over-year as a 3% favorable impact from acquisitions was offset by a 3% unfavorable impact from foreign currency. Our core growth in the third quarter reflected favorable demand trends across the majority of our end-markets and expected quarterly variability in large project shipments.

Income from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2014	December 28, 2013	Change	% Change
Process & Motion Control	$51.9	$55.5	$(3.6)	(6.5)%
% of net sales	16.8%	18.5%	(1.7)%
Water Management	20.8	19.3	1.5	7.8%
% of net sales	10.5%	10.2%	0.3%
Corporate	(38.9)	(7.3)	(31.6)	(432.9)%
Consolidated	$33.8	$67.5	$(33.7)	(49.9)%
% of net sales	6.7%	13.8%	(7.1)%
Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2015 was $51.9 million, or 16.8% of net sales. Income from operations as a percentage of net sales decreased 170 basis points in the third quarter of fiscal 2015 as a result of higher year-over-year costs associated with our pending exit of Mill Products, the adverse mix impact of softer global demand in our beverage sector, as well as incremental investments in market expansion initiatives.
Water Management
Water Management income from operations was $20.8 million for the third quarter of fiscal 2015. Operating margin was 10.5% of net sales, an increase of 30 basis points year-over-year which reflects the benefit of volume growth and on-going cost reduction initiatives, as well as RBS-driven productivity gains and efficiencies.
Corporate
Corporate expenses were $38.9 million and $7.3 million in the third quarter of fiscal 2015 and 2014, respectively. Corporate expenses increased during the third quarter of fiscal 2015 as a result of a $31.4 million non-cash actuarial pension loss recorded in connection with a lump sum distribution made to certain inactive participants who voluntarily accepted our previously announced settlement offer. See Item I, Note 15 Retirement Benefits for more information.
Interest expense, net
Interest expense, net was $21.9 million in the third quarter of fiscal 2015 compared to $22.2 million in the third quarter of fiscal 2014.
Other expense, net
Other expense, net for the third quarter of fiscal 2015, consisted of foreign currency transaction losses of $3.7 million, a $5.4 million loss on the sale of property, plant and equipment primarily related to the $5.3 million loss associated with the impairment and recognition of other disposal costs in connection with the pending exit of Mill Products and other miscellaneous expenses of $1.5 million. Other expense, net for the third quarter of fiscal 2014, consisted of foreign currency losses of $1.7 million, a $0.2 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $2.3 million.
(Benefit) provision for income taxes
The income tax benefit was $0.9 million in the third quarter of fiscal 2015 compared to an income tax provision of $12.5 million in the third quarter of fiscal 2014. The effective income tax rate for the third quarter of fiscal 2015 was (69.2)% versus 30.4% in the third quarter of fiscal 2014. The income tax benefit, recognized on the income before income taxes, for the third quarter of fiscal 2015 was above the U.S. federal statutory rate of 35% primarily due to the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, in conjunction with the relatively low amount of income before income taxes. The effective income tax rate for the third quarter of fiscal 2014 was below the U.S. federal statutory rate of 35% primarily due to the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
On a quarterly basis, we review and analyze our valuation allowances associated with deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as foreign tax credit (“FTC”) carryforwards. In conjunction with this analysis, we weigh both positive and negative evidence for purposes of determining the proper balances of such valuation allowances. Future changes to these balances as a result of our continued review and analysis could result in a material impact to the financial statements for such period of change.

Net income
Our net income for the third quarter of fiscal 2015 was $2.2 million, compared to net income of $28.6 million in the third quarter of fiscal 2014, as a result of the factors described above. Diluted income per share was $0.02 in the third quarter of fiscal 2015, as compared to $0.28 in the third quarter of fiscal 2014.

Nine Months Ended December 31, 2014 Compared with the Nine Months Ended December 28, 2013:

Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2014	December 28, 2013	Change	% Change
Process & Motion Control	$925.2	$927.2	$(2.0)	(0.2)%
Water Management	629.6	585.1	44.5	7.6%
Consolidated	$1,554.8	$1,512.3	$42.5	2.8%
Process & Motion Control
Process & Motion Control net sales were $925.2 million in the first nine months of fiscal 2015 and $927.2 million in the first nine months of fiscal 2014. Excluding the $15.7 million year-over-year decline related to Mill Products, Process & Motion Control net sales increased 2% as a 4% increase in net sales from acquisitions was partially offset by a 1% adverse impact from foreign currency translation and a 2% decline in core net sales due to the expected decline in sales to our bulk material-handling end-markets driven by the lower backlog going into fiscal 2015 and softer than anticipated global demand in our beverage sector.
Water Management
Water Management net sales increased 8% from the prior year to $629.6 million in the first nine months of fiscal 2015. Core net sales increased 6% as a 3% favorable impact from acquisitions was partially offset by a 1% unfavorable impact from foreign currency translation. Our core growth in the first nine months of fiscal 2015 reflected favorable demand trends across the majority of our end-markets and expected quarterly variability in large project shipments.

 Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2014	December 28, 2013	Change	% Change
Process & Motion Control	$155.9	$166.2	$(10.3)	(6.2)%
% of net sales	16.9%	17.9%	(1.0)%
Water Management	68.9	59.8	9.1	15.2%
% of net sales	10.9%	10.2%	0.7%
Corporate	(55.8)	(24.9)	(30.9)	(124.1)%
Consolidated	$169.0	$201.1	$(32.1)	(16.0)%
% of net sales	10.9%	13.3%	(2.4)%
Process & Motion Control
Process & Motion Control income from operations for the first nine months of fiscal 2015 was $155.9 million, or 16.9% of net sales. Income from operations as a percentage of net sales decreased 100 basis points in the first nine months of fiscal 2015 as the current year was adversely impacted by reduced volume leverage and higher costs associated with our pending exit of Mill Products combined with incremental investments to fund market expansion initiatives, incremental restructuring charges and the recognition of higher year-over-year depreciation, amortization and inventory fair value adjustments in connection with our recently completed acquisitions. Excluding those items in all periods, income from operations as a percentage of net sales increased 30 basis points as a result of core operational improvements.

Water Management
Water Management income from operations was $68.9 million for the first nine months of fiscal 2015, or 10.9% of net sales. Income from operations as a percentage of net sales increased 70 basis points in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. On-going cost reduction initiatives as well as RBS-driven productivity gains and efficiencies delivered by the Rexnord Business System generated approximately 120 basis points of operating margin improvement year-over-year that were partially offset by incremental restructuring charges and inventory fair value adjustments related to the acquisition of Green Turtle.
Corporate
Corporate expenses were $55.8 million and $24.9 million in the first nine months of fiscal 2015 and 2014, respectively. Corporate expenses increased during the first nine months of fiscal 2015 as a result a $31.4 million non-cash actuarial pension loss recorded in connection with a lump sum distribution made to certain inactive participants who voluntarily accepted our previously announced settlement offer. See Item I, Note 15 Retirement Benefits for more information. This increase was partially offset by lower year-over-year corporate restructuring costs.
Interest expense, net
Interest expense, net was $66.4 million in the first nine months of fiscal 2015 compared to $86.4 million in the first nine months of fiscal 2014. The year-over-year decrease in interest expense was primarily the result of the full retirement of our 8.50% Notes and the refinancing of our term loan facility during the second quarter of fiscal 2014. As a result of those transactions, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points.
Loss on extinguishment of debt
In the first nine months of fiscal 2014, we completed a re-pricing of our then-outstanding term loan facilities, a re-financing of our term loan facility and a full retirement of our then outstanding 8.50% Notes. In the first nine months of fiscal 2014, we recognized a $133.2 million loss in accordance with ASC 470-50 on the debt extinguishments which was comprised of a $109.9 million bond tender premium paid to holders as a result of the tender offer and redemption, third party transaction costs of $6.1 million and a $17.2 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. We had no such charges in the first nine months of fiscal 2015.
Other expense, net
Other expense, net for the first nine months of fiscal 2015, consisted of foreign currency transaction losses of $4.4 million, a $6.1 million loss on the sale of property, plant and equipment primarily related to the $5.3 million loss associated with the impairment and recognition of other disposal costs in connection with the pending exit of Mill Products and other miscellaneous expenses of $3.7 million. Other expense, net for the first nine months of fiscal 2014, consisted of foreign currency transaction losses of $3.0 million, a $1.3 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $6.0 million.
Provision (benefit) for income taxes
The income tax provision recorded in the first nine months of fiscal 2015 was $37.1 million compared to an income tax benefit of $18.5 million in the first nine months of fiscal 2014. The effective income tax rate for the first nine months of fiscal 2015 was 42.0% versus 64.2% in the first nine months of fiscal 2014. The effective income tax rate for the first nine months of fiscal 2015 was above the U.S. federal statutory rate of 35% primarily due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign related branch losses for U.S. income tax purposes as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first nine months of fiscal 2014 was above the U.S. federal statutory rate of 35% primarily due to the accrual of a significant state tax benefit associated with the Company’s August 2013 debt refinancing (see Item 1, Note 11 Long-Term Debt), the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
On a quarterly basis, we review and analyze our valuation allowances associated with deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as foreign tax credit (“FTC”) carryforwards. In conjunction with this analysis, we weigh both positive and negative evidence for purposes of determining the proper balances of such valuation allowances. Future changes to these balances as a result of our continued review and analysis could result in a material impact to the financial statements for such period of change.

Net income (loss)
Our net income for the first nine months of fiscal 2015 was $51.3 million, compared to a net loss of $10.3 million in the first nine months of fiscal 2014, as a result of the factors described above. Diluted income per share was $0.51 in the first nine months of fiscal 2015, as compared to a diluted loss per share of $0.11 in the first nine months of fiscal 2014.

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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the nine months ended December 31, 2014 of $301.4 million and net income for the same period of $51.3 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (3.62 to 1.0 at December 31, 2014). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2014 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 28, 2013	Year ended March 31, 2014	Nine months ended December 31, 2014	Twelve months ended December 31, 2014
Net (loss) income	$(10.3)	$29.6	$51.3	$91.2
Interest expense, net	86.4	109.1	66.4	89.1
Income tax (benefit) provision	(18.5)	(7.4)	37.1	48.2
Depreciation and amortization	80.6	108.5	84.9	112.8
EBITDA	$138.2	$239.8	$239.7	$341.3
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	—	2.7	31.4	34.1
Restructuring and other similar charges (1)	4.8	8.7	9.0	12.9
Loss on extinguishment of debt (2)	133.2	133.2	—	—
Stock-based compensation expense	5.3	7.0	4.8	6.5
LIFO expense (3)	1.3	4.8	0.2	3.7
Impact of inventory fair value adjustment	0.4	1.7	2.1	3.4
Other expense, net (4)	10.3	15.1	14.2	19.0
Subtotal of adjustments to EBITDA	$155.3	$173.2	$61.7	$79.6
Adjusted EBITDA	$293.5	$413.0	$301.4	$420.9
Pro forma adjustment for acquisitions (5)				$6.4
Pro forma Adjusted EBITDA				$427.3
Senior secured bank indebtedness (6)				$1,545.0
Net first lien leverage ratio (7)				3.62x
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

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)	Other expense, net for the periods indicated, consists of:

(in millions)	Nine months ended December 28, 2013	Year ended March 31, 2014	Nine months ended December 31, 2014	Twelve months ended December 31, 2014
Loss on sale of property, plant and equipment	$1.3	$2.3	$6.1	$7.1
Loss on foreign currency transactions	3.0	3.9	4.4	5.3
Other expense	6.0	8.9	3.7	6.6
Total	$10.3	$15.1	$14.2	$19.0

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Tollok and Green Turtle as permitted by our credit agreement. The pro forma adjustment includes the period from December 28, 2013 through the date of each acquisition. See Item 1, Note 2 Acquisitions and Divestiture for more information.

(6)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $364.5 million (as defined by the credit agreement) at December 31, 2014. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

(7)	The credit agreement defines the net first lien leverage ratio as the ratio of senior secured indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and availability of $93.0 million under our accounts receivable securitization program.
As of December 31, 2014, we had $394.9 million of cash and cash equivalents and $330.3 million of additional borrowing capacity ($237.3 million of available borrowings under our revolving credit facility and $93.0 million available under our accounts receivable securitization program). As of December 31, 2014, the available borrowings under our credit facility have been reduced by $27.7 million due to outstanding letters of credit. As of March 31, 2014, we had $339.0 million of cash and cash equivalents and approximately $335.9 million of additional borrowing capacity ($235.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities in the first nine months of fiscal 2015 was $167.0 million compared to $93.4 million in the first nine months of fiscal 2014. The increase in operating cash is primarily driven by a decrease in cash interest as a result of the August 2013 debt refinancing, partially offset by the investments we have made in working capital.
Cash used for investing activities was $88.4 million in the first nine months of fiscal 2015 compared to $143.6 million in the first nine months of fiscal 2014. We invested $32.1 million in capital expenditures in the first nine months of fiscal 2015 compared to $31.6 million in the first nine months of fiscal 2014. The use of cash in the first nine months of fiscal 2015 also included $62.0 million for the acquisitions of Tollok and Green Turtle (net of cash acquired), as compared to the use of $112.0 million for acquisitions in the first nine months of fiscal 2014. See Item 1, Note 2 Acquisitions and Divestiture for additional information.
Cash used for financing activities was $12.2 million in the first nine months of fiscal 2015 compared to $279.5 million in the first nine months of fiscal 2014. The cash used for financing activities in the first nine months of fiscal 2015 consisted of $14.6 million principal payments on our term loans and $3.7 million of other net payments. The first nine months of fiscal 2015 also includes $5.1 million related to the excess tax benefit on stock option exercises and $1.0 million of proceeds on stock option exercises. The cash used by financing activities in the first nine months of fiscal 2014 consisted of a $150.0 million prepayment of our then-outstanding term loan associated with the re-pricing of our term loan facility in April 2013. The cash used by financing activities also included a source of cash from the August 2013 refinancing of our term loan for $1,950.0 million (net of $19.5 million original issue discount) the proceeds of which were utilized to fully retire the previously outstanding $1,145.0 million of 8.50% Notes and $786.2 million of term loan and pay a $109.9 million tender premium to holders of the retired 8.50% Notes. The above transactions also included $17.1 million of related debt issue costs.
Indebtedness
As of December 31, 2014 we had $1,955.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2014	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,909.5	$19.5	$1,890.0
New Market Tax Credit (2)	37.4	—	37.4
8.875% senior notes due 2016	1.3	—	1.3
Other (3)	7.6	5.9	1.7
Total	$1,955.8	$25.4	$1,930.4
(1) Includes an unamortized original issue discount of $16.1 million at December 31, 2014.
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
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts, interest rate swaps and interest rate caps to cover known foreign currency transactions and interest rate fluctuations.
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
Approximately 34% and 33% of our sales originated outside of the United States in the third quarter and nine months ended December 31, 2014, respectively. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2014, stockholders' equity decreased by $46.4 million from March 31, 2014 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of December 31, 2014, the result would have decreased stockholders' equity by approximately $52.6 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At December 31, 2014, the Company had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.9 million increase in the fair value of foreign exchange forward contracts as of December 31, 2014.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2014, our outstanding borrowings under the term loan facility were $1,909.5 million (net of $16.1 million unamortized original issue discount) and bore an effective average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus 3.00%. During the third quarter of fiscal 2014 and fiscal 2015, we entered into three forward-starting interest rate swaps and two spot starting interest rate caps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). The interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 73% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the December 31, 2014 market interest rate would increase interest expense under our term loan facility by approximately $3.1 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $19 million of annual interest expense under our term loan facility.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 31, 2014, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

REXNORD CORPORATION

Date:	February 4, 2015	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1
Underwriting Agreement, dated as of November 12, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K dated November 12, 2014).

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