Form 10-K
period 2015-03-31
Rexnord Corp
filed 2015-05-20
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

247 Freshwater Way, Suite 300, Milwaukee, Wisconsin	53204
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 643-3000

4701 West Greenfield Avenue, Milwaukee, Wisconsin 53214
(Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of September 30, 2014, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $28.45 closing price on the New York Stock Exchange on September 30, 2014) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors, executive officers and by Apollo-entity stockholders - does not constitute an admission as to affiliate status) was approximately $2,422.0 million.

As of May 15, 2015, there were 101,816,857 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2016 annual meeting of stockholders, to be held on or about July 22, 2015, which proxy statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our indebtedness;

•	our competitive environment;

•	general economic and business conditions, market factors and our dependence on customers in cyclical industries;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	risks associated with international operations, which have increased in size due to our recent acquisitions;

•	the loss of any significant customer;

•	dependence on independent distributors;

•	increases in cost of our raw materials and our possible inability to increase product prices to offset such increases;

•	impact of weather on the demand for our products;

•	changes in technology and manufacturing techniques;

•	performance, and potential failure, of our information and data security systems;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	the costs associated with asbestos claims and other potential product liability;

•	the costs related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	our access to available and reasonable financing on a timely basis;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters; and

•	reliance on intellectual property;

•	work stoppages by unionized employees;

•	loss of key personnel;

•	changes in pension funding requirements;

•	potential impairment of goodwill and intangible assets;

•	certain rights of our principal stockholders and anti-takeover provisions in our charter documents;

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.

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
ITEM 1. BUSINESS.
General
Rexnord Corporation (“Rexnord”), a Delaware corporation, was incorporated in 2006 as a holding company for the businesses within our Process & Motion Control platform. Since then, we have expanded significantly, including the creation of our Water Management platform in 2007 by the acquisition of the Zurn Plumbing products business and, by means of acquisitions of other companies or operations. See “Acquisitions and Transactions” below for further information as to these transactions.
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” means Rexnord Corporation and its consolidated subsidiaries, including RBS Global and Rexnord LLC. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2015, or fiscal 2015, means the period from April 1, 2014 to March 31, 2015.

Additional Information

The address of our principal executive office is 247 Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (414) 643-3000. Our internet website address is www.rexnord.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The SEC's Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website at the above web address. Our internet website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.
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
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our footprint encompasses 45 principal Process & Motion Control manufacturing, warehouse and repair facilities and 27 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Our Platforms
Below is a summary of our net sales by segment and geographic region of origination (dollars in millions):

	Year Ended March 31, 2015
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$820.2	$229.8	$180.2	$1,230.2
% of net sales	66.7%	18.7%	14.6%	100.0%
Water Management	559.8	144.2	116.0	820.0
% of net sales	68.3%	17.6%	14.1%	100.0%
Consolidated	$1,380.0	$374.0	$296.2	$2,050.2
% of net sales	67.3%	18.2%	14.5%	100.0%
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
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring after market demand for our products. We estimate that approximately 48% of our Process & Motion Control net sales are to distributors, who primarily serve the end user/OEM after market demand for our products.
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
Gears
We are a leading manufacturer of gear drives for the heavy duty industrial market. Gear drives reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment. Our gear drives are used in a number of heavy duty industries. These primary industries include the natural resource extraction, steel, pulp and paper, chemical, forest and wood industries. We manufacture a wide range of heavy duty, medium and light duty gear drives used for bulk material handling, mixing, pumping and general gearing applications. We also operate a gear service and repair business through our Product Service group (PragerTM,, Renew® and Cline).

Couplings
Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be transmitted from one shaft to the other. Our couplings are sold to a variety of end-markets, including the petrochemical and refining, wood processing, chemical, power generation and natural resources industries. Couplings are comprised of the grid, flexible disc, elastomeric and gear product lines and are sold under the Steelflex®, Thomas®, Omega®, Rex®, Viva®, Wrapflex®, Lifelign®, True Torque®, Addax®, and Autogard® brand names.
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
Acquisitions and Divestitures
Rexnord has grown significantly in recent years by means of acquisitions. Information regarding some of our recent acquisitions and a joint venture, are included below. Our results of operations include the acquired operations subsequent to the respective acquisition dates included below. In addition to making acquisitions, we from time to time review our operations to determine whether it would be in our interest to dispose of non-core business units, and make strategic dispositions if and when appropriate. Information regarding recent divestitures are included below.

Process & Motion Control

Fiscal Year 2015
On January 12, 2015, we acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a total preliminary cash purchase price of $77.1 million, excluding transaction costs and net of cash acquired. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex added complementary product lines to the our existing Process & Motion Control platform.

On October 30, 2014, we acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $40.9 million. The purchase price is comprised of $33.4 million that was paid at closing and €4.0 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016. Pursuant to the terms of the agreement, we are also contingently obligated to make additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Tollok, based in Ferrara, Italy, added complementary product lines to our existing Process & Motion Control platform.

During fiscal 2015, we ceased operations on our non-core Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control operating segment. We received cash proceeds of $9.2 million for the disposition of certain US and Australian based assets. The Mill Products business generated a loss from operations of $8.0 million in fiscal 2015, inclusive of a $9.7 million charge associated with the disposition of certain U.S. and Australian based assets, which is presented on the consolidated Statement of Operations as a loss from discontinued operations, net of tax. We have no continuing involvement in the business subsequent to the sale and historical results are presented as a discontinued operation in our consolidated financial statements.

Fiscal Year 2014
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

Fiscal Year 2013
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

During fiscal 2013, we completed the sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control segment for a total sale price of $2.5 million. We recorded a pre-tax loss on disposal of approximately $0.5 million in fiscal 2013, which is presented on the consolidated Statement of Operations as a loss from discontinued operations, net of tax. We have no continuing involvement in the business subsequent to the sale and historical results are presented as a discontinued operation in our consolidated financial statements.

Fiscal Year 2012
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

During fiscal 2012 we sold substantially all of the net assets of a non-material, underperforming product line within our Process & Motion Control segment based in Germany for a total sale price of $4.5 million (the “divestiture”). We recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012.

Water Management

Fiscal Year 2015
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

Fiscal Year 2014
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

During fiscal 2014, we established a new French sales office for our Water Management platform to expand its European water and wastewater market presence via a joint venture between us and six external sales associates. We contributed an immaterial amount of capital to the joint venture. We have a 51% ownership stake and the new joint venture has been wholly-consolidated in our financial statements.

Fiscal Year 2013
During the third quarter of fiscal 2013, the Company completed the acquisition of a remaining minority interest in VAG-Valves India Private Limited and the acquisition of an independently owned VAG Holding GmbH (“VAG”) sales office in the United Kingdom for a cash purchase price of $1.4 million, net of cash acquired and excluding transactions costs.

Fiscal Year 2012
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

Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. While approximately 48% of our Process & Motion Control net sales are aftermarket, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,500 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.9%, 7.8%, and 7.4% of consolidated net sales during the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
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
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 and approximately 650 active United States and foreign patents, respectively, as of March 31, 2015. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 90 and approximately 90 active United States and foreign patents, respectively, as of March 31, 2015. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands.

Zurn's plumbing products are known in the industry for such innovation. During fiscal 2015, 2014, and 2013 our total investment in research, development and engineering was $38.8 million, $41.4 million, and $38.0 million, respectively, or approximately 2% of net sales.
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
Backlog
Our backlog of unshipped orders was $443 million and $430 million as of March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, approximately 13% of our backlog was scheduled to ship beyond fiscal 2016. Also, see Risk Factor titled “The loss or financial instability of any significant customer could adversely affect our business, financial condition, results of operations or cash flows.” within Part I Item 1A of this report for more information on the risks associated with backlog.
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
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns. See Risk Factor titled "General economic financial market weakness, as well as overall challenging market cycles may adversely affect our financial condition or results of operations” within Part I Item 1A of this report for more information on the risks associated with general economic conditions.

Employees
As of March 31, 2015, we had approximately 8,000 employees, of whom approximately 4,500 were employed in the United States. Approximately 500 of our United States employees are represented by labor unions. The five United States collective bargaining agreements to which we are a party have expiration dates between April 2015 and February 2018. Additionally, approximately 1,900 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
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
Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged company. As of March 31, 2015 we had $1,950.5 million of outstanding indebtedness. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives or other purposes;

•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our credit agreement and our other indebtedness;

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

Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2015, we had $1,905.4 million of floating rate debt under our senior secured credit facilities, of which $700 million was hedged with interest rate caps with a 3% LIBOR ceiling and $650 million was hedged with forward starting interest rate swaps with a weighted average of 2.55% (effective September 2015). The existing interest rate swaps and interest rate caps together have effectively hedged approximately 73% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%. Our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2015 market interest rate would increase interest expense under the senior secured credit facilities by approximately $3.4 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $22 million of annual interest expense under our term loan facility.
Also, in spite of the limitations in our credit agreement, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information about our indebtedness, see Part II Item 8, Note 11 Long-Term Debt to the consolidated financial statements.
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
General economic financial market weakness, as well as overall challenging market cycles may adversely affect our financial condition or results of operations.
Global economic and financial market conditions have been weak and/or volatile in recent years, and those conditions have affected our business operations. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations.
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve, such as the aerospace, energy and industrial equipment industries, are highly cyclical. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effects of economic downturns; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally would materially reduce our net sales and profitability.
For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, weather conditions, mortgage rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in commercial and residential construction, repair and remodeling sector. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, credit standards or unemployment could delay a recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in the form of substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results.

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
Our business is subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 33% of our total net sales in fiscal 2015 originated outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to international operations, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	foreign exchange controls;

•	compliance with export controls and trade compliance regulations;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	interest rates;

•	differences in business practices in various countries;

•	changes in regulatory requirements in countries in which we operate or make sales;

•	differing labor regulations; practices and standards;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions under U.S. tax laws and other laws on our ability to repatriate dividends from our foreign subsidiaries; and

•	exposure to liabilities under anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA").
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
We have certain customers that are significant to our business. During fiscal 2015, our top 20 customers accounted for approximately 34.9% of our consolidated net sales, and our largest customer accounted for 8.9% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. As of March 31, 2015, approximately 13% of our backlog was scheduled to ship beyond fiscal 2016.
We rely on independent distributors. Termination of one or more of our relationships with any of those independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,500 distributor locations nationwide; however, for fiscal 2015, approximately 25% of our Process & Motion

Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 15% of Process & Motion Control net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a significant role in determining which of our Process & Motion Control products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business also offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 90 third-party warehouses to distribute our products; however, for fiscal 2015, our three key independent distributors generated approximately 28% of our Water Management net sales with the largest accounting for 16% of Water Management net sales.
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
Increases in the cost or availability of raw materials could adversely affect our business, financial condition, results of operations or cash flows.
Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum products. We generally purchase our raw materials on the open market on a purchase order basis. These contracts generally have had one to five year terms and have contained competitive and benchmarking clauses intended to ensure competitive pricing. While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations, delays in the delivery of and potential unavailability of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.
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
Weather could adversely affect the demand for products in our Water Management platform and decrease its net sales
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial and hydropower applications. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the U.S. and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity, which could have a negative effect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.

We are subject to risks associated with changing technology, manufacturing techniques, distribution channels and business continuity, which could place us at a competitive disadvantage.
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
Utilizing a phased approach, we continue to update our ERP systems across both our Process & Motion Control and Water Management platforms. If these updates are unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance. Further, these updates may not result in the benefits we intend or be implemented on a timely basis.
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our suppliers and business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have an adverse effect our business, financial condition, results of operations or cash flows.

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

Certain subsidiaries are subject to litigation, including numerous asbestos and product liability claims, which could adversely affect our business, financial condition, results of operations or cash flows.
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
In addition, we may be subject to product liability claims in the event that the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
See Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements for additional details.
Inability to identify, or effectively integrate, acquisitions could adversely affect our business, financial condition, results of operations or cash flows.
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
We may be unable to realize intended benefits from our cost reduction, restructuring and divestiture efforts, and as a result our profitability may be hurt or our business otherwise might be adversely affected.
In order to operate more efficiently and control costs, we undertake from time to time restructuring plans, which include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also choose to divest operations which we no longer believe are additive or complementary to our platforms or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus and/or to address the impact of acquisitions on our overall manufacturing capacity. We may undertake further restructuring actions, workforce reductions or divestitures in the future. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.  In addition, as a result of such actions, we expect to incur restructuring expenses and other charges, which may be material, as well as other effects on our financial status. Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations and other aspects of our business.  Employee morale and productivity could also suffer or result in unintended employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, either of which could cause further disruption and additional unanticipated expense.

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
Our credit agreement contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of March 31, 2015, our first lien leverage ratio was 3.85x. Failure to comply with the leverage covenant of the credit agreement can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".
The restrictions contained in the credit agreement could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•	restrict our announced plans to repurchase shares of our common stock;

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
The inability to adequately protect intellectual property, or defend against infringement claims brought against us, could adversely affect our business.
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
Our failure to comply with third-party certification requirements and customer-driven policies and standards, including those related to social responsibility, could adversely affect our reputation, business and results of operations.
In addition to complying with applicable government regulations and requirements, prevailing industry standards, competitive pressures and/or our customers may require us to comply with further quality, social responsibility, or other business policies or standards, before customers and prospective customers commence, or continue, doing business with us. These expectations, policies and standards may be more restrictive than current laws and regulations as well as our own pre-existing policies; they may be customer-driven, established by the industry sectors in which we operate or imposed by third-party organizations.
Our compliance with these policies, standards and third party certification requirements could be costly and could in some cases require us to change the way in which we operate. In addition, if we fail to comply, we could experience an adverse effect on our customer relationships, reputation, operations and profitability.
Disruptions caused by labor disputes or organized labor activities could adversely affect our business or financial results.
As of March 31, 2015, we had approximately 8,000 employees, of whom approximately 4,500 were employed in the U.S. Approximately 500 of our U.S. employees are represented by labor unions. Additionally, approximately 1,900 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be affected in a material adverse manner. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our inability to attract and retain key personnel may adversely affect our business.
Our success depends on our ability to recruit, retain and develop highly-skilled management and key personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel, or to effectively implement successions to existing personnel. If we fail to retain and recruit the necessary personnel or arrange for successors to key personnel, our business could materially suffer.
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
Our goodwill and intangible assets are valued at an amount that is high relative to our total assets.
As of March 31, 2015, goodwill and intangible assets totaled $1,202.3 million and $587.7 million, respectively. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges and financial condition.

Our organizational documents may impede or discourage a takeover, which could deprive our stockholders of the opportunity to receive a premium for their shares.

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	having a classified board of directors;

•	establishing limitations on the removal of directors;

•	prohibiting cumulative voting in the election of directors;

•	empowering only the board to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

•	prohibiting stockholders from acting by written consent or calling a special meeting; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2015, we had 45 principal manufacturing, warehouse and repair facilities, 23 of which are located in North America, 11 in Europe, six in Asia, two in South America, one in Africa, and two in Australia, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Antigo, WI	Gear	120,000	Owned
Auburn, AL	Coupling	133,000	Leased
Clinton, TN	Industrial Bearings	180,000	Owned
Cudahy, WI	Special Components	100,000	Leased
Downers Grove, IL	Aerospace	220,000	Owned
Grafton, WI	Flattop	95,000	Owned
Grove City, OH	Warehouse	73,000	Leased
Indianapolis, IN	Industrial Bearings	527,000	Owned
Lincoln, NE	Coupling	34,000	Leased
Mexico City, Mexico	Warehouse and Gear	36,000	Leased
Milwaukee, WI	Gear	1,100,000	Owned
New Berlin, WI	Coupling	54,000	Owned
New Orleans, LA	Gear Repair	54,000	Owned
Rockford, IL	Coupling	16,000	Leased
Salt Lake City, UT	Warehouse	29,000	Leased
Simi Valley, CA (two facilities)	Aerospace	55,000	Leased
Stuarts Draft, VA	Gear	97,000	Owned
Taylors, SC	Warehouse	48,000	Leased
Toronto, Canada	Gear Repair	30,000	Leased
Toronto, Canada	Warehouse	33,000	Leased
Twinsburg, OH	Aerospace	46,000	Leased
West Milwaukee, WI	Industrial Chain	370,000	Owned

Europe
Betzdorf, Germany (two facilities)	Industrial Chain	200,000	Owned
Corregio, Italy	Flattop	81,000	Owned
Dortmund, Germany (two facilities)	Coupling	98,000	Owned/Leased
Ferrara, Italy	Coupling	161,000	Owned
Gloucestershire, England	Coupling	20,000	Leased
Gravenzande, Netherlands	Flattop	100,000	Leased
Hempstead, England (two facilities)	Aerospace	22,000	Leased
Mechelen, Belgium	Coupling	26,000	Leased

Asia
Changzhou, China	Gear and Coupling	206,000	Leased
Hyderabad, India (two facilities)	Coupling	57,000	Owned
Taicang, China	Flattop	28,000	Leased
Thane, India	Coupling	11,000	Leased
Toopran Village, India	Coupling	29,000	Owned

South America
Santiago, Chile	Gear Repair	15,000	Leased
Sao Leopoldo, Brazil	Industrial Chain	77,000	Owned

Africa
Chamdor, South Africa	Warehouse	80,000	Owned

Australia
Newcastle, Australia	Gear	65,000	Owned
Picton, Australia	Warehouse	23,000	Leased

Within Water Management, as of March 31, 2015, we had 27 principal manufacturing and warehouse facilities, 20 of which are located in North America, three in Europe, two in Asia, one in Africa, and one in Australia, as set forth below:

Facility Location	Product/Use	Size (square feet)	Owned/Leased

North America
Abilene, Texas	Commercial Brass	177,000	Owned
Calgary, Canada	Warehouse	19,000	Leased
Carrollton, Texas	Warehouse	84,000	Leased
Commerce, Texas	PEX	175,000	Owned
Cranberry TWP., Pennsylvania	Water and Wastewater	37,000	Owned
Elkhart, Indiana	PEX	110,000	Owned
Erie, Pennsylvania	Specification Drainage	210,000	Leased
Erie, Pennsylvania	Specification Drainage	119,000	Owned
Harborcreek, Pennsylvania	Specification Drainage/PEX	91,000	Leased
Levittown, Pennsylvania	Manufacturing/Warehouse	67,000	Leased
Mars, Pennsylvania	Water and Wastewater	63,000	Owned
Mississauga, Ontario (two facilities)	Warehouse	54,000	Leased
Mississauga, Ontario	Water and Wastewater	46,000	Leased
Norcross, Georgia	Warehouse	96,000	Leased
Ontario, California	Warehouse	115,000	Leased
Orange, Massachusetts	Water and Wastewater	250,000	Owned
Paso Robles, California	Water Control	158,000	Owned
Sanford, North Carolina	Commercial Brass	78,000	Owned
Sanford, North Carolina	Warehouse	24,000	Leased

Europe
Hodonin, Czech Republic	Water and Wastewater	1,240,000	Owned
Mannheim, Germany	Water and Wastewater	356,000	Leased
Warsaw, Poland	Warehouse	71,000	Leased

Asia
Secunderabad, India	Water and Wastewater	79,000	Owned
Taicang, China	Water and Wastewater	265,000	Leased

Africa
Kyalami, South Africa	Warehouse	22,000	Leased

Australia
Broadmeadows, Australia	Warehouse	29,000	Leased
We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Part II Item 8, Note 19 Commitments and Contingencies to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	44	President, Chief Executive Officer and Director	2009
Mark W. Peterson	43	Senior Vice President and Chief Financial Officer	2011
Thomas Babacan	45	Group Executive, President-VAG	2014
Rodney Jackson	45	Senior Vice President-Business and Corporate Development	2014
Donald J. Nelson	54	Group Executive, President-Aerospace	2014
George J. Powers	48	Chief Human Resources Officer	2015
Craig G. Wehr	50	Group Executive, President - Zurn	2013
Patricia M. Whaley	56	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	48	Group Executive, President - Power Transmission	2014
Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
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
Thomas Babacan became President of our VAG Group in March 2014. Prior to joining Rexnord, Mr. Babacan held a number of leadership roles with increasing levels of complexity and responsibility with the Oerlikon Group, a leading high-tech industrial group specializing in machine and plant engineering, including as Chief Executive Officer of Oerlikon Textile from 2009 to 2011, Chief Operating Officer of OC Oerlikon Management AG from 2008 to 2011 and Chief Executive Officer of Oerlikon Leybold Vacuum GmbH from 2005 to 2008. From 2012 to 2014, Mr. Babacan served as an independent consultant and advisor to various companies and private equity firms, including as Chairman of the Advisory Board of Sympatex Holding GmbH, a leading global supplier of high tech functional materials in clothing, footwear, accessories, protective workwear and technical applications, as a Senior Advisor to Deutsche Invest Equity Partners GmbH, a private equity investment firm, and as a Senior Advisor to goetzpartners, a corporate advisory firm.
Rodney Jackson became Senior Vice President – Business & Corporate Development in October 2014. Prior to joining Rexnord, Mr. Jackson was a member of Danaher Corporation’s Corporate Development team, most recently as Vice President of Corporate Development and M&A lead for its product identification and motion platforms. Prior to joining Danaher in 2007, Mr. Jackson served in various roles of increasing responsibility with Pentair and worked in investment banking at Goldman Sachs. Mr. Jackson started his career at Arthur Andersen.
Donald J. Nelson became President of our Aerospace Group in July 2014. Mr. Nelson served in various positions with Rexnord from 2006 to 2011, including as Vice President / General Manager – Aerospace and Vice President / General Manager – Gear Group. From 2012 to 2014 Mr. Nelson served as President – Autolite Spark Plugs, a division of the UCI-FRAM Group, a manufacturer of automotive OE and Aftermarket parts before returning to Rexnord to become the President of our Aerospace Group in 2014. Mr. Nelson holds a BS degree in Aerospace Engineering and an MBA in Marketing.
George J. Powers became our Chief Human Resources Officer in January 2015. Prior to joining Rexnord, Mr. Powers served in various positions with Schneider Electric, a global energy management company, since 1993, most recently as Senior Vice President, Human Resources – Global Solutions Division, from 2013 to 2015, and as Senior Vice President, Human Resources & Administration – North America Operating Division from 2008 to 2012.

Craig G. Wehr became President of our Zurn Group in 2013. Mr. Wehr previously served in various positions with Zurn Industries LLC since 1993, including as Vice President / General Manager of Zurn Specification Drain Operations from 2011 to 2012 and as Zurn Group Vice President of Sales and Marketing from 2007 to 2011.
Patricia M. Whaley became our Vice President, General Counsel and Secretary in 2002. Ms. Whaley previously served in various legal positions of increasing responsibility with Rexnord and its prior parent corporations, including as Division Senior Counsel for the Automation Systems Division of Invensys plc and corporate counsel for BTR Inc.
Kevin J. Zaba became President of our Power Transmission Group in July 2014. Prior to joining Rexnord, Mr. Zaba served in various positions with Rockwell Automation, Inc. since 2004, most recently as Vice President – Solutions, Services & Sales in 2014, as Vice President / General Manager – Control & Visualization Products Business from 2011 to 2014 and as Managing Director – Systems and Solutions Asia Pacific Region from 2008 to 2011.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN” since March 29, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2014	High	Low
First quarter	$21.21	$15.88
Second quarter	$20.97	$17.05
Third quarter	$26.95	$19.73
Fourth quarter	$30.94	$25.50

Fiscal 2015	High	Low
First quarter	$30.25	$25.08
Second quarter	$29.88	$26.22
Third quarter	$29.95	$24.89
Fourth quarter	$28.36	$24.20

As of May 15, 2015, there were 101,816,857 shares of our common stock outstanding held by 10 holders of record. We believe the number of beneficial owners of our common stock exceeds 1,000.
Dividend Policy
We did not pay any dividends in fiscal 2015 or 2014. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. In addition, our credit agreement limits our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.
Issuer Purchases of Equity Securities
In February 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. As of March 31, 2015, we had not repurchased any shares of common stock through the Repurchase Program.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the Russell 2000 Index, for the three-year period ended March 31, 2015 (since our initial public offering). We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Rexnord. The graph assumes the value of the investment in our common stock and each index was $100 on March 30, 2012 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/12	3/13	3/14	3/15
Rexnord Corporation	$100.00	$100.62	$137.35	$126.49
S&P 500 Index	$100.00	$111.41	$132.93	$146.82
Russell 2000 Index	$100.00	$114.60	$141.28	$150.88

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2015, or fiscal 2015, means the period from April 1, 2014 to March 31, 2015. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2015 (1)	Year Ended March 31, 2014 (2)	Year Ended March 31, 2013 (3)	Year Ended March 31, 2012 (4)	Year Ended March 31, 2011
Statements of Operations:
Net sales	$2,050.2	$2,034.3	$1,943.5	$1,882.6	$1,624.9
Cost of sales	1,304.0	1,280.9	1,226.9	1,202.7	1,036.3
Gross profit	746.2	753.4	716.6	679.9	588.6
Selling, general and administrative expenses	415.1	419.1	398.4	375.6	324.3
Zurn PEX loss contingency (5)	—	—	10.1	—	—
Restructuring and other similar costs	12.9	8.4	8.6	6.8	—
Actuarial loss on pension and postretirement benefit obligations	59.4	2.7	5.5	9.1	—
Amortization of intangible assets	55.1	50.8	51.1	50.9	48.6
Income from operations	203.7	272.4	242.9	237.5	215.7
Non-operating (expense) income:
Interest expense, net	(87.9)	(109.1)	(153.3)	(176.2)	(180.8)
Loss on the extinguishment of debt (6)	—	(133.2)	(24.0)	(10.7)	(100.8)
Loss on divestiture (7)	—	—	—	(6.4)	—
Other (expense) income, net (8)	(7.2)	(15.1)	(2.9)	(7.1)	1.1
Income (loss) from continuing operations before income taxes	108.6	15.0	62.7	37.1	(64.8)
Provision (benefit) for income taxes	16.8	(10.0)	15.4	6.5	(10.6)
Net income (loss) from continuing operations	91.8	25.0	47.3	30.6	(54.2)
(Loss) income from discontinued operations, net of tax (9)	(8.0)	4.6	2.8	(0.7)	2.9
Net income (loss)	83.8	29.6	50.1	29.9	(51.3)
Non-controlling interest loss	—	(0.6)	—	—	—
Net income (loss) attributable to Rexnord	$83.8	$30.2	$50.1	$29.9	$(51.3)
Net income (loss) per share from continuing operations (10):
Basic	$0.90	$0.25	$0.49	$0.46	$(0.81)
Diluted	$0.88	$0.25	$0.47	$0.42	$(0.81)
Net (loss) income per share from discontinued operations:
Basic	$(0.08)	$0.05	$0.03	$0.01	$0.04
Diluted	$(0.08)	$0.05	$0.03	$0.01	$0.04
Net income (loss) per share attributable to Rexnord:
Basic	$0.82	$0.31	$0.52	$0.45	$(0.77)
Diluted	$0.80	$0.30	$0.50	$0.41	$(0.77)
Weighted-average number of shares outstanding:
Basic	101,530	98,105	95,972	66,751	66,757
Effect of dilutive stock options	3,197	3,213	3,894	5,314	—
Diluted	104,727	101,318	99,866	72,065	66,757

Other Data:
Net cash provided by (used for):
Operating activities	245.9	190.8	144.5	139.3	164.5
Investing activities	(177.3)	(163.8)	(81.8)	(324.2)	(35.5)
Financing activities	(17.4)	(210.3)	165.7	93.2	(6.9)
Depreciation and amortization of intangible assets	112.2	106.9	110.9	112.7	104.6
Capital expenditures	48.8	52.2	60.1	58.5	37.6

	March 31,
(in millions)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$370.3	$339.0	$524.1	$298.0	$391.0
Working capital (11)	681.7	689.1	655.5	566.6	503.2
Total assets	3,412.5	3,383.5	3,473.8	3,290.9	3,099.7
Total debt (12)	1,950.5	1,972.0	2,131.6	2,423.7	2,314.1
Stockholders’ equity (deficit)	552.7	562.1	428.5	(80.8)	(88.2)
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2015 reflects the acquisition of Green Turtle subsequent to April 15, 2014, Tollok subsequent to October 30, 2014 and Euroflex subsequent to January 12, 2015. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

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

(5)
In the year ended March 31, 2013, we recognized a $10.1 million incremental charge related to a legal settlement reached in connection with litigation associated with alleged failure or anticipated failure of Zurn brass fittings.

(6)	See Item 8 Note 11 Long-Term Debt for further information regarding our loss on debt extinguishment.

(7)
On July 19, 2011, we sold substantially all of the net assets of a non-material business based in Germany. The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012.

(8)
Other (expense) income, net includes the impact of foreign currency transactions, sale of property, plant and equipment, and other miscellaneous expenses and income. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations for further information.

(9)
In fiscal 2015, we discontinued the operations and exited our non-core business that manufactures ring gears and pinions (“Mill Products”) utilized for crushing machinery applications in the mining sector. In fiscal 2013, we completed the sale of a non-core engineered chain business located in Shanghai, China. Accordingly, the results of operations have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

(10)
Our initial public offering closed on April 3, 2012. Therefore, the common stock issued in connection with the initial public offering is not included in the outstanding shares as of March 31, 2012 or any prior date.

(11)	Working capital represents total current assets less total current liabilities.

(12)	Total debt represents long-term debt, net of an unamortized original issue discount, plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisition of Cline Acquisition Corporation ("Cline"), Klamflex Pipe Couplings Ltd. ("Klamflex"), Micro Precision Gear Technology ("Micro Precision"), L.W. Gemmell ("LWG"), Precision Gear Holdings, LLC ("PGH"), Green Turtle Technologies Ltd., Green Turtle Americas Ltd., and Filamat Composites Inc. (collectively "Green Turtle"), Tollok S.p.A. ("Tollok"), Euroflex Transmissions (India) Private Limited ("Euroflex") and the divestiture of a non-material, underperforming business (the "divestiture"). Our financial performance includes Cline subsequent to December 13, 2012, Klamflex subsequent to April 26, 2013, Micro Precision subsequent to August 21, 2013, LWG subsequent to August 30, 2013, PGH subsequent to December 16, 2013, Green Turtle subsequent to April 15, 2014, Tollok subsequent to October 30, 2014, Euroflex subsequent to January 12, 2015 and excludes the divestiture subsequent to July 19, 2011. Accordingly, the discussion and analysis does not reflect the impact of Cline, Klamflex, Micro Precision, LWG, PGH, Green Turtle, Tollok and Euroflex transactions prior to, and does not include the divestiture subsequent to, the respective closing date.
In addition, the following discussion of results of operations and financial condition exclude our former non-core business that manufactured ring gears and pinions utilized for crushing machinery applications in the mining sector ("Mill Products") and our former non-core engineered chain business located in Shanghai, China. We exited the Mill Products business during fiscal 2015 and accordingly all results of operations and financial condition associated with Mill Products have been reclassified to discontinued operations. The non-core engineered chain business located in Shanghai, China was discontinued during fiscal 2013 accordingly the results of operations and financial condition associated with this business were reclassified to discontinued operations during fiscal 2013.
You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2015, or fiscal 2015, means the period from April 1, 2014 to March 31, 2015.
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
Overview. This section provides a description of the current events impacting the fiscal 2015 results of operations.
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2015 and 2014 in each case as compared to the prior period's performance.
Non-GAAP Financial Measures. This section provides an explanation of certain Non-GAAP financial measures we use.
Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement require us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2015, 2014 and 2013, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2015.
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
The largest component of our cost of sales is cost of materials, which represented approximately 35% of net sales in fiscal 2015. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 15% of net sales in fiscal 2015.
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
Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2015, 2014 and 2013 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no other significant post-shipment obligations.
Receivables. Receivables are stated net of allowances for doubtful accounts of $16.8 million at March 31, 2015 and $6.4 million at March 31, 2014. We evaluate the collectability of our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the Consolidated Statements of Operations.
Since our fiscal 2012 acquisition of VAG, we have delivered multiple water infrastructure projects to a long-standing state-owned water utility customer located in Venezuela (transactions were denominated in Euros). While we continued to receive payments from the customer during fiscal 2015, we have experienced a general slowdown in cash collections which can primarily be attributed to constrained sovereign liquidity and foreign currency controls resulting from the increased political, civil and economic instability in Venezuela. During the fourth quarter of fiscal 2015, we established a reserve of approximately $9.1 million for all outstanding receivables from that customer as of March 31, 2015.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 61% of the Company’s total inventories as of March 31, 2015 and 2014 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $5.2 million, $3.8 million and $4.9 million, during fiscal 2015, 2014 and 2013, respectively.
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
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management's evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of March 31, 2015 and 2014, our liability for unrecognized tax benefits was $26.6 million and $23.6 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses ("NOL"), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we continue to maintain a partial valuation allowance against our deferred tax assets relating to certain foreign and state net operating loss carryforwards and determined that our prior valuation allowance related to certain foreign tax credit carryforwards is no longer required. As of March 31, 2015 and 2014, valuation allowances of $25.0 million and $54.4 million were recorded against our deferred tax assets. The decrease in valuation allowances was primarily due to a change in management's view that the realization of certain foreign tax credit and state NOL carryforwards is now deemed more-likely-than-not. See Item 8 Note 17 Income Taxes for additional information.
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
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2015 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements
In March 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for us in the first quarter of fiscal 2016. As this guidance is a prospective change, adoption of this standard is not expected to have a material impact on the our results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for our first quarter of fiscal 2017 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the method of adoption and the potential impact adoption will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact adoption of this standard will have on our consolidated financial statements.

Overview
Restructuring and Other Similar Costs
During fiscal 2015, we continued to execute various restructuring actions initiated in prior fiscal years. These restructuring actions were implemented to reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and refinement of our overall product portfolio. The restructuring actions primarily resulted in workforce reductions, lease terminations and other facility rationalization costs. We recorded restructuring charges of $12.9 million during fiscal 2015. We expect to continue executing initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reduction, lease termination, and other facility rationalization costs. Our restructuring plans are preliminary and related expenses are not yet estimable.
We recorded restructuring charges of $8.4 million and $8.6 million during the fiscal years ended March 31, 2014 and March 31, 2013, respectively, primarily consisting of severance costs related to workforce reductions and the consolidation of certain facilities.

Acquisitions
On January 12, 2015, we acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a total preliminary cash purchase price of $77.1 million, excluding transaction costs and net of cash acquired. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex added complementary product lines to the our existing Process & Motion Control platform.

On October 30, 2014, we acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $40.9 million. The purchase price is comprised of $33.4 million that was paid at closing and €4.0 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016. Pursuant to the terms of the agreement, we are also contingently obligated to make additional consideration payments, not to exceed €3.0 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Tollok, based in Ferrara, Italy, added complementary product lines to our existing Process & Motion Control platform.

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
Discontinued Operations
During fiscal 2015, we ceased operations on our non-core Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control operating segment. We received cash proceeds of $9.2 million for the disposition of certain US and Australian based assets. The Mill Products business generated a loss from operations of $8.0 million in fiscal 2015, inclusive of a $9.7 million charge associated with the disposition of certain U.S. and Australian based assets, which is presented on the consolidated Statement of Operations as a loss from discontinued operations, net of tax. We have no continuing involvement in the business subsequent to the sale and historical results are presented as a discontinued operation in our consolidated financial statements.
Retirement Benefits
In October 2014, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). In performing the annual re-measurement of our pension and other post-retirement obligations in fiscal 2015, the adoption of newly issued mortality tables and mortality improvement scale and lower discount rates resulted in the recognition of $52.9 million of non-cash actuarial losses.

In addition, during fiscal 2015 we offered approximately 4,500 inactive participants in the domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and a total of $65.0 million was paid to electing participants in fiscal 2015. The settlement and corresponding re-measurement of the domestic non-union defined benefit plan resulted in the recognition of non-cash actuarial losses during fiscal 2015 of $6.5 million.

Results of Operations
Fiscal Year Ended March 31, 2015 Compared with the Fiscal Year Ended March 31, 2014:
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	Change	% Change
Process & Motion Control	$1,230.2	$1,238.2	$(8.0)	(0.6)%
Water Management	820.0	796.1	23.9	3.0%
Consolidated	$2,050.2	$2,034.3	$15.9	0.8%

Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2015 decreased 0.6% from the prior year to $1,230.2 million. Core net sales (which excludes 3% growth from acquisitions and a 2% adverse impact from foreign currency translation) decreased 2% year-over-year as the expected declines in our bulk material handling end-market and soft global demand in the beverage sector more than offset moderate sales growth in the majority of our other end-markets.
Water Management
Water Management net sales for the year ended March 31, 2015 increased 3% from the prior year to $820.0 million. Core net sales (which excludes 2% growth from acquisitions and a 3% adverse impact from foreign currency translation) also increased 4% as a result of favorable demand trends across the majority of our end-markets, partially offset by the unexpected delay of shipments for certain large water infrastructure projects and the weather delayed seasonal ramp-up of new construction activity in our fiscal 2015 fourth quarter.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	Change	% Change
Process & Motion Control	$219.6	$237.7	$(18.1)	(7.6)%
% of net sales	17.9%	19.2%	(1.3)%
Water Management	79.0	72.2	6.8	9.4%
% of net sales	9.6%	9.1%	0.5%
Corporate	(94.9)	(37.5)	(57.4)	(153.1)%
Consolidated	$203.7	$272.4	$(68.7)	(25.2)%
% of net sales	9.9%	13.4%	(3.5)%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2015 was $219.6 million compared to $237.7 million for fiscal 2014. Operating income as a percentage of net sales decreased 130 basis points to 17.9% primarily related to incremental restructuring charges, the recognition of higher year-over-year depreciation, amortization and inventory fair value adjustments in connection with our recently completed acquisitions and incremental investments to fund market expansion initiatives.
Water Management
Water Management income from operations for fiscal 2015 was $79.0 million compared to $72.2 million in fiscal 2014. Operating income as a percentage of net sales increased 50 basis points in fiscal 2015 compared to fiscal 2014. On-going cost reduction initiatives as well as RBS-driven productivity gains and efficiencies generated approximately 200 basis points of operating margin improvement year-over-year that were partially offset by the negative impact of a $10.0 million charge to establish reserves for accounts receivable and inventory exposures related to a Venezuelan customer, incremental restructuring charges and the recognition of higher year-over-year depreciation, amortization and inventory fair value adjustments in connection with our recently completed acquisitions.
Corporate
Corporate expenses were $94.9 million in fiscal 2015 compared to $37.5 million in fiscal 2014. The year-over-year increase was primarily driven by the recognition of $59.4 million non-cash actuarial pension and other postretirement loss in fiscal 2015 compared to the recognition of $2.7 million of non-cash actuarial losses in fiscal 2014. The recognition of higher non-cash actuarial losses in fiscal 2015 was driven primarily by the adoption of the updated mortality assumptions released by the Society of Actuaries in fiscal 2015, lower discount rates used in performing our annual re-measurement of our pension and post-retirement obligations and the previously announced lump sum settlement of our domestic non-union defined benefit plan. See Item 8, Note 16 Retirement Benefits to the consolidated financial statements for additional information.
Interest expense, net
Interest expense, net was $87.9 million in fiscal 2015 compared to $109.1 million in fiscal 2014. The year-over-year reduction in interest expense is primarily the result of the retirement of our 8.50% senior notes due 2018 (the "8.50% Notes") and the refinancing of our term loan facility in the second quarter of fiscal 2014. As a result of these transactions, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points. See Item 8, Note 11 Long-Term Debt to the consolidated financial statements for more information.

Loss on extinguishment of debt
In fiscal 2014, we completed a re-pricing of our then-outstanding term loan facilities, a re-financing of our term loan facility and a full retirement of our then outstanding 8.50% Notes. In fiscal 2014, we recognized a $133.2 million loss in accordance with ASC 470-50 on the extinguished debt which was comprised of a $109.9 million bond tender premium paid to holders as a result of the tender offer and redemption, third party transaction costs of $6.1 million and a $17.2 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt. We had no such charges in fiscal 2015.
Other expense, net
Other expense, net for fiscal 2015 was $7.2 million which consisted of foreign currency transaction losses of $1.5 million, $1.4 million of losses on the sale of property, plant and equipment and other miscellaneous losses of $4.3 million. Other expense, net for fiscal 2014 was $15.1 million, which consisted of $3.0 million of costs attributable to the now-concluded review of strategic alternatives that was initiated by our Board of Directors, foreign currency transaction losses of $3.9 million, $2.3 million of losses on the sale of property, plant and equipment and other miscellaneous losses of $5.9 million.
Provision (Benefit) for income taxes
The income tax provision in fiscal 2015 was $16.8 million or an effective tax rate of 15.5%. The provision recorded was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which were generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes, the reduction in the valuation allowance recorded against certain foreign tax credit and state net operating loss carryforwards in which the realization of such benefits was now deemed more-likely-than-not and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations, partially offset by certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary. The income tax benefit in fiscal 2014 was $10.0 million or an effective tax rate of (66.7)%. The income tax benefit recorded on income before taxes was due to the reduction in the valuation allowance recorded against certain U.S. foreign tax credit carryforwards as a result of certain changes in circumstances, making the realization of such benefits to now be more-likely-than-not; and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations. See Item 8, Note 17 Income Taxes to the consolidated financial statements for additional information.

Net income from continuing operations
Our net income from continuing operations in fiscal 2015 was $91.8 million compared to $25.0 million in fiscal 2014 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2015 was $0.88, compared to $0.25 in fiscal 2014. Comparability between periods is impacted by the dilutive effect of the current year increase in average outstanding shares primarily resulting from our sale of 3,000,000 shares of common stock in a fiscal 2014 offering.
(Loss) income from discontinued operations, net of tax
Our loss from discontinued operations, net of tax was $8.0 million for fiscal 2015 compared to income from discontinued operations, net of tax of $4.6 million in fiscal 2014. The (loss) income from discontinued operations is related to the discontinuance of the Mill Products business within our Process & Motion Control platform during fiscal 2015.
Fiscal Year Ended March 31, 2014 Compared with the Fiscal Year Ended March 31, 2013
Net Sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2014	March 31, 2013	Change	% Change
Process & Motion Control	$1,238.2	$1,204.5	$33.7	2.8%
Water Management	796.1	739.0	57.1	7.7%
Consolidated	$2,034.3	$1,943.5	$90.8	4.7%

Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2014 increased 2.8% from the prior year to $1,238.2 million. Core net sales (which excludes a 1% impact of acquisitions) increased 2% over the prior year as single digit growth in the majority of our end-markets was partially offset by a decline in sales to our bulk material handling markets.
Water Management
Water Management net sales for the year ended March 31, 2014 increased 7.7% from the prior year to $796.1 million. Core net sales also increased 7.7% as a result of market share gains in the majority of our served markets and increased alternative market sales in our non-residential construction end-markets, partially offset by the impact of severe weather in the fourth quarter of fiscal 2014.
Income from Operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2014	March 31, 2013	Change	% Change
Process & Motion Control	$237.7	$219.7	$18.0	8.2%
% of net sales	19.2%	18.2%	1.0%
Water Management	72.2	67.9	4.3	6.3%
% of net sales	9.1%	9.2%	(0.1)%
Corporate	(37.5)	(44.7)	7.2	16.1%
Consolidated	$272.4	$242.9	$29.5	12.1%
% of net sales	13.4%	12.5%	0.9%
Process & Motion Control
Process & Motion Control income from operations increased 8.2% from the prior year to $237.7 million and income from operations as a percentage of net sales increased 100 basis points to 19.2% as a result of productivity gains and benefits from cost saving initiatives implemented in the fiscal year.
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
(Benefit) Provision for income taxes
The income tax benefit in fiscal 2014 was $10.0 million or an effective tax rate of (66.7)%. The income tax benefit recorded on income before taxes was due to the reduction in the valuation allowance recorded against certain U.S. foreign tax credit carryforwards as a result of certain changes in circumstances, making the realization of such benefits to now be more-likely-than-not; and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations. The income tax provision in fiscal 2013 was $15.4 million or an effective tax rate of 24.6%. The provision recorded was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which were generally below the U.S. federal statutory rate, the recognition of certain foreign related branch losses for U.S. income tax purposes and the reduction in the valuation allowance recorded against certain state net operating loss carryforwards in which the realization of such benefits was now deemed more-likely-than-not, partially offset with an increase in the valuation allowance related to foreign tax credit carryforwards for which such realization was not deemed more-likely-than-not.

Net income from continuing operations
Our net income from continuing operations in fiscal 2014 was $25.0 million, inclusive of the $133.2 million loss on the extinguishment of debt, compared to $47.3 million in fiscal 2013 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2014 was $0.25, compared to $0.47 in fiscal 2013. Comparability between periods is impacted by the dilutive effect of the current year increase in average outstanding shares primarily resulting from our sale of 3,000,000 shares of common stock in a fiscal 2014 offering.
Income from discontinued operations, net of tax
Our income from discontinued operations, net of tax was $4.6 million in fiscal 2014 compared to $2.8 million for fiscal 2013. The income from discontinued operations, net of tax in fiscal 2014 is related to the discontinuance of our Mill Products business within our Process & Motion Control platform. The income from discontinued operations, net of tax in fiscal 2013 includes income of $7.6 million associated with the Mill Products business that was partially offset by the loss of $4.8 million associated with the divestiture by sale of a non-core engineered chain business located in Shanghai, China within our Process & Motion Control platform.

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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA for the fiscal year ended March 31, 2015 of $396.1 million and net income for the same period of $83.8 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (3.85 to 1.0 at March 31, 2015). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to incur future debt or make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2015 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the period indicated below.

(Dollars in Millions)	Year ended March 31, 2015
Net income	$83.8
Interest expense, net	87.9
Income tax provision	16.8
Depreciation and amortization	112.2
EBITDA	$300.7
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	59.4
Restructuring and other similar charges (1)	12.9
Loss from discontinued operations, net of tax (2)	8.0
Impact of inventory fair value adjustment	3.2
Stock-based compensation expense	6.4
LIFO income (3)	(1.7)
Other expense, net (4)	7.2
Subtotal of adjustments to EBITDA	$95.4
Adjusted EBITDA	$396.1
Pro forma adjustment for acquisitions (5)	$11.3
Pro forma Adjusted EBITDA	$407.4
Senior secured bank indebtedness (6)	$1,570.2
Net first lien leverage ratio (7)	3.85	x
__________________________________

(1)
Represents restructuring costs comprised of workforce reductions, lease terminations, and other facility rationalization costs. See Item 8, Note 5 Restructuring and Other Similar Costs to the consolidated financial statements for more information.

(2)
Represents the loss on discontinued operations related to our non-core business that manufactures ring gears and pinions (“Mill Products”) utilized for crushing machinery applications in the mining sector. See Item 8, Note 4 Discontinued Operations of the consolidated financial statements for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)
Other expense, net for the year ended March 31, 2015, consists of foreign currency transaction losses of $1.5 million, loss on sale of property, plant and equipment of $1.4 million and other miscellaneous expenses of $4.4 million.

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Green Turtle, Tollok and Euroflex as permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2014 through the date of each acquisition. See Item 8, Note 3 Acquisitions to the consolidated financial statements for more information.

(6)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $334.9 million (as defined by the credit agreement) at March 31, 2015. Senior secured bank indebtedness reflected in the table consists of borrowings under our credit agreement.

(7)	The credit agreement defines the net first lien leverage ratio as the ratio of senior secured bank indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2015, we had $370.3 million of cash and cash equivalents and $341.0 million of additional borrowing capacity ($241.0 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of March 31, 2015, the available borrowings under our credit facility have been reduced by $24.0 million due to outstanding letters of credit. As of March 31, 2014, we had $339.0 million of cash and approximately $335.9 million of additional borrowing capacity ($235.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash Flows
Net cash provided by operating activities in fiscal 2015 was $245.9 million compared to $190.8 million in fiscal 2014. The increase in operating cash is primarily driven by a decrease in cash interest as a result of the August 2013 debt refinancing.
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
Cash used for investing activities was $177.3 million in fiscal 2015 compared to $163.8 million in fiscal 2014. We invested $48.8 million in capital expenditures in fiscal 2015 compared to $52.2 million in fiscal 2014. Cash used for investing activities in fiscal 2015 also included $138.2 million for the acquisitions of Euroflex, Tollok and Green Turtle (net of cash acquired), as compared to $112.0 million for acquisitions in fiscal 2014. See Item 8, Note 3 Acquisitions for additional information. In fiscal 2015, we also received proceeds of $9.7 million in connection with the sale of certain property, plant and equipment, primarily resulting from the sale of certain assets of the Mill Products business. See Item 8, Note 4 Discontinued Operations for additional information.
Cash used for investing activities was $163.8 million in fiscal 2014 compared to $81.8 million in fiscal 2013. We invested $52.2 million in capital expenditures in fiscal 2014 compared to $60.1 million in fiscal 2013, due to the timing of certain capital projects. The use of cash in fiscal 2014 also included $112.0 million for acquisitions compared to $21.0 million for acquisitions in fiscal 2013, see Item 8, Note 3 Acquisitions to the consolidated financial statements for additional information. Investing cash flows in fiscal 2013 included the use of cash of $9.7 million in providing a loan receivable under the New Market Tax Credit incentive program, $6.7 million of proceeds received from the sale of certain property, plant and equipment and proceeds from the divestiture of a non-core engineered chain business located in Shanghai, China in fiscal 2013.
Cash used for financing activities was $17.4 million in fiscal 2015 compared to $210.3 million in fiscal 2014. The cash used for financing activities in fiscal 2015 consisted of $19.8 million principal payments on our term loans and $4.5 million of other net payments. The cash used by financing activities in fiscal 2015 also includes $5.8 million related to the excess tax benefit on stock option exercises and $1.1 million of proceeds on stock option exercises. The cash used by financing activities in the fiscal 2014 consisted of a $150.0 million prepayment of our then-outstanding term loan associated with the re-pricing of our term loan facility in April 2013. Fiscal 2014 also included a source of cash from the August 2013 refinancing of our term loan for $1,950.0 million (net of $19.5 million original issue discount) the proceeds of which were utilized to fully retire the previously outstanding $1,145.0 million of 8.50% Notes and $786.2 million of term loan and pay a $109.9 million tender premium to holders of the retired 8.50% Notes. The above transactions also included $17.1 million of related debt issue costs. Additionally, we received $73.8 million of proceeds from the closing of a common stock offering in February 2014, net of underwriting discounts and commissions and other direct costs of the offering.

Cash used for financing activities was $210.3 million in fiscal 2014 compared to cash provided by financing activities of $165.7 million in fiscal 2013. The cash used for financing activities in fiscal 2014 consisted of the items described above. The cash provided by financing activities in fiscal 2013 consisted of $458.3 million of proceeds from the closing of our IPO on April 3, 2012, net of underwriting discounts and commissions and other direct costs of the offering. During fiscal 2013 we also received proceeds of $14.0 million under the New Market Tax Credit incentive program. These sources of cash were partially offset by the full redemption in April 2012 of $300.0 million principal amount of then-outstanding 11.75% Notes, a $17.6 million early redemption premium, and other net repayments of debt of $7.4 million. Additionally, $18.1 million was recognized in fiscal 2013 as an excess tax benefit on option exercises that occurred throughout the fiscal year.
In February 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. As of March 31, 2015, we had not repurchased any shares of common stock through the Repurchase Program. We anticipate funding such repurchases, if any, with existing cash and cash equivalents as of March 31, 2015.
No provision has been made for United States federal income taxes related to approximately $149.0 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Item 8, Note 17 Income Taxes to the consolidated financial statements for further information.
Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2015 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	1,920.8	19.5	39.0	39.0	1,823.3
8.875% Senior notes due 2016	1.3	—	1.3	—	—
Other long-term debt (2)	43.8	4.8	0.9	0.2	37.9
Interest on long-term debt obligations (3)	437.5	82.9	172.8	154.3	27.5
Purchase commitments	158.3	142.2	13.6	2.5	—
Operating lease obligations	54.9	14.8	21.0	14.7	4.4
Pension and post-retirement plans (4)	63.2	11.0	19.8	32.4	n/a
Totals	$2,679.8	$275.2	$268.4	$243.1	$1,893.1
_______________________

(1)	Excludes an unamortized original issue discount of $15.4 million at March 31, 2015.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.

(3)	Interest on long-term debt obligations represents the cash interest expense using March 31, 2015 LIBOR rates.

(4)	Represents expected pension and post-retirement contributions and benefit payments to be paid directly by us. Contributions and benefit payments beyond fiscal 2020 cannot be reasonably estimated.

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $26.6 million as of March 31, 2015, have been excluded from the contractual obligations table above. See Item 8, Note 17 Income Taxes to the consolidated financial statements for more information related to our unrecognized tax benefits.
Our pension and post-retirement benefit plans are discussed in detail in Item 8, Note 16 Retirement Benefits to the consolidated financial statements. The pension plans provide for monthly pension payments to eligible employees upon retirement. Other post-retirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other post-retirement benefits for employees at certain foreign locations. See “Risk Factors - Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”

Indebtedness
As of March 31, 2015 we had $1,950.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2014	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$1,905.4	$19.5	$1,885.9
8.875% Senior notes due 2016	1.3	—	1.3
Other (2)	43.8	4.8	39.0
Total	$1,950.5	$24.3	$1,926.2

(1)	Includes an unamortized original issue discount of $15.4 million at March 31, 2015.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program.
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
Approximately 33% of our sales originated outside of the United States in fiscal 2015. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2015, stockholders' equity decreased by $84.3 million from March 31, 2014 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of March 31, 2015, the result would have further decreased stockholders' equity by approximately $48.6 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2015, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. A hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.5 million increase in the fair value of foreign exchange forward contacts as of March 31, 2015.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2015, our outstanding borrowings under the term loan facility were $1,905.4 million (net of $15.4 million of unamortized original issue discount). As of March 31, 2015, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 4.00%, determined as LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%. In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). Those interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we entered into two interest rate caps in order to mitigate exposure to increasing interest rates on variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 73% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.
Our net income would likely be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2015 market interest rate would increase interest expense under the senior secured credit facilities by approximately $3.4 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $22 million of annual interest expense under our term loan facility.

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
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2015 and 2014 and
for the years ended March 31, 2015, 2014, and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited the accompanying consolidated balance sheets of Rexnord Corporation as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexnord Corporation at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexnord Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
May 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited Rexnord Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Rexnord Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rexnord Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rexnord Corporation as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 of Rexnord Corporation and our report dated May 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
May 20, 2015

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$370.3	$339.0
Receivables, net	336.0	368.3
Inventories, net	367.7	359.7
Assets held for sale	2.6	17.8
Other current assets	49.7	53.8
Total current assets	1,126.3	1,138.6
Property, plant and equipment, net	417.6	423.1
Intangible assets, net	587.7	592.6
Goodwill	1,202.3	1,150.7
Insurance for asbestos claims	35.0	36.0
Other assets	43.6	42.5
Total assets	$3,412.5	$3,383.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$24.3	$29.0
Trade payables	234.1	241.1
Compensation and benefits	53.9	61.4
Current portion of pension and postretirement benefit obligations	5.0	5.8
Other current liabilities	127.3	112.2
Total current liabilities	444.6	449.5

Long-term debt	1,926.2	1,943.0
Pension and postretirement benefit obligations	203.0	147.7
Deferred income taxes	184.4	207.1
Reserve for asbestos claims	35.0	36.0
Other liabilities	66.6	38.1
Total liabilities	2,859.8	2,821.4

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 102,681,964 at March 31, 2015 and 102,055,058 at March 31, 2014	1.0	1.0
Additional paid-in capital	885.9	872.7
Retained deficit	(197.5)	(281.3)
Accumulated other comprehensive loss	(130.2)	(23.8)
Treasury stock at cost; 900,904 shares at March 31, 2015 and March 31, 2014	(6.3)	(6.3)
Total Rexnord stockholders' equity	552.9	562.3
Non-controlling interest	(0.2)	(0.2)
Total stockholders' equity	552.7	562.1
Total liabilities and stockholders' equity	$3,412.5	$3,383.5

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Net sales	$2,050.2	$2,034.3	$1,943.5
Cost of sales	1,304.0	1,280.9	1,226.9
Gross profit	746.2	753.4	716.6
Selling, general and administrative expenses	415.1	419.1	398.4
Zurn PEX loss contingency	—	—	10.1
Restructuring and other similar charges	12.9	8.4	8.6
Actuarial loss on pension and postretirement benefit obligations	59.4	2.7	5.5
Amortization of intangible assets	55.1	50.8	51.1
Income from operations	203.7	272.4	242.9
Non-operating expense:
Interest expense, net	(87.9)	(109.1)	(153.3)
Loss on the extinguishment of debt	—	(133.2)	(24.0)
Other expense, net	(7.2)	(15.1)	(2.9)
Income from continuing operations before income taxes	108.6	15.0	62.7
Provision (benefit) for income taxes	16.8	(10.0)	15.4
Net income from continuing operations	91.8	25.0	47.3
(Loss) gain from discontinued operations, net of tax	(8.0)	4.6	2.8
Net income	83.8	29.6	50.1
Non-controlling interest loss	—	(0.6)	—
Net income attributable to Rexnord	$83.8	$30.2	$50.1

Net income per share from continuing operations:
Basic	$0.90	$0.25	$0.49
Diluted	$0.88	$0.25	$0.47
Net (loss) income per share from discontinued operations:
Basic	$(0.08)	$0.05	$0.03
Diluted	$(0.08)	$0.05	$0.03
Net income per share attributable to Rexnord:
Basic	$0.82	$0.31	$0.52
Diluted	$0.80	$0.30	$0.50
Weighted-average number of shares outstanding (in thousands):
Basic	101,530	98,105	95,972
Effect of dilutive stock options	3,197	3,213	3,894
Diluted	104,727	101,318	99,866

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Net income attributable to Rexnord	$83.8	$30.2	$50.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(84.3)	7.1	(14.3)
Unrealized loss on interest rate derivatives, net of tax	(10.9)	(1.7)	—
Change in pension and other postretirement defined benefit plans, net of tax	(11.2)	9.5	(13.1)
Other comprehensive (loss) income, net of tax	(106.4)	14.9	(27.4)
Non-controlling interest loss	—	(0.6)	—
Total comprehensive (loss) income	$(22.6)	$44.5	$22.7

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Millions)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling interest (1)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2012	0.7	—	298.6	(361.6)	(11.3)	(6.3)	(0.9)	(80.8)
Comprehensive income (loss):
Net income	—	—	—	50.1	—	—	—	50.1
Foreign currency translation adjustments	—	—	—	—	(14.3)	—	—	(14.3)
Change in pension and other postretirement defined benefit plans, net of $6.9 million income tax benefit	—	—	—	—	(13.1)	—	—	(13.1)
Total comprehensive income (loss)	—	—	—	50.1	(27.4)	—	—	22.7
Stock-based compensation expense	—	—	7.1	—	—	—	—	7.1
Issuance of common stock in IPO, net of direct offering costs	0.3	—	458.0	—	—	—	—	458.3
Exercise of stock options, net of shares surrendered	—	—	2.0	—	—	—	—	2.0
Acquisition of non-controlling interest	—	—	0.2	—	—	—	0.9	1.1
Tax benefit on stock option exercises	—	—	18.1	—	—	—	—	18.1
Balance at March 31, 2013	1.0	—	784.0	(311.5)	(38.7)	(6.3)	—	428.5
Comprehensive income (loss):
Net income (loss)	—	—	—	30.2	—	—	(0.6)	29.6
Foreign currency translation adjustments	—	—	—	—	7.1	—	—	7.1
Unrealized loss on interest rate derivatives, net of $1.0 million income tax benefit	—	—	—	—	(1.7)	—	—	(1.7)
Change in pension and other postretirement defined benefit plans, net of $4.9 million income tax expense	—	—	—	—	9.5	—	—	9.5
Total comprehensive income (loss)	—	—	—	30.2	14.9	—	(0.6)	44.5
Stock-based compensation expense	—	—	7.0	—	—	—	—	7.0
Issuance of equity to non-controlling interest holders	—	—	—	—	—	—	0.4	0.4
Issuance of common stock, net of direct offering costs	—	—	73.8	—	—	—	—	73.8
Exercise of stock options, net of shares surrendered	—	—	2.1	—	—	—	—	2.1
Tax benefit on stock option exercises	—	—	5.8	—	—	—	—	5.8
Balance at March 31, 2014	$1.0	$—	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
Comprehensive income (loss):
Net income	—	—	—	83.8	—	—	—	83.8
Foreign currency translation adjustments	—	—	—	—	(84.3)	—	—	(84.3)
Unrealized loss on interest rate derivatives, net of $4.2 million income tax benefit	—	—	—	—	(10.9)	—	—	(10.9)
Change in pension and other postretirement defined benefit plans, net of $4.3 million income tax benefit	—	—	—	—	(11.2)	—	—	(11.2)
Total comprehensive income (loss)	—	—	—	83.8	(106.4)	—	—	(22.6)
Stock-based compensation expense	—	—	6.3	—	—	—	—	6.3
Exercise of stock options, net of shares surrendered	—	—	1.1	—	—	—	—	1.1
Tax benefit on stock option exercises	—	—	5.8	—	—	—	—	5.8
Balance at March 31, 2015	$1.0	$—	$885.9	$(197.5)	$(130.2)	$(6.3)	$(0.2)	$552.7
(1) Fiscal 2012 represents a 20% non-controlling interest formerly held by a local director of VAG-Valves India Private Limited. In fiscal 2013, the Company purchased that interest. Fiscal 2014 represents a 49% non-controlling interest in a Water Management joint venture.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Operating activities
Net income	$83.8	$29.6	$50.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57.1	56.1	59.8
Amortization of intangible assets	55.1	50.8	51.1
Amortization of deferred financing costs	2.1	2.6	3.9
Loss (gain) on dispositions of property, plant and equipment	3.0	2.3	(3.6)
Deferred income taxes	(36.9)	(27.6)	(20.9)
Non-cash charge for disposal of discontinued operations	9.7	—	—
Actuarial loss on pension and post retirement benefit obligations	59.4	2.7	5.5
Other non-cash (credits) charges	(9.8)	(0.1)	7.3
Loss on extinguishment of debt	—	133.2	24.0
Stock-based compensation expense	6.4	7.0	7.1
Changes in operating assets and liabilities:
Receivables	6.1	(11.3)	(20.3)
Inventories	(15.2)	(11.3)	(12.8)
Other assets	0.1	(6.8)	7.5
Accounts payable	3.7	26.0	(4.3)
Accruals and other	21.3	(62.4)	(9.9)
Cash provided by operating activities	245.9	190.8	144.5

Investing activities
Expenditures for property, plant and equipment	(48.8)	(52.2)	(60.1)
Acquisitions, net of cash acquired	(138.2)	(112.0)	(21.0)
Loan receivable for financing under New Market Tax Credit incentive program	—	—	(9.7)
Proceeds from dispositions of property, plant and equipment	0.5	0.4	6.7
Proceeds from divestiture, net of cash	9.2	—	2.3
Cash used for investing activities	(177.3)	(163.8)	(81.8)

Financing activities
Proceeds from borrowings of long-term debt	0.1	1,935.1	15.4
Repayments of long-term debt	(19.8)	(1,948.4)	(313.2)
Proceeds from borrowings of short-term debt	11.5	13.5	12.6
Repayments of short-term debt	(16.1)	(165.6)	(8.2)
Payment of deferred financing fees	—	(17.1)	(2.0)
Payment of tender premium	—	(109.9)	(17.6)
Proceeds from issuance of common stock, net of direct offering costs	—	73.8	458.3
Proceeds from exercise of stock options	1.1	2.1	2.3
Third party investment in non-controlling interest	—	0.4	—
Excess tax benefit on exercise of stock options	5.8	5.8	18.1
Cash (used for) provided by financing activities	(17.4)	(210.3)	165.7
Effect of exchange rate changes on cash and cash equivalents	(19.9)	(1.8)	(2.3)
Increase (decrease) in cash and cash equivalents	31.3	(185.1)	226.1
Cash and cash equivalents at beginning of period	339.0	524.1	298.0
Cash and cash equivalents at end of period	$370.3	$339.0	$524.1

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2015

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
During fiscal 2015, the Company completed a plan to discontinue the operations and exit its non-core business that manufactures ring gears and pinions (“Mill Products”) utilized for crushing machinery applications in the mining sector. Accordingly, the results of operations of the Mill Products business have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature and classified as Assets held for sale for all periods presented in the Consolidated Balance Sheets. The Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013 have not been adjusted to separately disclose cash flows related to discontinued operations. See Note 4 for further information regarding the discontinued operation.
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes are leading market shares and highly trusted brands that serve a diverse array of global end-markets. The Company's heritage of innovation and specification have allowed it to provide highly engineered, mission critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Rexnord Innovation Center provides on-going, cross-platform support of these capabilities.
The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears and gear drives, couplings, industrial bearings, tabletop and engineered chain, aerospace bearings and seals, conveying equipment and specialty components, as well as, repair and on-going service.
The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes specification drainage systems, sensor flush valves and faucets, point-source wastewater pretreatment devices, backflow prevention devices, pressure release valves, sluice and slide gates, butterfly and plug valves, control valves and actuation systems and PEX piping.
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
Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2015, 2014 and 2013 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no post-shipment obligations.
The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.

Stock Based Compensation
The Company accounts for stock based compensation in accordance with Accounting Standards Codification ("ASC") 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s equity plans in Note 15.
Per Share Data
Basic net income (loss) per share from continuing and discontinued operations is computed by dividing net income from continuing operations and (loss) income from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income (loss) per share for the fiscal year ended March 31, 2015, 2014 and 2013 excludes 1,268,623, 1,278,316 and 2,924,547 shares due to their anti-dilutive effects, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.
Receivables
Receivables are stated net of allowances for doubtful accounts of $16.8 million at March 31, 2015 and $6.4 million at March 31, 2014. The Company evaluates the collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the Consolidated Statements of Operations.
Since the Company's fiscal 2012 acquisition of VAG Holdings, GmbH "("VAG"), the Company has delivered multiple water infrastructure projects to a long-standing state-owned water utility customer located in Venezuela (transactions were denominated in Euros). While the Company continued to receive payments from the customer during fiscal 2015, the Company experienced a general slowdown in cash collections which can primarily be attributed to constrained sovereign liquidity and foreign currency controls resulting from the increased political, civil and economic instability in Venezuela. During the fourth quarter of fiscal 2015, the Company established a reserve of approximately $9.1 million for all outstanding receivables related to this long-standing customer as of March 31, 2015.
Significant Customers
The Company’s largest customer accounted for 8.9%, 7.8% and 7.4% of consolidated net sales for the years ended March 31, 2015, 2014 and 2013, respectively. Receivables related to this Process & Motion Control industrial distributor at March 31, 2015 and 2014 were $10.2 million and $9.8 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 61% of the Company’s total inventories as of both March 31, 2015 and 2014 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $5.2 million, $3.8 million and $4.9 million, during fiscal 2015, 2014 and 2013, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 1 to 20 years, 2 to 15 years, and 5 to 10 years, respectively. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized but are tested annually for impairment using a discounted cash flow and market value approach analysis.
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

Deferred Financing Costs

Other assets at March 31, 2015 and 2014, include deferred financing costs of $9.9 million and $12.1 million, respectively, net of accumulated amortization of $6.8 million and $4.7 million, respectively. These costs were incurred to obtain long-term financing and are being amortized using the effective interest method over the term of the related debt. See Note 11 for further information on the Company's long-term financing.
Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Balance at beginning of period	$8.0	$7.7	$7.7
Acquired obligations	—	0.2	—
Charged to operations	1.8	3.9	3.6
Claims settled	(3.0)	(3.8)	(3.6)
Balance at end of period	$6.8	$8.0	$7.7
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
Accumulated Other Comprehensive Loss
At March 31, 2015, accumulated other comprehensive loss consisted of $76.5 million of foreign currency translation losses, $12.6 million, net of tax, of unrealized losses on interest rate derivatives, and $41.1 million, net of tax, of unrecognized actuarial losses and unrecognized prior services costs. At March 31, 2014, accumulated other comprehensive loss consisted of $7.8 million of foreign currency translation gains, $1.7 million, net of tax, of unrealized losses on interest rate derivatives, and $29.9 million, net of tax, of unrecognized actuarial losses and unrecognized prior services costs.
The changes in accumulated other comprehensive loss, net of tax, for the fiscal years ending March 31, 2015, 2014 and 2013 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance April 1, 2012	$—	$15.0	$(26.3)	$(11.3)
Other comprehensive loss before reclassifications	—	(14.3)	(12.2)	(26.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.9)	(0.9)
Net current period other comprehensive loss	—	(14.3)	(13.1)	(27.4)
Balance at March 31, 2013	—	0.7	(39.4)	(38.7)
Balance April 1, 2013	—	0.7	(39.4)	(38.7)
Other comprehensive (loss) income before reclassifications	(1.7)	7.1	10.5	15.9
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.0)	(1.0)
Net current period other comprehensive (loss) income	(1.7)	7.1	9.5	14.9
Balance at March 31, 2014	(1.7)	7.8	(29.9)	(23.8)
Balance April 1, 2014	(1.7)	7.8	(29.9)	(23.8)
Other comprehensive loss before reclassifications	(10.9)	(84.3)	(14.1)	(109.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	2.9	2.9
Net current period other comprehensive loss	(10.9)	(84.3)	(11.2)	(106.4)
Balance at March 31, 2015	$(12.6)	$(76.5)	$(41.1)	$(130.2)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the fiscal years ending March 31, 2015, 2014 and 2013 (in millions):

Pension and postretirement plans	Year Ending March 31, 2015	Year Ending March 31, 2014	Year Ending March 31, 2013	Income Statement Line Item
Amortization of prior service credit	$(1.7)	$(1.7)	$(1.4)	Selling, general and administrative expenses
Lump Sum Settlement	6.5	—	—	Actuarial loss on pension and postretirement benefit obligations
(Benefit) provision for income taxes	(1.9)	0.7	0.5
Total, net of income taxes	$2.9	$(1.0)	$(0.9)

Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward contracts and interest rate derivatives to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.
The Company accounts for derivative instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See more information as it relates to applying fair value to derivative instruments at Note 13. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. As of March 31, 2015, the Company had forward-starting interest rate swaps and interest rate caps on its variable rate term debt that are designated and qualify as hedging instruments. For the derivative instruments designated and qualifying as effective hedging instruments under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive loss whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating expense. See Note 12 for further information regarding the classification and accounting for the Company’s derivative financial instruments.
Financial Instrument Counterparties
The Company is exposed to credit losses in the event of non-performance by counterparties to its financial instruments. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and foreign currency and interest rate swap and cap contracts with various high-quality financial institutions. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit-worthiness of each of its counterparties.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction losses are included in other expense, net in the consolidated statements of operations and totaled $1.5 million, $3.9 million and $6.8 million for the years ended March 31, 2015, 2014 and 2013, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses as incurred and amounted to $10.4 million, $9.6 million, and $10.0 million for the years ended March 31, 2015, 2014 and 2013, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses as incurred and for the years ended March 31, 2015, 2014 and 2013 amounted to the following (in millions):

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Research and development costs	$12.8	$13.0	$13.7
Engineering costs	26.0	28.4	24.3
Total	$38.8	$41.4	$38.0
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Recent Accounting Pronouncements
In March 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued

operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for the Company in the first quarter of fiscal 2016. As this guidance is a prospective change, adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the method of adoption and the potential impact adoption will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact adoption of this standard will have on its consolidated financial statements.

3. Acquisitions
Fiscal Year 2015

On January 12, 2015, the Company acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a total preliminary cash purchase price of $77.1 million, excluding transaction costs and net of cash acquired. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications. The acquisition of Euroflex added complementary product lines to the Company's existing Process & Motion Control platform.

On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $40.9 million. The purchase price is comprised of $33.4 million that was paid at closing and €4.0 million to be paid in two equal annual installments on October 30, 2015 and October 30, 2016. Pursuant to the terms of the agreement, the Company is also contingently obligated to make additional consideration payments, not to exceed €3.0 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. All future amounts due are denominated in Euros. Tollok, based in Ferrara, Italy, added complementary product lines to the Company's existing Process & Motion Control platform.

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

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. The acquisitions of Green Turtle, Tollok and Euroflex were not material to the Company’s consolidated financial statements. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the year ended March 31, 2015 have not been presented because they are not significant to the Company's consolidated statements of operations and financial position.

The fiscal 2015 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The initial purchase price allocations for these transactions resulted in non-tax deductible goodwill of $74.7 million, other intangible assets of $67.2 million and other net assets of $3.8 million. The purchase price allocations are preliminary and subject to final working capital and other valuation adjustments that will be completed within the one year period following the respective acquisition date.

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

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. The acquisitions of PGH, LWG, Micro Precision and Klamflex were not material to the Company’s consolidated financial statements, either individually or in the aggregate. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2014 have not been presented because they are not significant to the Company's consolidated statements of operations and financial position, either individually or in the aggregate.

The fiscal year 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition dates. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During fiscal 2015, the Company adjusted the preliminary allocations for the Micro Precision and PGH purchase price, respectively, in connection with finalizing the valuation of each businesses' tradenames and the time period each tradename will be utilized by the Company post-acquisition. The opening balance sheet has been adjusted to reflect these changes, which included an increase to goodwill of $1.8 million and a net decrease to intangible assets of $1.8 million. The amortization expense recognized in historical periods was not materially impacted as a result of the adjustments to the purchase price allocations. The final aggregate purchase price allocation of these acquisitions resulted in goodwill of $26.7 million ($24.6 million of tax deductible goodwill), other intangible assets of $23.3 million, property, plant and equipment of $36.7 million and other net assets of $25.3 million.

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

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. The acquisitions of Cline, VAG-Valves India Private Limited and the VAG sales office were not material to the Company’s consolidated financial statements, either individually or in the aggregate.

4. Discontinued Operations
During the fourth quarter of fiscal 2015, the Company concluded its plan to discontinue the Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control operating segment. Upon completing the manufacturing of all outstanding customer orders, the Company ceased all operations related to this business as of March 31, 2015. As a result of these events, the Company meets the criteria to present this business as a discontinued operation in accordance with the authoritative guidance. Accordingly, the results of operations of the Mill Products business have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature and classified as Assets held for sale for all periods presented in the Consolidated Balance Sheets. The Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013 have not been adjusted to separately disclose cash flows related to discontinued operations.
In exiting the Mill Products business, the Company agreed to sell certain assets associated with the business for aggregate cash consideration of approximately $9.2 million and the remaining assets and liabilities of the discontinued operation were adjusted to reflect their net realizable value. The exit of Mill Products resulted in the Company recording a net charge of $9.7 million, consisting of a $3.8 million impairment loss associated with property, plant and equipment, $4.1 million impairment of goodwill allocated to the discontinued operation and other exit related costs of $1.8 million.
The following table summarizes the results of the Mill Products business included within (loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations (in millions):

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Net sales	$34.1	$47.7	$61.6
(Loss) income from operations before income taxes	(10.9)	7.2	12.5
(Benefit) provision for income taxes	(2.9)	2.6	4.9
Net (loss) income	$(8.0)	$4.6	$7.6

Net (loss) income per share from discontinued operations:
Basic	$(0.08)	$0.05	$0.08
Diluted	$(0.08)	$0.05	$0.08

Included as Assets held for sale on the Consolidated Balance Sheets as of March 31, 2015 and March 31, 2014 are long-lived assets of the Mill Products business of $2.6 million and $17.8 million, respectively. As of March 31, 2015, the long-lived assets are recorded at the estimated fair value. See Note 13 for additional detail on fair value measurements used by the Company to estimate fair value. The Company is actively engaged in the sale of remaining assets; however, given the nature of the assets involved, the expected timing of cash flows related to the sale is indeterminable. As of March 31, 2015, the Company has $5.8 million of trade working capital, primarily trade receivables, that is expected to be monetized in the first quarter of fiscal 2016. As of March 31, 2015, the Company has no continuing involvement in the Mill Products business.

During fiscal 2013, the Company completed the sale of a non-core engineered chain business located in Shanghai, China within the Process & Motion Control Platform for a total sale price of $2.5 million. The Company recorded a pre-tax loss on disposal of approximately $0.5 million during fiscal 2013. During fiscal 2013, the Company recorded a net loss from operations of $4.3 million. The loss from operations and the loss on disposal of this business are included within (loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations.

The combined fiscal 2013 results of Mill Products and the engineered chain business resulted in net income from discontinued operations, net of tax of $2.8 million. This translates into basic and diluted net income per share of $0.03.

5. Restructuring and Other Similar Costs
During fiscal 2015, the Company executed various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on its overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reduction, lease termination, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimateable.
The following table summarizes the Company's restructuring and other similar costs incurred during the years ended March 31, 2015, 2014 and 2013 by classification of operating segment (in millions):

	Year Ended March 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$7.6	$3.3	$—	$10.9
Lease termination and other costs	1.2	0.8	—	2.0
Total restructuring and other similar costs	$8.8	$4.1	$—	$12.9

	Year Ended March 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$3.3	$2.0	$0.8	$6.1
Lease termination and other costs	1.6	0.7	—	2.3
Total restructuring and other similar costs	$4.9	$2.7	$0.8	$8.4

	Year Ended March 31, 2013
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$5.3	$1.5	$—	$6.8
Lease termination and other costs	1.1	0.7	—	1.8
Total restructuring and other similar costs	$6.4	$2.2	$—	$8.6

	Restructuring Costs To-date (Period from April 1, 2012 to March 31, 2015)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$16.2	$6.8	$0.8	$23.8
Lease termination and other costs	3.9	2.2	—	6.1
Total restructuring and other similar costs	$20.1	$9.0	$0.8	$29.9

The following table summarizes the activity in the Company's accrual for restructuring costs for the fiscal years ended March 31, 2015 and 2014 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Accrued Restructuring Costs, March 31, 2013	$3.7	$0.1	$3.8
Charges	6.1	2.3	8.4
Cash payments	(6.4)	(2.0)	(8.4)
Accrued Restructuring Costs, March 31, 2014 (1)	3.4	0.4	3.8
Charges	10.9	2.0	12.9
Cash payments	(7.6)	(1.3)	(8.9)
Non-cash charges	—	(0.8)	(0.8)
Accrued Restructuring Costs, March 31, 2015 (1)	$6.7	$0.3	$7.0

(1)	Accrued restructuring costs are included in other current liabilities in the consolidated balance sheets.

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
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. During fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $16.6 million of income during fiscal 2013. The Company did not receive any distributions in fiscal 2014 or 2015. CDSOA recoveries are included in "Other expense, net" on the consolidated statements of operations for each respective fiscal year. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2015	2014
Finished goods	$146.0	$148.4
Work in progress	69.6	72.5
Purchased components	85.2	75.8
Raw materials	61.1	61.1
Inventories at First-in, First-Out ("FIFO") cost	361.9	357.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.8	1.9
	$367.7	$359.7

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	March 31,
	2015	2014
Land	$33.5	$32.1
Buildings and improvements	217.7	215.6
Machinery and equipment	388.2	390.7
Hardware and software	61.5	62.5
Construction in-progress	25.9	23.5
	726.8	724.4
Less accumulated depreciation	(309.2)	(301.3)
	$417.6	$423.1

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the years ended March 31, 2015 and 2014 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets	Trade-Names	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2013	$877.1	$193.9	$—	$104.9	$4.9	$303.7
Acquisitions	21.9	2.7	2.0	18.3	—	23.0
Purchase price allocation adjustments	1.1	—	—	—	—
Amortization	—	—	(0.1)	(29.3)	(1.2)	(30.6)
Currency translation adjustment and other	3.9	1.0	—	0.5	—	1.5
Net carrying amount as of March 31, 2014	$904.0	$197.6	$1.9	$94.4	$3.7	$297.6
Acquisitions	54.7	—	5.2	51.6	—	56.8
Purchase price allocation adjustments	1.8	(3.1)	1.3	—	—	(1.8)
Amortization	—	—	(1.0)	(31.0)	(1.2)	(33.2)
Currency translation adjustment and other (1)	(10.6)	(1.6)	(0.1)	(2.0)	—	(3.7)
Net carrying amount as of March 31, 2015	$949.9	$192.9	$7.3	$113.0	$2.5	$315.7
Water Management
Net carrying amount as of March 31, 2013	$241.3	$138.1	$—	$162.8	$8.9	$309.8
Acquisitions	3.0	1.2	—	0.9	—	2.1
Amortization	—	—	—	(18.4)	(1.8)	(20.2)
Currency translation adjustment and other	2.4	1.5	—	1.7	0.1	3.3
Net carrying amount as of March 31, 2014	$246.7	$140.8	$—	$147.0	$7.2	$295.0
Acquisitions	20.0	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.2)	(19.4)	(2.3)	(21.9)
Currency translation adjustment and other	(14.3)	(5.6)	—	(5.8)	(0.1)	(11.5)
Net carrying amount as of March 31, 2015	$252.4	$135.2	$1.4	$129.1	$6.3	$272.0
Consolidated
Net carrying amount as of March 31, 2013	$1,118.4	$332.0	$—	$267.7	$13.8	$613.5
Acquisitions	24.9	3.9	2.0	19.2	—	25.1
Purchase price allocation adjustments	1.1	—	—	—	—	—
Amortization	—	—	(0.1)	(47.7)	(3.0)	(50.8)
Currency translation adjustment and other	6.3	2.5	—	2.2	0.1	4.8
Net carrying amount as of March 31, 2014	$1,150.7	$338.4	$1.9	$241.4	$10.9	$592.6
Acquisitions	74.7	—	6.8	58.9	1.5	67.2
Purchase price allocation adjustments	1.8	(3.1)	1.3	—	—	(1.8)
Amortization	—	—	(1.2)	(50.4)	(3.5)	(55.1)
Currency translation adjustment and other (1)	(24.9)	(7.2)	(0.1)	(7.8)	(0.1)	(15.2)
Net carrying amount as of March 31, 2015	$1,202.3	$328.1	$8.7	$242.1	$8.8	$587.7

(1) Includes $4.1 million of goodwill allocated to the Mill Products business in connection to the Company's decision to discontinue the Mill Products business during fiscal 2015. See Note 4 for additional information regarding the discontinued operation.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2015 and March 31, 2014 are as follows (in millions):

		March 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.1	$(31.3)	$8.8
Customer relationships (including distribution network)	13 years	635.4	(393.3)	242.1
Tradenames	8 years	10.0	(1.3)	8.7
Intangible assets not subject to amortization - trademarks and tradenames		328.1	—	328.1
		$1,013.6	$(425.9)	$587.7

		March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$38.7	$(27.8)	$10.9
Customer relationships (including distribution network)	12 years	584.3	(342.9)	241.4
Tradenames	7 years	2.0	(0.1)	1.9
Intangible assets not subject to amortization - trademarks and tradenames		338.4	—	338.4
		$963.4	$(370.8)	$592.6

Intangible asset amortization expense totaled $55.1 million, $50.8 million and $51.1 million for the years ended March 31, 2015, 2014 and 2013, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $57.0 million in fiscal year 2016, $37.9 million in fiscal year 2017, $26.7 million in fiscal year 2018, $26.5 million in fiscal year 2019, and $26.3 million in fiscal year 2020.
During the third quarter of fiscal 2015, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present. Total cumulative goodwill impairment charges as of March 31, 2015 and 2014 were $323.4 million and $319.3 million, respectively.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31,
	2015	2014
Customer advances	$7.0	$8.1
Sales rebates	25.4	22.7
Commissions	3.9	7.9
Restructuring and other similar charges (1)	7.0	3.8
Product warranty (2)	6.8	8.0
Risk management (3)	9.4	9.1
Legal and environmental	3.8	4.5
Deferred income taxes	12.9	10.9
Taxes, other than income taxes	8.0	9.5
Income taxes payable	17.9	11.2
Interest payable	5.5	—
Other	19.7	16.5
	$127.3	$112.2
____________________

(1)	See more information related to the restructuring obligations balance within Note 5.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31,
	2015	2014
Term loans (1)	1,905.4	1,921.9
8.875% Senior notes due 2016	1.3	1.3
Other (2)	43.8	48.8
Total	1,950.5	1,972.0
Less current maturities	24.3	29.0
Long-term debt	$1,926.2	$1,943.0
____________________

(1)	Includes an unamortized original issue discount of $15.4 million and $18.3 million at March 31, 2015 and March 31, 2014, respectively.

(2)	Includes financing related to the Company's participation in the New Market Tax Credit incentive program of $37.4 million as of March 31, 2015 and 2014.

Senior Secured Credit Facility
During the second quarter of fiscal 2014, the Company entered into the Third Amended and Restated First Lien Credit Agreement (the "Credit Agreement"). The senior secured credit facilities under the Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $2,215.0 million, consisting of (i) a $1,950.0 million term loan facility with a maturity date of August 21, 2020 (the "Term Loan"); and (ii) a $265.0 million revolving credit facility with a maturity date of March 15, 2017; under the revolving credit facility, the Company has borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans.
The proceeds of the Term Loan were used to (i) repay in full the $786.2 million aggregate principal amount of existing term loans then-outstanding under the Company's former credit agreement, together with accrued interest thereon, (ii) retire (through a cash tender offer and redemption) all of the Company's former 8.50% Senior Notes due 2018 (the “8.50% Notes”) and (iii) pay related fees and expenses. The Company accounted for these transactions in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). The Company recognized a $129.2 million loss on the debt extinguishment which was comprised of a $109.9 million bond tender premium paid to holders of the 8.50% Notes as a result of the tender offer and redemption, third party transaction costs of $5.3 million and a $14.0 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished debt.

In the first quarter of fiscal 2014, the Company made a $150.0 million prepayment under the former credit agreement and recognized a related pre-tax loss of $4.0 million in accordance with ASC 470-50 which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $3.2 million of deferred financing fees and net original issue discount associated with the extinguished debt.

As of March 31, 2015, the Company's outstanding borrowings under the Term Loan were $1,905.4 million (net of $15.4 million unamortized original issue discount). At March 31, 2015, the borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the Term Loan are subject to a leverage-based pricing grid. As of March 31, 2015, interest rates under the Credit Agreement for the Term Loan were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of alternative base rate ("ABR") borrowings, 2.00% (subject to a first lien leverage ratio) plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Credit Agreement and (3) LIBOR in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency borrowings, 3.00% (subject to a first lien leverage ratio) plus a Eurocurrency rate (subject to a 1% LIBOR floor). In the event the Company's first lien leverage ratio is less than 3.25 to 1.0, its applicable margin on both ABR and Eurocurrency term loan borrowings would decrease by twenty-five (25) basis points.

For revolving commitments, the Company's applicable margin above the base rate (as described above) is 3.00% in the case of ABR borrowings and 4.00% in the case of Eurocurrency borrowings, subject to a first lien leverage test. In the event the Company's first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.85 to 1.0 as of March 31, 2015.
In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.500% per annum.
As of March 31, 2015, the remaining mandatory principal payments prior to maturity on the term loan facilities were $102.4 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at March 31, 2015 or March 31, 2014; however, $24.0 million and $29.1 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2015 and March 31, 2014, respectively.
The Credit Agreement, among other things: (i) allows for one or more future issuances of secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities, so long as, in each case, among other things, an agreed amount of the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par; (ii) subject to the requirement to make such offers on a pro rata basis to all lenders and certain other restrictions, allows the Company to agree with individual lenders to extend the maturity date of any of the loans and/or commitments provided by such lenders and to otherwise modify the terms of the loans and/or commitments provided by such lenders (including, without limitation, increasing the interest rate or fees payable in respect of such loans and/or commitments and/or modifying the amortization schedule in respect of such loans); and (iii) allows for one or more future issuances of additional secured notes, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities, in an amount not to exceed the amount of incremental facility availability under the senior secured credit facilities.
The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness; create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of March 31, 2015, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.00.
Senior Notes and Former Senior Subordinated Notes
Outstanding Tranche of Notes
At March 31, 2015 and 2014, the Company had outstanding $1.3 million in principal of the 8.875% Notes. The indenture governing the 8.875% Notes does not contain any material restrictive covenants and permits optional redemption of the notes by the Company on terms specified therein.
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
At March 31, 2015 and March 31, 2014, the aggregate loans of $37.4 million are recorded in Long-Term Debt on the consolidated balance sheets and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the consolidated balance sheets. The Company incurred $0.7 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.
At March 31, 2015 and March 31, 2014, various wholly-owned subsidiaries had additional debt of $43.8 million and $48.8 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.
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
At March 31, 2015, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. There were no borrowings outstanding under the Program as of March 31, 2015 and 2014. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the RFAA. As of March 31, 2015, Funding was in compliance with all applicable covenants and performance ratios.
Future Debt Maturities
Future maturities of debt as of March 31, 2015, excluding the unamortized original issue discount of $15.4 million from the Term Loan, were as follows (in millions):

Years ending March 31:
2016	$24.3
2017	21.5
2018	19.7
2019	19.7
2020	19.5
Thereafter	1,861.2
$1,965.9
Cash interest paid for the fiscal years ended March 31, 2015, 2014 and 2013 was $84.1 million, $151.1 million, and $149.4 million, respectively.
12. Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company currently selectively uses foreign currency forward exchange contracts and interest rate swap and cap contracts to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.
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
Interest Rate Derivatives
During fiscal 2014, the Company entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable rate term loans. The forward-starting interest rate swaps convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (inclusive of a 1% LIBOR floor). Those interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. These interest rate derivatives have been designated as effective cash flow hedges in accordance with ASC 815.
During fiscal 2015, the Company entered into two interest rate caps in order to mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as effective cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has effectively hedged approximately 73% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.
The fair values of the Company's interest rate derivatives are recorded on the consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the consolidated balance sheets related to the Company's interest rate derivatives within the tables below.

The Company's derivatives are measured at fair value in accordance with ASC 820. See Note 13 Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following tables indicate the location and the fair value of the Company's derivative instruments within the consolidated balance sheets segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions).
Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	March 31, 2015	March 31, 2014	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$17.7	$2.7	Other liabilities
	Asset Derivatives
Interest rate caps	$3.0	$—	Other assets

Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	March 31, 2015	March 31, 2014	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.4	$0.1	Other current assets
The following tables indicate the location and the amount of losses and gains associated with the Company's derivative instruments, net of tax, within the consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of March 31, 2015, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of loss recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	March 31, 2015	March 31, 2014
Interest rate swaps	$9.2	$1.7
Interest rate caps	$1.7	$—

		Amount recognized in other expense, net
Derivative instruments not designated as hedging instruments under ASC 815	Location of gain recognized in income on derivatives	Year Ended
		March 31, 2015	March 31, 2014	March 31, 2013
Foreign currency forward contracts	Other income (expense), net	$0.5	$0.4	$0.5

The Company expects to reclassify $5.2 million of accumulated other comprehensive loss into earnings as interest expense during the next twelve months related to interest rate derivatives. The Company did not reclassify any amounts from other comprehensive loss into earnings as interest expense during the fiscal years ending 2015, 2014, and 2013.

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
Fair Value of Derivative Instruments
The Company transacts in foreign currency forward contracts and interest rate swaps and caps, which are impacted by ASC 820. The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates. The fair value of interest rate swaps and caps is based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the years ended March 31, 2015 and March 31, 2014. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2015 and March 31, 2014 (in millions):

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$3.0	$—	$3.0
Foreign currency forward contracts	—	0.4	—	0.4
Total assets at fair value	$—	$3.4	$—	$3.4

Liabilities:
Interest rate swaps	$—	$17.7	$—	$17.7
Total liabilities at fair value	$—	$17.7	$—	$17.7

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$2.7	$—	$2.7
Total liabilities at fair value	$—	$2.7	$—	$2.7

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2015 and March 31, 2014 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of March 31, 2015 and March 31, 2014 was approximately $1,970.6 million and $1,995.1 million, respectively. The fair value is based on quoted market prices for the same issues.

Long-lived Assets and Intangible Assets

        Long-lived assets (which include property, plant and equipment and real estate) may be measured at fair value if such assets are held-for-sale or when there is a determination that the asset is impaired. Intangible assets (which include patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available that resides within Level 3 of the fair value hierarchy, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

During fiscal 2015, the Company ceased operations of its Mill Products business and recorded a net impairment loss of $3.8 million to place the long-lived assets of that business at net realizable value. The impairment loss recognized was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. At March 31, 2015, the Company remaining long-lived assets of the Mill Products business with a net realizable value of approximately $2.6 million are classified within assets held for sale on the consolidated balance sheets. See Note 4 Discontinued Operations for additional information.

14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2024. Rent expense under operating leases totaled $19.4 million, $17.0 million and $16.0 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2015 are as follows (in millions):

Years ending March 31:
2016	$14.8
2017	11.5
2018	9.5
2019	7.8
2020	6.9
Thereafter	4.4
$54.9

15. Stock-Based Compensation
In accordance with ASC 718, the Company recognizes compensation costs related to share-based payment transactions. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
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

In fiscal 2012, the Board of Directors adopted, and stockholders approved, the Rexnord Corporation 2012 Performance Incentive Plan (the "2012 Incentive Plan", and together with the 2006 Option Plan, the "Incentive Plans"), which operates as a successor plan to the 2006 Option Plan. The 2012 Incentive Plan is intended to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards and performance-based cash awards to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders, but broadens the types of awards that had been permitted by the 2006 Option Plan. To date, both stock options and Restricted Stock Units ("RSUs) have been issued under the Incentive Plans.
The options granted under the 2012 Incentive Plan have a maximum term of ten years after the grant date. Options granted from the inception of the plan through July 31, 2014 vest 50% over three years after the grant date and the remaining 50% vest five years after the grant date. Options and RSUs granted after July 31, 2014 vest ratably over four years. Options granted to directors of the Company vest ratably over three years.
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

During fiscal 2015, 2014 and 2013, the Company recorded $6.4 million, $7.0 million and $7.1 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.2 million for fiscal 2015, $2.5 million for fiscal 2014, and $2.5 million for fiscal 2013). During fiscal 2015, 2014 and 2013, the Company also recorded $5.8 million, $5.8 million and $18.1 million, respectively, of an excess tax benefit related to stock options exercised during each fiscal year. As of March 31, 2015, there was $17.3 million of total unrecognized compensation cost related to non-vested stock options and RSUs granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.
In February 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. As of March 31, 2015, the Company had not repurchased any shares of common stock through the Repurchase Program.
Stock Options

The fair value of each option granted under the Incentive Plans was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Expected option term (in years)	7.1	7.5	7.5
Expected volatility factor	26%	35%	34%
Weighted-average risk free interest rate	2.10%	1.57%	1.71%
Expected dividend rate	0.0%	0.0%	0.0%
Options granted under the Incentive Plans have a term of ten years. Management’s estimate of the option term for options granted under the Incentive Plans is 7.1 years based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Incentive Plans during fiscal 2015, 2014 and 2013 was $9.21, $8.06 and $8.22, respectively. The total fair value of options vested during fiscal 2015, 2014 and 2013 was $1.3 million, $1.8 million and $2.2 million, respectively.

Other information relative to stock options and the changes period over period are as follows:

	Year-Ended March 31, 2015		Year-Ended March 31, 2014		Year-Ended March 31, 2013
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	8,652,834	$10.79	9,450,197	$9.85	10,874,371	$5.27
Granted	1,268,124	28.30	978,849	19.82	2,626,157	20.56
Exercised (1)	(743,807)	5.85	(1,154,011)	5.91	(3,746,740)	3.77
Canceled/Forfeited	(588,633)	21.65	(622,201)	19.91	(303,591)	13.58
Outstanding at end of period (2)	8,588,518	$13.06	8,652,834	$10.79	9,450,197	$9.85
Exercisable at end of period (3)	4,798,457	$5.67	5,225,236	$5.46	5,879,052	$5.30
______________________

(1)	The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $16.7 million, $18.7 million and $56.1 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding was 5.0 years at March 31, 2015, 5.5 years at March 31, 2014 and 6.1 years at March 31, 2013. The aggregate intrinsic value of options outstanding at March 31, 2015 was $119.1 million.

(3)
The weighted average remaining contractual life of options exercisable was 2.6 years at March 31, 2015, 3.7 years at March 31, 2014 and 4.6 years at March 31, 2013. The aggregate intrinsic value of options exercisable at March 31, 2015 was $100.9 million.

	Shares	Weighted Average Grant Date Fair Value
Non-vested options at March 31, 2014	3,427,598	$7.62
Granted	1,268,124	9.21
Vested	(318,774)	3.99
Canceled/Forfeited	(588,633)	8.43
Non-vested options at March 31, 2015	3,788,315	$8.33

Restricted Stock Units

During fiscal 2015, the Company granted 58,883 RSUs to certain of its officers and employees. RSUs granted under the 2012 Incentive Plan vest ratably over four years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. The weighted-average grant date fair value of the RSUs granted and outstanding under the 2012 Incentive Plan for fiscal 2015 was $29.08 per unit.

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
The corridor is 10% of the higher of the pension benefit obligation or the fair value of the plan assets. The Company recognizes the net actuarial gains or losses in excess of 10% of the higher of the pension benefit obligation or the fair value of the plan assets in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). During the fiscal years ending March 31, 2015, 2014 and 2013, the Company recognized non-cash actuarial losses of $59.4 million, $2.7 million and $5.5 million, respectively, in connection with this accounting policy. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.
In October 2014, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). In conjunction with the re-measurement of the pension and other post-retirement obligations in fiscal 2015, the adoption of the newly issued mortality tables and mortality improvement scale and lower discount rates resulted in the recognition of non-cash actuarial losses of $52.9 million.
In addition, during fiscal 2015 the Company offered approximately 4,500 inactive participants in its domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and a total of $65.0 million was paid to electing participants during fiscal 2015. The settlement and corresponding re-measurement of the domestic non-union defined benefit plan resulted in the recognition of non-cash actuarial losses during fiscal 2015 of $6.5 million.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Pension Benefits:
Service cost	$1.4	$1.8	$1.9
Interest cost	30.0	30.1	31.6
Expected return on plan assets	(29.8)	(30.5)	(31.9)
Amortization of:
Prior service cost	0.2	0.2	0.6
Curtailment loss	—	—	0.2
Settlement loss	6.5	—	—
Recognition of actuarial losses	51.7	2.7	7.2
Net periodic benefit cost	$60.0	$4.3	$9.6
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.3	1.2	1.5
Amortization:
Prior service credit	(1.9)	(1.9)	(2.0)
Recognition of actuarial losses (gains)	1.2	—	(1.7)
Net periodic benefit cost	$0.7	$(0.6)	$(2.1)

The Company made contributions to its U.S. qualified pension plan trusts of $7.9 million, $7.8 million, and $8.4 million during the years ended March 31, 2015, 2014 and 2013, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2015	Year Ended March 31, 2014
Benefit obligation at beginning of period	$(700.0)	$(720.6)	$(31.2)	$(33.6)
Service cost	(1.4)	(1.8)	(0.1)	(0.1)
Interest cost	(30.0)	(30.1)	(1.3)	(1.2)
Actuarial (losses) gains	(114.2)	18.2	(2.1)	0.4
Plan amendments	—	0.2	—	—
Benefits paid	40.8	38.5	3.2	4.1
Plan participant contributions	(0.4)	(0.4)	(0.9)	(0.8)
Settlements	65.0	—	—	—
Translation adjustment	21.4	(4.0)	—	—
Benefit obligation at end of period	$(718.8)	$(700.0)	$(32.4)	$(31.2)
Plan assets at the beginning of the period	$577.7	$577.7	$—	$—
Actual return on plan assets	65.0	25.6	—	—
Contributions	12.5	12.8	3.2	4.1
Benefits paid	(40.8)	(38.5)	(3.2)	(4.1)
Settlements	(65.0)	—	—	—
Translation adjustment	(6.2)	0.1	—	—
Plan assets at end of period	$543.2	$577.7	$—	$—
Funded status of plans	$(175.6)	$(122.3)	$(32.4)	$(31.2)
Net amount on Consolidated Balance Sheets consists of:
Current liabilities	$(2.3)	$(3.0)	$(2.7)	$(2.8)
Long-term liabilities	(173.3)	(119.3)	(29.7)	(28.4)
Total net funded status	$(175.6)	$(122.3)	$(32.4)	$(31.2)
As of March 31, 2015, the Company had pension plans with a combined projected benefit obligation of $718.8 million compared to plan assets of $543.2 million, resulting in an under-funded status of $175.6 million compared to an under-funded status of $122.3 million at March 31, 2014. The Company’s funded status has declined year-over-year primarily as a result of the adoption of the new mortality tables and lower discount rates in fiscal 2015. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2015 and 2014 consist of the following (in millions):

	As of March 31, 2015
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$0.2	$(7.1)	$(6.9)
Unrecognized actuarial loss	71.7	1.2	72.9
Accumulated other comprehensive loss (income), gross	71.9	(5.9)	66.0
Deferred income tax (benefit) provision	(27.4)	2.5	(24.9)
Accumulated other comprehensive loss (income), net	$44.5	$(3.4)	$41.1

	As of March 31, 2014
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$0.5	$(9.1)	$(8.6)
Unrecognized actuarial loss	54.9	0.4	55.3
Accumulated other comprehensive loss (income), gross	55.4	(8.7)	46.7
Deferred income tax (benefit) provision	(19.7)	2.9	(16.8)
Accumulated other comprehensive loss (income), net	$35.7	$(5.8)	$29.9

The Company expects to recognize $0.1 million and $(2.0) million of prior service costs (credits) included in accumulated other comprehensive (loss) income for pension benefits and other postretirement benefits, respectively, as components of net periodic benefit cost during the next fiscal year.
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2015	March 31, 2014	March 31, 2013
Benefit Obligations:
Discount rate	3.70%	4.54%	4.25%	3.80%	4.30%	3.80%
Rate of compensation increase	3.40%	3.41%	3.42%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	4.54%	4.25%	4.83%	4.30%	3.80%	4.40%
Rate of compensation increase	3.41%	3.42%	3.40%	n/a	n/a	n/a
Expected return on plan assets	5.30%	5.48%	6.00%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.
The following table presents the Company’s target investment allocations for the year ended March 31, 2015 and actual investment allocations at March 31, 2015 and 2014.

	Plan Assets
	2015			2014
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	29%	28%	30%
Debt securities (including cash and cash equivalents)	55 - 80%	67%	67%	67%
Other	0 - 10%	4%	5%	3%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's principal U.S. pension plans.

The Company's defined benefit pension utilizes a dynamic liability driven investment (“LDI”) strategy. The objective is to more closely align the pension plan assets with its liabilities in terms of how both respond to interest rate changes. The plan assets are allocated into two investment categories: (i) LDI, comprised of high quality, investment grade fixed income securities and (ii) return seeking, comprised of traditional securities and alternative asset classes. All assets are managed externally according to guidelines established individually with investment managers and the Company's investment consultant. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The Company intends to continuously reduce the assets allocated to the return seeking category, thereby increasing the assets allocated to the LDI category based on the overall improvement in the plan funded status. No equity securities of the Company are held in the portfolio.
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2015 and 2014, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements.

	As of March 31, 2015
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.8	$5.6	$—	$7.4
Investment funds
Fixed income funds (1)	—	355.5	—	355.5
U.S. equity funds (2)	—	68.1	—	68.1
International equity funds (2)	—	35.8	—	35.8
Balanced funds (2)	—	10.1	—	10.1
Alternative investment funds (3)	—	—	42.9	42.9
Insurance contracts	—	—	23.4	23.4
Total	$1.8	$475.1	$66.3	$543.2

	As of March 31, 2014
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5.8	$3.0	$—	$8.8
Investment funds
Fixed income funds (1)	—	374.4	—	374.4
U.S. equity funds (2)	—	74.4	—	74.4
International equity funds (2)	—	39.8	—	39.8
Balanced funds (2)	—	10.2	—	10.2
Alternative investment funds (3)	—	—	53.6	53.6
Insurance contracts	—	—	16.5	16.5
Total	$5.8	$501.8	$70.1	$577.7

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

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2015 and 2014 (in millions):

	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2013	$52.0	$12.3	$64.3
Actual return on assets:
Related to assets held at reporting date	2.4	4.2	6.6
Related to assets sold during the period	0.1	—	0.1
Purchases, sales, issuances and settlements	(0.9)	—	(0.9)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2014	53.6	16.5	70.1
Actual return on assets:
Related to assets held at reporting date	(1.6)	6.9	5.3
Related to assets sold during the period	2.3	—	2.3
Purchases, sales, issuances and settlements	(11.4)	—	(11.4)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2015	$42.9	$23.4	$66.3
During fiscal 2016, the Company expects to contribute approximately $7.3 million to its U.S. qualified defined benefit plans and $2.7 million to its other postretirement benefit plans.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2016	$40.0	$2.7
2017	40.3	2.7
2018	40.6	2.8
2019	40.7	2.7
2020	40.8	2.6
2021-2025	204.6	10.8
Pension Plans That Are Not Fully Funded
At March 31, 2015, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $717.1 million, $706.3 million and $541.5 million, respectively.
At March 31, 2014, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $695.8 million, $687.2 million and $573.5 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 7.0% in fiscal 2015 grading down to 5.0% in fiscal 2019 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	2.9	2.4	2.7	(2.5)	(2.1)	(2.3)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense recognized related to these plans was $0.2 million, $0.3 million, and $0.3 million in the years ended March 31, 2015, 2014 and 2013, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $15.2 million, $15.6 million, and $14.2 million for the years ended March 31, 2015, 2014 and 2013, respectively.

17. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods, as well as adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company continues to maintain a partial valuation allowance against its deferred tax assets relating to certain foreign and state NOL carryforwards and determined that its prior valuation allowance related to certain foreign tax credit carryforwards is no longer required.

Income Tax Provision (Benefit)
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended March 31,
	2015	2014	2013
Current:
United States	$17.2	$0.8	$0.1
Non-United States	15.6	14.6	16.8
State and local	4.7	1.6	0.5
Total current	37.5	17.0	17.4
Deferred:
United States	(8.2)	(8.6)	6.0
Non-United States	(10.5)	(16.4)	(7.0)
State and local	(2.0)	(2.0)	(1.0)
Total deferred	(20.7)	(27.0)	(2.0)
Provision (benefit) for income taxes	$16.8	$(10.0)	$15.4

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2015	2014	2013
Provision for income taxes at U.S. federal statutory income tax rate	$37.9	$5.2	$21.9
State and local income taxes, net of federal benefit	2.6	(1.1)	2.5
Net effects of foreign rate differential	(3.3)	(3.6)	(5.3)
Net effects of foreign related operations	8.9	5.7	(4.2)
Net effect to deferred taxes for changes in tax rates	0.2	0.6	(0.1)
Unrecognized tax benefits, net of federal benefit	(0.5)	(4.7)	0.2
Domestic production activities deduction	(2.3)	—	—
Change in valuation allowance	(27.4)	(11.5)	—
Other	0.7	(0.6)	0.4
Provision (benefit) for income taxes	$16.8	$(10.0)	$15.4
The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year ended March 31,
	2015	2014	2013
United States	$89.9	$(25.9)	$26.0
Non-United States	18.7	40.9	36.7
Income before income taxes	$108.6	$15.0	$62.7
Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2015	March 31, 2014
Deferred tax assets:
Compensation and retirement benefits	$86.9	$76.5
US federal and state tax net operating loss carryforwards	27.8	63.1
Foreign tax credit carryforwards	26.5	46.8
Foreign net operating loss carryforwards	17.1	17.2
Other	25.3	7.4
Total deferred tax assets before valuation allowance	183.6	211.0
Valuation allowance	(25.0)	(54.4)
Total deferred tax assets	158.6	156.6
Deferred tax liabilities:
Property, plant and equipment	47.8	45.6
Inventories	30.8	31.8
Intangible assets and goodwill	218.5	222.7
Cancellation of indebtedness	58.8	74.5
Total deferred tax liabilities	355.9	374.6
Net deferred tax liabilities	$197.3	$218.0
These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities.

Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for deferred tax assets relating to certain foreign and state NOL carryforwards as of March 31, 2015. Significant factors considered by management in this determination included the historical operating results of the Company as well as anticipated reversals of future taxable temporary differences. A valuation allowance was recorded at March 31, 2014 for deferred tax assets related to state NOL carryforwards, foreign NOL carryforwards and foreign tax credit carryforwards for which utilization was deemed uncertain. The significant reduction in the valuation allowance presented above was primarily due to a change in management's view that the realization of certain state NOL and foreign tax credit carryforwards (previously having a valuation allowance recorded) is now deemed more-likely-than-not, as well as write-offs of certain deferred tax assets as a result of the carryforward period expiring prior to utilization. The carryforward period for the foreign tax credit is ten years. The carryforward period for the U.S. federal NOL carryforward is twenty years. The carryforward periods for the state NOLs range from five to twenty years. Certain foreign NOL carryforwards are subject to a five-year expiration period, and the carryforward period for the remaining foreign NOLs is indefinite.
As of March 31, 2015, the Company had approximately $520.5 million of state NOL carryforwards expiring over various years ending through March 31, 2034. The Company has a valuation allowance of $18.3 million recorded against the related deferred tax asset. In addition, at March 31, 2015, the Company had approximately $77.6 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $5.8 million against these foreign NOL carryforwards as well as other related deferred tax assets.
No provision has been made for United States federal income taxes related to approximately $149.0 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. Due to existing foreign tax credit carryforwards, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $6.1 million, would not be expected to be significant to the Company’s consolidated financial statements.
Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2015, 2014 and 2013 was $21.2 million, $13.6 million and $16.7 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for unrecognized tax benefits as of March 31, 2015 and March 31, 2014 was $26.6 million and $23.6 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2015 and March 31, 2014 (in millions):

	Year Ended March 31,
	2015	2014
Balance at beginning of period	$20.9	$24.0
Additions based on tax positions related to the current year	3.2	2.5
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	(0.8)
Reductions due to lapse of applicable statute of limitations	(1.7)	(4.7)
Cumulative translation adjustment	(0.7)	(0.1)
Balance at end of period	$21.7	$20.9
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and March 31, 2014, the total amount of unrecognized tax benefits includes $12.4 million and $9.9 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax (benefit) expense during the fiscal years ended March 31, 2015, 2014 and 2013 was $0.7 million, $(0.6) million, and $0.9 million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Internal Revenue Service is currently conducting fieldwork relating an income tax examination of the Company’s U.S. consolidated federal income tax return for the tax year ended March 31, 2013. During the first quarter of fiscal 2014, the Company completed an examination of its Italian corporate income tax returns for the tax years ended March 31, 2008 through March 31, 2011. Similarly, during the second quarter of fiscal 2014, the Company completed an examination of certain German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2006 through March 31, 2010. The Company paid approximately $0.7 million and $0.4 million upon the conclusion of the Italian and German examinations, respectively. However, these amounts did not have a negative financial statement impact to the company as the amounts were either previously reserved as an unrecognized tax benefit or appropriately accounted for as a deferred tax item. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2012, state and local income tax examinations for years ending prior to fiscal 2011 or significant foreign income tax examinations for years ending prior to fiscal 2010. With respect to the Company's U.S. federal NOL carryforward as of March 31, 2014, the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009, 2010 and 2011 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future, open tax years.
18. Related Party Transactions
Management Services Fee

Until November 18, 2014, certain entities affiliated with Apollo Management L.P. (“Apollo”) owned more than 5% of the outstanding shares of our common stock. From 2006 to 2012, the Company had a management services agreement with an affiliate of Apollo for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to our business. As a result of the Company’s initial public offering (“IPO”), the Company and Apollo and its affiliates terminated the management consulting agreement, and in connection with the termination Apollo and its affiliates received $15.0 million (plus $0.7 million of unreimbursed expenses) from the Company in fiscal 2013. Such payment was negotiated as a reduced amount in lieu of the one-time termination fee of $20.1 million that Apollo otherwise would have been entitled to receive under the management consulting agreement, corresponding to the present value of the aggregate annual fees that would have been payable during the remainder of the term of the agreement (assuming a twelve-year term from the date of the amended agreement). No other costs or fees were incurred under the agreement in fiscal 2015, 2014 and 2013.

Former Stockholders' Agreements
In connection with Apollo's acquisition of the Company in 2006, the Company entered into two separate stockholders' agreements - one with Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC (together with Rexnord Acquisition Holdings I, LLC, the “Apollo Holders”) and certain other of its stockholders, and the other with the Apollo Holders, George M. Sherman (the Company's Chairman of the Board of Directors) and entities then-controlled by Mr. Sherman (collectively, the “Stockholders' Agreements”). All terms of the Stockholders' Agreements terminated upon the consummation of the Company's IPO, except for the registration rights provisions described below.
Under the terms of the Stockholders' Agreements, the Company agreed to register shares of its common stock owned by affiliates of the Apollo Holders and by Mr. Sherman, as well as bear related expenses of offerings by them, in certain circumstances. Three times in fiscal 2015 and twice is fiscal 2014, the Apollo Holders exercised their registration rights with respect to their shares.
Consequently, pursuant to the Stockholders’ Agreements, the Company was required to pay all of the offering expenses (other than underwriters’ discounts and commissions on the shares of common stock sold by the Apollo Holders or Mr. Sherman and affiliated entities) related to those offerings.  The offering expenses (excluding such underwriters’ discounts and commissions) paid by the Company on behalf of the selling stockholders were $0.5 million and $1.4 million for the offerings completed in fiscal 2015 and 2014, respectively. Following these offerings, Apollo no longer owns any shares of the Company's stock.
Debt Transactions
In fiscal 2013, the Company redeemed $300.0 million in aggregate principal amount of its then-outstanding 11.75% Notes, and paid early redemption premiums of $17.6 million and $7.4 million of accrued interest. Certain of the Company's affiliates, including Messrs. Sherman, Adams and a former executive officer were holders of the 11.75% Notes at the redemption date and, therefore, received payments of principal, as well as accrued interest and prepayment premiums, in respect of such indebtedness upon the redemption in the following amounts: $2.6 million, $0.3 million and $0.3 million, respectively.
Other
Apollo Global Securities, LLC, which was one of the underwriters in one of the fiscal 2015 securities offerings and each of the fiscal 2014 offerings, is an affiliate of Apollo.  Apollo Global Securities, LLC received (on a pro rata basis) discounts and commissions of approximately $0.1 million related to the sale of securities by Rexnord as part of the February 2014 offering.  The underwriters’ discounts and commissions related to the shares sold by Apollo or Mr. Sherman and affiliated entities in the fiscal 2015 and fiscal 2014 offerings were paid by them and not by the Company.

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

The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•
Falk, through its successor entity, is a defendant in multiple lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 50 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2015, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 21,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2015, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $35.0 million of which Zurn expects its insurance carriers to pay approximately $27.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $35.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next ten years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2015, is approximately $248.1 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $172.1 million of aggregate liabilities.
As of March 31, 2015, the Company had a recorded receivable from its insurance carriers of $35.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $248.1 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $248.1 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC ("Zurn Industries") were named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claimed damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement received final court approval in February 2013, and utilizes a seven year claims fund, which is capped at $20 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses totaling $8.5 million, which were paid in fiscal 2014.
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
In 2010, Sloan Valve Company (“Sloan”) filed a complaint against the Company’s subsidiary, Zurn Industries, for patent infringement in the United States District Court for the Northern District of Illinois. The complaint alleged, among other things, that Zurn Industries’ manual dual flush valve infringed Sloan’s patent for its “Flush Valve Handle Assembly Providing Dual Mode Operation” and sought an unspecified amount of damages, including a request for treble damages and attorneys’ fees. In June 2014, the court entered a consent judgment, consistent with a settlement agreement between Zurn Industries and Sloan, which included, among other things, a dismissal of all claims and counterclaims between the parties. The resolution of this case did not have a material adverse impact on the Company's consolidated results of operations.

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

21. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services specified, highly engineered mechanical components used within complex systems where our customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears and gear drives, couplings, industrial bearings, FlatTop™ and engineered chain, aerospace bearings and seals, conveying equipment and specialty components, as well as, repair and on-going service, Rexnord Innovation Center and Rexnord Technical Services. This segment serves a diverse group of end markets, including mining, general industrial applications, cement and aggregates, agriculture, forest and wood products, petrochemical, energy, food & beverage, aerospace and wind energy. The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes specification drainage products, sensor flush valves and faucet products, point-source wastewater pretreatment devices, backflow prevention devices, pressure release valves, sluice and slide gates, butterfly and plug valves, control valves and actuation systems and PEX piping. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$642.1	$621.1	$570.8
Aftermarket	588.1	617.1	633.7
Total Process & Motion Control	$1,230.2	$1,238.2	$1,204.5
Water Management:
Water safety, quality, flow control and conservation	517.1	465.6	430.1
Water infrastructure	302.9	330.5	308.9
Total Water Management	820.0	796.1	739.0
Consolidated net sales	$2,050.2	$2,034.3	$1,943.5
Income (loss) from operations
Process & Motion Control	$219.6	$237.7	$219.7
Water Management	79.0	72.2	67.9
Corporate	(94.9)	(37.5)	(44.7)
Consolidated	$203.7	$272.4	$242.9
Non-operating expense:
Interest expense, net	$(87.9)	$(109.1)	$(153.3)
Loss on the extinguishment of debt	—	(133.2)	(24.0)
Other expense, net	(7.2)	(15.1)	(2.9)
Income from continuing operations before income taxes	108.6	15.0	62.7
Provision (benefit) provision for income taxes	16.8	(10.0)	15.4
Net income from continuing operations	$91.8	$25.0	$47.3
(Loss) income from discontinued operations, net of tax	(8.0)	4.6	2.8
Net income	83.8	29.6	50.1
Non-controlling interest loss	—	(0.6)	—
Net income attributable to Rexnord	$83.8	$30.2	$50.1
Depreciation and Amortization
Process & Motion Control	$74.1	$69.7	$69.8
Water Management	38.1	37.2	41.1
Consolidated	$112.2	$106.9	$110.9
Capital Expenditures
Process & Motion Control	$37.7	$39.4	$39.6
Water Management	11.1	12.8	20.5
Consolidated	$48.8	$52.2	$60.1

	March 31, 2015	March 31, 2014	March 31, 2013
Total Assets
Process & Motion Control	$2,412.8	$2,251.7	$2,426.2
Water Management	981.4	1,039.0	1,012.5
Corporate	18.3	92.8	35.1
Consolidated	$3,412.5	$3,383.5	$3,473.8

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013	March 31, 2015	March 31, 2014	March 31, 2013
United States	$1,380.0	$1,337.2	$1,283.9	$279.4	$284.6	$257.5
Europe	374.0	409.1	379.5	92.1	98.6	93.1
Rest of World	296.2	288.0	280.1	46.1	40.5	43.5
	$2,050.2	$2,034.3	$1,943.5	$417.6	$423.7	$394.1
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.
22. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$503.6	$531.0	$497.1	$518.5	$2,050.2
Gross profit	178.2	197.0	181.5	189.5	746.2
Net income from continuing operations	11.6	37.8	6.7	35.7	91.8
Income (loss) from discontinued operations, net of tax	0.4	(0.7)	(4.5)	(3.2)	(8.0)
Net income	12.0	37.1	2.2	32.5	83.8
Non-controlling interest (loss) income	(0.1)	(0.1)	—	0.2	—
Net income attributable to Rexnord	12.1	37.2	2.2	32.3	83.8
Net income per share from continuing operations:
Basic	$0.11	$0.37	$0.07	$0.35	$0.90
Diluted	$0.11	$0.36	$0.06	$0.34	$0.88
Income (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Diluted	$—	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Net income per share attributable to Rexnord:
Basic	$0.12	$0.37	$0.02	$0.32	$0.82
Diluted	$0.12	$0.36	$0.02	$0.31	$0.80

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$494.0	$501.4	$478.1	$560.8	$2,034.3
Gross profit	178.1	189.0	178.9	207.4	753.4
Net income (loss) from continuing operations	11.6	(53.6)	27.4	39.6	25.0
Income (loss) from discontinued operations, net of tax	2.0	1.1	1.2	0.3	4.6
Net income (loss)	13.6	(52.5)	28.6	39.9	29.6
Non-controlling interest loss	(0.2)	(0.2)	(0.1)	(0.1)	(0.6)
Net income (loss) attributable to Rexnord	13.8	(52.3)	28.7	40.0	30.2
Net income (loss) per share from continuing operations:
Basic	$0.12	$(0.55)	$0.28	$0.40	$0.25
Diluted	$0.12	$(0.55)	$0.27	$0.38	$0.25
Net income per share from discontinued operations:
Basic	$0.02	$0.01	$0.01	$—	$0.05
Diluted	$0.02	$0.01	$0.01	$—	$0.05
Net income (loss) per share attributable to Rexnord:
Basic	$0.14	$(0.54)	$0.29	$0.40	$0.31
Diluted	$0.14	$(0.54)	$0.28	$0.39	$0.30

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2016 annual meeting, to be held on or about July 22, 2015 (the "Fiscal 2016 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.rexnord.com. To obtain a copy, free of charge, please submit a written request to Rexnord Investor Relations, 247 Freshwater Way, Milwaukee, Wisconsin 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnord.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Corporate Governance - Directors' Compensation" in the Fiscal 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Fiscal 2016 Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	8,588,518	$13.06	4,970,140
Equity compensation plans not approved by security holders	None	None	None
Total	8,588,518	$13.06	4,970,140

(1)
Represents options and unvested restricted stock units ("RSUs") granted under the Company's 2006 Stock Option Plan or the Company's 2012 Performance Incentive Plan, both of which were approved by stockholders. No further options are being granted under the 2006 Stock Option Plan.

(2) The average exercise price excludes RSUs.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2016 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2016 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Part II, Item 8 hereof are for the years ended March 31, 2015, 2014 and 2013 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss) Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2015, 2014 and 2013 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2013:
Valuation allowance for trade and notes receivable	$6.2	$1.3	$1.4	$(0.7)	$(0.5)	$7.7
Valuation allowance for excess and obsolete inventory	30.9	4.9	3.3	(4.2)	(4.4)	30.5
Valuation allowance for income taxes	90.3	3.9	—	—	(21.1)	73.1
Fiscal Year 2014:
Valuation allowance for trade and notes receivable	$7.7	$1.0	$0.2	$(0.1)	$(2.4)	$6.4
Valuation allowance for excess and obsolete inventory	30.5	3.8	4.1	0.2	(4.8)	33.8
Valuation allowance for income taxes	73.1	3.9	—	—	(22.6)	54.4
Fiscal Year 2015:
Valuation allowance for trade and notes receivable	$6.4	$10.7	$0.6	$(0.4)	$(0.5)	$16.8
Valuation allowance for excess and obsolete inventory	33.8	5.2	0.8	(0.6)	(3.5)	35.7
Valuation allowance for income taxes	54.4	2.0	—	—	(31.4)	25.0
 (1) Uncollectible amounts, dispositions charged against the accrual and utilization of net operating losses.
All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.
See Exhibit Index included after the signature page to this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

3.2	Amended and Restated By-Laws as adopted on July 14, 2014	Exhibit 3.1 to the Company's Form 8-K dated July 14, 2014

10.1(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006 (the “7/27/06 8-K/A”)

10.1(c)	Form of George M. Sherman Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.11 to the 7/27/06 8-K/A

10.1(d)	Form of Non-Employee Director (Apollo Director) Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.8 to the Form 10-K filed by RBS Global Inc./Rexnord LLC for the fiscal year ended March 31, 2007

10.2	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	Exhibit 10.1 to the Form 10-Q for the quarter ended October 2, 2010 filed by RBS Global, Inc./Rexnord LLC

10.3(a)	The Company's 2012 Performance Incentive Plan (the “2012 Incentive Plan”)*	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504 (the “2012 S-1”)

10.3(b)	Form of Option Agreement under the 2012 Incentive Plan*	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(c)	Form of Option and Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.4	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2012 (“9/29/12 10-Q”)

10.5	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Mark W. Peterson*	Exhibit 10.2 to the 9/29/12 10-Q

10.6	Schedule of Compensation for independent directors, effective for fiscal 2013*	Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2012 (“2012 10-K”)

10.7	Form of Indemnification Agreement	Exhibit 10.31 to the 2012 S-1

10.8
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

10.9
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 to the 3/16/12 8-K

10.10(a)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on October 1, 2007

10.10(b)
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

10.10(c)
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

10.11
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation
Exhibit 10.1 to the 5/23/11 8-K

10.12
Stockholders' Agreement of the Company, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other stockholders, dated July 21, 2006 (no longer in effect, except as to certain registration rights provisions)
Exhibit 10.5 to the 7/27/06 8-K/A

10.13
Stockholders' Agreement of the Company, Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006 (no longer in effect, except as to certain registration rights provisions)
Exhibit 10.6 to the 7/27/06 8-K/A

10.14
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

10.15
Underwriting Agreement, dated as of May 28, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Robert W. Baird & Co. Incorporated and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule A thereto

Exhibit 1.1 to the Company's Form 8-K dated May 28, 2014 (and filed on June 3, 2014)

10.16
Underwriting Agreement, dated as of August 11, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Deutsche Bank Securities Inc.

Exhibit 1.1 to the Company's Form 8-K dated August 11, 2014

10.17
Underwriting Agreement, dated as of November 12, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Credit Suisse Securities (USA) LLC

Exhibit 1.1 to the Company's Form 8-K dated November 12, 2014

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 20, 2015
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

/s/ Todd A. Adams	President, Chief Executive Officer	May 20, 2015
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 20, 2015
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ George M. Sherman	Director	May 20, 2015
George M. Sherman

/s/ Mark S. Bartlett	Director	May 20, 2015
Mark S. Bartlett

/s/ Laurence M. Berg	Director	May 20, 2015
Laurence M. Berg

/s/ Thomas D. Christopoul	Director	May 20, 2015
Thomas D. Christopoul

/s/ Paul W. Jones	Director	May 20, 2015
Paul W. Jones

/s/ George C. Moore	Director	May 20, 2015
George C. Moore

/s/ John M. Stropki	Director	May 20, 2015
John M. Stropki

/s/ John S. Stroup	Director	May 20, 2015
John S. Stroup