Form 10-Q
period 2015-06-30
Rexnord Corp
filed 2015-08-04
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

247 Freshwater Way, Suite 300, Milwaukee, WI	53204
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Rexnord Corporation Common Stock, $0.01 par value per share	100,348,016 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in our Annual Report on Form 10-K for the year ended March 31, 2015 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2016, or fiscal 2016, means the period from April 1, 2015 to March 31, 2016 and the first quarters of fiscal 2016 and 2015 mean the fiscal quarters ended June 30, 2015 and June 30, 2014, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$329.7	$370.3
Receivables, net	318.5	336.0
Inventories, net	372.6	367.7
Assets held for sale	2.6	2.6
Other current assets	49.5	49.7
Total current assets	1,072.9	1,126.3
Property, plant and equipment, net	412.8	417.6
Intangible assets, net	574.6	587.7
Goodwill	1,201.3	1,202.3
Insurance for asbestos claims	35.0	35.0
Other assets	32.5	33.1
Total assets	$3,329.1	$3,402.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$23.6	$24.3
Trade payables	192.6	234.1
Compensation and benefits	50.5	53.9
Current portion of pension and postretirement benefit obligations	5.0	5.0
Other current liabilities	120.9	127.3
Total current liabilities	392.6	444.6

Long-term debt	1,912.0	1,915.7
Pension and postretirement benefit obligations	201.3	203.0
Deferred income taxes	179.9	184.4
Reserve for asbestos claims	35.0	35.0
Other liabilities	67.4	66.6
Total liabilities	2,788.2	2,849.3

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 100,348,016 at June 30, 2015 and 102,681,964 at March 31, 2015	1.0	1.0
Additional paid-in capital	842.5	885.9
Retained deficit	(176.2)	(197.5)
Accumulated other comprehensive loss	(126.1)	(130.2)
Treasury stock at cost; 0 and 900,904 shares at June 30, 2015 and March 31, 2015, respectively	—	(6.3)
Total Rexnord stockholders' equity	541.2	552.9
Non-controlling interest	(0.3)	(0.2)
Total stockholders' equity	540.9	552.7
Total liabilities and stockholders' equity	$3,329.1	$3,402.0
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	First Quarter Ended
	June 30, 2015	June 30, 2014
Net sales	$485.1	$503.6
Cost of sales	315.3	325.4
Gross profit	169.8	178.2
Selling, general and administrative expenses	100.4	104.4
Restructuring and other similar charges	1.9	3.4
Amortization of intangible assets	14.3	13.5
Income from operations	53.2	56.9
Non-operating expense:
Interest expense, net	(21.6)	(22.5)
Other expense, net	(0.4)	(1.3)
Income from continuing operations before income taxes	31.2	33.1
Provision for income taxes	10.0	21.5
Net income from continuing operations	21.2	11.6
Income from discontinued operations, net of tax	—	0.4
Net income	21.2	12.0
Non-controlling interest loss	(0.1)	(0.1)
Net income attributable to Rexnord	$21.3	$12.1

Net income from continuing operations per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.11
Net loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net income per share attributable to Rexnord:
Basic	$0.21	$0.12
Diluted	$0.20	$0.12
Weighted-average number of shares outstanding (in thousands):
Basic	101,409	101,235
Effect of dilutive equity awards	2,958	3,294
Diluted	104,367	104,529

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	First Quarter Ended
	June 30, 2015	June 30, 2014
Net income attributable to Rexnord	$21.3	$12.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	4.4	(1.7)
Unrealized income on interest rate derivatives, net of tax	—	(3.7)
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	(0.3)
Other comprehensive income (loss), net of tax	4.1	(5.7)
Non-controlling interest loss	(0.1)	(0.1)
Total comprehensive income	$25.3	$6.3

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
Operating activities
Net income	$21.2	$12.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13.9	14.7
Amortization of intangible assets	14.3	13.5
Amortization of deferred financing costs	0.5	0.4
Gain on dispositions of property, plant and equipment	(0.1)	—
Deferred income taxes	(1.7)	14.4
Other non-cash charges	(1.6)	(0.1)
Stock-based compensation expense	1.9	1.6
Changes in operating assets and liabilities:
Receivables	4.3	19.8
Inventories	(3.8)	(19.3)
Other assets	1.0	1.5
Accounts payable	(42.8)	(43.2)
Accruals and other	0.8	(8.9)
Cash provided by operating activities	7.9	6.4

Investing activities
Expenditures for property, plant and equipment	(7.7)	(8.7)
Acquisitions, net of cash acquired	1.1	(27.7)
Proceeds from dispositions of long-lived assets	0.5	—
Cash used for investing activities	(6.1)	(36.4)

Financing activities
Repayments of long-term debt	(4.9)	(4.9)
Proceeds from borrowings of short-term debt	—	4.6
Repayments of short-term debt	(0.7)	(0.1)
Proceeds from exercise of stock options	—	0.4
Repurchase of Company common stock	(40.0)	—
Excess tax benefit on exercise of stock options	1.0	1.6
Cash (used for) provided by financing activities	(44.6)	1.6
Effect of exchange rate changes on cash and cash equivalents	2.2	0.7
Decrease in cash and cash equivalents	(40.6)	(27.7)
Cash and cash equivalents at beginning of period	370.3	339.0
Cash and cash equivalents at end of period	$329.7	$311.3

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2015
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

In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's fiscal 2015 Annual Report on Form 10-K.

During fiscal 2015, the Company completed a plan to discontinue the operations and exit its non-core business that manufactured ring gears and pinions (“Mill Products”) utilized for crushing machinery applications in the mining sector. Accordingly, the results of operations of the Mill Products business have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature and classified as assets held for sale for all periods presented in the condensed consolidated balance sheets. See Note 3 for further information regarding the discontinued operation.

The Company

Rexnord is a growth-oriented, multi-platform industrial company with what it believes are leading market shares and highly trusted brands that serve a diverse array of global end-markets. The Company's heritage of innovation and specification have allowed it to provide highly engineered, mission critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Rexnord Innovation Center provides on-going, cross-platform support of these capabilities. The Company operates in a disciplined way and the Rexnord Business System (“RBS”) is the operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of the business.

The Process & Motion Control platform designs, manufactures, markets and services specified, highly-engineered mechanical components used within complex systems where the customers' reliability requirements and cost of failure or downtime is extremely high. The Process & Motion Control product portfolio includes gears and gear drives, couplings, industrial bearings, tabletop and engineered chain, aerospace bearings and seals, conveying equipment and specialty components, as well as repair and on-going service.

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

Recent Accounting Pronouncements

In April 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, the Company elected to early adopt this guidance beginning with the first quarter of fiscal 2016, which resulted in the reclassification of $10.0 million and $10.5 million of unamortized debt issuance costs from other assets to long-term debt on the condensed consolidated balance sheets as of June 30, 2015 and March 31, 2015, respectively. Refer to Note 12 for additional discussion regarding debt instruments and related classification.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2019 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the method of adoption and the potential impact adoption will have on its condensed consolidated financial statements.

In the first quarter of 2016, the Company adopted FASB ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. As this guidance is a prospective change, the significance of ASU 2014-08 for the Company is dependent on any future dispositions or disposals.

2. Acquisitions

Fiscal Year 2015 Acquisitions

On January 12, 2015, the Company acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a preliminary cash purchase price of $76.0 million, excluding transaction costs and net of cash acquired. During the first quarter of fiscal 2016, the Company received $1.1 million in cash from the sellers in connection with finalizing the amount of acquisition date working capital. The preliminary purchase price was adjusted to reflect this change, which resulted in a $1.1 million decrease to goodwill.  Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications.  The acquisition of Euroflex added complementary product lines to the Company's existing Process & Motion Control platform.

On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $39.2 million. Under the terms of the agreement, the purchase price is comprised of $33.4 million that was paid at closing and $3.4 million to be paid in annual installments on October 30, 2015 and October 30, 2016. During the first quarter of fiscal 2016, the Company finalized the amount of acquisition date working capital which resulted in a $1.7 million decrease to the preliminary purchase price, which the Company will receive by reducing the amount of the first annual installment payment to the previous Tollok shareholders by $1.7 million.  The preliminary purchase price allocation has been adjusted to reflect this change, which resulted in a $1.7 million decrease to goodwill. Pursuant to the terms of the agreement, the Company is also contingently obligated to make additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Cash payments made after the acquisition date will be made in Euros based on prevailing exchange rates at the time of payment. Tollok, based in Ferrara, Italy, added complementary product lines to the Company's existing Process & Motion Control platform.

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

The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. The acquisitions of Green Turtle, Tollok and Euroflex were not material to the Company’s condensed consolidated financial statements. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2015 have not been presented because they are not significant to the Company's condensed consolidated statements of operations and financial position.

The fiscal 2015 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations for the fiscal 2015 acquisitions, after incorporating the changes described above, resulted in non-tax deductible goodwill of $71.9 million, other intangible assets of $67.2 million and other net assets of $3.8 million. The purchase price allocations of Tollok and Euroflex are preliminary and subject to final valuation related adjustments that will be completed within the one year period following the respective acquisition date.

3. Discontinued Operations

During the fourth quarter of fiscal 2015, the Company ceased all operations related to the Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control segment. As a result, the Company met the criteria to present this business as a discontinued operation in accordance with the authoritative guidance. During the second half of fiscal 2015, the Company sold certain assets associated with the Mill Products business for aggregate cash consideration of approximately $9.2 million. The exit of the business resulted a net charge of $9.7 million, consisting of a $3.8 million impairment loss associated with property, plant and equipment, a $4.1 million impairment of goodwill allocated to the discontinued operation and other exit related costs of $1.8 million.

The condensed consolidated statement of operations for the first quarter ended June 30, 2015 does not include any activity for Mill Products as the operations were ceased. The following table summarizes the results of the Mill Products business for the first quarter ended June 30, 2014 included within income from discontinued operations, net of tax on the condensed consolidated statements of operations (in millions):

Three Months Ended
June 30, 2014
Net sales	$6.2
Income from operations	0.7
Provision for income taxes	(0.3)
Net income	$0.4

Net income per share from discontinued operations:
Basic	$—
Diluted	$—

Included as assets held for sale on the condensed consolidated balance sheets as of each of June 30, 2015 and March 31, 2015 are long-lived assets of the Mill Products business of $2.6 million. As of June 30, 2015 and March 31, 2015, the long-lived assets were recorded at the estimated fair value. See Note 14 for additional detail on fair value measurements used by the Company to estimate fair value. The Company is actively engaged in the sale of remaining assets; however, given the nature of the assets involved, the expected timing of cash flows related to the sale is indeterminable. The Company has no continuing involvement in the Mill Products business.

4. Restructuring and Other Similar Charges

During the quarter ended June 30, 2015, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, impairment of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges during the three months ended June 30, 2015 and June 30, 2014 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended June 30, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.1	$0.5	$—	$1.6
Lease termination and other costs	0.2	0.1	—	0.3
Total restructuring and other similar costs	$1.3	$0.6	$—	$1.9

	Restructuring and Other Similar Charges Three Months Ended June 30, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.5	$0.7	$—	$2.2
Lease termination and other costs	0.4	0.8	—	1.2
Total restructuring and other similar costs	$1.9	$1.5	$—	$3.4

The following table summarizes the activity in the Company's restructuring accrual for the three months ended June 30, 2015 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring accrual, March 31, 2015 (1)	$6.7	$0.3	$7.0
Charges	1.6	0.3	1.9
Cash payments	(4.1)	(0.3)	(4.4)
Restructuring accrual, June 30, 2015 (1)	$4.2	$0.3	$4.5

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

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

The Company regularly reviews its deferred tax assets for recoverability and establishes valuation allowances based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for purposes of determining the proper balances of such valuation allowances. As a result of this review, the Company continues to maintain valuation allowances against the deferred tax assets relating to certain foreign and state net operating loss carryforwards. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could result in a material impact to the financial statements for such period of change.

The income tax provision was $10.0 million in the first quarter of fiscal 2016 compared to an income tax provision of $21.5 million in the first quarter of fiscal 2015. The effective income tax rate for the first quarter of fiscal 2016 was 32.1% versus 65.0% in the first quarter of fiscal 2015. The effective income tax rate for the first quarter of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of foreign income taxes at rates which are generally below the U.S federal statutory rate, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first quarter of fiscal 2015 was significantly higher than the U.S. federal statutory rate of 35% primarily due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign related branch losses for U.S. income tax purposes.

At June 30, 2015, the Company had a $26.5 million liability for unrecognized net income tax benefits. At March 31, 2015, the Company’s total liability for unrecognized net income tax benefits was $26.6 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2015 and March 31, 2015, the total amount of gross, unrecognized income tax benefits included $12.9 million and $12.4 million of accrued interest and penalties, respectively. The Company recognized $0.2 million of net interest and penalties as income tax expense during both the three months ended June 30, 2015, as well as, the three months ended June 30, 2014.

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

6. Earnings per Share

Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding equity awards to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the first quarter ended June 30, 2015 excludes equity awards to acquire 2,226,000 shares due to their anti-dilutive effect. The computation for diluted net income per share for the first quarter ended June 30, 2014 excludes options to purchase 86,909 shares due to their anti-dilutive effect.

7. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Non-controlling Interest (2)	Total Stockholders’ Equity
Balance at March 31, 2015	$—	$1.0	$885.9	$(197.5)	$(130.2)	$(6.3)	$(0.2)	$552.7
Total comprehensive income (loss)	—	—	—	21.3	4.1	—	(0.1)	25.3
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Common stock repurchased and canceled	—	—	(40.0)	—	—	—	—	(40.0)
Cancellation of treasury stock	—	—	(6.3)	—	—	6.3	—	—
Tax benefit on stock option exercises	—	—	1.0	—	—	—	—	1.0
Balance at June 30, 2015	$—	$1.0	$842.5	$(176.2)	$(126.1)	$—	$(0.3)	$540.9
____________________
(1) During the first quarter of fiscal 2016, the Company canceled all outstanding shares held in treasury stock and returned such shares to the status of authorized but unissued shares.
(2) Represents a 49% non-controlling interest in a Water Management joint venture.

Stock Repurchase Program

In February 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time-to-time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During the first quarter of fiscal 2016, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million. The shares repurchased were canceled by the Company upon receipt. At June 30, 2015, approximately $160.0 million of repurchase authority remained.

8. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2015 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2015	$(12.6)	$(76.5)	$(41.1)	$(130.2)
Other comprehensive income before reclassifications	—	4.4	—	4.4
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.3)	(0.3)
Net current period other comprehensive loss	—	4.4	(0.3)	4.1
Balance at June 30, 2015	$(12.6)	$(72.1)	$(41.4)	$(126.1)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended June 30, 2015 (in millions):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.5)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.2
Total net of tax	$(0.3)	$(0.3)

9. Inventories

The major classes of inventories are summarized as follows (in millions):

	June 30, 2015	March 31, 2015
Finished goods	$150.0	$146.0
Work in progress	63.1	69.6
Purchased components	91.1	85.2
Raw materials	62.6	61.1
Inventories at First-in, First-Out ("FIFO") cost	366.8	361.9
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.8	5.8
	$372.6	$367.7

10. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the three months ended June 30, 2015 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2015	$949.9	$192.9	$7.3	$113.0	$2.5	$315.7
Purchase price allocation adjustments (1)	(2.8)	—	—	—	—	—
Amortization	—	—	(0.3)	(8.3)	(0.3)	(8.9)
Currency translation adjustment	0.7	0.1	—	0.1	—	0.2
Net carrying amount as of June 30, 2015	$947.8	$193.0	$7.0	$104.8	$2.2	$307.0
Water Management
Net carrying amount as of March 31, 2015	$252.4	$135.2	$1.4	$129.1	$6.3	$272.0
Amortization	—	—	—	(4.8)	(0.6)	(5.4)
Currency translation adjustment	1.1	0.4	—	0.3	0.3	1.0
Net carrying amount as of June 30, 2015	$253.5	$135.6	$1.4	$124.6	$6.0	$267.6
Consolidated
Net carrying amount as of March 31, 2015	$1,202.3	$328.1	$8.7	$242.1	$8.8	$587.7
Purchase price allocation adjustments (1)	(2.8)	—	—	—	—	—
Amortization	—	—	(0.3)	(13.1)	(0.9)	(14.3)
Currency translation adjustment	1.8	0.5	—	0.4	0.3	1.2
Net carrying amount as of June 30, 2015	$1,201.3	$328.6	$8.4	$229.4	$8.2	$574.6
____________________
(1) Refer to Note 2 for additional information regarding purchase price allocation adjustments.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2015 and March 31, 2015 are as follows (in millions):

		June 30, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.4	$(32.2)	$8.2
Customer relationships (including distribution network)	13 years	635.8	(406.4)	229.4
Tradenames	8 years	10.0	(1.6)	8.4
Intangible assets not subject to amortization - tradenames		328.6	—	328.6
		$1,014.8	$(440.2)	$574.6

		March 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.1	$(31.3)	$8.8
Customer relationships (including distribution network)	13 years	635.4	(393.3)	242.1
Tradenames	8 years	10.0	(1.3)	8.7
Intangible assets not subject to amortization - tradenames		328.1	—	328.1
		$1,013.6	$(425.9)	$587.7

Intangible asset amortization expense totaled $14.3 million for the three months ended June 30, 2015. Intangible asset amortization expense totaled $13.5 million for the three months ended June 30, 2014.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $57.0 million in fiscal year 2016 (inclusive of $14.3 million of amortization expense recognized in the three months ended June 30, 2015), $37.8 million in fiscal year 2017, $24.6 million in fiscal year 2018, $24.3 million in fiscal year 2019 and $24.1 million in fiscal year 2020.

11. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2015	March 31, 2015
Customer advances	$7.1	$7.0
Sales rebates	19.0	25.4
Commissions	4.0	3.9
Restructuring and other similar charges (1)	4.5	7.0
Product warranty (2)	6.7	6.8
Risk management (3)	9.9	9.4
Legal and environmental	3.2	3.8
Deferred income taxes	15.9	12.9
Taxes, other than income taxes	6.5	8.0
Income tax payable	22.5	17.9
Interest payable	5.6	5.5
Other	16.0	19.7
	$120.9	$127.3
____________________

(1)	See more information related to the restructuring obligations within Note 4 Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 15 Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

12. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	June 30, 2015	March 31, 2015
Term loan (1)	$1,892.1	$1,895.8
8.875% senior notes due 2016	1.3	1.3
New Market Tax Credit (2)	36.7	36.8
Other (3)	5.5	6.1
Total	1,935.6	1,940.0
Less current maturities	23.6	24.3
Long-term debt	$1,912.0	$1,915.7
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $23.8 million and $25.0 million at June 30, 2015 and March 31, 2015, respectively.

(2)
Includes unamortized debt issuance costs of $0.6 million at each of June 30, 2015 and March 31, 2015. In connection with the New Market Tax Credit incentive program, the Company also invested an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within other assets on the condensed consolidated balance sheets as of June 30, 2015 and March 31, 2015.

(3)
Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries, capital lease obligations and unamortized debt issuance costs of $0.2 million and $0.3 million at June 30, 2015 and March 31, 2015, respectively.

Senior Secured Credit Facility

The Company’s Third Amended and Restated First Lien Credit Agreement (“the Credit Agreement”) includes senior secured credit facilities funded by a syndicate of banks and other financial institutions and provide for (i) a $1,950.0 million term loan facility (“Term Loan”); and (ii) a $265.0 million revolving credit facility. At June 30, 2015, the borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%. No amounts were borrowed under the revolving credit facility at June 30, 2015 or March 31, 2015; however, $22.4 million and $24.0 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at June 30, 2015 and March 31, 2015, respectively.

As of June 30, 2015, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.0. The Company's first lien leverage ratio was 4.0 to 1.0 as of June 30, 2015.

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

At June 30, 2015, the Company's available borrowing capacity under the Program was $100.0 million, based on the current accounts receivables balance subject to the Program. As of June 30, 2015, Funding was in compliance with all applicable covenants and performance ratios contained in the RFAA.

See Note 11 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K for further information regarding long-term debt.

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

During fiscal 2015, the Company entered into two interest rate caps in order to mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as effective cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has effectively hedged approximately 74% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.

The fair values of the Company's interest rate derivatives are recorded on the condensed consolidated balance sheets with the corresponding offset recorded as a component of accumulated other comprehensive loss, net of tax. See the amounts recorded on the condensed consolidated balance sheets related to the Company's interest rate derivatives within the tables below.

The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 14 for more information as it relates to the fair value measurement of the Company's derivative financial instruments.
The following tables indicate the location and the fair value of the Company's derivative instruments within the condensed consolidated balance sheets segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments.

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	June 30, 2015	March 31, 2015	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$17.2	$17.7	Other long-term liabilities
	Asset Derivatives
Interest rate caps	$2.5	$3.0	Other long-term assets

Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	June 30, 2015	March 31, 2015	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.2	$0.4	Other current assets

The following table indicates the location and the amount of gains or losses associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of June 30, 2015, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of loss recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	June 30, 2015	March 31, 2015
Interest rate swaps	$10.7	$9.2
Interest rate caps	1.9	$1.7

The Company expects to reclassify approximately $7.7 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

		Amount recognized in other expense, net
Derivative instruments not designated as hedging instruments under ASC 815	Condensed Consolidated Statements of Operations Classification	First Quarter Ended
		June 30, 2015	June 30, 2014
Foreign currency forward contracts	Other income, net	$0.1	$(0.4)

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

Fair Value of Derivative Instruments

The Company transacts in foreign currency forward contracts, interest rate swaps, and interest rate caps. The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates. The fair value of interest rate swaps and interest rate caps is based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of June 30, 2015 and March 31, 2015 (in millions):

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$2.5	$—	$2.5
Foreign currency forward contracts	—	0.2	—	0.2
Total assets at fair value	$—	$2.7	$—	$2.7

Liabilities:
Interest rate swaps	$—	$17.2	$—	$17.2
Total liabilities at fair value	$—	$17.2	$—	$17.2

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$3.0	$—	$3.0
Foreign currency forward contracts	—	0.4	—	0.4
Total assets at fair value	$—	$3.4	$—	$0.4

Liabilities:
Interest rate swaps	$—	$17.7	$—	$17.7
Total liabilities at fair value	$—	$17.7	$—	$17.7

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2015 and March 31, 2015 due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2015 and March 31, 2015 was approximately $1,959.3 million and $1,970.6 million, respectively. The fair value is based on quoted market prices for the same issues.

Long-lived Assets and Intangible Assets

Long-lived assets (which includes property, plant and equipment and real estate) may be measured at fair value if such assets are held-for-sale or when there is a determination that the asset is impaired. Intangible assets (which include patents, tradenames, customer relationships, and non-compete agreements) also may be measured at fair value when there is a determination that the asset is impaired. The determination of fair value for these assets is based on the best information available that resides within Level 3 of the fair value hierarchy, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. As of June 30, 2015 and March 31, 2015, the remaining assets of the Mill Products business are classified as "held for sale" on the condensed consolidated balance sheet. These assets are recorded at their estimated net realizable value. The estimated fair value of the assets has been determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. See Note 3 for additional information.

15. Commitments and Contingencies

Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Period Ending
	June 30, 2015	June 30, 2014
Balance at beginning of period	$6.8	$8.0
Charged to operations	0.6	0.1
Claims settled	(0.7)	(0.9)
Balance at end of period	$6.7	$7.2

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

•
Multiple lawsuits (with approximately 500 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are numerous individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 30, 2015, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 20,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of June 30, 2015, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years to be approximately $35.0 million, of which Zurn expects its insurance carriers to pay approximately $27.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $35.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next ten years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2015, is approximately $247.4 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $171.4 million of aggregate liabilities.

As of June 30, 2015, the Company had a recorded receivable from its insurance carriers of $35.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $247.4 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $247.4 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.

The Company's subsidiaries, Zurn PEX, Inc. and Zurn Industries, LLC ("Zurn Industries"), were named as defendants in a number of individual and class action lawsuits in various United States courts. The plaintiffs in these suits claimed damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.

In July 2012, the Company reached an agreement in principle to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of Zurn brass fittings on PEX plumbing systems, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement received final court approval in February 2013, and utilizes a seven year claims fund, which is capped at $20.0 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses totaling $8.5 million, which were paid in the first quarter of fiscal 2014.

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

16. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	June 30, 2015	June 30, 2014
Pension Benefits:
Service cost	$0.6	$0.4
Interest cost	6.4	7.7
Expected return on plan assets	(7.2)	(7.7)
Net periodic benefit (credit) cost	$(0.2)	$0.4
Other Postretirement Benefits:
Interest cost	$0.3	$0.3
Amortization:
Prior service credit	(0.5)	(0.5)
Net periodic benefit credit	$(0.2)	$(0.2)

During the first three months of fiscal 2016 and 2015, the Company made contributions of $1.3 million and $1.5 million, respectively, to its U.S. qualified pension plan trusts.

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

See Note 16 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K for further information regarding retirement benefits.

17. Stock-Based Compensation

The Rexnord Corporation 2012 Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards, as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the estimated grant-date fair value of the equity instruments issued and is recognized over the requisite service period of the equity instrument, which generally coincides with the vesting period of the award. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.

For the three months ended June 30, 2015 and June 30, 2014, the Company recorded $1.9 million and $1.6 million, respectively, of stock-based compensation expense. As of June 30, 2015, there was $24.3 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 3.1 years.

Stock Options

During the three months ended June 30, 2015, the Company granted 872,590 stock options to certain of the Company's officers and employees which vest over a weighted-average term of three years. The fair value of each option granted under the Plan during the three months ended June 30, 2015 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Three Months Ended June 30, 2015
Expected option term (in years)	6.5
Expected volatility factor	24%
Weighted-average risk-free interest rate	1.86%
Expected dividend rate	0.0%
Stock option fair value	$7.41

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

The following table presents the Company's stock option activity during the first three months of fiscal 2016 and 2015, respectively:

	Period Ending
	June 30, 2015		June 30, 2014
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	8,588,518	$13.06	8,652,834	$10.79
Granted	872,590	25.77	—	—
Exercised	(165,992)	7.25	(206,155)	7.19
Canceled/Forfeited	(98,536)	22.55	(104,148)	20.00
Outstanding at end of period (1)	9,196,580	14.27	8,342,531	10.76
Exercisable at end of period (2)	5,536,335	$7.95	5,039,432	$5.45
______________________

(1)	The weighted average remaining contractual life of options outstanding at June 30, 2015 is 5.2 years.

(2)	The weighted average remaining contractual life of options exercisable at June 30, 2015 is 3.1 years.

Restricted Stock Units

During the three months ended June 30, 2015, the Company granted 66,622 restricted stock units ("RSUs") to certain of its officers, directors, and employees. RSUs granted during the three months ended June 30, 2015 vest ratably over three years and the fair value of each award is determined based on the Company's closing stock price on the date of grant. The weighted-average grant date fair value of the RSUs granted and outstanding under the Plan for the three months ended June 30, 2015 was $25.77 per unit. There was no RSU activity during the three months ended June 30, 2014. A summary of RSU activity during the three months ended June 30, 2015 is as follows:

	Period Ending
	June 30, 2015
	Shares	Weighted Avg. Exercise Price
Nonvested RSUs at beginning of period	53,813	$29.06
Granted	66,622	25.77
Vested	—	—
Canceled/Forfeited	(2,372)	28.46
Nonvested RSUs at end of period	118,063	$27.21

Performance Stock Units

During the three months ended June 30, 2015, the Company granted 50,711 performance stock units (“PSUs”) to certain of its officers and employees at a weighted-average grant date fair value of $28.57 per PSU. Those PSUs have a three-year performance period, and are earned and vested based in part on the Company’s performance relative to pre-defined goals for absolute free cash flow conversion and in part on relative total shareholder return (“TSR”) as compared to companies in the S&P 1500 Industrial Index. Based on the Company’s actual performance at the end of the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Rexnord common stock.

The fair value of the portion of PSUs with free cash flow vesting conditions is determined based on the Company's closing stock price on the date of grant. The fair value of the portion of PSUs based on TSR is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the three months ended June 30, 2015:

Three Months Ended June 30, 2015
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.01%
Expected dividend rate	0.0%
Stock option fair value	$32.06

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

Business Segment Information:
(in Millions)

	First Quarter Ended
	June 30, 2015	June 30, 2014
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$152.3	$160.1
Aftermarket	119.3	138.3
Total Process & Motion Control	271.6	298.4
Water Management:
Water safety, quality, flow control and conservation	136.5	131.8
Water infrastructure	77.0	73.4
Total Water Management	213.5	205.2
Consolidated net sales	$485.1	$503.6
Income (loss) from operations
Process & Motion Control	$35.6	$47.6
Water Management	27.4	18.5
Corporate	(9.8)	(9.2)
Consolidated income from operations	$53.2	$56.9
Non-operating expense:
Interest expense, net	$(21.6)	$(22.5)
Other expense, net	(0.4)	(1.3)
Income from continuing operations before income taxes	31.2	33.1
Provision for income taxes	10.0	21.5
Net income from continuing operations	21.2	11.6
Income from discontinued operations, net of tax	—	0.4
Net income	21.2	12.0
Non-controlling interest loss	(0.1)	(0.1)
Net income attributable to Rexnord	$21.3	$12.1
Depreciation and amortization
Process & Motion Control	$19.2	$18.6
Water Management	9.0	9.6
Consolidated	$28.2	$28.2
Capital expenditures
Process & Motion Control	$6.3	$7.7
Water Management	1.4	1.0
Consolidated	$7.7	$8.7

	June 30, 2015	March 31, 2015
Total assets
Process & Motion Control	$2,346.6	$2,412.8
Water Management	981.9	980.8
Corporate	0.6	8.4
Consolidated	$3,329.1	$3,402.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2015 and during the period from April 1, 2015 through June 30, 2015, there has been no material change to this information.

Recent Accounting Pronouncements

In April 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, we elected to early adopt this guidance beginning with the first quarter of fiscal 2016, which resulted in the reclassification of $10.0 million and $10.5 million of unamortized debt issuance costs from other assets to long-term debt on the condensed consolidated balance sheets as of June 30, 2015 and March 31, 2015, respectively. Refer to Note 12 for additional information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective in the first quarter of fiscal 2019 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the method of adoption and the potential impact adoption will have on its condensed consolidated financial statements.

In the first quarter of 2016, we adopted FASB ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. As this guidance is a prospective change, the significance of ASU 2014-08 is dependent on any future dispositions or disposals.

Acquisition of Euroflex Transmissions (India) Private Limited

On January 12, 2015, we acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a preliminary cash purchase price of $76.0 million, excluding transaction costs and net of cash acquired. During the first quarter of fiscal 2016, we received $1.1 million in cash from the previous owners of Euroflex in connection with finalizing the amount of acquisition date working capital. The preliminary purchase allocation was adjusted to reflect this change, which resulted in a $1.1 million decrease to goodwill.  Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications.  The acquisition of Euroflex added complementary product lines to our existing Process & Motion Control platform.

Acquisition of Tollok S.p.A

On October 30, 2014, we acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $39.2 million. Under the terms of the agreement, the purchase price is comprised of $33.4 million that was paid at closing and $3.4 million to be paid in annual installments on October 30, 2015 and October 30, 2016. During the first quarter of fiscal 2016, we finalized the amount of acquisition date working capital which resulted in a $1.7 million decrease to the preliminary purchase price, which we will receive by reducing the amount of the first annual installment payment to the previous Tollok shareholders by $1.7 million. The preliminary purchase price allocation has been adjusted to reflect this change, which resulted in a $1.7 million decrease to goodwill. Pursuant to the terms of the agreement, we are also contingently obligated to make additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Cash payments made after the acquisition date will be made in Euros based on prevailing exchange rates at the time of payment. Tollok, based in Ferrara, Italy, added complementary product lines to our existing Process & Motion Control platform.

Acquisition of Green Turtle

On April 15, 2014, we acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively "Green Turtle") for a total cash purchase price of $27.7 million, excluding transaction costs and net of cash acquired. Green Turtle, based in Toronto, Ontario, and Charlotte, North Carolina, is a manufacturer of branded fiberglass oil and grease separators and traps. This acquisition broadened the product portfolio of our existing Water Management platform.

Divestiture of Mill Products

During the fourth quarter of fiscal 2015, we ceased all operations related to the our non-core business that manufactured ring gears and pinions ("Mill Products") utilized for crushing machinery applications in the mining sector business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control segment. As a result, we met the criteria to present this business as a discontinued operation in accordance with the authoritative guidance. During fiscal 2015, we sold certain assets associated with the Mill Products business for aggregate cash consideration of approximately $9.2 million. The exit of Mill Products resulted a net charge of $9.7 million, consisting of a $3.8 million impairment loss associated with property, plant and equipment, $4.1 million impairment of goodwill allocated to the discontinued operation and other exit related costs of $1.8 million.

Fiscal Year

Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2015 through June 30, 2015 as the “first quarter of fiscal 2016” or the “first quarter ended June 30, 2015.” Similarly, we refer to the period from April 1, 2014 through June 30, 2014 as the “first quarter of fiscal 2015” or the “first quarter ended June 30, 2014.”

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

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7 “MD&A” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

First Quarter Ended June 30, 2015 Compared with the First Quarter Ended June 30, 2014:
Net sales
(Dollars in Millions)

	Quarter Ended
	June 30, 2015	June 30, 2014	Change	% Change
Process & Motion Control	$271.6	$298.4	$(26.8)	(9.0)%
Water Management	213.5	205.2	8.3	4.0%
Consolidated	$485.1	$503.6	$(18.5)	(3.7)%

Process & Motion Control

Process & Motion Control net sales were $271.6 million in the first quarter of fiscal 2016. Core net sales declined 7%, acquisitions contributed 3%, and foreign currency translation had a 5% adverse impact. The decrease in year-over-year core net sales was driven primarily by adverse demand across several of our industrial process end markets coupled with the related de-stocking within our corresponding distribution channels.

Water Management

Water Management net sales increased 4.0% year-over-year to $213.5 million in the first quarter of fiscal 2016. Excluding a 5% unfavorable impact from foreign currency translation, core net sales increased 9% year-over-year as a result of favorable demand trends across the majority of our end markets as well as relatively higher project shipments to our water and wastewater infrastructure end markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	June 30, 2015	June 30, 2014	Change	% Change
Process & Motion Control	$35.6	$47.6	$(12.0)	(25.2)%
% of net sales	13.1%	16.0%	(2.9)%
Water Management	27.4	18.5	8.9	48.1%
% of net sales	12.8%	9.0%	3.8%
Corporate	(9.8)	(9.2)	(0.6)	(6.5)%
Consolidated	$53.2	$56.9	$(3.7)	(6.5)%
% of net sales	11.0%	11.3%	(0.3)%

Process & Motion Control

Process & Motion Control income from operations for the first quarter of fiscal 2016 was $35.6 million, or 13.1% of net sales. Year-over-year income from operations as a percentage of net sales decreased by 290 basis points in the first quarter of fiscal 2016 as a result of the adverse product mix associated with lower sales to our U.S. general industrial end markets and the incremental investments in market expansion and footprint repositioning initiatives.

Water Management

Water Management income from operations was $27.4 million for the first quarter of fiscal 2016. Operating margin was 12.8% of net sales, an increase of 380 basis points year-over-year which reflects the benefit of volume growth and on-going cost reduction initiatives, lower year-over-year restructuring costs, and RBS-driven productivity gains and efficiencies.

Corporate

Corporate expenses were $9.8 million and $9.2 million in the first quarter of fiscal 2016 and 2015, respectively. Corporate expenses increased year-over year as a result of the timing of incurred professional services.

Interest expense, net

Interest expense, net was $21.6 million in the first quarter of fiscal 2016 compared to $22.5 million in the first quarter of fiscal 2015. The year-over-year decrease in interest expense was primarily due to lower outstanding debt in the current quarter.

Other expense, net

Other expense, net for the first quarter of fiscal 2016, consisted of foreign currency transaction losses of $0.2 million , a $0.1 million gain on the sale of property, plant and equipment and other miscellaneous expenses of $0.3 million. Other expense, net for the first quarter of fiscal 2015, consisted of foreign currency losses of $0.5 million and other miscellaneous expenses of $0.8 million.

Provision for income taxes

The income tax provision was $10.0 million in the first quarter of fiscal 2016 compared to an income tax provision of $21.5 million in the first quarter of fiscal 2015. The effective income tax rate for the first quarter of fiscal 2016 was 32.1% versus 65.0% in the first quarter of fiscal 2015. The effective income tax rate for the first quarter of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of foreign income taxes at rates which are generally below the U.S. federal statutory rate, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first quarter of fiscal 2015 was significantly higher than the U.S. federal statutory rate of 35% primarily due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign related branch losses for U.S. income tax purposes.

On a quarterly basis, we review and analyze our valuation allowances associated with deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as foreign tax credit carryforwards. In conjunction with this analysis, we weigh both positive and negative evidence for purposes of determining the proper balances of such valuation allowances. Future changes to the balances of these valuation allowances, as a result of our continued review and analysis, could result in a material impact to the financial statements for such period of change.

Net income from continuing operations

Our net income from continuing operations for the first quarter of fiscal 2016 was $21.2 million, compared to net income of $11.6 million in the first quarter of fiscal 2015, as a result of the factors described above. Diluted net income per share from continuing operations was $0.20 in the first quarter of fiscal 2016, as compared to $0.11 in the first quarter of fiscal 2015.

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

Adjusted EBITDA

Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the three months ended June 30, 2015 of $85.2 million and net income for the same period of $21.2 million.

Covenant Compliance

Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (4.0 to 1.0 at June 30, 2015). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

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

The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2015 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 30, 2014	Year ended March 31, 2015	Three months ended June 30, 2015	Twelve months ended June 30, 2015
Net income	$12.0	$83.8	$21.2	$93.0
Interest expense, net	22.5	87.9	21.6	87.0
Income tax provision	21.5	16.8	10.0	5.3
Depreciation and amortization	28.2	112.2	28.2	112.2
EBITDA	$84.2	$300.7	$81.0	$297.5
Adjustments to EBITDA:
(Income) loss from discontinued operations, net of tax (1)	(0.4)	8.0	—	8.4
Restructuring and other similar charges (2)	3.4	12.9	1.9	11.4
Stock-based compensation expense	1.6	6.4	1.9	6.7
LIFO expense (income) (3)	0.2	(1.7)	—	(1.9)
Impact of inventory fair value adjustment	1.4	3.2	—	1.8
Actuarial loss on pension and postretirement benefit obligations	—	59.4	—	59.4
Other expense, net (4)	1.3	7.2	0.4	6.3
Subtotal of adjustments to EBITDA	7.5	$95.4	4.2	$92.1
Adjusted EBITDA	$91.7	$396.1	$85.2	$389.6
Pro forma adjustment for acquisitions (5)				$7.3
Pro forma Adjusted EBITDA				$396.9
Senior secured bank indebtedness (6)				$1,588.1
Net first lien leverage ratio (7)				4.0x
__________________________________

(1)
Represents the loss on discontinued operations related to our former Mill Products business utilized for crushing machinery applications in the mining sector. See Item 1, Note 3 Discontinued Operations for more information.

(2)
Represents restructuring costs comprised of workforce reduction, lease termination, and other facility rationalization costs. See Item 1, Note 4 Restructuring and Other Similar Costs for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)	Other expense, net for the periods indicated, consists of:

(in millions)	Three months ended June 30, 2014	Year ended March 31, 2015	Three months ended June 30, 2015	Twelve months ended June 30, 2015
(Gain) loss on sale of property, plant and equipment	$—	$1.4	$(0.1)	$1.3
Loss on foreign currency transactions	0.5	1.5	0.2	1.2
Other expense	0.8	4.3	0.3	3.8
Total	$1.3	$7.2	$0.4	$6.3

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Euroflex and Tollok as permitted by our credit agreement. The pro forma adjustment includes the period from July 1, 2014 through the date of each acquisition. See Item 1, Note 2 Acquisitions for more information.

(6)
Our credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $304.0 million (as defined by the credit agreement) at June 30, 2015. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

(7)	Our credit agreement defines the net first lien leverage ratio as the ratio of senior secured indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and availability of $100.0 million under our accounts receivable securitization program.

As of June 30, 2015, we had $329.7 million of cash and cash equivalents and $342.6 million of additional borrowing capacity ($242.6 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of June 30, 2015, the available borrowings under our credit facility have been reduced by $22.4 million due to outstanding letters of credit. As of March 31, 2015, we had $370.3 million of cash and cash equivalents and approximately $341.0 million of additional borrowing capacity ($241.0 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

Cash Flows

Net cash provided by operating activities was $7.9 million and $6.4 million in the first three months of fiscal 2016 and 2015, respectively. Operating cash flows in the current quarter were in-line with the prior year comparable period due to consistent levels of revenue and earnings between periods.

Cash used for investing activities was $6.1 million in the first three months of fiscal 2016 compared to $36.4 million in the first three months of fiscal 2015. We invested $7.7 million in capital expenditures in the first three months of fiscal 2016 compared to $8.7 million in the first three months of fiscal 2015. The first three months of fiscal 2016 investing activities also include the receipt of $1.1 million in cash associated with finalizing working capital related to the Euroflex acquisition while the first three months of fiscal 2015 include $27.7 million of net cash used to acquire Green Turtle.

Cash used for financing activities was $44.6 million in the first three months of fiscal 2016 compared to cash provided by financing activities of $1.6 million in the first three months of fiscal 2015. The cash used for financing activities in the first three months of fiscal 2016 consisted of a $4.9 million principal payment on our term loans and $0.7 million of other net debt payments. In addition, the first three months of fiscal 2016 includes $40.0 million of cash used to repurchase outstanding shares of our common stock under our board authorized stock repurchase program (see Item 1 Note 7 Stockholders' Equity for additional details) offset by $1.0 million related to the excess tax benefit on stock option exercises. The cash provided by financing activities in the first three months of fiscal 2015 consisted of a $4.9 million principal payment on our term loan, which was more than offset by other net debt receipts of $4.5 million, $1.6 million related to the excess tax benefit on stock option exercises and $0.4 million of proceeds on stock option exercises.

Indebtedness

As of June 30, 2015 we had $1,935.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2015	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	1,892.1	$19.5	$1,872.6
8.875% senior notes due 2016	1.3	—	$1.3
New Market Tax Credit (2)	36.7	—	$36.7
Other (3)	5.5	4.1	$1.4
Total	1,935.6	$23.6	$1,912.0
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $23.8 million at June 30, 2015.

(2)
Includes unamortized debt issuance costs of $0.6 million at June 30, 2015. In connection with the New Market Tax Credit incentive program, the Company also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other Assets on the condensed consolidated balance sheet.

(3)
Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries, capital lease obligations and unamortized debt issuance costs of $0.2 million at June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts, interest rate swaps and interest rate caps to cover certain known foreign currency transactional risks, as well as identified risks due to interest rate fluctuations.

Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows”, in our Annual Report on Form
10-K for the fiscal year ended March 31, 2015.

Approximately 32% of our sales originated outside of the United States in the first quarter of fiscal 2016. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results vary.

Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of June 30, 2015, stockholders' equity decreased by $4.4 million from March 31, 2015 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of June 30, 2015, the result would have decreased stockholders' equity by approximately $52.5 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At June 30, 2015, the Company had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.0 million increase in the fair value of foreign exchange forward contracts as of June 30, 2015.

Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 30, 2015, our outstanding borrowings under the term loan facility were $1,892.1 million (net of $23.8 million unamortized original issue discount and debt issuance costs) and bore an effective average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus 3.00%.

In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). Those interest rate swaps become effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we entered into two interest rate caps in order to mitigate exposure to increasing interest rates on variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 74% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.

Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the June 30, 2015 market interest rate would increase interest expense under our term loan facility by approximately $3.6 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $23 million of annual interest expense under our term loan facility.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2015, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the first quarter of fiscal 2016, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million at an average price of $25.76. The shares repurchased were canceled by the Company upon receipt. A total of approximately $160.0 million remained of the existing repurchase authority at June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that may yet be Purchased Under the Plans or Programs
Period
April 1 - April 30, 2015	—	$—	—	$200,000,000
May 1 - May 31, 2015	591,000	$25.85	591,000	$184,722,650
June 1 - June 30, 2015	961,500	$25.71	961,500	$160,002,485

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	August 4, 2015	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1	Schedule of compensation for outside members of the board of directors *	X

10.2	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement pursuant to the Rexnord Corporation 2012 Performance Incentive Plan **	X

10.3	Form of Restricted Stock Unit Agreement for Directors pursuant to the Rexnord Corporation 2012 Performance Incentive Plan **	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*    Reflects non-material changes that were finalized in May 2015.
**    Form of award consistent with the Rexnord Corporation 2012 Performance Incentive Plan.