Form 10-Q
period 2015-12-31
Rexnord Corp
filed 2016-02-02
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2016
Rexnord Corporation Common Stock, $0.01 par value per share	101,373,147 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2016, or fiscal 2016, means the period from April 1, 2015 to March 31, 2016 and the third quarters of fiscal 2016 and 2015 mean the fiscal quarters ended December 31, 2015 and December 31, 2014, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$436.4	$370.3
Receivables, net	276.2	336.0
Inventories, net	358.2	367.7
Other current assets	51.4	52.3
Total current assets	1,122.2	1,126.3
Property, plant and equipment, net	391.6	417.6
Intangible assets, net	545.9	587.7
Goodwill	1,193.3	1,202.3
Insurance for asbestos claims	35.0	35.0
Other assets	31.6	33.1
Total assets	$3,319.6	$3,402.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$21.0	$24.3
Trade payables	185.3	234.1
Compensation and benefits	45.1	53.9
Current portion of pension and postretirement benefit obligations	5.0	5.0
Other current liabilities	127.3	127.3
Total current liabilities	383.7	444.6

Long-term debt	1,904.2	1,915.7
Pension and postretirement benefit obligations	193.5	203.0
Deferred income taxes	190.2	184.4
Reserve for asbestos claims	35.0	35.0
Other liabilities	46.7	66.6
Total liabilities	2,753.3	2,849.3

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 100,368,622 at December 31, 2015 and 102,681,964 at March 31, 2015	1.0	1.0
Additional paid-in capital	846.3	885.9
Retained deficit	(129.2)	(197.5)
Accumulated other comprehensive loss	(151.4)	(130.2)
Treasury stock at cost; 0 and 900,904 shares at December 31, 2015 and March 31, 2015, respectively	—	(6.3)
Total Rexnord stockholders' equity	566.7	552.9
Non-controlling interest	(0.4)	(0.2)
Total stockholders' equity	566.3	552.7
Total liabilities and stockholders' equity	$3,319.6	$3,402.0
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net sales	$460.2	$497.1	$1,431.2	$1,531.7
Cost of sales	301.9	315.6	933.8	975.0
Gross profit	158.3	181.5	497.4	556.7
Selling, general and administrative expenses	89.1	129.9	286.4	337.5
Restructuring and other similar charges	6.1	2.3	10.7	7.1
Amortization of intangible assets	14.6	13.6	43.1	40.8
Income from operations	48.5	35.7	157.2	171.3
Non-operating expense:
Interest expense, net	(24.5)	(21.9)	(68.0)	(66.4)
Other expense, net	(1.1)	(5.4)	(2.5)	(9.0)
Income from continuing operations before income taxes	22.9	8.4	86.7	95.9
(Benefit) provision for income taxes	(1.4)	1.7	18.6	39.8
Net income from continuing operations	24.3	6.7	68.1	56.1
Loss from discontinued operations, net of tax	—	(4.5)	—	(4.8)
Net income	24.3	2.2	68.1	51.3
Non-controlling interest loss	(0.1)	—	(0.2)	(0.2)
Net income attributable to Rexnord	$24.4	$2.2	$68.3	$51.5

Net income from continuing operations per share:
Basic	$0.24	$0.07	$0.68	$0.55
Diluted	$0.24	$0.06	$0.66	$0.54
Net loss per share from discontinued operations:
Basic	$—	$(0.04)	$—	$(0.05)
Diluted	$—	$(0.04)	$—	$(0.05)
Net income per share attributable to Rexnord:
Basic	$0.24	$0.02	$0.68	$0.51
Diluted	$0.24	$0.02	$0.66	$0.49
Weighted-average number of shares outstanding (in thousands):
Basic	100,366	101,695	100,707	101,461
Effect of dilutive equity awards	2,410	3,090	2,644	3,053
Diluted	102,776	104,785	103,351	104,514

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income attributable to Rexnord	$24.4	$2.2	$68.3	$51.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6.5)	(22.5)	(18.3)	(46.4)
Unrealized income (loss) on interest rate derivatives, net of tax	2.2	(3.2)	(2.0)	(5.6)
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	(5.5)	(0.9)	(6.1)
Other comprehensive income loss, net of tax	(4.6)	(31.2)	(21.2)	(58.1)
Non-controlling interest loss	(0.1)	—	(0.2)	(0.2)
Total comprehensive income (loss)	$19.7	$(29.0)	$46.9	$(6.8)

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 31, 2015	December 31, 2014
Operating activities
Net income	$68.1	$51.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43.0	42.7
Amortization of intangible assets	43.1	40.8
Amortization of deferred financing costs	1.6	1.6
Actuarial loss on pension and post retirement benefit obligations	—	31.4
Non-cash asset impairment	2.9	—
(Gain) loss on dispositions of property, plant and equipment	(0.2)	6.1
Deferred income taxes	7.1	6.9
Other non-cash charges	5.2	8.3
Stock-based compensation expense	5.8	4.8
Changes in operating assets and liabilities:
Receivables	38.9	34.0
Inventories	5.2	(25.8)
Other assets	1.3	(6.1)
Accounts payable	(46.9)	(37.9)
Accruals and other	(24.9)	8.9
Cash provided by operating activities	150.2	167.0

Investing activities
Expenditures for property, plant and equipment	(26.4)	(32.1)
Acquisitions, net of cash acquired	1.1	(62.0)
Proceeds from dispositions of long-lived assets	4.8	5.7
Cash used for investing activities	(20.5)	(88.4)

Financing activities
Repayments of long-term debt	(14.7)	(14.9)
Proceeds from borrowings of debt	0.9	10.2
Repayments of short-term debt	(4.6)	(13.6)
Payment of deferred financing fees	(0.9)	—
Proceeds from exercise of stock options	—	1.0
Repurchase of Company common stock	(40.0)	—
Excess tax benefit on exercise of stock options	0.9	5.1
Cash used for financing activities	(58.4)	(12.2)
Effect of exchange rate changes on cash and cash equivalents	(5.2)	(10.5)
Increase in cash and cash equivalents	66.1	55.9
Cash and cash equivalents at beginning of period	370.3	339.0
Cash and cash equivalents at end of period	$436.4	$394.9

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2015
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

Recent Accounting Pronouncements

In November 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The update changes how deferred taxes are classified on the balance sheet, eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this requirement on the condensed consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This update removes the requirement to restate prior periods to reflect adjustments made to provisional amounts. Rather, adjustments to the provisional amounts are to be recognized in the reporting period in which the adjustments are recognized. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. As permitted by ASU 2015-16, the Company elected to early adopt this guidance beginning in the second quarter of fiscal 2016 with no material impact to the financial statements or related notes.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under current guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. This new guidance is effective for the Company's first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, the Company elected to early adopt this guidance beginning with the first quarter of fiscal 2016, which resulted in the reclassification of $10.5 million of unamortized debt issuance costs from other assets to long-term debt on the condensed consolidated balance sheets as of March 31, 2015. Refer to Note 12 for additional discussion regarding debt instruments and related classification.

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

On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $39.2 million. Under the terms of the agreement, the purchase price is comprised of $33.4 million that was paid at closing and $3.4 million payable in annual installments on October 30, 2015 and October 30, 2016. During the first quarter of fiscal 2016, the Company finalized the amount of acquisition date working capital which resulted in a $1.7 million decrease to the preliminary purchase price, which the Company realized by reducing the amount of the first annual installment payment by $1.7 million.  The preliminary purchase price allocation has been adjusted to reflect this change, which also resulted in a $1.7 million decrease to goodwill. Pursuant to the terms of the agreement, the Company is also contingently obligated to make potential additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Tollok, based in Ferrara, Italy, added complementary product lines to the Company's existing Process & Motion Control platform.

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

The fiscal 2015 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During the nine months ended December 31, 2015, the Company adjusted the preliminary purchase price allocation by reducing goodwill by $4.9 million in connection with the aforementioned finalization of acquisition date working capital, refinement of the fair value assigned to acquired intangible assets and establishment of income tax positions within the opening balance sheet. After incorporating the changes described above, the preliminary purchase price allocation resulted in non-tax deductible goodwill of $69.8 million, other intangible assets of $71.5 million and other net assets of $1.6 million. The purchase price allocation of Euroflex is preliminary and subject to final valuation related adjustments that will be completed within the one year period following the respective acquisition date.

3. Discontinued Operations

During the fourth quarter of fiscal 2015, the Company ceased all operations related to its former Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control segment. As a result, the Company met the criteria to present this business as a discontinued operation in accordance with the authoritative guidance. During the third quarter of fiscal 2015, the Company recorded a net impairment loss of $5.3 million to place the related long-lived assets at net realizable value and record other exit related costs. Further, the Company received cash proceeds of $5.3 million representing the disposition of certain Mill Products US based assets.

The condensed consolidated statements of operations for the three and nine months ended December 31, 2015 does not include any activity, including the transactions noted above, for Mill Products as the operations were ceased. The following table summarizes the results of the Mill Products business for the three and nine months ended December 31, 2014 included within loss from discontinued operations, net of tax on the condensed consolidated statements of operations (in millions):

	Three Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2014
Net sales	$10.0	$23.1
Loss from operations before income taxes	(7.2)	(7.6)
Benefit for income taxes	(2.7)	(2.8)
Net loss from discontinued operations	$(4.5)	$(4.8)

Net loss per share from discontinued operations:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Other current assets on the condensed consolidated balance sheets as of December 31, 2015 and March 31, 2015 includes long-lived assets of the Mill Products business held for sale of $1.2 million and $2.6 million, respectively. The long-lived assets were recorded at the estimated fair value. See Note 14 for additional detail on fair value measurements used by the Company to estimate fair value. The Company is actively engaged in the sale of remaining assets; however, given the nature of the assets involved, the expected timing of cash flows related to the sale is indeterminable. The Company has no continuing involvement in the Mill Products business.

See Note 4 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K for further information regarding discontinued operations.

4. Restructuring and Other Similar Charges

During the third quarter and nine months ended December 31, 2015, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended December 31, 2015 and December 31, 2014 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended December 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$1.3	$1.3	$0.3	$2.9
Fixed asset impairment charge (1)	—	2.9	—	2.9
Lease termination and other costs	—	0.3	—	0.3
Total restructuring and other similar costs	$1.3	$4.5	$0.3	$6.1

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$4.1	$2.3	$0.3	$6.7
Fixed asset impairment charge (1)	—	2.9	—	2.9
Lease termination and other costs	0.4	0.7	—	1.1
Total restructuring and other similar costs	$4.5	$5.9	$0.3	$10.7

	Restructuring and Other Similar Charges Three Months Ended December 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$0.5	$1.6	$—	$2.1
Lease termination and other costs	0.2	—	—	0.2
Total restructuring and other similar costs	$0.7	$1.6	$—	$2.3

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$2.6	$2.9	$—	$5.5
Lease termination and other costs	0.8	0.8	—	1.6
Total restructuring and other similar costs	$3.4	$3.7	$—	$7.1

The following table summarizes the activity in the Company's restructuring accrual for the nine months ended December 31, 2015 (in millions):

	Severance Costs	Fixed asset impairment charge (1)	Lease Termination and Other Costs	Total
Restructuring accrual, March 31, 2015 (2)	$6.7	$—	$0.3	$7.0
Charges	6.7	2.9	1.1	10.7
Cash payments	(9.1)	—	(1.0)	(10.1)
Non-cash charges	—	(2.9)	—	(2.9)
Restructuring accrual, December 31, 2015 (2)	$4.3	$—	$0.4	$4.7

(1)
During the third quarter of fiscal 2016, the Company committed to a plan to consolidate two North American water infrastructure facilities. As a result of this action, the Company recorded an impairment loss of $2.9 million to place certain long-lived assets at net realizable value. Refer to Note 14 Fair Value Measurements for more information.

(2)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

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

The income tax benefit was $1.4 million in the third quarter of fiscal 2016 compared to an income tax provision of $1.7 million in the third quarter of fiscal 2015. The effective income tax rate for the third quarter of fiscal 2016 was (6.1)% versus 20.2% in the third quarter of fiscal 2015. The income tax benefit recorded on income from continuing operations before income taxes for the third quarter of fiscal 2016 was primarily due to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, as well as the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch-related losses for U.S. income tax purposes. The effective income tax rate for the third quarter of fiscal 2015 was below the U.S. federal statutory rate of 35% primarily due to the recognition of certain foreign branch-related losses for U.S. income tax purposes as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, in conjunction with the relatively low amount of income from continuing operations before income taxes.

The income tax provision recorded in the first nine months of fiscal 2016 was $18.6 million compared to an income tax provision of $39.8 million in the first nine months of fiscal 2015. The effective income tax rate for the first nine months of fiscal 2016 was 21.5% versus 41.5% in the first nine months of fiscal 2015. The effective income tax rate for the first nine months of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of DPAD, the recognition of certain foreign branch-related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first nine months of fiscal 2015 was above the U.S. federal statutory rate of 35% primarily due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign branch-related losses for U.S. income tax purposes, as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

At December 31, 2015, the Company had a $16.0 million liability for unrecognized net income tax benefits. At March 31, 2015, the Company’s total liability for unrecognized net income tax benefits was $26.6 million. The decrease in the liability for unrecognized net income tax benefits (and the resulting recognition of such benefits) is primarily due to the lapse of the applicable statutes of limitations. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2015 and March 31, 2015, the total amount of gross, unrecognized income tax benefits included $4.0 million and $12.4 million of accrued interest and penalties, respectively. As a result of the lapse of certain statutes of limitations, the Company recognized $5.0 million of net interest and penalties as income tax benefit during the nine months ended December 31, 2015. The Company recognized $0.1 million of net interest and penalties as income tax expense during the nine months ended December 31, 2014.

The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain of the Company’s Netherlands companies corporate income tax returns for the tax years ended March 31, 2011 and 2012). During the second quarter of fiscal 2016, the U.S. Internal Revenue Service completed an income tax examination of the Company’s U.S. Consolidated federal income tax return for the tax year ended March 31, 2013. The conclusion of the audit resulted in no changes to previously reported taxable income or income tax for such return. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months as a result of such examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2013, state and local income tax examinations for years ending prior to fiscal 2012 or significant foreign income tax examinations for years ending prior to fiscal 2011. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized by the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009, 2010, 2011 and 2012 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to future open tax years.

6. Earnings per Share

Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding equity awards to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the three and nine months ended December 31, 2015 excludes equity awards to acquire 3,594,845 and 2,993,675 shares, respectively, due to their anti-dilutive effect. The computation for diluted net income per share for the three and nine months ended December 31, 2014 excludes options to purchase 1,164,710 and 1,175,116 shares, respectively, due to their anti-dilutive effect.

7. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Non-controlling Interest (2)	Total Stockholders’ Equity
Balance at March 31, 2015	$—	$1.0	$885.9	$(197.5)	$(130.2)	$(6.3)	$(0.2)	$552.7
Total comprehensive income (loss)	—	—	—	68.3	(21.2)	—	(0.2)	46.9
Stock-based compensation expense	—	—	5.8	—	—	—	—	5.8
Common stock repurchased and canceled	—	—	(40.0)	—	—	—	—	(40.0)
Cancellation of treasury stock	—	—	(6.3)	—	—	6.3	—	—
Tax benefit on stock option exercises	—	—	0.9	—	—	—	—	0.9
Balance at December 31, 2015	$—	$1.0	$846.3	$(129.2)	$(151.4)	$—	$(0.4)	$566.3
____________________
(1) During the first quarter of fiscal 2016, the Company canceled all outstanding shares held in treasury stock and returned such shares to the status of authorized but unissued shares.
(2) Represents a 49% non-controlling interest in a Water Management joint venture.

Stock Repurchase Program

In February 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time-to-time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. The Company did not repurchase any shares during the three months ended December 31, 2015. During the nine months ended December 31, 2015, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million. The shares repurchased were canceled by the Company upon receipt. At December 31, 2015, approximately $160.0 million of repurchase authority remained.

8. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2015 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2015	$(12.6)	$(76.5)	$(41.1)	$(130.2)
Other comprehensive loss before reclassifications	(2.0)	(18.3)	—	(20.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.9)	(0.9)
Net current period other comprehensive loss	(2.0)	(18.3)	(0.9)	(21.2)
Balance at December 31, 2015	$(14.6)	$(94.8)	$(42.0)	$(151.4)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended December 31, 2015 and December 31, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.5)	$(1.5)	$(1.5)	Selling, general and administrative expenses
Lump sum settlement (See Note 16)	—	6.5	—	6.5	Selling, general and administrative expenses
Provision (benefit) for income taxes	0.2	(2.3)	0.6	(1.9)
Total net of tax	$(0.3)	$3.7	$(0.9)	$3.1

9. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 31, 2015	March 31, 2015
Finished goods	$167.3	$168.5
Work in progress	59.8	70.7
Purchased components	72.2	69.9
Raw materials	54.5	52.8
Inventories at First-in, First-Out ("FIFO") cost	353.8	361.9
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	4.4	5.8
	$358.2	$367.7

Certain prior year balances have been reclassified to conform to the current period presentations.

10. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 31, 2015 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2015	$949.9	$192.9	$7.3	$113.0	$2.5	$315.7
Purchase price allocation adjustments (1)	(4.9)	—	3.9	—	—	3.9
Amortization	—	—	(1.3)	(24.7)	(0.9)	(26.9)
Currency translation adjustment	(1.9)	(2.1)	(0.4)	(0.5)	0.6	(2.4)
Net carrying amount as of December 31, 2015	$943.1	$190.8	$9.5	$87.8	$2.2	$290.3
Water Management
Net carrying amount as of March 31, 2015	$252.4	$135.2	$1.4	$129.1	$6.3	$272.0
Amortization	—	—	(0.2)	(14.4)	(1.6)	(16.2)
Currency translation adjustment	(2.2)	(0.4)	(0.5)	—	0.7	(0.2)
Net carrying amount as of December 31, 2015	$250.2	$134.8	$0.7	$114.7	$5.4	$255.6
Consolidated
Net carrying amount as of March 31, 2015	$1,202.3	$328.1	$8.7	$242.1	$8.8	$587.7
Purchase price allocation adjustments (1)	(4.9)	—	3.9	—	—	3.9
Amortization	—	—	(1.5)	(39.1)	(2.5)	(43.1)
Currency translation adjustment	(4.1)	(2.5)	(0.9)	(0.5)	1.3	(2.6)
Net carrying amount as of December 31, 2015	$1,193.3	$325.6	$10.2	$202.5	$7.6	$545.9
____________________
(1) Refer to Note 2 for additional information regarding purchase price allocation adjustments.
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2015 and March 31, 2015 are as follows (in millions):

		December 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$41.5	$(33.9)	$7.6
Customer relationships (including distribution network)	13 years	633.3	(430.8)	202.5
Tradenames	8 years	12.8	(2.6)	10.2
Intangible assets not subject to amortization - tradenames		325.6	—	325.6
		$1,013.2	$(467.3)	$545.9

		March 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.1	$(31.3)	$8.8
Customer relationships (including distribution network)	13 years	635.4	(393.3)	242.1
Tradenames	8 years	10.0	(1.3)	8.7
Intangible assets not subject to amortization - tradenames		328.1	—	328.1
		$1,013.6	$(425.9)	$587.7

Intangible asset amortization expense totaled $14.6 million and $43.1 million for the third quarter and nine months ended December 31, 2015, respectively. Intangible asset amortization expense totaled $13.6 million and $40.8 million for the third quarter and nine months ended December 31, 2014, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $57.4 million in fiscal year 2016 (inclusive of $43.1 million of amortization expense recognized in the nine months ended December 31, 2015),

$38.0 million in fiscal year 2017, $26.8 million in fiscal year 2018, $26.6 million in fiscal year 2019 and $26.4 million in fiscal year 2020.

During the third quarter ended December 31, 2015, the Company completed its annual evaluation of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present.

11. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2015	March 31, 2015
Customer advances	$7.8	$7.0
Sales rebates	30.1	25.4
Commissions	6.8	3.9
Restructuring and other similar charges (1)	4.7	7.0
Product warranty (2)	7.0	6.8
Risk management (3)	10.1	9.4
Legal and environmental	3.9	3.8
Deferred income taxes	15.1	12.9
Taxes, other than income taxes	6.8	8.0
Income tax payable	6.9	17.9
Interest payable	6.0	5.5
Other	22.1	19.7
	$127.3	$127.3
____________________

(1)	See more information related to the restructuring obligations within Note 4 Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 15 Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

12. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	December 31, 2015	March 31, 2015
Term loan (1)	$1,884.7	$1,895.8
8.875% senior notes due 2016	1.3	1.3
New Market Tax Credit (2)	36.8	36.8
Other (3)	2.4	6.1
Total	1,925.2	1,940.0
Less current maturities	21.0	24.3
Long-term debt	$1,904.2	$1,915.7
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $21.4 million and $25.0 million at December 31, 2015 and March 31, 2015, respectively.

(2)
Includes unamortized debt issuance costs of $0.6 million at each of December 31, 2015 and March 31, 2015. In connection with the New Market Tax Credit incentive program, the Company also invested an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within other assets on the condensed consolidated balance sheets as of December 31, 2015 and March 31, 2015.

(3)	Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries and capital lease obligations.

Senior Secured Credit Facility

The Company’s Third Amended and Restated First Lien Credit Agreement (“the Credit Agreement”) includes senior secured credit facilities funded by a syndicate of banks and other financial institutions and provide for (i) a $1,950.0 million term loan facility (“Term Loan”); and (ii) a $265.0 million revolving credit facility. At December 31, 2015, the borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%. No amounts were borrowed under the revolving credit facility at December 31, 2015 or March 31, 2015; however, $22.4 million and $24.0 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at December 31, 2015 and March 31, 2015, respectively.

As of December 31, 2015, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.0. The Company's first lien leverage ratio was 4.1 to 1.0 as of December 31, 2015.

Accounts Receivable Securitization Program

On December 30, 2015, the Company entered into an Omnibus Amendment (the "Omnibus Amendment") related to the accounts receivable securitization facility (the “Securitization”) with General Electric Company, successor by merger to General Electric Capital Corporation (“GEC”).

Pursuant to the agreements evidencing the Securitization, Rexnord Funding (a wholly-owned bankruptcy-remote special purpose subsidiary) has granted GEC a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million (unchanged by the Omnibus Amendment) outstanding from time to time. Such borrowings will be used by Rexnord Funding to finance purchases of accounts receivable. The amount of advances available will be determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances will bear interest based on LIBOR plus 1.75%. The last date on which advances may be made is December 30, 2020 unless the maturity of the Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding will also pay an unused line fee to GEC based on any unused portion of the Securitization facility. If the average daily outstanding principal amount during a calendar month is less than 50% of the average daily aggregate commitment in effect during such month, the unused line fee will be 0.50% per annum; otherwise, it will be 0.375% per annum.

The Securitization continues to constitute a “Permitted Receivables Financing” under Article 1 and Article 6 of the Credit Agreement. Any borrowings under the Securitization continue to be accounted for as secured borrowings on the Company's condensed consolidated balance sheet.

At December 31, 2015, the Company's available borrowing capacity under the Securitization was $91.0 million, based on the current accounts receivables balance. As of December 31, 2015, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

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

In addition, during fiscal 2015, the Company entered into two interest rate caps in order to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has hedged approximately 73% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.

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

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	December 31, 2015	March 31, 2015	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$18.9	$17.7	Other long-term liabilities
	Asset Derivatives
Interest rate caps	$1.0	$3.0	Other long-term assets
Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	December 31, 2015	March 31, 2015	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.5	$0.4	Other current assets

The following table indicates the location and the amount of gains or losses associated with the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the condensed consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of December 31, 2015, there was no ineffectiveness on the Company's designated hedging instruments.

	Amount of loss recognized in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	December 31, 2015	March 31, 2015
Interest rate swaps	$11.6	$9.2
Interest rate caps	2.9	$1.7

The Company expects to reclassify approximately $10.6 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

		Amount recognized in other expense, net
Derivative instruments not designated as hedging instruments under ASC 815	Condensed Consolidated Statements of Operations Classification	Third Quarter Ended		Nine Months Ended
		December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Foreign currency forward contracts	Other expense, net	$0.3	$0.3	$1.0	$0.4

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

The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of December 31, 2015 and March 31, 2015 (in millions):

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$1.0	$—	$1.0
Foreign currency forward contracts	—	0.5	—	0.5
Total assets at fair value	$—	$1.5	$—	$1.5

Liabilities:
Interest rate swaps	$—	$18.9	$—	$18.9
Total liabilities at fair value	$—	$18.9	$—	$18.9

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$3.0	$—	$3.0
Foreign currency forward contracts	—	0.4	—	0.4
Total assets at fair value	$—	$3.4	$—	$0.4

Liabilities:
Interest rate swaps	$—	$17.7	$—	$17.7
Total liabilities at fair value	$—	$17.7	$—	$17.7

Fair Value of Non-Derivative Financial Instruments

The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2015 and March 31, 2015 due to the short-term nature of those instruments. The fair value of long-term debt as of December 31, 2015 and March 31, 2015 was approximately $1,890.3 million and $1,970.6 million, respectively. The fair value is based on quoted market prices for the same issues.

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

As of December 31, 2015 and March 31, 2015, the remaining assets of the Mill Products business are classified as "held for sale" within Other current assets on the condensed consolidated balance sheet. These assets are recorded at their estimated net realizable value. The estimated fair value of the assets has been determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. See Note 3 for additional information.

During the third quarter of fiscal 2015, the Company announced the planned closure of a North American water infrastructure manufacturing facility subsequent to transferring all of its operations to another North American manufacturing facility. The Company recorded a net impairment loss of approximately $2.9 million to place the long-lived assets at net realizable value. These assets are classified within Property, plant and equipment, net. The impairment loss recognized was determined using independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy.

15. Commitments and Contingencies

Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	December 31, 2015	December 31, 2014
Balance at beginning of period	$6.8	$8.0
Charged to operations	2.4	1.1
Claims settled	(2.2)	(2.3)
Balance at end of period	$7.0	$6.8

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2015, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 19,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of December 31, 2015, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years to be approximately $35.0 million, of which Zurn expects its insurance carriers to pay approximately $27.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $35.0 million was developed based on an actuarial study and represents the projected indemnity payout for claims filed in the next ten years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2015, is approximately $245.6 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $169.6 million of aggregate liabilities.

As of December 31, 2015, the Company had a recorded receivable from its insurance carriers of $35.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $245.6 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $245.6 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.

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

16. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Third Quarter Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Pension Benefits:
Service cost	$0.6	$0.3	$1.8	$1.1
Interest cost	6.4	7.0	19.2	22.4
Expected return on plan assets	(7.2)	(6.8)	(21.6)	(22.2)
Amortization of:
Prior service cost	—	—	—	0.1
Settlement	—	6.5	—	6.5
Recognition of actuarial losses	—	24.9	—	24.9
Net periodic benefit (credit) cost	$(0.2)	$31.9	$(0.6)	$32.8
Other Postretirement Benefits:
Service cost	$—	$—	$—	$0.1
Interest cost	0.3	0.3	0.9	0.9
Amortization:
Prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit credit	$(0.2)	$(0.2)	$(0.6)	$(0.5)

During the first nine months of fiscal 2016 and 2015, the Company made contributions of $4.8 million and $6.5 million, respectively, to its U.S. qualified pension plan trusts.

In accordance with the Company's accounting policy for defined benefit pension and other postretirement benefit plans, actuarial gains and losses above the corridor are immediately recognized in the Company's operating results. The corridor is 10% of the higher of the pension benefit obligation or the fair value of the plan assets. This adjustment is typically recorded annually in the fourth quarter in connection with the Company's required year-end re-measurement of plan assets and benefit obligations, or upon any off-cycle re-measurement event.

See Note 16 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K for further information regarding retirement benefits.

Lump Sum Settlement

During the second quarter of fiscal 2015, the Company offered approximately 4,500 inactive participants with vested benefits in its domestic non-union defined benefit plans the option to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and, if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. A total of $65.0 million was paid to electing participants during the third quarter of fiscal 2015. As a result of the settlement, the Company performed an off-cycle re-measurement of the plan assets and benefit obligations of the domestic non-union defined benefit plan. This re-measurement resulted in the recognition of non-cash actuarial losses during the third quarter of fiscal 2015 of $6.5 million associated with the lump-sum settlement and $24.9 million associated with the re-measurement of plan assets and liabilities as of December 31, 2014, which included the adoption of revised mortality tables (RP 2014) and the mortality improvement scale (MP 2014) issued by the Society of Actuaries in October 2014.

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

For the three and nine months ended December 31, 2015, the Company recorded $2.0 million and $5.8 million, respectively, of stock-based compensation expense. For the three and nine months ended December 31, 2014, the Company recorded $2.1 million and $4.8 million, respectively, of stock-based compensation expense. As of December 31, 2015, there was $19.6 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options

During the nine months ended December 31, 2015, the Company granted 1,032,365 stock options, which vest over a weighted-average term of three years, to certain of the Company's officers and employees. The fair value of each option granted under the Plan during the nine months ended December 31, 2015 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Nine Months Ended December 31, 2015
Expected option term (in years)	6.5
Expected volatility factor	24%
Weighted-average risk-free interest rate	1.83%
Expected dividend rate	0.0%
Stock option fair value	$7.03

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

The following table presents the Company's stock option activity during the first nine months of fiscal 2016 and 2015, respectively:

	Nine Months Ended
	December 31, 2015		December 31, 2014
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	8,588,518	$13.04	8,652,834	$10.79
Granted	1,032,365	24.51	1,110,101	28.52
Exercised	(211,572)	9.18	(637,359)	5.63
Canceled/Forfeited	(361,327)	22.75	(403,280)	21.10
Outstanding at end of period (1)	9,047,984	14.07	8,722,296	12.95
Exercisable at end of period (2)	5,702,348	$8.51	4,825,226	$5.57
______________________

(1)	The weighted average remaining contractual life of options outstanding at December 31, 2015 is 4.7 years.

(2)	The weighted average remaining contractual life of options exercisable at December 31, 2015 is 2.8 years.

Restricted Stock Units

During the nine months ended December 31, 2015 and 2014, the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. RSUs granted during the nine months ended December 31, 2015 and 2014 vest ratably over three and four years, respectively. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the nine months ended December 31, 2015 and 2014 is as follows:

	Nine Months Ended
	December 31, 2015		December 31, 2014
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Nonvested RSUs at beginning of period	53,813	$29.06	—	$—
Granted	91,176	23.71	55,350	29.24
Vested	(12,171)	29.23	—	—
Canceled/Forfeited	(8,048)	27.94	(1,860)	29.31
Nonvested RSUs at end of period	124,770	$25.21	53,490	$29.24

Performance Stock Units

During the nine months ended December 31, 2015, the Company granted 50,711 performance stock units (“PSUs”) to certain of its officers and employees at a weighted-average grant date fair value of $28.57 per PSU. Those PSUs have a three-year performance period, and are earned and vested based in part on the Company’s performance relative to pre-defined goals for absolute free cash flow conversion and in part on relative total shareholder return (“TSR”) as compared to companies in the S&P 1500 Industrial Index. Based on the Company’s actual performance at the end of the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Rexnord common stock.

The fair value of the portion of PSUs with free cash flow vesting conditions is determined based on the Company's closing stock price on the date of grant. The fair value of the portion of PSUs based on TSR is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the nine months ended December 31, 2015:

Nine Months Ended December 31, 2015
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.01%
Expected dividend rate	0.0%
PSU fair value per share	$32.06

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

Business Segment Information:
(in Millions)

	Third Quarter Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$134.4	$152.4	$430.9	$470.8
Aftermarket	131.4	146.5	375.3	431.3
Total Process & Motion Control	265.8	298.9	806.2	902.1
Water Management:
Water safety, quality, flow control and conservation	125.7	122.2	404.8	394.9
Water infrastructure	68.7	76.0	220.2	234.7
Total Water Management	194.4	198.2	625.0	629.6
Consolidated net sales	$460.2	$497.1	$1,431.2	$1,531.7
Income (loss) from operations
Process & Motion Control	$35.6	$53.8	$105.1	$158.2
Water Management	22.1	20.8	78.1	68.9
Corporate	(9.2)	(38.9)	(26.0)	(55.8)
Consolidated income from operations	$48.5	$35.7	$157.2	$171.3
Non-operating expense:
Interest expense, net	$(24.5)	$(21.9)	$(68.0)	$(66.4)
Other expense, net	(1.1)	(5.4)	(2.5)	(9.0)
Income from continuing operations before income taxes	22.9	8.4	86.7	95.9
(Benefit) provision for income taxes	(1.4)	1.7	18.6	39.8
Net income from continuing operations	24.3	6.7	68.1	56.1
Loss from discontinued operations, net of tax	—	(4.5)	—	(4.8)
Net income	24.3	2.2	68.1	51.3
Non-controlling interest loss	(0.1)	—	(0.2)	(0.2)
Net income attributable to Rexnord	$24.4	$2.2	$68.3	$51.5
Depreciation and amortization
Process & Motion Control	$19.6	$18.1	$57.8	$55.0
Water Management	9.9	9.4	28.3	28.5
Consolidated	$29.5	$27.5	$86.1	$83.5
Capital expenditures
Process & Motion Control	$7.6	$8.2	$20.9	$25.4
Water Management	2.1	2.7	5.5	6.7
Consolidated	$9.7	$10.9	$26.4	$32.1

	December 31, 2015	March 31, 2015
Total assets
Process & Motion Control	$2,357.9	$2,412.8
Water Management	961.0	980.8
Corporate	0.7	8.4
Consolidated	$3,319.6	$3,402.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2015 and during the period from April 1, 2015 through December 31, 2015, there has been no material change to this information.
Recent Accounting Pronouncements
In November 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The update changes how deferred taxes are classified on the balance sheet, eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of the ASU on our condensed consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This update removes the requirement to restate prior periods to reflect adjustments made to provisional amounts. Rather, adjustments to the provisional amounts are to be recognized in the reporting period in which the adjustments are recognized. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. As permitted by ASU 2015-16, we elected to early adopt this guidance beginning with the second quarter of fiscal 2016 with no material effect to the financial statements or related notes.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under current guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. This new guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on the condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, we elected to early adopt this guidance beginning with the first quarter of fiscal 2016, which resulted in the reclassification of $10.5 million of unamortized debt issuance costs from other assets to long-term debt on the condensed consolidated balance sheets as of March 31, 2015. Refer to Note 12 for additional information.
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
Acquisition of Tollok S.p.A
On October 30, 2014, we acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $39.2 million. Under the terms of the agreement, the purchase price is comprised of $33.4 million that was paid at closing and $3.4 million payable in annual installments on October 30, 2015 and October 30, 2016. During the first quarter of fiscal 2016, we finalized the amount of acquisition date working capital which resulted in a $1.7 million decrease to the preliminary purchase price, which we realized by reducing the amount of the first annual installment payment by $1.7 million. The preliminary purchase price allocation has been adjusted to reflect this change, which also resulted in a $1.7 million decrease to goodwill. Pursuant to the terms of the agreement, we are also contingently obligated to make potential additional consideration payments, not to exceed $3.8 million, in two years to the sellers should Tollok's financial performance exceed certain thresholds during the two years following the acquisition. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Tollok, based in Ferrara, Italy, added complementary product lines to our existing Process & Motion Control platform.
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
Restructuring
During fiscal 2016, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and refining our overall product portfolio. We expect these initiatives to continue, which may result in workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three and nine months ended December 31, 2015, restructuring charges totaled $6.1 million and $10.7 million, respectively. For the three and nine months ended December 31, 2014, restructuring charges totaled $2.3 million and $7.1 million, respectively. Refer to Note 4 Restructuring and Other Similar Charges for further information.
Divestiture of Mill Products
During the fourth quarter of fiscal 2015, we ceased all operations related to our former non-core business that manufactured ring gears and pinions ("Mill Products") utilized for crushing machinery applications in the mining sector business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control segment. As a result, we met the criteria to present this business as a discontinued operation in accordance with the authoritative guidance. During the third quarter of fiscal 2015, we recorded a net impairment loss of $5.3 million to place Mill Products' long-lived assets at net realizable value and record other exit related costs. Further, we received cash proceeds of $5.3 million in the third quarter of fiscal 2015 representing the disposition of certain Mill Products US based assets.

Retirement Benefits
Lump Sum Settlement
During the second quarter of fiscal 2015, we offered approximately 4,500 inactive participants with vested benefits in its domestic non-union defined benefit plans the option to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during the third quarter of fiscal 2015. A total of $65.0 million was paid to electing participants during the third quarter of fiscal 2015. As a result of the settlement, we performed an off-cycle re-measurement of the plan assets and benefit obligations of the domestic non-union defined benefit plan. This re-measurement resulted in the recognition of non-cash actuarial losses during the third quarter of fiscal 2015 of $6.5 million associated with the lump-sum settlement and $24.9 million associated with the re-measurement of plan assets and liabilities as of December 31, 2014, which included the adoption of revised mortality tables (RP 2014) and the mortality improvement scale (MP 2014) issued by the Society of Actuaries in October 2014.

Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 1, 2015 through December 31, 2015 as the “third quarter of fiscal 2016” or the “third quarter ended December 31, 2015.” Similarly, we refer to the period from October 1, 2014 through December 31, 2014 as the “third quarter of fiscal 2015” or the “third quarter ended December 31, 2014.”

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

Third Quarter Ended December 31, 2015 Compared with the Third Quarter Ended December 31, 2014:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2015	December 31, 2014	Change	% Change
Process & Motion Control	$265.8	$298.9	$(33.1)	(11.1)%
Water Management	194.4	198.2	(3.8)	(1.9)%
Consolidated	$460.2	$497.1	$(36.9)	(7.4)%

Process & Motion Control

Process & Motion Control net sales were $265.8 million in the third quarter of fiscal 2016. Core net sales declined 9%, acquisitions contributed 2%, and foreign currency translation had a 4% adverse impact. The year over year decrease in core net sales was driven primarily by the expected adverse demand across several of our industrial process end markets, partially offset by continued strength in our aerospace and our food and beverage end markets.

Water Management

Water Management net sales were $194.4 million in the third quarter of fiscal 2016. Excluding a 4% unfavorable impact from foreign currency translation, core net sales increased 2% year over year as favorable trends in our nonresidential construction markets were partially offset by slightly lower project shipments to our water and wastewater infrastructure end markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2015	December 31, 2014	Change	% Change
Process & Motion Control	$35.6	$53.8	$(18.2)	(33.8)%
% of net sales	13.4%	18.0%	(4.6)%
Water Management	22.1	20.8	1.3	6.3%
% of net sales	11.4%	10.5%	0.9%
Corporate	(9.2)	(38.9)	29.7	76.3%
Consolidated	$48.5	$35.7	$12.8	35.9%
% of net sales	10.5%	7.2%	3.3%
Process & Motion Control

Process & Motion Control income from operations for the third quarter of fiscal 2016 was $35.6 million, or 13.4% of net sales. Income from operations as a percentage of net sales decreased by 460 basis points year over year in the third quarter as a result of reduced absorption on the lower level of sales and incremental investments in our market expansion and footprint repositioning actions.

Water Management

Water Management income from operations was $22.1 million for the third quarter of fiscal 2016. Operating margin was 11.4% of net sales, an increase of 90 basis points year over year. Increased sales volume and RBS-driven productivity gains combined with ongoing cost reduction initiatives to generate approximately 240 basis points of year over year operating margin expansion that more than offset the $2.9 million of incremental restructuring expenses recognized in the third quarter of fiscal 2016 in connection with execution of our footprint optimization initiatives.

Corporate

Corporate expenses were $9.2 million and $38.9 million in the third quarter of fiscal 2016 and 2015, respectively. The year over year decrease in corporate expenses is primarily related to a $31.4 million non-cash actuarial pension loss recorded in the third quarter of fiscal 2015 in connection with a lump sum distribution made to certain inactive defined benefit plan participants who voluntarily accepted a settlement offer. See Item 1, Note 16 Retirement Benefits for more information.

Interest expense, net

Interest expense, net was $24.5 million in the third quarter of fiscal 2016 compared to $21.9 million in the third quarter of fiscal 2015. The year over year increase in interest expense is a result of our forward-starting interest rate swaps becoming effective in the third quarter of fiscal 2016. See Item 1, Note 13 Derivative Financial Instruments for more information.

Other expense, net

Other expense, net for the third quarter of fiscal 2016, consisted of a $0.2 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $1.2 million, partially offset by a foreign currency transaction gains of $0.3 million. Other expense, net for the third quarter of fiscal 2015, consisted of foreign currency transaction losses of $3.7 million, a $0.2 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $1.5 million.

(Benefit) Provision for income taxes

The income tax benefit was $1.4 million in the third quarter of fiscal 2016 compared to an income tax provision of $1.7 million in the third quarter of fiscal 2015. The effective income tax rate for the third quarter of fiscal 2016 was (6.1)% versus 20.2% in the third quarter of fiscal 2015. The income tax benefit recorded on income from continuing operations before income taxes for the third quarter of fiscal 2016 was primarily due to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, as well as the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch-related losses for U.S. income tax purposes. The effective income tax rate for the third quarter of fiscal 2015 was below the U.S. federal statutory rate of 35% primarily due to the recognition of certain foreign branch-related losses for U.S. income tax purposes as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, in conjunction with the relatively low amount of income from continuing operations before income taxes.

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

Net income from continuing operations

Our net income from continuing operations for the third quarter of fiscal 2016 was $24.3 million, compared to net income from continuing operations of $6.7 million in the third quarter of fiscal 2015, as a result of the factors described above. Diluted net income per share from continuing operations was $0.24 in the third quarter of fiscal 2016, as compared to $0.06 in the third quarter of fiscal 2015.

Nine Months Ended December 31, 2015 Compared with the Nine Months Ended December 31, 2014:

Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2015	December 31, 2014	Change	% Change
Process & Motion Control	$806.2	$902.1	$(95.9)	(10.6)%
Water Management	625.0	629.6	(4.6)	(0.7)%
Consolidated	$1,431.2	$1,531.7	$(100.5)	(6.6)%
Process & Motion Control
Process & Motion Control net sales were $806.2 million in the first nine months of fiscal 2016 and $902.1 million in the first nine months of fiscal 2015. Excluding a 5% adverse impact from foreign currency translation and a 3% increase from acquisitions, core net sales declined 9%. The decrease in year over year core net sales was driven primarily by adverse demand across several of our industrial process end markets coupled with the related de-stocking within our corresponding distribution channels that diminished during the third quarter of fiscal 2016.

Water Management

Water Management net sales were $625.0 million in the first nine months of fiscal 2016. Water Management core net sales, which excludes a 5% unfavorable impact from foreign exchange, increased 4% as a result of favorable demand trends across the majority of our end markets.

 Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2015	December 31, 2014	Change	% Change
Process & Motion Control	$105.1	$158.2	$(53.1)	(33.6)%
% of net sales	13.0%	17.5%	(4.5)%
Water Management	78.1	68.9	9.2	13.4%
% of net sales	12.5%	10.9%	1.6%
Corporate	(26.0)	(55.8)	29.8	53.4%
Consolidated	$157.2	$171.3	$(14.1)	(8.2)%
% of net sales	11.0%	11.2%	(0.2)%

Process & Motion Control

Process & Motion Control income from operations for the first nine months of fiscal 2016 was $105.1 million or 13.0% of net sales. Year over year income from operations as a percentage of net sales decreased by 450 basis points in the first nine months of fiscal 2016 as a result of reduced absorption on lower year over year sales, adverse product mix associated with lower sales to our U.S. general industrial end markets and the incremental investments in market expansion and footprint repositioning initiatives.

Water Management

Water Management income from operations was $78.1 million for the first nine months of fiscal 2016, or 12.5% of net sales. Income from operations as a percentage of net sales increased 160 basis points in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 which reflects the benefit of core volume growth and RBS-driven productivity gains and efficiencies.

Corporate

Corporate expenses were $26.0 million and $55.8 million in the first nine months of fiscal 2016 and 2015, respectively. The year over year decrease in corporate expenses is primarily related to a $31.4 million non-cash actuarial pension loss recorded in the first nine months of fiscal 2015 in connection with a lump sum distribution made to certain inactive defined benefit plan participants who voluntarily accepted a settlement offer. See Item 1, Note 16 Retirement Benefits for more information.

Interest expense, net

Interest expense, net was $68.0 million in the first nine months of fiscal 2016 compared to $66.4 million in the first nine months of fiscal 2015. The year over year increase in interest expense is a result of our forward-starting interest rate swaps becoming effective in the third quarter of fiscal 2016. See Item 1, Note 13 Derivative Financial Instruments for more information.

Other expense, net

Other expense, net for the first nine months of fiscal 2016, consisted of foreign currency transaction losses of $1.4 million and other miscellaneous expenses of $1.3 million, offset by a $0.2 million gain on the sale of property, plant and equipment. Other expense, net for the first nine months of fiscal 2015, consisted of foreign currency transaction losses of $4.4 million, a $0.9 million loss on the sale of property, plant and equipment, and other miscellaneous expenses of $3.7 million.

Provision for income taxes

The income tax provision recorded in the first nine months of fiscal 2016 was $18.6 million compared to an income tax provision of $39.8 million in the first nine months of fiscal 2015. The effective income tax rate for the first nine months of fiscal 2016 was 21.5% versus 41.5% in the first nine months of fiscal 2015. The effective income tax rate for the first nine months of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of Domestic Production Activities Deduction (DPAD), the recognition of certain foreign branch-related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the first nine months of fiscal 2015 was above the U.S. federal statutory rate of 35% primarily due to certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary, partially offset by the recognition of certain foreign branch-related losses for U.S. income tax purposes, as well as the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

Net income

Our net income from continuing operations for the first nine months of fiscal 2016 was $68.1 million, compared to $56.1 million for the first nine months of fiscal 2015, as a result of the factors described above. Diluted income per share from continuing operations was $0.66 in the first nine months of fiscal 2016, as compared to $0.54 per share in the first nine months of fiscal 2015.

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

Adjusted EBITDA

Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported Adjusted EBITDA in the nine months ended December 31, 2015 of $261.2 million and net income for the same period of $68.1 million.

Covenant Compliance

Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (4.1 to 1.0 at December 31, 2015). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.

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

The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2015 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2014	Year ended March 31, 2015	Nine months ended December 31, 2015	Twelve months ended December 31, 2015
Net income	$51.3	$83.8	$68.1	$100.6
Interest expense, net	66.4	87.9	68.0	89.5
Income tax provision (benefit)	39.8	16.8	18.6	(4.4)
Depreciation and amortization	83.5	112.2	86.1	114.8
EBITDA	$241.0	$300.7	$240.8	$300.5
Adjustments to EBITDA:
Loss from discontinued operations, net of tax (1)	4.8	8.0	—	3.2
Restructuring and other similar charges (2)	7.1	12.9	10.7	16.5
Stock-based compensation expense	4.8	6.4	5.8	7.4
LIFO expense (income) (3)	0.2	(1.7)	1.4	(0.5)
Impact of inventory fair value adjustment	2.1	3.2	—	1.1
Actuarial loss on pension and postretirement benefit obligations	31.4	59.4	—	28.0
Other expense, net (4)	9.0	7.2	2.5	0.7
Subtotal of adjustments to EBITDA	$59.4	$95.4	$20.4	$56.4
Adjusted EBITDA	$300.4	$396.1	$261.2	$356.9
Pro forma adjustment for acquisitions (5)				$0.4
Pro forma Adjusted EBITDA				$357.3
Senior secured bank indebtedness (6)				$1,471.3
Net first lien leverage ratio (7)				4.1x
__________________________________

(1)	Represents the loss on discontinued operations related to our former Mill Products business. See Item 1, Note 3 Discontinued Operations for more information.

(2)
Represents restructuring costs comprised of workforce reduction, lease termination, and other facility rationalization costs. See Item 1, Note 4 Restructuring and Other Similar Costs for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)	Other expense, net for the periods indicated, consists of:

(in millions)	Nine months ended December 31, 2014	Year ended March 31, 2015	Nine months ended December 31, 2015	Twelve months ended December 31, 2015
Loss (gain) on sale of property, plant and equipment	$0.9	$1.4	$(0.2)	$0.3
Loss (gain) on foreign currency transactions	4.4	1.5	1.4	(1.5)
Other miscellaneous expenses	3.7	4.3	1.3	1.9
Total	$9.0	$7.2	$2.5	$0.7

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of Euroflex as permitted by our credit agreement. The pro forma adjustment includes the period from January 1, 2015 through the date of each acquisition. See Item 1, Note 2 Acquisitions for more information.

(6)
Our credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $413.4 million (as defined by the credit agreement) at December 31, 2015. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

(7)	Our credit agreement defines the net first lien leverage ratio as the ratio of senior secured indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations and borrowing availability under our $265.0 million revolving credit facility and availability of $91.0 million under our accounts receivable securitization program.

As of December 31, 2015, we had $436.4 million of cash and cash equivalents and $333.6 million of additional borrowing capacity ($242.6 million of available borrowings under our revolving credit facility and $91.0 million available under our accounts receivable securitization program). As of December 31, 2015, the available borrowings under our credit facility have been reduced by $22.4 million due to outstanding letters of credit. As of March 31, 2015, we had $370.3 million of cash and cash equivalents and approximately $341.0 million of additional borrowing capacity ($241.0 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

Cash Flows

Net cash provided by operating activities was $150.2 million and $167.0 million in the first nine months of fiscal 2016 and 2015, respectively. The decrease in operating cash is primarily driven by reduced operating profit on lower net sales and higher cash income taxes, partially offset by the expected benefit of lower trade working capital.

Cash used for investing activities was $20.5 million in the first nine months of fiscal 2016 compared to $88.4 million in the first nine months of fiscal 2015. We invested $26.4 million in capital expenditures in the first nine months of fiscal 2016 compared to $32.1 million in the first nine months of fiscal 2015. Investing activities in the first nine months of fiscal 2016 included the receipt of $1.1 million in cash associated with finalizing working capital related to the Euroflex acquisition whereas the first nine months of fiscal 2015 included $62.0 million of net cash used to fund the acquisitions of Tollok and Green Turtle.

Cash used for financing activities was $58.4 million in the first nine months of fiscal 2016 compared to $12.2 million in the first nine months of fiscal 2015. The cash used for financing activities in the first nine months of fiscal 2016 consisted of $40.0 million of cash used to repurchase outstanding shares of our common stock under our board authorized stock repurchase program (see Item 1 Note 7 Stockholders' Equity for additional details). In addition, we paid $14.7 million of principal payments on our term loans, $3.7 million of other net debt payments and $0.9 million of financing fees in connection with extending our accounts receivable securitization program (see Item 1 Note 12 Long-Term Debt for additional details). The first nine months of fiscal 2016 also includes $0.9 million of cash provided by the excess tax benefit on stock option exercises. The cash used by financing activities in the first nine months of fiscal 2015 consisted of $14.9 million in principal payments on our term loans and $3.4 million of other net debt payments. The first nine months of fiscal 2015 also included $5.1 million related to the excess tax benefit on stock option exercises and $1.0 million of proceeds from stock option exercises.

Indebtedness

As of December 31, 2015 we had $1,925.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2015	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,884.7	$19.5	$1,865.2
8.875% senior notes due 2016	1.3	1.3	—
New Market Tax Credit (2)	36.8	—	36.8
Other (3)	2.4	0.2	2.2
Total	$1,925.2	$21.0	$1,904.2
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $21.4 million at December 31, 2015.

(2)
Includes unamortized debt issuance costs of $0.6 million at December 31, 2015. In connection with the New Market Tax Credit incentive program, we also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets.

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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows” in our Annual Report on Form
10-K for the fiscal year ended March 31, 2015.
Approximately 32% of our sales originated outside of the United States in the third quarter of fiscal 2016. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2015, stockholders' equity decreased by $18.3 million from March 31, 2015 as a result of foreign currency translation adjustments. If the USD had strengthened by an additional 10% as of December 31, 2015, the result would have decreased stockholders' equity by approximately $50.9 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At December 31, 2015, the Company had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.5 million increase in the fair value of foreign exchange forward contracts as of December 31, 2015.

Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2015, our outstanding borrowings under the term loan facility were $1,884.7 million (net of $21.4 million unamortized original issue discount and debt issuance costs) and bore an effective average interest rate of 4.00%, determined as the LIBO rate (subject to a 1% floor) plus 3.00%.
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
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the December 31, 2015 market interest rate would increase interest expense under our term loan facility by approximately $6.8 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $13 million of annual interest expense under our term loan facility.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In February 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the third quarter of fiscal 2016.

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	February 2, 2016	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Included Herewith

10.1	Rexnord Corporation Deferred Compensation Plan*	X

10.2	Schedule of compensation for outside members of the board of directors, revised as of December 2015	X

10.3
Omnibus Amendment, dated as of December 30, 2015, by and among Rexnord Funding LLC., as an Originator, as the Buyer and as the Borrower, Zurn Industries, LLC, as an Originator, Zurn PEX, Inc., as an Originator, Rodney Hunt - Fontaine Inc., as an Originator, GA Industries, LLC, as an Originator, Rexnord Industries, LLC, as the Servicer, General Electric Company as successor by merger to General Electric Capital Corporation, as Administrative Agent, and the Swing Line Lender and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2015).

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
*    Reflects non-material changes that were finalized in October 2015