Form 10-K
period 2016-03-31
Rexnord Corp
filed 2016-05-19
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of September 30, 2015, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $16.98 closing price on the New York Stock Exchange on September 30, 2015) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $1,700.5 million.

As of May 12, 2016, there were 101,695,697 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2017 annual meeting of stockholders, to be held on or about July 28, 2016, which proxy statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our indebtedness;

•	our competitive environment;

•	general economic and business conditions, market factors and our dependence on customers in cyclical industries;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	risks associated with our international operations;

•	the loss of any significant customer;

•	dependence on independent distributors;

•	increases in cost of our raw materials and our possible inability to increase product prices to offset such increases;

•	impact of weather on the demand for our products;

•	changes in technology and manufacturing techniques;

•	performance, and potential failure, of our information and data security systems;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	the costs associated with asbestos claims and other potential product liability;

•	the costs related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	our access to available and reasonable financing on a timely basis;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;

•	reliance on intellectual property;

•	work stoppages by unionized employees;

•	loss of key personnel;

•	changes in pension funding requirements;

•	potential impairment of goodwill and intangible assets; and

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.

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

ITEM 1. BUSINESS.
General
Rexnord Corporation (“Rexnord”), a Delaware corporation, was incorporated in 2006 as a holding company for the businesses within our Process & Motion Control platform. Since then, we have expanded significantly, including the creation of our Water Management platform in 2007 by the acquisition of the Zurn Plumbing products business and, by means of acquisitions of other companies or operations. See “Acquisitions and Divestitures” below for further information as to recent transactions.
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” means Rexnord Corporation and its consolidated subsidiaries, including RBS Global and Rexnord LLC. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2016, or fiscal 2016, means the period from April 1, 2015 to March 31, 2016.

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

Our Company
Rexnord is a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly-trusted brands that serve a diverse array of global end markets. Our heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our Company in a disciplined way and the Rexnord Business System (“RBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Our strategy is to build the Company around multiple, global strategic platforms that participate in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines, and allow us to move into adjacent markets. Over time, we may add strategic platforms to our Company. Currently, our business is comprised of two platforms, Process & Motion Control and Water Management.
We believe that we have one of the broadest portfolios of highly engineered, mission- and project-critical Process & Motion Control products for industrial and aerospace applications worldwide. Our Process & Motion Control portfolio includes products and services used to safely, reliably and efficiently solve a wide range of demanding process and discrete automation and motion control applications. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, commercial and institutional construction market for water management products as well as municipal water and wastewater treatment markets. Our Water Management product portfolio includes building and site water management solutions used primarily in nonresidential construction and retrofit end markets and engineered flow control products for the municipal water and wastewater treatment market worldwide.
Our products are generally “specified” or requested by end users across both of our strategic platforms as a result of our products’ reliable performance in demanding environments, our custom application engineering capabilities, and our ability to provide global customer support. Typically, our Process & Motion Control products are initially incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high, and thereafter replaced through industrial distributors as they are consumed or require replacement.
The demand for our Water Management products is primarily driven by new infrastructure, the retrofit of existing structures to make them more energy and water efficient, commercial and institutional construction, and, to a lesser extent, residential construction. We believe we have become a market leader in the industry by developing innovative products that meet the stringent third-party regulatory, building, and plumbing code requirements and by subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our footprint encompasses 45 principal Process & Motion Control manufacturing, warehouse, and repair facilities and 26 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.

Our Platforms
Below is a summary of our net sales by segment and geographic region of origination (dollars in millions):

	Year Ended March 31, 2016
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$730.3	$219.5	$150.5	$1,100.3
% of net sales	66.4%	19.9%	13.7%	100.0%
Water Management	576.6	151.3	95.6	823.5
% of net sales	70.0%	18.4%	11.6%	100.0%
Consolidated	$1,306.9	$370.8	$246.1	$1,923.8
% of net sales	67.9%	19.3%	12.8%	100.0%
See more information regarding our segments and sales by geography within Part II Item 8, Note 20 Business Segment Information to the consolidated financial statements.

Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services a broad range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Our products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop™, Falk®, and Link-Belt®. We sell our Process & Motion Control products and services into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications.
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring maintenance, repair, and operations ("MRO") demand for our products. We estimate that approximately half of our Process & Motion Control net sales are to distributors, who provide an aftermarket channel to primarily serve OEM and end-user MRO demand generated by the installed base of our products through approximately 2,300 distribution points across 108 countries.
Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting down-time is high. Many customer facilities have a range of requirements and applications for multiple products across our expansive product portfolio. We believe our reputation for superior quality, reliability, application expertise, and ability to meet lead time expectations are highly valued by our customers, as demonstrated by their preference to specify and purchase Rexnord brand products when it is time to replace an installed Rexnord product, or “like-for-like” product replacements. We believe this replacement dynamic for our products, our focus on capturing first-fit installations, our significant installed base, and our global supply chain and manufacturing footprint enables us to achieve premium pricing, world-class customer satisfaction, recurring revenue generation, and a competitive advantage.

Water Management
Our Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, and VAG®.
Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water to the infrastructure, institutional, and commercial construction and, to a lesser extent, the residential construction end markets. Segments of the infrastructure end market include: municipal water and wastewater, transportation, and hydropower. Segments of the institutional construction end market include government, health care, and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. The demand for our Water Management products is primarily driven by new infrastructure, the retrofit of existing structures (to make them more energy and water efficient), and new commercial and institutional building construction.
Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end-user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent country specific regulatory, building, and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the Foundation for Cross-Connection Control and Hydraulic Research at the University of Southern California, the International Association of Plumbing and Mechanical Officials (“IAPMO”), the National Sanitation Foundation (“NSF”), the Plumbing and Drainage Institute (“PDI"), the Underwriters Laboratories (“UL”), Factory Mutual (“FM”), the American Waterworks Association (“AWWA”), Deutscher Verein des Gas- und Wasserfaches e.V. (“DVGW”), Umwelt Bundesamt (“UBA”), Water Regulations Advisory Scheme (“WRAS”), ANCOR Groupe (“NF”), Direction générale de la Santé (“ACS”), and Keurings Instituut voor Waterleiding Artikelen (“KIWA”) prior to the commercialization of our products.
Our Water Management platform has an extensive sales and marketing network spanning 49 countries, which consists of approximately 1,000 independent sales representatives across 240 sales agencies in addition to 200 direct sales and marketing associates who work with local engineers, contractors, builders, and architects to specify our products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, contractors, builders, and architects has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.

Our Markets
We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group, and industry trends. We generally do not participate in segments of our served markets that have been commoditized or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end markets we serve span a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics.

Process & Motion Control Market
The market for Process & Motion Control products is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us across each of our product line categories. The industry's customer base is broadly diversified across many sectors of the economy. We believe that growth in the Process & Motion Control market is closely tied to overall growth in industrial production which we believe has fundamental and significant long-term growth potential. In addition, we believe that through innovating to meet the changes in customer demands and focusing on higher growth end-markets, Process & Motion Control can grow at rates faster than overall United States industrial production.

The Process & Motion Control market is also characterized by the need for sophisticated engineering experience, the ability to design and produce a broad number of niche products with short lead times, and long-standing customer relationships. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are critical components in large-scale manufacturing processes. In addition, we believe there is an industry trend of customers increasingly consolidating their vendor bases, which we believe should allow suppliers with broader product offerings, such as ourselves, to capture additional market share.

Water Management Market
We believe the markets in which our Water Management platform participates are relatively fragmented with competitors across a broad range of industries, sectors, and product lines. Although competition exists across all of our Water Management businesses, we do not believe that any one competitor directly competes with us across all of our product lines. We believe that our served markets are growing long term at relatively strong rates, and that the growing demand for water conservation, quality, and safety can potentially support market growth above that of overall United States industrial production. We believe that we can continue to grow our platform at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end markets that have above-average growth characteristics.
We believe the areas of the Water Management industry in which we compete are tied to growth in infrastructure, commercial, and institutional construction, which we believe have significant long-term growth fundamentals. Historically, the infrastructure, commercial, and institutional construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in infrastructure, commercial, and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe that water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader infrastructure, commercial, and institutional construction markets, as well as mitigate cyclical downturns.
The Water Management industry's specification-driven end-markets require manufacturers to work closely with engineers, contractors, builders, and architects in local markets to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder, or architect has specified our product with satisfactory results, that person often will continue to use our products in future projects.

Our Products
Process & Motion Control Products
Our Process & Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user's total production cost. We believe, because the costs associated with a Process & Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process & Motion Control products with superior quality, reliability, and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to a strong preference to replace products “like-for-like” while driving recurring MRO revenues and linking first-fit specifications to market share gain. Our leading Process & Motion Control brands include Rexnord, Rex, Addax, Euroflex, Falk, FlatTop, Link-Belt, Omega, PSI, Shafer, Stearns, Thomas, and Tollok.
Motion Control Products
We are a leading manufacturer and supplier of highly engineered mechanical power transmission components used to affect and control material movement within heavy-duty process automation and discrete automation applications. Our motion control products include table top conveying chain and related accessories, gearing & gear drives, conveying equipment, industrial chain, and custom assemblies. Our FlatTop™ highly-engineered table top conveyor chain and related conveyor system accessories are used in discrete automation applications such as high-speed beverage-filling operations and is primarily sold to the food and beverage processing and packaging, consumer products, warehousing and distribution, automotive, and parts processing industries. Gear drives reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment or an element of a larger mechanical system (such as a conveyor system). We produce a wide range of heavy, medium, and light-duty gear drives for bulk and unit material handling, mixing, pumping, and general gearing applications. Our conveying equipment components and industrial chain products are used primarily in heavy-duty process automation applications in numerous industries, including mining, construction and agricultural equipment, forest and wood products, cement and aggregates processing, and hydrocarbon processing. We also produce custom-engineered, application-specific miniature gearboxes and motion control assemblies and components that are supplied to a variety of end markets, including aerospace and defense, medical equipment, robotics, semiconductor, instrumentation, and satellite communications.
Shaft Management Products
We are a leading manufacturer and supplier of highly engineered mechanical power transmission components used to control, support, and protect rotating shafts within process automation and discrete automation applications. Rotating shafts transmit system power to the moving elements in machinery and equipment. Our shaft management products include couplings, torque limiters, electromagnetic clutches and brakes, industrial bearings, and shaft locking assemblies. Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be safely and efficiently transmitted from one shaft to the other. Torque limiters, clutches, and brakes are used in machinery applications to safely control shaft engagement and stopping. Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Shaft locking assemblies are used to secure machine shafts to hubs through a mechanical interference fit that eliminates shaft backlash and improves transmission of high torques and axial loads. Our shaft management products are used in a wide range of end markets that include food and beverage, mining, energy and power generation, aggregates processing, pulp and paper, steel, chemical, forest and wood products, agricultural equipment, and general industrial and automation.
Aerospace Components
We supply our aerospace components primarily to the commercial and military aircraft end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our aerospace bearing and mechanical seal products for their aircraft and turbine engine platforms, often based on proprietary designs, capabilities, and solutions. We also supply highly specialized gears and related products through our aerospace-focused build-to-print manufacturing operations.

Water Management Products
Water Management products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many Water Management products must meet the stringent country-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, UL, FM, PDI, AWWA, DVGW, UBA, WRAS, NF, ACS, and KIWA). In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders, and architects. Among our leading brands are Zurn, Wilkins®, and VAG.
Water Safety, Quality, and Flow Control Products
Our water safety, quality, and flow control products are sold under the Zurn and Wilkins® brand names and encompass a wide range of valve products, distribution and drainage products, and site works products. Key valve products include backflow preventers, fire system valves, pressure reducing valves, and thermostatic mixing valves. These highly-specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, they are sold into commercial, institutional, and industrial new construction and retrofit applications as well as the fire protection, waterworks, and irrigation end markets.
Engineered water distribution solutions that protect human health and gravity drainage products that protect the environment are sold under the Zurn brand and are typically required in the early stages of a construction or retrofit project, when potable water and non-potable water distribution and drainage systems are installed. Specification drainage products include point drains (such as roof drains and floor drains), hydrants, fixture carrier systems, and chemical drainage systems that are used to control storm water, process water, and potable water in various commercial, institutional, industrial, civil, and irrigation applications. Water distribution products include PEX piping, valves, fittings, and installation tools. PEX tubing is manufactured from cross-linked polyethylene and is designed for high temperature and pressure fluid distribution piping applications for both potable water and radiant heating systems in the residential and nonresidential construction industries. These systems are engineered to meet stringent NSF and ASTM standards helping water professionals provide safe and efficient building and site water management solutions.
Site works products are commonly installed within a building or on a site to manage storm water and wastewater. Linear drainage systems are used to capture and direct storm water in a wide variety of commercial, institutional, industrial, and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems, and remote monitoring systems and are marketed under the Zurn and Green Turtle brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional foodservice operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities; acid neutralization systems are primarily used in schools, hospitals, and laboratories.
Water Conservation Products
Water conservation products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves, and faucets. Zurn's finish plumbing products include manual and sensor-operated flush valves marketed under the Aquaflush®, AquaSense®, and AquaVantage® names and heavy duty commercial faucets marketed under the AquaSpec® name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retrofit bathroom fixture installations.
Water and Wastewater Infrastructure Products
Our water and wastewater products are primarily sold under the VAG®, GA®, and Wilkins® brand names and are used to control the flow of water and wastewater throughout the water cycle from raw water through collection, storage, distribution, and wastewater treatment. These products are highly specified, designed, and engineered; many include proprietary design features that provide differentiated component performance and enhanced system reliability. Products include automatic control valves, check valves, air valves, butterfly valves, hydrants, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Our comprehensive product range is primarily sold into the growing and less-cyclical water supply and treatment markets worldwide.

Acquisitions and Divestitures
Mergers and acquisitions are a critical part of the Rexnord growth strategy. Our strategy is to build around our global strategic platforms by acquiring leading industrial manufacturing companies in attractive markets, with businesses that we believe will benefit from the Rexnord Business System to increase customer satisfaction, revenue growth and operating margins. In our last three fiscal years, we have completed several acquisitions within our Process & Motion Control and Water Management platforms focused on expanding our product portfolio and global presence in the end markets we serve; those acquisitions are further described below. The purchase price for the below transactions is stated net of cash acquired and excludes transaction costs.
Process & Motion Control

•
January 12, 2015 - We acquired Euroflex Transmissions (India) Private Limited ("Euroflex"), an India-based supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications, for a cash purchase price of $76.0 million.

•
October 30, 2014 - We acquired Tollok S.p.A. ("Tollok"), an Italy-based supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications, for a cash purchase price of $39.2 million.

•
December 16, 2013 - We acquired Precision Gear Holdings, LLC (“PGH”) for a cash purchase price of $77.1 million. PGH, with operations in Antigo, Wisconsin and Twinsburg, Ohio, is a build-to-print manufacturer of high-quality gearing and highly specialized gearboxes and gears to the North American oil and gas, aerospace and other industrial markets.

•
August 21, 2013 - We acquired certain assets of Micro Precision Gear Technology Limited (“Micro Precision"), a United Kingdom-based build-to-print manufacturer of specialty gears and electric motor components primarily sold to the aerospace market, for a cash purchase price of $22.2 million.

Water Management

•
April 15, 2014 - We acquired Green Turtle Technologies Ltd., Green Turtle Americas Ltd. and Filamat Composites Inc. (collectively, "Green Turtle"), a Canada-based manufacturer of branded fiberglass oil and grease separators and traps, for a total cash purchase price of $27.7 million.

•	August 30, 2013 - We acquired certain assets of L.W. Gemmell ("LWG"), a distributor of non-residential plumbing products based in Australia, for a total cash purchase price of $8.2 million.

•
April 26, 2013 - We acquired Klamflex Pipe Couplings Ltd. ("Klamflex"), a South Africa-based manufacturer of pipe couplings, flange adapters, dismantling joints and repair clamps for a total cash purchase price of $4.5 million.

In addition to making acquisitions, we from time to time review our operations to determine whether it would be in our interest to divest of certain non-core or non-strategic businesses. Information regarding divestitures within our Process & Motion Control and Water Management platforms during the last three fiscal years are included below.
Process & Motion Control

•
During fiscal 2015, we ceased operations on our non-core Mill Products business, which conducted its operations in the United States and Australia. We have no continuing involvement in the business subsequent to the sale and historical results are presented as a discontinued operation in our consolidated financial statements. Refer to Item 8, Note 4 Discontinued Operations for additional information.

Water Management

•
During the fourth quarter of fiscal 2016, we made the decision to exit product lines sold under the Rodney Hunt® Fontaine® tradename. The exit of this non-strategic product line also resulted in the recognition of various non-cash charges related to the impairment of property and equipment, impairment of intangible assets and other exit related costs associated with this product line. Refer to Item 8, Note 5 Restructuring and Other Similar Charges for additional information.

Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users for their MRO requirements either directly in certain regions or, more commonly, through industrial distributors as aftermarket products. While approximately 49% of our Process & Motion Control net sales are through our distribution partners, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,300 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.4%, 8.9%, and 7.8% of consolidated net sales during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Rather than serving as passive conduits for delivery of product, our industrial distributors participate in the overall competitive dynamic in the Process & Motion Control industry. Industrial distributors play a role in determining which of our Process & Motion Control products are stocked at their distributor centers and branch locations and, consequently, are most readily accessible to MRO buyers, and the price at which these products are sold.
We market our Process & Motion Control products both to OEMs and directly to end users to create preference of our products through end-user specification. We believe this customer preference is important in differentiating our Process & Motion Control products from our competitors' products, and preserves our ability to create channel partnerships where distributors will recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user's preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Process & Motion Control products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.

Water Management Customers
Our water safety, quality, flow control, and conservation products are sold for new construction, remodeling, and retrofit applications to customers in our commercial construction, institutional, infrastructure, and residential construction end markets and are distributed through independent sales representatives, plumbing wholesalers, and industry-specific distributors in the foodservice, industrial, janitorial, and sanitation industries. Our independent sales representatives work with architects, engineers, building owners and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with knowledge of the local markets to provide contractors with value-added service. We use several hundred independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times.
Water and wastewater end users primarily consist of municipalities. Our independent sales representatives, as well as approximately 200 direct sales and marketing associates, work with these end users, as well as their general contractors and engineering firms, to provide them with the engineered solutions that meet their needs. VAG® GA®, and Wilkins® benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.

In addition to our domestic Water Management manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower-cost component parts for our commercial, institutional, infrastructure, and residential products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing, and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a cost-competitive producer of commercial and institutional products.

Product Development
The majority of our new product development begins with our extensive “Voice of the Customer” operating philosophy. We have a team of approximately 350 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 30 specialists that offers testing capability and design support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 and approximately 500 active United States and foreign patents, respectively, as of March 31, 2016. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 200 and approximately 100 active United States and foreign patents, respectively, as of March 31, 2016. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation. During fiscal 2016, 2015, and 2014 our total investment in research, development and engineering was $37.2 million, $38.8 million, and $41.4 million, respectively, or approximately 2% of net sales.

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

Backlog
Our backlog of unshipped orders was $409 million and $443 million as of March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, approximately 16% of our backlog was scheduled to ship beyond fiscal 2017. Also, see Risk Factor titled “The loss or financial instability of any significant customer could adversely affect our business, financial condition, results of operations or cash flows.” within Part I Item 1A of this report for more information on the risks associated with backlog.

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
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling, and retrofit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion for municipal, industrial, and hydropower applications. Accordingly, weather has an impact on the seasonality of certain end markets. With the exception of our remodeling and retrofit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Europe represent the main construction season for increased construction in the commercial, institutional, and infrastructure markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.
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

Employees
As of March 31, 2016, we had approximately 7,700 employees, of whom approximately 4,200 were employed in the United States. Approximately 500 of our United States employees are represented by labor unions. The five United States collective bargaining agreements to which we are a party have expiration dates between August 2016 and October 2019. Additionally, approximately 1,900 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.

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

Strategic Risks
Strategic risk relates to the Company's business plans and strategies, including the risks associated with: competitive threats; the global macro-environment in which we operate; international uncertainties; restructuring initiatives; mergers and acquisitions; protection of intellectual property; and other risks, including customer concentration, reliance on independent distributors and retention of key personnel.

The markets in which we sell our products are highly competitive.
We operate in highly competitive markets in both of our platforms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors are larger and may have greater financial and other resources than we do, and our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, all of which could result in a loss of customers and in turn adversely affect our results of operations.
We operate in highly fragmented markets within the Process & Motion Control platform. As a result, we compete against numerous companies. Competition in our business lines is based on a number of considerations, including product performance, cost of transportation in the distribution of products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a competitively priced broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We cannot assure that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.
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

General economic financial market weakness, as well as overall challenging market cycles, may adversely affect our financial condition or results of operations.
Our business operations have been adversely affected in recent years by volatility and weaknesses in the global economy and financial markets. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end-markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations.
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
For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, weather conditions, mortgage rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in commercial and residential construction, repair and remodeling sector. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, credit standards or unemployment could delay a recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results.
Additionally, many of our products are used in the energy, mining and cement and aggregates markets. Recent reductions and volatility in the prices of petroleum-related products and certain other mined raw materials costs have adversely affected the energy and mining industries, reducing their capital investments and the demand for certain of the Company's products. Some customers may defer or cancel anticipated expenditures, projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Weakness in those markets may also affect pricing of our products that are sold for use in those markets.
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

The loss or financial instability of any significant customer or customers accounting for our backlog could adversely affect our business, financial condition, results of operations or cash flows.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During fiscal 2016, our top 20 customers accounted for approximately 37.6% of our consolidated net sales, and our largest customer accounted for 8.4% of our consolidated net sales. The loss of one or more of these customers, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our backlog, business, financial condition, results of operations or cash flows. As of March 31, 2016, approximately 16% of our backlog was scheduled to ship beyond fiscal 2017.

We rely on independent distributors. Termination of one or more of our relationships with any of those independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,300 distributor locations nationwide; however, for fiscal 2016, approximately 25% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 15% of Process & Motion Control net sales. Water Management, we depend on a network of several hundred independent sales representatives and approximately 60 third-party warehouses to distribute our products; however, for fiscal 2016, our three key independent distributors generated approximately 28% of our Water Management net sales with the largest accounting for 16% of Water Management net sales.
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
Our business is subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 32% of our total net sales in fiscal 2016 originated outside of the U.S. Additionally, we have significant manufacturing operations outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to global operations, including:
•fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;
•foreign exchange controls;
•compliance with export controls and trade compliance regulations;
•tariffs or other trade protection measures and import or export licensing requirements;
•changes in tax laws;
•interest rates;
•differences in business practices in various countries;
•changes and differences in regulatory requirements in countries in which we operate or make sales;

•differing labor regulations, practices and standards;
•requirements relating to withholding taxes on remittances and other payments by subsidiaries;

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
In order to operate more efficiently and control costs, we undertake from time to time restructuring plans, which include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also choose to divest operations which we no longer believe are additive or complementary to our platforms or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus and/or to address overall manufacturing overcapacity, including as a result of acquisitions. We may undertake further restructuring actions, workforce reductions or divestitures in the future. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
In addition, as a result of such actions, we expect to incur restructuring expenses and other charges, which may be material, and may exceed our estimates Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations and other aspects of our business. Employee morale and productivity could also suffer or result in unintended employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause further disruption and additional unanticipated expense.

Inability to identify, or effectively integrate, acquisitions could adversely affect our business, financial condition, results of operations or cash flows.
We cannot ensure that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition, that we will be able to successfully integrate any acquired business or operations, or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we ensure that our acquisition strategies will be successfully received by customers or achieve their intended benefits.
Acquisitions are often undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot ensure that we will be successful in this regard. We cannot provide any assurance that we will be able to fully realize the intended benefits from our acquisitions. We have encountered, and may encounter, various risks in acquiring other companies including the possible inability to integrate an acquired business into our operations, potential failure to realize anticipated benefits, diversion of management's attention, issues in customer transitions, potential inadequacies of indemnities and other contractual remedies and unanticipated problems, risks or liabilities, including environmental, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The inability to adequately protect intellectual property, or defend against infringement claims brought against us, could adversely affect our business.
We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure that any of our applications for protection of our intellectual property rights will be approved and maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products. An adverse ruling in any such litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Terrorism, conflicts and wars may materially adversely affect our business, financial condition and results of operations.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to acts of terrorism, political conflicts and wars, in multiple locations around the world. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential actions, conflicts or wars have created, and will continue to create, economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may particularly impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in disruptions to our operations, decreases in demand for our products, difficulty or impossibility in delivering products to our customers or receiving components from our suppliers, delays and inefficiencies in our supply chain and risks to our employees, resulting in, among other things, temporarily closed facilities, travel restrictions or longer-term disruptions, any of which could adversely affect our business, financial condition, results of operations and cash flows.

Operational Risks
Operational risk relates to risks arising from innovation, systems, processes, and external or internal events that affect the operation of our businesses. It includes product life cycle and execution; information management and data protection and security, including cyber security; supply chain and business disruption; and other risks, including human resources and employee relations.

We are subject to risks associated with changing technology, manufacturing techniques, distribution channels and business continuity, which could place us at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. We cannot ensure that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we can adequately protect against such a loss.

Increases in the cost or availability of raw materials could adversely affect our business, financial condition, results of operations or cash flows.
Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. We generally purchase our raw materials on the open market on a purchase order basis. These contracts generally have had one to five year terms and have contained competitive and benchmarking clauses intended to ensure competitive pricing. While we currently maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.
We do not typically enter into hedge transactions to reduce our exposure to purchase price risks and cannot ensure that we would be successful in recouping these increases if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into our purchasing contracts for our larger commodities, our business operations could be disrupted and our profitability could be impacted in a material adverse manner.

The ongoing updates to our Enterprise Resource Planning (“ERP”) systems, as well as failures of our data security and information technology infrastructure and cyber security, could cause substantial business interruptions and/or adversely affect our business.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries. While we have taken steps to maintain and enhance adequate data security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
As of March 31, 2016, we had approximately 7,700 employees. Approximately 500 of our United States employees are represented by labor unions and approximately 1,900 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Financial Risks

Financial risk relates to our ability to meet our financial obligations. It includes our highly leveraged disposition, compliance with debt covenants, access to liquidity and restrictive credit agreements.

Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions and prevent us from making debt service payments.
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
Our substantial indebtedness could also have other important consequences with respect to our ability to manage and grow our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives, acquisitions or other purposes;

•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our credit agreement and our other indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business, or in taking advantage of strategic opportunities;

•	we are and will continue to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions or divestitures, introducing new technologies or exploiting business opportunities; and

•
along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds, make acquisitions or capital expenditures, acquire or dispose of assets or take certain of the actions mentioned above, any of which could restrict our operations and business plans.

Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. In addition, our hedging arrangements may not protect us to the extent we expect. See Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional information.
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
Our credit agreement contains covenants that restrict our ability to take certain actions, such as incurring additional debt,

if we are unable to meet defined specified financial ratios. As of March 31, 2016, our first lien leverage ratio was 3.9x. Failure to comply with the leverage covenant of the credit agreement can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. A breach of any of these covenants could result in a default under our debt agreements. For more information, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".
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
Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first- priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Part II Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets and in excess of our stockholders equity.
As of March 31, 2016, goodwill and intangible assets totaled $1,193.8 million and $520.9 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.

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

Legal and Compliance Risks
Legal and compliance risk relates to risks arising from conformity with external policies and procedures, government and regulatory compliance, and ongoing environment and legal proceedings. These include customer driven policies, government and regulatory requirements and environmental health and safety litigation. These types of risks may impose additional cost on us or cause us to have to change our business models or practices.

Our failure to comply with third-party certification requirements and customer-driven policies and standards, including those related to social responsibility, could adversely affect our reputation, business and results of operations.
In addition to complying with laws and applicable government regulations and requirements, prevailing industry standards, competitive pressures and/or our customers may require us to comply with further quality, social responsibility, or other business policies or standards, before customers and prospective customers commence, or continue, doing business with us. These expectations, policies and standards may be more restrictive than current laws and regulations as well as our own pre-existing policies; they may be customer-driven, established by the industry sectors in which we operate or imposed by third-party organizations.
Our compliance with these policies, standards and third party certification requirements could be costly and could in some cases require us to change the way in which we operate. In addition, if we fail to comply, or if our compliance increases our costs and/or restricts our ability to do business as compared to our competitors that do not adhere to such standards, we could experience an adverse effect on our customer relationships, reputation, operations, cost structure and/or profitability.

We are subject to changes in legislative, regulatory and legal developments involving taxes.
We are subject to U.S. federal and state, and other countries' and jurisdictions', income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities may require significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity. In this regard, the U.S., the European Union and member states along with numerous other countries are currently engaged in establishing fundamental changes to tax laws affecting the taxation of multinational corporations.  Currently, a significant amount of our revenue is generated from customers located outside of the United States, and an increasingly greater portion of our assets and employees are located outside of the U.S. U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. However, current U.S. tax laws may provide significant impediments to and tax expense upon repatriating funds, if we would determine to do so in the future. Future legislation may substantially reduce (or have the effect of substantially reducing) our ability to defer U.S. taxes on profit permanently reinvested outside the United States. Additionally, any such developments in the U.S. or other countries could have a negative impact on our ability to compete in the global marketplace.

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
The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Part II Item 8, Note 18 Commitments and Contingencies to the consolidated financial statements.

Certain subsidiaries are subject to litigation, including numerous asbestos and product liability claims, which could adversely affect our business, financial condition, results of operations or cash flows.

Certain subsidiaries are co-defendants in various lawsuits in a number of U.S. jurisdictions alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If our insurance or indemnification coverage is to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, we may be subject to product liability claims if the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. In addition, our business depends on the strong brand reputation we have developed; if this reputation is damaged as a result of a product liability claim, it may be difficult to maintain our pricing positions and market share with respect to our products. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows.
See Part II Item 8, Note 18 Commitments and Contingencies to the consolidated financial statements for additional details.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2016, we had 45 principal manufacturing, warehouse and repair facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	23	2,617,000	5,305,000
Europe	11	442,000	266,000
Asia	6	292,000	39,000
South America	2	77,000	15,000
Africa	1	80,000	—
Australia	2	—	63,000
Within Water Management, as of March 31, 2016, we had 26 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	20	1,167,000	806,000
Europe	2	1,240,000	356,000
Asia	2	79,000	265,000
Africa	1	—	22,000
Australia	1	—	29,000

We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Part II Item 8, Note 18 Commitments and Contingencies to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

*                *                *
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	45	President, Chief Executive Officer and Director	2009
Mark W. Peterson	44	Senior Vice President and Chief Financial Officer	2011
Rodney Jackson	46	Senior Vice President-Business and Corporate Development	2014
George J. Powers	49	Chief Human Resources Officer	2015
Craig G. Wehr	51	Group Executive, President - Zurn	2013
Patricia M. Whaley	57	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	49	Group Executive, President - Process & Motion Control Platform	2016
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
Rodney Jackson became Senior Vice President – Business & Corporate Development in 2014. Prior to joining Rexnord, Mr. Jackson was a member of Danaher Corporation’s Corporate Development team, most recently as Vice President of Corporate Development and M&A lead for its product identification and motion platforms. Prior to joining Danaher in 2007, Mr. Jackson served in various roles of increasing responsibility with Pentair and worked in investment banking at Goldman Sachs. Mr. Jackson started his career at Arthur Andersen.
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
Kevin J. Zaba became President of our Process & Motion Control Platform in April 2016. He also served as the President of our Power Transmission Group from 2014 to 2016. Prior to joining Rexnord, Mr. Zaba served in various positions with Rockwell Automation, Inc. since 2004, most recently as Vice President – Solutions, Services & Sales in 2014, as Vice President / General Manager – Control & Visualization Products Business from 2011 to 2014 and as Managing Director – Systems and Solutions Asia Pacific Region from 2008 to 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN” since March 29, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2015	High	Low
First quarter	$30.25	$25.08
Second quarter	$29.88	$26.22
Third quarter	$29.95	$24.89
Fourth quarter	$28.36	$24.20

Fiscal 2016	High	Low
First quarter	$27.73	$23.42
Second quarter	$24.32	$16.60
Third quarter	$20.98	$16.33
Fourth quarter	$20.63	$14.04

As of May 12, 2016, there were 101,695,697 shares of our common stock outstanding held by 5 holders of record. We believe the number of beneficial owners of our common stock exceeds 1,000.
Dividend Policy
We did not pay any dividends in fiscal 2016 or 2015. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. In addition, our credit agreement limits our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
Refer to Item 8, Note 19. Common stock repurchases and public offerings for information related to our fiscal 2016 share repurchases. There were no shares repurchased in the fourth quarter of fiscal 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required is incorporated by reference from the section entitled "Equity Compensation Plan Information" in the Fiscal 2017 Proxy Statement.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the Russell 2000 Index, for the four-year period ended March 31, 2016 (since our initial public offering). We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Rexnord. We added the S&P 1500 Industrial Index in fiscal 2016 because a portion of our Performance Stock Units are measured relative to the total shareholder return of this index. Refer to Note 15, Stock-Based Compensation, for additional information. The graph assumes the value of the investment in our common stock and each index was $100 on March 30, 2012 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/12	3/13	3/14	3/15	3/16
Rexnord Corporation	$100.00	$100.62	$137.35	$126.49	$95.83
S&P 500 Index	$100.00	$111.41	$132.93	$146.82	$146.24
Russell 2000 Index	$100.00	$114.60	$141.28	$150.88	$134.17
S&P 1500 Industrial Index	$100.00	$113.69	$141.37	$150.17	$150.13

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2016, or fiscal 2016, means the period from April 1, 2015 to March 31, 2016. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2016	Year Ended March 31, 2015 (1)	Year Ended March 31, 2014 (2)	Year Ended March 31, 2013 (3)	Year Ended March 31, 2012 (4)
Statements of Operations:
Net sales	$1,923.8	$2,050.2	$2,034.3	$1,943.5	$1,882.6
Cost of sales	1,258.6	1,304.0	1,280.9	1,226.9	1,202.7
Gross profit	665.2	746.2	753.4	716.6	679.9
Selling, general and administrative expenses	385.7	415.1	419.1	398.4	375.6
Zurn PEX loss contingency (5)	—	—	—	10.1	—
Restructuring and other similar costs	34.9	12.9	8.4	8.6	6.8
Actuarial loss on pension and postretirement benefit obligations	12.9	59.4	2.7	5.5	9.1
Amortization of intangible assets	57.4	55.1	50.8	51.1	50.9
Income from operations	174.3	203.7	272.4	242.9	237.5
Non-operating (expense) income:
Interest expense, net	(91.4)	(87.9)	(109.1)	(153.3)	(176.2)
Loss on the extinguishment of debt (6)	—	—	(133.2)	(24.0)	(10.7)
Loss on divestiture (7)	—	—	—	—	(6.4)
Other income (expense), net (8)	3.1	(7.2)	(15.1)	(2.9)	(7.1)
Income from continuing operations before income taxes	86.0	108.6	15.0	62.7	37.1
Provision (benefit) for income taxes	17.1	16.8	(10.0)	15.4	6.5
Net income from continuing operations	68.9	91.8	25.0	47.3	30.6
(Loss) income from discontinued operations, net of tax (9)	(1.4)	(8.0)	4.6	2.8	(0.7)
Net income	67.5	83.8	29.6	50.1	29.9
Non-controlling interest loss	(0.4)	—	(0.6)	—	—
Net income attributable to Rexnord	$67.9	$83.8	$30.2	$50.1	$29.9
Net income per share from continuing operations (10):
Basic	$0.68	$0.90	$0.25	$0.49	$0.46
Diluted	$0.67	$0.88	$0.25	$0.47	$0.42
Net (loss) income per share from discontinued operations:
Basic	$(0.01)	$(0.08)	$0.05	$0.03	$0.01
Diluted	$(0.01)	$(0.08)	$0.05	$0.03	$0.01
Net income per share attributable to Rexnord:
Basic	$0.67	$0.82	$0.31	$0.52	$0.45
Diluted	$0.66	$0.80	$0.30	$0.50	$0.41
Weighted-average number of shares outstanding:
Basic	100,841	101,530	98,105	95,972	66,751
Effect of dilutive stock options	2,469	3,197	3,213	3,894	5,314
Diluted	103,310	104,727	101,318	99,866	72,065

Other Data:
Net cash provided by (used for):
Operating activities	219.0	245.9	190.8	144.5	139.3
Investing activities	(45.2)	(177.3)	(163.8)	(81.8)	(324.2)
Financing activities	(56.3)	(17.4)	(210.3)	165.7	93.2
Depreciation and amortization of intangible assets	115.4	112.2	106.9	110.9	112.7
Capital expenditures	52.1	48.8	52.2	60.1	58.5

	March 31,
(in millions)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$484.6	$370.3	$339.0	$524.1	$298.0
Working capital (11)	771.7	694.6	700.0	666.7	574.2
Total assets	3,354.8	3,409.3	3,371.3	3,455.5	3,264.6
Total debt (12)	1,920.1	1,940.0	1,959.8	2,113.3	2,397.4
Stockholders’ equity (deficit)	588.0	552.7	562.1	428.5	(80.8)
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

(3)
Consolidated financial data as of and for the year ended March 31, 2013 reflects the acquisition of Cline Acquisition Corp. subsequent to December 13, 2012 and excludes the assets associated with a divestiture of an engineered chain business located in Shanghai, China on December 18, 2012. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisitions and the assets divested on the date of that divestiture.

(4)
Consolidated financial data as of and for the year ended March 31, 2012 reflects the acquisition of Autogard Holdings Limited subsequent to April 2, 2011 and VAG Holdings GmbH subsequent to October 10, 2011 and excludes the assets associated with a divestiture of a German subsidiary on July 19, 2011. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisitions and the assets divested on the date of that divestiture.

(5)
In the year ended March 31, 2013, we recognized a $10.1 million incremental charge related to a legal settlement reached in connection with litigation associated with alleged failure or anticipated failure of Zurn brass fittings.

(6)
In the year ended March 31, 2014, we recognized a $133.2 million loss on the extinguishment of debt, which consisted of a $109.9 million bond tender premium paid to holders of the 8.50% Notes as a result of the tender offer and redemption, third party transaction costs of $5.3 million and a $14.0 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished, then-existing term loan debt. In addition, we recognized a $4.0 million loss associated with the $150.0 million prepayment under the former credit agreement.

(7)
On July 19, 2011, we sold substantially all of the net assets of a non-material business based in Germany. The Company recorded a pre-tax loss on divestiture of approximately $6.4 million during fiscal 2012.

(8)
Other income (expense), net includes the impact of foreign currency transactions, sale of property, plant and equipment, and other miscellaneous expenses and income. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations for further information.

(9)
In fiscal 2015, we discontinued the operations and exited our non-core business that manufactured ring gears and pinions (“Mill Products”) utilized for crushing machinery applications in the mining sector. In fiscal 2013, we completed the sale of a non-core engineered chain business located in Shanghai, China. Accordingly, the results of operations for both have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

(10)	Our initial public offering closed on April 3, 2012. Therefore, the common stock issued in connection with the initial public offering is not included in the outstanding shares as of March 31, 2012.

(11)	Working capital represents total current assets less total current liabilities.

(12)	Total debt represents long-term debt, net of an unamortized original issue discount and deferred financing costs, plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisitions of Klamflex Pipe Couplings Ltd. ("Klamflex"), Micro Precision Gear Technology ("Micro Precision"), L.W. Gemmell ("LWG"), Precision Gear Holdings, LLC ("PGH"), Green Turtle Technologies Ltd., Green Turtle Americas Ltd., and Filamat Composites Inc. (collectively "Green Turtle"), Tollok S.p.A. ("Tollok"), and Euroflex Transmissions (India) Private Limited ("Euroflex"). Our financial performance includes Klamflex subsequent to April 26, 2013, Micro Precision subsequent to August 21, 2013, LWG subsequent to August 30, 2013, PGH subsequent to December 16, 2013, Green Turtle subsequent to April 15, 2014, Tollok subsequent to October 30, 2014 and Euroflex subsequent to January 12, 2015. Accordingly, the discussion and analysis does not reflect the impact of Klamflex, Micro Precision, LWG, PGH, Green Turtle, Tollok and Euroflex transactions prior to the respective closing date.
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
You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2016, or fiscal 2016, means the period from April 1, 2015 to March 31, 2016.
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
Overview. This section provides a description of the current events impacting the fiscal 2016 results of operations.
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2016 and 2015 in each case as compared to the prior period's performance.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement require us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2016, 2015 and 2014, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2016.
Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and commodity prices.

Company Overview

We are a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly-trusted brands that serve a diverse array of global end markets. Our heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our Company in a disciplined way and the Rexnord Business System (“RBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business. Refer to Item 1, Business, for additional information.
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
The largest component of our cost of sales is cost of materials, which represented approximately 37% of net sales in fiscal 2016. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 16% of net sales in fiscal 2016.
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
Revenue recognition. Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2016, 2015 and 2014 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no other significant post-shipment obligations.
Receivables. Receivables are stated net of allowances for doubtful accounts of $8.9 million at March 31, 2016 and $16.8 million at March 31, 2015. We evaluate the collectability of our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.

Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 64% of the Company’s total inventories as of March 31, 2016 and 2015 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method. The valuation of inventories includes material, labor and overhead and requires management to determine the amount of manufacturing variances to capitalize into inventories. We capitalize material, labor and overhead variances into inventories based upon estimates of key drivers, which generally include raw material purchases (for material variances), standard labor (for labor variances) and calculations of inventory turnover (for overhead variances).
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $9.5 million, $5.2 million and $3.8 million, during fiscal 2016, 2015 and 2014, respectively.
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
In connection with the fiscal 2016 footprint optimization initiatives and the decision to exit the non-strategic Rodney Hunt® Fontaine® (“RHF”) flow control gate product line, we recognized impairment charges associated with related fixed assets and intangible assets of $6.6 million and $10.9 million, respectively. See Item 8, Note 5 Restructuring and Other Similar Costs, to the consolidated financial statements for more information. The impairment of fixed assets was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the Fair Value hierarchy. Refer to Note 13, Fair Value Measurements, for additional information.
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
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During fiscal 2016, 2015 and 2014, we recognized $12.9 million, $59.4 million and $2.7 million, respectively, of non-cash actuarial losses in connection with re-measurements of the plan. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16 Retirement Benefits, to the consolidated financial statements for additional information.
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
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of March 31, 2016 and 2015, our liability for unrecognized tax benefits was $15.6 million and $26.6 million, respectively.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain state NOL carryforwards. As of March 31, 2016 and 2015, valuation allowances of $27.2 and $25.0 million were recorded against our deferred tax assets. See Item 8, Note 17 Income Taxes, for additional information.
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

Through acquisitions, we have assumed presently recorded and potential future liabilities relating to product liability, environmental and other claims. We have recorded accruals for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those accruals. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods. Refer to Item 8, Note 18 Commitments and Contingencies, for additional information.
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
Asbestos Claims and Insurance for Asbestos Claims. As noted in Item 8, Note 18 Commitments and Contingencies, to the consolidated financial statements, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
The present estimate of our asbestos liability assumes (i) our continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually will decline modestly through the next ten years; (iii) the values by disease will remain consistent with past experience and (iv) our insurers will continue to pay defense costs without eroding the coverage amounts of our insurance policies. Our potential asbestos liability could be adversely affected by changes in law and other factors beyond our control. Further, while our current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time period and such liability could be substantial.
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2016 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning in late 2017 with early adoption permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. ASU 2016-02 is effective for fiscal 2019 and interim periods included therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The update changes how deferred taxes are classified on the balance sheet, eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We elected to early adopt the ASU for fiscal 2016 on a retrospective basis in order to enhance comparability. Accordingly, we have presented prior period amounts for deferred income taxes in a manner that conforms to the current period presentation.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This update removes the requirement to restate prior periods to reflect adjustments made to provisional amounts. Rather, adjustments to the provisional amounts are to be recognized in the reporting period in which the adjustments are recognized. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. As permitted by ASU 2015-16, we elected to early adopt this guidance beginning with the second quarter of fiscal 2016, with no material effect to the financial statements or related notes thereto.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under current guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. This new guidance is effective for our first quarter of fiscal year 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, we elected to early adopt this guidance beginning with the first quarter of fiscal 2016, which resulted in the reclassification of $10.5 million of unamortized debt issuance costs from other assets to long-term debt on the consolidated balance sheets as of March 31, 2015. Refer to Item 8, Note 11 Long-Term Debt for additional information.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective for our first quarter of fiscal 2019 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the method of adoption and the potential impact adoption will have on our consolidated financial statements.
In the first quarter of 2016, we adopted FASB ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. As this guidance is a prospective change, the significance of ASU 2014-08 is dependent on any qualifying future dispositions or disposals.
Overview

Restructuring and Other Similar Costs
During fiscal 2016, we continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing initiatives to optimize our operating margin and manufacturing footprint as well as select product-line rationalizations. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs. As of the date of this filing, our full supply chain optimization and footprint repositioning plan remains preliminary and related expenses are not yet estimable.
We recorded restructuring charges of $34.9 million, $12.9 million and $8.4 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Product Line Divestiture
During the fourth quarter of fiscal 2016, we made the decision to exit the non-strategic Rodney Hunt® Fontaine® (“RHF”) flow control gate product line. In connection with the decision, we deemed that certain intangible assets associated with the RHF tradename, customer relationships and patents had no future value resulting in impairment charges of $10.4 million, $0.3 million and $0.2 million, respectively. We also recognized impairment charges associated with fixed assets of $5.6 million.

For purposes of comparison in the following discussion of Results of Operations, the RHF net sales and operating losses for the years ended March 31, 2016 and 2015 are presented below:

	Year Ended
	March 31, 2016	March 31, 2015	Change	% Change
Net sales	$39.0	$41.6	$(2.6)	(6.3)%
Loss from operations (1)	(42.8)	(12.7)	(30.1)	237.0%
(1) Loss from operations in fiscal 2016 includes $19.5 million of impairment charges related to fixed and intangible assets, as well as other charges associated with the decision to exit RHF. Refer to Item 8. Note 5 Restructuring and Other Similar Charges, for more information.

Results of Operations
Fiscal Year Ended March 31, 2016 Compared with the Fiscal Year Ended March 31, 2015:
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	Change	% Change
Process & Motion Control	$1,100.3	$1,230.2	$(129.9)	(10.6)%
Water Management	823.5	820.0	3.5	0.4%
Consolidated	$1,923.8	$2,050.2	$(126.4)	(6.2)%

Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2016 decreased 10.6% from the prior year to $1,100.3 million. Core net sales (which excludes 2% growth from acquisitions and a 4% adverse impact from foreign currency translation) declined 9% as growth in our Aerospace and food and beverage end markets was more than offset by the adverse demand across several of our process industry end markets coupled with the related de-stocking within our corresponding distribution channels during the first half of fiscal 2016.
Water Management
Water Management net sales for the year ended March 31, 2016 increased 0.4% from the prior year to $823.5 million. Core net sales (which excludes a 4% adverse impact from foreign currency translation and a 1% adverse impact associated with the exit of our RHF product line) increased 5% as a result of favorable demand trends across the majority of our end markets as well as the timing of project shipments to our water and wastewater infrastructure end markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	Change	% Change
Process & Motion Control	$146.8	$219.6	$(72.8)	(33.2)%
% of net sales	13.3%	17.9%	(4.6)%
Water Management	72.8	79.0	(6.2)	(7.8)%
% of net sales	8.8%	9.6%	(0.8)%
Corporate	(45.3)	(94.9)	49.6	(52.3)%
Consolidated	$174.3	$203.7	$(29.4)	(14.4)%
% of net sales	9.1%	9.9%	(0.8)%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2016 was $146.8 million compared to $219.6 million for fiscal 2015. Operating income as a percentage of net sales decreased 460 basis points to 13.3% in fiscal 2016 as a result of reduced absorption on lower year over year sales, adverse product mix associated with lower sales to our U.S. general industrial end markets and incremental investments in our market expansion and supply chain optimization and footprint repositioning initiatives.
Water Management
Water Management income from operations for fiscal 2016 was $72.8 million compared to $79.0 million in fiscal 2015. Operating income as a percentage of net sales decreased 80 basis points to 8.8% in fiscal 2016 compared to fiscal 2015. Excluding the incremental year over year loss from operations of RHF and the absence of the fiscal 2015 charge to establish reserves for accounts receivable and inventory related to a Venezuelan customer, Water Management operating income as a percentage of net sales increased by 210 basis points to 14.7% related to the benefit of core volume growth and RBS-driven productivity gains and efficiencies.
Corporate

Corporate expenses were $45.3 million in fiscal 2016 compared to $94.9 million in fiscal 2015. The year over year decrease was primarily driven by the recognition of $12.9 million non-cash actuarial pension and other postretirement losses in fiscal 2016 compared to the recognition of $59.4 million of non-cash actuarial losses in fiscal 2015. The recognition of higher non-cash actuarial losses in fiscal 2015 was driven primarily by the adoption of the updated mortality assumptions released by the Society of Actuaries in fiscal 2015, lower discount rates used in performing our annual re-measurement of our pension and post-retirement obligations and the completion of a lump sum settlement associated with our domestic non-union defined benefit plan. See Item 8, Note 16 Retirement Benefits to the consolidated financial statements for additional information. The remaining decrease in Corporate expenses from fiscal 2015 to fiscal 2016 was due to project-related expenses.
Interest expense, net
Interest expense, net was $91.4 million in fiscal 2016 compared to $87.9 million in fiscal 2015. The year over year increase in interest expense reflects the partial year impact of our interest rate swaps becoming effective in the third quarter of fiscal 2016. These interest rate swaps raised our effective interest rate by approximately 1.55% on $650.0 million of our term loans during the second half of fiscal 2016. See Item 8, Note 11 Long-Term Debt to the consolidated financial statements for more information.
Other income (expense), net
Other income (expense), net for fiscal 2016 was $3.1 million of income, which resulted primarily from of an $8.4 million CDSOA anti-dumping settlement. See Item 8, Note 6 Recovery Under Continued Dumping and Subsidy Offset Act ("CDSOA") to the consolidated financial statements for more information. This settlement was partially offset by foreign currency transaction losses of $3.0 million, losses on the sale of property, plant and equipment of $0.6 million and other miscellaneous losses of $1.7 million. Other expense, net for fiscal 2015 was $7.2 million which consisted of foreign currency transaction losses of $1.5 million, $1.4 million of losses on the sale of property, plant and equipment and other miscellaneous losses of $4.3 million.
Provision for income taxes
The income tax provision in fiscal 2016 was $17.1 million or an effective tax rate of 19.9%. The provision recorded was below the U.S. federal statutory rate of 35% due to the recognition of certain foreign-related branch losses for U.S. income tax purposes, the reduction in the overall state effective rate applied to the Company’s net deferred tax liabilities and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations, partially offset by the increase in the valuation allowance recorded against certain foreign net operating loss carryforwards and related deferred tax assets in which the realization of such benefits was no longer deemed more-likely-than-not. The income tax provision in fiscal 2015 was $16.8 million or an effective tax rate of 15.5%. The provision recorded was below the U.S. federal statutory rate of 35% due to the accrual of foreign income taxes at rates which were generally below the U.S. federal statutory rate, the recognition of certain foreign-related branch losses for U.S. income tax purposes, the reduction in the valuation allowance recorded against certain foreign tax credit and state net operating loss carryforwards in which the realization of such benefits was now deemed more-likely-than-not and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations, partially offset by certain one-time costs associated with a change to the U.S. income tax entity classification of a foreign subsidiary.

Net income from continuing operations
Our net income from continuing operations in fiscal 2016 was $68.9 million compared to $91.8 million in fiscal 2015 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2015 was $0.67, compared to $0.88 in fiscal 2015. Comparability between periods is impacted by the anti-dilutive effect of the current year decrease in average outstanding shares primarily resulting from our fiscal 2016 repurchase of 1,552,500 shares of our common stock.
Loss from discontinued operations, net of tax
Our loss from discontinued operations, net of tax was $1.4 million for fiscal 2016 compared to $8.0 million in fiscal 2015. The loss from discontinued operations is related to the discontinuance of the non-core Mill Products business within our Process & Motion Control platform during fiscal 2015. See Item 8, Note 4 Discontinued Operations to the consolidated financial statements for more information.

Fiscal Year Ended March 31, 2015 Compared with the Fiscal Year Ended March 31, 2014
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	Change	% Change
Process & Motion Control	$1,230.2	$1,238.2	$(8.0)	(0.6)%
Water Management	820.0	796.1	23.9	3.0%
Consolidated	$2,050.2	$2,034.3	$15.9	0.8%
Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2015 decreased 0.6% from the prior year to $1,230.2 million. Core net sales (which excludes 3% growth from acquisitions and a 2% adverse impact from foreign currency translation) decreased 2% year-over-year as the expected declines in our bulk material handling end market and soft global demand in the beverage sector more than offset moderate sales growth in the majority of our other end-markets.
Water Management
Water Management net sales for the year ended March 31, 2015 increased 3% from the prior year to $820.0 million. Core net sales (which excludes 2% growth from acquisitions and a 3% adverse impact from foreign currency translation) also increased 4% as a result of favorable demand trends across the majority of our end markets, partially offset by the unexpected delay of shipments for certain large water infrastructure projects and the weather delayed seasonal ramp-up of new construction activity in our fiscal 2015 fourth quarter.

Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2015	March 31, 2014	Change	% Change
Process & Motion Control	$219.6	$237.7	$(18.1)	(7.6)%
% of net sales	17.9%	19.2%	(1.3)%
Water Management	79.0	72.2	6.8	9.4%
% of net sales	9.6%	9.1%	0.5%
Corporate	(94.9)	(37.5)	(57.4)	(153.1)%
Consolidated	$203.7	$272.4	$(68.7)	(25.2)%
% of net sales	9.9%	13.4%	(3.5)%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2015 was $219.6 million compared to $237.7 million for fiscal 2014. Operating income as a percentage of net sales decreased 130 basis points to 17.9% primarily related to incremental restructuring charges, the recognition of higher year over year depreciation, amortization and inventory fair value adjustments in connection with our recently completed acquisitions and incremental investments to fund market expansion initiatives.
Water Management
Water Management income from operations for fiscal 2015 was $79.0 million compared to $72.2 million in fiscal 2014. Operating income as a percentage of net sales increased 50 basis points in fiscal 2015 compared to fiscal 2014. On-going cost reduction initiatives as well as RBS-driven productivity gains and efficiencies generated approximately 200 basis points of operating margin improvement year over year that were partially offset by the negative impact of a $10.0 million charge to establish reserves for accounts receivable and inventory exposures related to a Venezuelan customer, incremental restructuring charges and the recognition of higher year over year depreciation, amortization and inventory fair value adjustments in connection with our acquisitions completed in that time period.
Corporate
Corporate expenses were $94.9 million in fiscal 2015 compared to $37.5 million in fiscal 2014. The year-over-year increase was primarily driven by the recognition of $59.4 million non-cash actuarial pension and other postretirement loss in fiscal 2015 compared to the recognition of $2.7 million of non-cash actuarial losses in fiscal 2014. The recognition of higher non-cash actuarial losses in fiscal 2015 was driven primarily by the adoption of the updated mortality assumptions released by the Society of Actuaries in fiscal 2015, lower discount rates used in performing our annual re-measurement of our pension and post-retirement obligations and the fiscal 2015 lump sum settlement of our domestic non-union defined benefit plan. See Item 8, Note 16 Retirement Benefits to the consolidated financial statements for additional information.

Interest expense, net
Interest expense, net was $87.9 million in fiscal 2015 compared to $109.1 million in fiscal 2014. The year over year reduction in interest expense is primarily the result of the retirement of our 8.50% senior notes due 2018 (the "8.50% Notes") and the refinancing of our term loan facility in the second quarter of fiscal 2014. As a result of these transactions, our effective interest rate on approximately $1.1 billion of our outstanding debt was reduced by approximately 450 basis points.
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
(Loss) income from discontinued operations, net of tax
Our loss from discontinued operations, net of tax was $8.0 million for fiscal 2015 compared to income from discontinued operations, net of tax of $4.6 million in fiscal 2014. The (loss) income from discontinued operations is related to the discontinuance of the Mill Products business during fiscal 2015. See Item 8, Note 4 Discontinued Operations to the consolidated financial statements for more information.

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
EBITDA
EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also presented and compared by analysts and investors, as well as management, in evaluating our ability to meet debt service obligations. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income).We reported Adjusted EBITDA for the fiscal year ended March 31, 2016 of $365.5 million and net income for the same period of $67.5 million.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (3.91 to 1.0 at March 31, 2016). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to incur future debt or make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2016 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income to Adjusted EBITDA for the period indicated below.

(Dollars in Millions)	Year ended March 31, 2016
Net income	$67.5
Interest expense, net	91.4
Income tax provision	17.1
Depreciation and amortization	115.4
EBITDA	$291.4
Adjustments to EBITDA:
Actuarial loss on pension and postretirement benefit obligation	12.9
Loss on RHF product line exit (1) (excluding restructuring and related charges)	21.3
Restructuring and other similar charges (2)	34.9
Operating loss from discontinued operations, net of tax (3)	1.4
Stock-based compensation expense	7.5
LIFO income (4)	(0.8)
Other income, net (5)	(3.1)
Subtotal of adjustments to EBITDA	$74.1
Adjusted EBITDA	$365.5
Senior secured bank indebtedness (6)	$1,429.0
Net first lien leverage ratio (7)	3.91	x
__________________________________

(1)
During the fourth quarter of fiscal 2016, we made the determination to exit a product lines within our Water Management platform with products sold under the RHF tradename. The operating loss (excluding restructuring and related charges included in their respective adjusting lines above) is not included in Adjusted EBITDA in accordance with our credit agreement. See Item 8, Note 5 Restructuring and Other Similar Costs to the consolidated financial statements for more information.

(2)
Represents restructuring costs comprised of workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. See Item 8, Note 5 Restructuring and Other Similar Costs to the consolidated financial statements for more information.

(3)	Represents the loss on discontinued operations related to Mill Products. See Item 8, Note 4 Discontinued Operations of the consolidated financial statements for more information.

(4)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(5)
Other income, net for the year ended March 31, 2016, consists of an $8.4 million CDSOA anti-dumping settlement receipt, partially offset by foreign currency transaction losses of $3.0 million, losses on the sale of property, plant and equipment of $0.6 million and other miscellaneous costs of $1.7 million.

(6)
The credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $452.0 million (as defined by the credit agreement) at March 31, 2016. Senior secured bank indebtedness reflected in the table consists of borrowings under our credit agreement.

(7)	The credit agreement defines the net first lien leverage ratio as the ratio of senior secured bank indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $265.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2016, we had $484.6 million of cash and cash equivalents and $343.9 million of additional borrowing capacity ($243.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of March 31, 2016, the available borrowings under our credit facility were reduced by $21.1 million due to outstanding letters of credit. As of March 31, 2015, we had $370.3 million of cash and approximately $341.0 million of additional borrowing capacity ($241.0 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes.
During fiscal 2016, we amended the agreement under the accounts receivable securitization program which extended the maturity of the facility and modified the terms. See Item 8, Note 11 Long-Term Debt for additional information.

Cash Flows
Net cash provided by operating activities in fiscal 2016 was $219.0 million compared to $245.9 million in fiscal 2015. The decrease in operating cash was primarily driven by reduced operating profit on lower net sales and higher cash income taxes, partially offset by the CDSOA anti-dumping settlement receipt and the expected benefit of lower trade working capital.
Net cash provided by operating activities in fiscal 2015 was $245.9 million compared to $190.8 million in fiscal 2014. The increase in operating cash was primarily driven by a decrease in cash interest as a result of our August 2013 debt refinancing.
Cash used for investing activities was $45.2 million in fiscal 2016 compared to $177.3 million in fiscal 2015. Investing activities in fiscal 2016 included the receipt of $1.1 million in cash associated with finalizing working capital related to the Euroflex acquisition whereas fiscal 2015 included $138.2 million of net cash used to fund the acquisitions of Euroflex, Tollok and Green Turtle. See Item 8, Note 3 Acquisitions for additional information. We invested $52.1 million in capital expenditures in fiscal 2016 compared to $48.8 million in fiscal 2015.
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
Cash used for financing activities was $56.3 million in fiscal 2016 compared to $17.4 million in fiscal 2015. Cash used for financing activities in fiscal 2016 consisted of $40.0 million of cash used to repurchase outstanding shares of our common stock under our board-authorized stock repurchase program (see Item 8 Note 19 Common stock repurchases and public offerings for additional details). In addition, we made $19.5 million of principal payments on our term loans and $5.9 million of other payments on short-term debt (inclusive of the $1.3 million redemption of our 8.875% senior notes). This was partially offset by $5.1 million of proceeds from stock option exercises and $4.0 million related to the excess tax benefit on the option exercises. The cash used for financing activities in fiscal 2015 consisted of $19.8 million principal payments on our term loans and $4.5 million of other net debt payments. The cash used by financing activities in fiscal 2015 also includes $5.8 million related to the excess tax benefit on stock option exercises and $1.1 million of proceeds on stock option exercises.
Cash used for financing activities was $17.4 million in fiscal 2015, as described above, compared to $210.3 million in fiscal 2014. The cash used by financing activities in the fiscal 2014 consisted of a $150.0 million prepayment of our then-outstanding term loan associated with the re-pricing of our term loan facility in April 2013. Fiscal 2014 also included a source of cash from the August 2013 refinancing of our term loan for $1,950.0 million (net of $19.5 million original issue discount) the proceeds of which were utilized to fully retire the previously outstanding $1,145.0 million of 8.50% Notes and $786.2 million of term loan and pay a $109.9 million tender premium to holders of the retired 8.50% Notes. The above transactions also included $17.1 million of related debt issue costs. Additionally, we received $73.8 million of proceeds from the closing of a common stock offering in February 2014, net of underwriting discounts and commissions and other direct costs of the offering.

Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2016 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$1,901.2	$19.5	$39.0	$1,842.7	$—
Other long-term debt (2)	39.7	0.7	0.8	0.4	37.8
Interest on long-term debt obligations (3)	406.5	87.5	170.3	148.6	0.1
Purchase commitments	150.9	141.7	8.5	0.7	—
Operating lease obligations	83.4	14.8	26.9	19.0	22.7
Pension and post-retirement plans (4)	94.3	6.4	24.4	63.5	n/a
Totals	$2,676.0	$270.6	$269.9	$2,074.9	$60.6
_______________________

(1)	Excludes an unamortized original issue discount and debt issuance costs of $20.2 million at March 31, 2016.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program. Excludes unamortized debt issuance costs of $0.6 million at March 31, 2016.

(3)	Interest on long-term debt obligations represents the cash interest expense using March 31, 2016 LIBOR rates.

(4)	Represents expected pension and post-retirement contributions and benefit payments to be paid directly by us. Contributions and benefit payments beyond fiscal 2021 cannot be reasonably estimated.

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $15.6 million as of March 31, 2016, have been excluded from the contractual obligations table above. See Part II Item 8, Note 17 Income Taxes of the consolidated financial statements for more information related to our unrecognized tax benefits.

No provision has been made for United States federal income taxes related to approximately $174.8 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Part II Item 8, Note 17 Income Taxes to the consolidated financial statements for further information.

Our pension and post-retirement benefit plans are discussed in detail in Item 8, Note 16 Retirement Benefits, to the consolidated financial statements. The pension plans provide for monthly pension payments to eligible employees upon retirement. Other post-retirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other post-retirement benefits for employees at certain foreign locations. See “Risk Factors - Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”

Indebtedness
As of March 31, 2016 we had $1,920.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2016	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$1,881.0	$19.5	$1,861.5
Other (2)	39.1	0.7	38.4
Total	$1,920.1	$20.2	$1,899.9

(1)	Includes unamortized original issue discount and debt issuance costs of $20.2 million at March 31, 2016.

(2)	Includes $36.8 million of financing related to the Company's participation in the New Market Tax Credit incentive program and unamortized debt issuance costs of $0.6 million.
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
Approximately 32% of our sales originated outside of the United States in fiscal 2016. As a result, fluctuations in the value of foreign currencies against the USD, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, our reported results will vary.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2016, stockholders' equity decreased by $10.0 million from March 31, 2015 as a result of foreign currency translation adjustments. If the USD had strengthened by an additional 10% as of March 31, 2016, the result would have further decreased stockholders' equity by approximately $51.8 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2016, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as effective cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. A hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.9 million increase in the fair value of foreign exchange forward contacts as of March 31, 2016.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2016, our outstanding borrowings under the term loan facility were $1,881.0 million (net of $20.2 million unamortized original issue discount and debt issuance costs). As of March 31, 2016, current borrowings under the Company's credit agreement had an effective and weighted average interest rate of 4.00%, determined as LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%.
In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). Those interest rate swaps became effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we also entered into two interest rate caps in order to mitigate exposure to increasing interest rates on our variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 74% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.
Our net income would likely be affected by changes in market interest rates. As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2016 market interest rate would increase interest expense under the senior secured credit facilities by approximately $5.5 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $12.5 million of annual interest expense under our term loan facility.

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
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2016 and 2015 and
for the years ended March 31, 2016, 2015, and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited the accompanying consolidated balance sheets of Rexnord Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexnord Corporation at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexnord Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 18, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
May 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited Rexnord Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Rexnord Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rexnord Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rexnord Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 of Rexnord Corporation and our report dated May 18, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
May 18, 2016

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2016	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$484.6	$370.3
Receivables, net	317.6	336.0
Inventories, net	327.2	367.7
Other current assets	46.7	53.6
Total current assets	1,176.1	1,127.6
Property, plant and equipment, net	397.2	417.6
Intangible assets, net	520.9	587.7
Goodwill	1,193.8	1,202.3
Insurance for asbestos claims	32.0	35.0
Other assets	34.8	39.1
Total assets	$3,354.8	$3,409.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$20.2	$24.3
Trade payables	200.8	234.1
Compensation and benefits	54.0	53.9
Current portion of pension and postretirement benefit obligations	5.0	5.0
Other current liabilities	124.4	115.7
Total current liabilities	404.4	433.0

Long-term debt	1,899.9	1,915.7
Pension and postretirement benefit obligations	195.5	203.0
Deferred income taxes	186.0	203.3
Reserve for asbestos claims	32.0	35.0
Other liabilities	49.0	66.6
Total liabilities	2,766.8	2,856.6

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued: 101,435,762 at March 31, 2016 and 102,681,964 at March 31, 2015	1.0	1.0
Additional paid-in capital	856.2	885.9
Retained deficit	(129.6)	(197.5)
Accumulated other comprehensive loss	(139.0)	(130.2)
Treasury stock at cost; 0 and 900,904 shares at March 31, 2016 and March 31, 2015, respectively	—	(6.3)
Total Rexnord stockholders' equity	588.6	552.9
Non-controlling interest	(0.6)	(0.2)
Total stockholders' equity	588.0	552.7
Total liabilities and stockholders' equity	$3,354.8	$3,409.3

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Net sales	$1,923.8	$2,050.2	$2,034.3
Cost of sales	1,258.6	1,304.0	1,280.9
Gross profit	665.2	746.2	753.4
Selling, general and administrative expenses	385.7	415.1	419.1
Restructuring and other similar charges	34.9	12.9	8.4
Actuarial loss on pension and postretirement benefit obligations	12.9	59.4	2.7
Amortization of intangible assets	57.4	55.1	50.8
Income from operations	174.3	203.7	272.4
Non-operating expense:
Interest expense, net	(91.4)	(87.9)	(109.1)
Loss on the extinguishment of debt	—	—	(133.2)
Other income (expense), net	3.1	(7.2)	(15.1)
Income from continuing operations before income taxes	86.0	108.6	15.0
Provision (benefit) for income taxes	17.1	16.8	(10.0)
Net income from continuing operations	68.9	91.8	25.0
(Loss) income from discontinued operations, net of tax	(1.4)	(8.0)	4.6
Net income	67.5	83.8	29.6
Non-controlling interest loss	(0.4)	—	(0.6)
Net income attributable to Rexnord	$67.9	$83.8	$30.2

Net income per share from continuing operations:
Basic	$0.68	$0.90	$0.25
Diluted	$0.67	$0.88	$0.25
Net (loss) income per share from discontinued operations:
Basic	$(0.01)	$(0.08)	$0.05
Diluted	$(0.01)	$(0.08)	$0.05
Net income per share attributable to Rexnord:
Basic	$0.67	$0.82	$0.31
Diluted	$0.66	$0.80	$0.30
Weighted-average number of shares outstanding (in thousands):
Basic	100,841	101,530	98,105
Effect of dilutive stock options	2,469	3,197	3,213
Diluted	103,310	104,727	101,318

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Net income attributable to Rexnord	$67.9	$83.8	$30.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(10.0)	(84.3)	7.1
Unrealized loss on interest rate derivatives, net of tax	(4.3)	(10.9)	(1.7)
Change in pension and other postretirement defined benefit plans, net of tax	5.5	(11.2)	9.5
Other comprehensive (loss) income, net of tax	(8.8)	(106.4)	14.9
Non-controlling interest loss	(0.4)	—	(0.6)
Total comprehensive income (loss)	$58.7	$(22.6)	$44.5

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (1)	Non-controlling interest (2)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2013	1.0	784.0	(311.5)	(38.7)	(6.3)	—	428.5
Comprehensive income (loss):
Net income (loss)	—	—	30.2	—	—	(0.6)	29.6
Foreign currency translation adjustments	—	—	—	7.1	—	—	7.1
Unrealized loss on interest rate derivatives, net of $1.0 million income tax benefit	—	—	—	(1.7)	—	—	(1.7)
Change in pension and other postretirement defined benefit plans, net of $4.9 million income tax expense	—	—	—	9.5	—	—	9.5
Total comprehensive income (loss)	—	—	30.2	14.9	—	(0.6)	44.5
Stock-based compensation expense	—	7.0	—	—	—	—	7.0
Issuance of equity to non-controlling interest holders	—	—	—	—	—	0.4	0.4
Issuance of common stock, net of direct offering costs (3)	—	73.8	—	—	—	—	73.8
Exercise of stock options, net of shares surrendered	—	2.1	—	—	—	—	2.1
Tax benefit on stock option exercises	—	5.8	—	—	—	—	5.8
Balance at March 31, 2014	$1.0	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
Comprehensive income (loss):
Net income	—	—	83.8	—	—	—	83.8
Foreign currency translation adjustments	—	—	—	(84.3)	—	—	(84.3)
Unrealized loss on interest rate derivatives, net of $4.2 million income tax benefit	—	—	—	(10.9)	—	—	(10.9)
Change in pension and other postretirement defined benefit plans, net of $4.3 million income tax benefit	—	—	—	(11.2)	—	—	(11.2)
Total comprehensive income (loss)	—	—	83.8	(106.4)	—	—	(22.6)
Stock-based compensation expense	—	6.3	—	—	—	—	6.3
Exercise of stock options, net of shares surrendered	—	1.1	—	—	—	—	1.1
Tax benefit on stock option exercises	—	5.8	—	—	—	—	5.8
Balance at March 31, 2015	$1.0	$885.9	$(197.5)	$(130.2)	$(6.3)	$(0.2)	$552.7
Comprehensive income (loss):
Net income	—	—	67.9	—	—	(0.4)	67.5
Foreign currency translation adjustments	—	—	—	(10.0)	—	—	(10.0)
Unrealized loss on interest rate derivatives, net of $2.6 million income tax benefit	—	—	—	(4.3)	—	—	(4.3)
Change in pension and other postretirement defined benefit plans, net of $3.0 million income tax expense	—	—	—	5.5	—	—	5.5
Total comprehensive income (loss)	—	—	67.9	(8.8)	—	(0.4)	58.7
Stock-based compensation expense	—	7.5	—	—	—	—	7.5
Common stock repurchased and canceled (4)	—	(40.0)	—	—	—	—	(40.0)
Exercise of stock options, net of shares surrendered	—	5.1	—	—	—	—	5.1
Cancellation of treasury stock		(6.3)			6.3		—
Tax benefit on stock option exercises	—	4.0	—	—	—	—	4.0
Balance at March 31, 2016	1.0	856.2	(129.6)	(139.0)	—	(0.6)	588.0

(1)	During fiscal 2016, the Company canceled all outstanding shares held in treasury stock and returned such shares to the status of authorized but unissued shares..

(2)	Represents a 49% non-controlling interest in a Water Management joint venture.
(3) On February 5, 2014, the Company closed a public offering of shares of its common stock. In that offering, the Company sold 3,000,000 shares of common stock, at a public offering price of $25.75 per share for aggregate offering proceeds of $73.8 million, net of underwriting discounts and commissions and other direct costs of the offering.
(4) During fiscal 2016, the Company repurchased and canceled 1,552,500 shares of common stock at a total cost of $40.0 million at an average price of $25.76. Refer to Note 15 for additional information regarding the stock repurchase program.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Operating activities
Net income	$67.5	$83.8	$29.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58.0	57.1	56.1
Amortization of intangible assets	57.4	55.1	50.8
Amortization of deferred financing costs	2.0	2.1	2.6
Non-cash asset impairment	17.5	—	—
Loss on dispositions of property, plant and equipment	0.6	3.0	2.3
Deferred income taxes	(13.9)	(36.9)	(27.6)
Non-cash charge for disposal of discontinued operations	1.5	9.7	—
Actuarial loss on pension and post retirement benefit obligations	12.9	59.4	2.7
Other non-cash charges (credits)	9.6	(9.8)	(0.1)
Loss on extinguishment of debt	—	—	133.2
Stock-based compensation expense	7.5	6.4	7.0
Changes in operating assets and liabilities:
Receivables	1.5	6.1	(11.3)
Inventories	37.7	(15.2)	(11.3)
Other assets	7.5	0.1	(6.8)
Accounts payable	(32.4)	3.7	26.0
Accruals and other	(15.9)	21.3	(62.4)
Cash provided by operating activities	219.0	245.9	190.8

Investing activities
Expenditures for property, plant and equipment	(52.1)	(48.8)	(52.2)
Acquisitions, net of cash acquired	1.1	(138.2)	(112.0)
Proceeds from dispositions of property, plant and equipment	5.8	0.5	0.4
Proceeds from divestiture, net of cash	—	9.2	—
Cash used for investing activities	(45.2)	(177.3)	(163.8)

Financing activities
Proceeds from borrowings of debt	0.9	0.1	1,935.1
Repayments of long-term debt	(19.5)	(19.8)	(1,948.4)
Proceeds from borrowings of short-term debt	—	11.5	13.5
Repayments of short-term debt	(5.9)	(16.1)	(165.6)
Payment of deferred financing fees	(0.9)	—	(17.1)
Payment of tender premium	—	—	(109.9)
Proceeds from issuance of common stock, net of direct offering costs	—	—	73.8
Proceeds from exercise of stock options	5.1	1.1	2.1
Third party investment in non-controlling interest	—	—	0.4
Repurchase of Company common stock	(40.0)	—	—
Excess tax benefit on exercise of stock options	4.0	5.8	5.8
Cash used for financing activities	(56.3)	(17.4)	(210.3)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	(19.9)	(1.8)
Increase (decrease) in cash and cash equivalents	114.3	31.3	(185.1)
Cash and cash equivalents at beginning of period	370.3	339.0	524.1
Cash and cash equivalents at end of period	$484.6	$370.3	$339.0

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2016

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
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes to be leading market shares and highly-trusted brands that serve a diverse array of global end markets. The Company's heritage of innovation and specification have allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and its Rexnord Business System (“RBS”) is the operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.
The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services.
The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets.

2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2016 presentation.
Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. The value of returned goods during the years ended March 31, 2016, 2015 and 2014 was approximately 1.0% or less of net sales. Other than a standard product warranty, there are no post-shipment obligations.
The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Stock-Based Compensation
The Company accounts for stock based compensation in accordance with Accounting Standards Codification ("ASC") 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s equity plans in Note 15, Stock-Based Compensation.
Per Share Data

Basic net income (loss) per share from continuing and discontinued operations is computed by dividing net income from continuing operations and (loss) income from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the fiscal year ended March 31, 2016, 2015 and 2014 excludes 2,896,640, 1,268,623 and 1,278,316 shares due to their anti-dilutive effects, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.
Receivables
Receivables are stated net of allowances for doubtful accounts of $8.9 million at March 31, 2016 and $16.8 million at March 31, 2015. The Company evaluates the collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
The Company’s largest customer accounted for 8.4%, 8.9% and 7.8% of consolidated net sales for the years ended March 31, 2016, 2015 and 2014, respectively. Receivables related to this Process & Motion Control industrial distributor at March 31, 2016 and 2015 were $8.1 million and $10.2 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 64% of the Company’s total inventories as of both March 31, 2016 and 2015 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are more or less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $9.5 million, $5.2 million and $3.8 million, during fiscal 2016, 2015 and 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Where appropriate, the depreciable lives of certain assets may be adjusted to reflect a change in the use of those assets, or depreciation may be accelerated in the case of an eventual asset disposal. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 3 to 20 years, 3 to 15 years, and 3 to 10 years, respectively. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment using a discounted cash flow and market value approach analysis and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset.
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

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Balance at beginning of period	$6.8	$8.0	$7.7
Acquired obligations	—	—	0.2
Charged to operations	2.8	1.8	3.9
Claims settled	(2.8)	(3.0)	(3.8)
Balance at end of period	$6.8	$6.8	$8.0
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
See Note 17, Income Taxes, for additional information.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the fiscal years ending March 31, 2016, 2015 and 2014 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance April 1, 2013	—	0.7	(39.4)	(38.7)
Other comprehensive (loss) income before reclassifications	(1.7)	7.1	10.5	15.9
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.0)	(1.0)
Net current period other comprehensive (loss) income	(1.7)	7.1	9.5	14.9
Balance at March 31, 2014	(1.7)	7.8	(29.9)	(23.8)
Other comprehensive loss before reclassifications	(10.9)	(84.3)	(14.1)	(109.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	2.9	2.9
Net current period other comprehensive loss	(10.9)	(84.3)	(11.2)	(106.4)
Balance at March 31, 2015	$(12.6)	$(76.5)	$(41.1)	$(130.2)
Other comprehensive (loss) income before reclassifications	(4.3)	(10.0)	6.7	(7.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.2)	(1.2)
Net current period other comprehensive (loss) income	(4.3)	(10.0)	5.5	(8.8)
Balance at March 31, 2016	$(16.9)	$(86.5)	$(35.6)	$(139.0)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the fiscal years ending March 31, 2016, 2015 and 2014 (in millions):

Pension and postretirement plans	Year Ending March 31, 2016	Year Ending March 31, 2015	Year Ending March 31, 2014	Income Statement Line Item
Amortization of prior service credit	$(1.9)	$(1.7)	$(1.7)	Selling, general and administrative expenses
Lump Sum Settlement	—	6.5	—	Actuarial loss on pension and postretirement benefit obligations
Provision (benefit) for income taxes	0.7	(1.9)	0.7
Total, net of income taxes	$(1.2)	$2.9	$(1.0)
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
The Company accounts for derivative instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. Fair value is defined under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. As of March 31, 2016 and 2015, the Company had forward-starting interest rate swaps and interest rate caps on its variable rate term debt that are designated and qualify as hedging instruments. For the derivative instruments designated and qualifying as effective hedging instruments under ASC 815, the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive loss whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating expense. See Note 12, Derivative Financial Instruments, for further information regarding the classification and accounting.
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

Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction losses are included in other expense, net in the consolidated statements of operations and totaled $3.0 million, $1.5 million and $3.9 million for the years ended March 31, 2016, 2015 and 2014, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $9.2 million, $10.4 million, and $9.6 million for the years ended March 31, 2016, 2015 and 2014, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and for the years ended March 31, 2016, 2015 and 2014 amounted to the following (in millions):

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Research and development costs	$12.4	$12.8	$13.0
Engineering costs	24.8	26.0	28.4
Total	$37.2	$38.8	$41.4

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires management to recognize lease assets and lease liabilities by lessees for all operating leases on the consolidated balance sheets. ASU 2016-02 is effective for the Company's fiscal 2019 and interim periods included therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements upon adoption.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 changes how deferred taxes are classified on the balance sheet, eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company elected to early adopt ASU 2015-17 for fiscal 2016 on a retrospective basis in order to enhance comparability. Accordingly, the Company has presented prior period amounts for deferred income taxes in a manner that conforms to the current period presentation.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which removes the requirement to restate prior periods to reflect adjustments made to provisional amounts. Rather, adjustments to the provisional amounts are to be recognized in the reporting period in which the adjustments are recognized. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. As permitted by ASU 2015-16, the Company elected to early adopt this guidance beginning in the second quarter of fiscal 2016 with no material impact to the financial statements or related notes thereto.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. ASU 2015-11 is effective for the Company's first quarter of fiscal year 2018, with early adoption is permitted, and must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, the Company elected to early adopt this guidance beginning with the first quarter of fiscal 2016, which resulted in the reclassification of $10.5 million of unamortized debt issuance costs from other assets to long-term debt on the consolidated balance sheets as of March 31, 2015. Refer to Note 11, Long-Term Debt for additional discussion regarding debt instruments and related classification.
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

3. Acquisitions
The purchase price for the below transactions is stated net of cash acquired and excludes transaction costs.
Fiscal Year 2015
On January 12, 2015, the Company acquired Euroflex Transmissions (India) Private Limited ("Euroflex") for a cash purchase price of $76.0 million. Euroflex, based in Hyderabad, India, is a supplier of high performance disc couplings used in power generation, gas compression and industrial process machinery applications.  The acquisition of Euroflex added complementary product lines to the Company's existing Process & Motion Control platform.
On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The purchase price was $39.2 million, which was comprised of $33.4 million that was paid at closing, $3.4 million of deferred purchase price payable in fiscal 2017 and additional consideration, not to exceed $3.8 million, in 2 years following the acquisition. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Tollok, based in Ferrara, Italy, added complementary product lines to the Company's existing Process & Motion Control platform.
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

The fiscal 2015 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During the twelve months ended March 31, 2016, the Company adjusted the purchase price allocation by reducing goodwill by $4.8 million in connection with the finalization of Euroflex and Tollok acquisition date working capital, refinement of the fair value assigned to acquired intangible assets and establishment of income tax positions within the opening balance sheet. After incorporating the changes described above, the purchase price allocation resulted in non-tax deductible goodwill of $69.9 million, other intangible assets of $71.4 million and other net assets of $1.6 million.
Fiscal Year 2014

On December 16, 2013, the Company acquired Precision Gear Holdings, LLC (“PGH”) for a total cash purchase price of $77.1 million. PGH has two operating subsidiaries, Merit Gear LLC (“Merit Gear”), located in Antigo, Wisconsin, and Precision Gear LLC (“Precision Gear”), located in Twinsburg, Ohio. Merit Gear is a build-to-print manufacturer of high-quality gearing and specialized gearboxes primarily for the North American oil and gas market, along with other diversified industrial markets. Precision Gear is a leading manufacturer of highly specialized gears primarily serving the aerospace market, along with various other industrial markets. This acquisition was complementary to the Company's existing Process & Motion Control product portfolio.

On August 30, 2013, the Company acquired certain assets of L.W. Gemmell ("LWG") for a total cash purchase price of $8.2 million. LWG, based in Australia, is a distributor of non-residential plumbing products. A portion of LWG's historical sales were from existing Water Management product lines. As such, the acquisition provided the Company with additional product offerings and the opportunity to expand its international presence through a more direct ownership structure.

On August 21, 2013, the Company acquired certain assets of Micro Precision Gear Technology Limited ("Micro Precision") for a total cash purchase price of $22.2 million. Micro Precision, based in the United Kingdom, is a built-to-print manufacturer of specialty gears and electric motor components primarily sold to the aerospace market. This acquisition expanded the Company's existing Process & Motion Control product offerings and its presence in Europe.

On April 26, 2013, the Company acquired Klamflex Pipe Couplings Ltd. ("Klamflex") for a total cash purchase price of $4.5 million. Klamflex, based in South Africa, is a manufacturer of pipe couplings, flange adapters, dismantling joints and repair clamps. This acquisition broadened the product portfolio of the Company's existing Water Management platform and expanded the Company's global presence.

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

The fiscal year 2014 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition dates. The excess of the acquisition purchase prices over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During fiscal 2015, the Company adjusted the preliminary allocations for the Micro Precision and PGH purchase prices in connection with finalizing the valuation of each businesses' tradenames and the time period each tradename will be utilized by the Company post-acquisition. The opening balance sheet has been adjusted to reflect these changes, which included an increase to goodwill of $1.8 million and a net decrease to intangible assets of $1.8 million. The amortization expense recognized in historical periods was not materially impacted as a result of the adjustments to the purchase price allocations. The final aggregate purchase price allocation of these acquisitions resulted in goodwill of $26.7 million ($24.6 million of tax deductible goodwill), other intangible assets of $23.3 million, property, plant and equipment of $36.7 million and other net assets of $25.3 million.

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

4. Discontinued Operations
As indicated in Note 2 Significant Accounting Policies, the Company adopted ASU 2014-08 effective April 1, 2015. Prior to the adoption of this guidance, in fiscal 2015 the Company ceased all operations related to its former Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control operating segment. As a result, the Company met the criteria to present this business as a discontinued operation in accordance with the authoritative guidance. Accordingly, the results of operations of the Mill Products business are reported as discontinued operations in the consolidated statements of operations for all periods presented. The corresponding assets and liabilities related to the prior period were reclassified in accordance with authoritative literature and classified as assets held for sale for all periods presented in the consolidated balance sheets. The consolidated statements of cash flows for the fiscal years ended March 31, 2016, 2015 and 2014 have not been adjusted to separately disclose cash flows related to discontinued operations.
The following table summarizes the results of the Mill Products business included within (loss) income from discontinued operations, net of tax on the consolidated statements of operations (in millions):

	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Net sales	$—	$34.1	$47.7
(Loss) income from operations before income taxes	(2.2)	(10.9)	7.2
(Benefit) provision for income taxes	(0.8)	(2.9)	2.6
Net (loss) income from discontinued operations	$(1.4)	$(8.0)	$4.6

Net (loss) income per share from discontinued operations:
Basic	$(0.01)	$(0.08)	$0.05
Diluted	$(0.01)	$(0.08)	$0.05

In exiting the Mill Products business in fiscal 2015, the Company agreed to sell certain assets associated with the business for aggregate cash consideration of approximately $9.2 million and the remaining assets and liabilities of the discontinued operation were adjusted to reflect their net realizable value. As of March 31, 2015, included as Other current assets on the consolidated balance sheets was $2.6 million of long-lived assets. The exit of Mill Products resulted in the Company recording a net charge of $9.7 million, consisting of a $3.8 million impairment loss associated with property, plant and equipment, $4.1 million impairment of goodwill allocated to the discontinued operation and other exit related costs of $1.8 million.

During fiscal 2016, the Company disposed most of the assets originally classified as Other current assets on the consolidated balance sheets. However, after actively marketing the assets and not being able to find a buyer, the remaining assets were written off, contributing to the loss from discontinued operations noted above.

5. Restructuring and Other Similar Charges
During fiscal 2016, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar costs incurred during the years ended March 31, 2016, 2015 and 2014 by classification of operating segment (in millions):

	Year Ended March 31, 2016
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$10.8	$4.2	$0.3	$15.3
Asset impairment charges (1)	1.0	16.5	—	$17.5
Lease termination and other costs	0.5	1.6	—	2.1
Total restructuring and other similar costs	$12.3	$22.3	$0.3	$34.9

	Year Ended March 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$7.6	$3.3	$—	$10.9
Lease termination and other costs	1.2	0.8	—	2.0
Total restructuring and other similar costs	$8.8	$4.1	$—	$12.9

	Year Ended March 31, 2014
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$3.3	$2.0	$0.8	$6.1
Lease termination and other costs	1.6	0.7	—	2.3
Total restructuring and other similar costs	$4.9	$2.7	$0.8	$8.4

	Restructuring Costs To-date (Period from April 1, 2013 to March 31, 2016)
	Process & Motion Control	Water Management	Corporate	Consolidated
Severance costs	$21.7	$9.5	$1.1	$32.3
Asset impairment charges	1.0	16.5	—	$17.5
Lease termination and other costs	3.3	3.1	—	6.4
Total restructuring and other similar costs	$26.0	$29.1	$1.1	$56.2

(1)
In connection with the fiscal 2016 footprint optimization initiatives and the decision to exit the non-strategic Rodney Hunt® Fontaine® (“RHF”) flow control gate product line, the Company recognized impairment charges associated with related fixed assets and intangible assets of $6.6 million and $10.9 million, respectively.  The impairment of fixed assets was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13 for additional information.  Following the Company’s decision to exit the RHF product line, the Company deemed certain intangible assets associated with the RHF tradename, customer relationships and patents had no future value resulting in impairment charges of $10.4 million, $0.3 million and $0.2 million, respectively.

The Company evaluated the requirements for held-for-sale and discontinued operations presentation in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature of held for sale or discontinued operations. Pre-tax loss from operations associated with this non-strategic exit of the RHF product-line were as follows in each of the last three fiscal years:

Years ending March 31,	Pre-tax Loss	Description
2016	$(43.1)	Includes asset impairments described above and other restructuring charges (primarily severance costs) of $16.5 million and $2.9 million, respectively
2015	(14.0)	Includes other restructuring charges (primarily severance costs) of $2.2 million
2014	(10.1)	Includes other restructuring charges of (primarily severance costs) $0.3 million
The following table summarizes the activity in the Company's accrual for restructuring costs for the fiscal years ended March 31, 2016 and 2015 (in millions):

	Severance Costs	Asset impairment charges	Lease Termination and Other Costs	Total
Accrued Restructuring Costs, March 31, 2014	$3.4	$—	$0.4	$3.8
Charges	10.9	—	2.0	12.9
Cash payments	(7.6)	—	(1.3)	(8.9)
Non-cash charges	—	—	(0.8)	(0.8)
Accrued Restructuring Costs, March 31, 2015 (1)	6.7	—	0.3	7.0
Charges	15.3	17.5	2.1	34.9
Cash payments	(11.5)	—	(2.1)	(13.6)
Non-cash charges	—	(17.5)	—	(17.5)
Accrued Restructuring Costs, March 31, 2016 (1)	$10.5	$—	$0.3	$10.8

(1)	The restructuring accrual is included in Other current liabilities on the consolidated balance sheets.

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
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. Beginning in fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company recorded $8.4 million of income during fiscal 2016. The Company did not receive any distributions in fiscal 2015 or 2014. CDSOA recoveries are recorded within Other income (expense), net on the consolidated statements of operations for each respective fiscal year. As a result of still pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.

7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2016	2015
Finished goods	$148.4	$168.5
Work in progress	55.3	70.7
Purchased components	67.6	69.9
Raw materials	49.3	52.8
Inventories at First-in, First-Out ("FIFO") cost	320.6	361.9
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	6.6	5.8
	$327.2	$367.7

Certain prior year balances have been reclassified to conform to the current period presentations.

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	March 31,
	2016	2015
Land	$31.2	$33.5
Buildings and improvements	210.8	217.7
Machinery and equipment	401.0	388.2
Hardware and software	65.4	61.5
Construction in-progress	37.6	25.9
	746.0	726.8
Less accumulated depreciation	(348.8)	(309.2)
	$397.2	$417.6

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill and identifiable intangible assets for the years ended March 31, 2016 and 2015 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets	Trade-Names	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2014	$904.0	$197.6	$1.9	$94.4	$3.7	$297.6
Acquisitions	54.7	—	5.2	51.6	—	56.8
Purchase price allocation adjustments (1)	1.8	(3.1)	1.3	—	—	(1.8)
Amortization	—	—	(1.0)	(31.0)	(1.2)	(33.2)
Currency translation adjustment and other (2)	(10.6)	(1.6)	(0.1)	(2.0)	—	(3.7)
Net carrying amount as of March 31, 2015	$949.9	$192.9	$7.3	$113.0	$2.5	$315.7
Purchase price allocation adjustments (1)	(4.8)	—	4.2	—	—	4.2
Amortization	—	—	(1.7)	(32.9)	(1.2)	(35.8)
Currency translation adjustment and other	(2.7)	(2.2)	(0.7)	(1.1)	0.6	(3.4)
Net carrying amount as of March 31, 2016	$942.4	$190.7	$9.1	$79.0	$1.9	$280.7
Water Management
Net carrying amount as of March 31, 2014	$246.7	$140.8	$—	$147.0	$7.2	$295.0
Acquisitions	20.0	—	1.6	7.3	1.5	10.4
Amortization	—	—	(0.2)	(19.4)	(2.3)	(21.9)
Currency translation adjustment and other	(14.3)	(5.6)	—	(5.8)	(0.1)	(11.5)
Net carrying amount as of March 31, 2015	$252.4	$135.2	$1.4	$129.1	$6.3	$272.0
Amortization	—	—	(0.3)	(19.2)	(2.1)	(21.6)
Currency translation adjustment and other (3)	(1.0)	(10.2)	(0.5)	(0.1)	0.6	(10.2)
Net carrying amount as of March 31, 2016	$251.4	$125.0	$0.6	$109.8	$4.8	$240.2
Consolidated
Net carrying amount as of March 31, 2014	$1,150.7	$338.4	$1.9	$241.4	$10.9	$592.6
Acquisitions	74.7	—	6.8	58.9	1.5	67.2
Purchase price allocation adjustments (1)	1.8	(3.1)	1.3	—	—	(1.8)
Amortization	—	—	(1.2)	(50.4)	(3.5)	(55.1)
Currency translation adjustment and other (2)	(24.9)	(7.2)	(0.1)	(7.8)	(0.1)	(15.2)
Net carrying amount as of March 31, 2015	$1,202.3	$328.1	$8.7	$242.1	$8.8	$587.7
Purchase price allocation adjustments (1)	(4.8)	—	4.2	—	—	4.2
Amortization	—	—	(2.0)	(52.1)	(3.3)	(57.4)
Currency translation adjustment and other (3)	(3.7)	(12.4)	(1.2)	(1.2)	1.2	(13.6)
Net carrying amount as of March 31, 2016	$1,193.8	$315.7	$9.7	$188.8	$6.7	$520.9
____________________

(1)	Refer to Note 3 Acquisitions for additional information regarding purchase price allocation adjustments.

(2)
Includes $4.1 million of goodwill allocated to the Mill Products business in connection to the Company's decision to discontinue the Mill Products business during fiscal 2015. See Note 4 Discontinued Operations for additional information regarding the discontinued operation.

(3)
Includes $10.4 million, $0.3 million, and $0.2 million of impairment of indefinite-lived intangible assets, customer relationships and patents, respectively, associated with the exit of the RHF product line. Refer to Note 5 Restructuring and Other Similar Charges, for additional information.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2016 and March 31, 2015 are as follows (in millions):

		March 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$41.3	$(34.6)	$6.7
Customer relationships (including distribution network)	13 years	628.4	(439.6)	188.8
Tradenames	8 years	12.7	(3.0)	9.7
Intangible assets not subject to amortization - trademarks and tradenames		315.7	—	315.7
		$998.1	$(477.2)	$520.9

		March 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$40.1	$(31.3)	$8.8
Customer relationships (including distribution network)	13 years	635.4	(393.3)	242.1
Tradenames	8 years	10.0	(1.3)	8.7
Intangible assets not subject to amortization - trademarks and tradenames		328.1	—	328.1
		$1,013.6	$(425.9)	$587.7

Intangible asset amortization expense totaled $57.4 million, $55.1 million and $50.8 million for the years ended March 31, 2016, 2015 and 2014, respectively. Patents, tradenames, and customer relationships acquired during fiscal 2015 were assigned a weighted-average useful life of 3 years, 9 years, and 17 years, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $37.8 million in fiscal year 2017, $27.0 million in fiscal year 2018, $26.7 million in fiscal year 2019, $26.5 million in fiscal year 2020, and $25.1 million in fiscal year 2021.
During the third quarter of fiscal 2016, the Company completed the testing of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present. Total cumulative goodwill impairment charges as of March 31, 2016 and 2015 was $323.4 million.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2016	March 31, 2015
Customer advances	$8.3	$7.0
Sales rebates	28.2	25.4
Commissions	7.9	3.9
Restructuring and other similar charges (1)	10.8	7.0
Product warranty (2)	6.8	6.8
Risk management (3)	9.9	9.4
Legal and environmental	4.6	3.8
Taxes, other than income taxes	6.6	8.0
Income taxes payable	15.0	19.2
Interest payable	5.6	5.5
Other	20.7	19.7
	$124.4	$115.7
____________________

(1)	See more information related to the restructuring obligations balance within Note 5.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31,
	2016	2015
Term loans (1)	1,881.0	1,895.8
8.875% Senior notes due 2016	—	1.3
Other (2)	39.1	42.9
Total	1,920.1	1,940.0
Less current maturities	20.2	24.3
Long-term debt	$1,899.9	$1,915.7
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $20.2 million and $25.0 million at March 31, 2016 and March 31, 2015, respectively.

(2)	Includes unamortized debt issuance costs of $0.6 million at each of March 31, 2016 and 2015. Refer to "Other Subsidiary Debt" below for additional information.

Senior Secured Credit Facility
During fiscal 2014, the Company entered into the Third Amended and Restated First Lien Credit Agreement (the "Credit Agreement"). The senior secured credit facilities under the Credit Agreement are funded by a syndicate of banks and other financial institutions and provide for loans of up to $2,215.0 million, consisting of (i) a $1,950.0 million term loan facility with a maturity date of August 21, 2020 (the "Term Loan"); and (ii) a $265.0 million revolving credit facility with a maturity date of March 15, 2017; under the revolving credit facility, the Company has borrowing capacity available for letters of credit and for borrowings on a same-day notice, referred to as swingline loans.
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

Earlier in fiscal 2014, the Company had made a $150.0 million prepayment under the former credit agreement and recognized a related pre-tax loss of $4.0 million in accordance with ASC 470-50, which was comprised of $0.8 million of fees paid to lenders and a non-cash write-off of $3.2 million of deferred financing fees and net original issue discount associated with the extinguished debt.

As of March 31, 2016 and March 31, 2015, the Company's outstanding borrowings under the Term Loan was $1,881.0 million and $1,895.8 million, respectively (net of $20.2 million and $25.0 million unamortized original issue discount and debt issuance costs, respectively). At March 31, 2016 and March 31, 2015, the term borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%. The interest rates for the Term Loan are subject to a leverage-based pricing grid. As of March 31, 2016 and March 31, 2015, interest rates under the Credit Agreement for the Term Loan were at the Company's option of either "(a)" or "(b)" as further described here: (a) in the case of alternative base rate ("ABR") borrowings, 2.00% (subject to a first lien leverage ratio) plus a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate determined from time to time by Credit Suisse AG, the administrative agent under the Credit Agreement and (3) LIBOR in effect for a one-month period plus 1.00%; or (b) in the case of Eurocurrency borrowings, 3.00% (subject to a first lien leverage ratio) plus a Eurocurrency rate (subject to a 1% LIBOR floor). In the event the Company's first lien leverage ratio is less than 3.25 to 1.0, its applicable margin on both ABR and Eurocurrency term loan borrowings would decrease by twenty-five (25) basis points.

For revolving commitments, the Company's applicable margin above the base rate (as described above) is 3.00% in the case of ABR borrowings and 4.00% in the case of Eurocurrency borrowings, subject to a first lien leverage test. In the event the Company's first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.91 to 1.0 as of March 31, 2016.
In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
As of March 31, 2016, the remaining mandatory principal payments prior to maturity on the term loan facilities were $82.9 million. Principal payments of $4.9 million are scheduled to be made at the end of each calendar quarter until June 30, 2020, after which the entire term facility matures.
All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments thereunder will terminate, on March 15, 2017. No amounts were borrowed under the revolving credit facility at March 31, 2016 or March 31, 2015; however, $21.1 million and $24.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at March 31, 2016 and 2015, respectively.
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
The Credit Agreement also contains a number of typical covenants that, among other things, constrain, subject to certain fully-negotiated exceptions, the Company's ability, and the ability of the Company's subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect to certain indebtedness; create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, payment of borrowings under the Credit Agreement may be accelerated upon an event of default. Events of default include, among others, the failure to pay principal and interest when due, a material breach of a representation or warranty, covenant defaults, certain non-payments or defaults under other material indebtedness, events of bankruptcy and a change of control. As of March 31, 2016, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.00.

Senior Notes
Outstanding Tranche of Notes
At March 31, 2015, the Company had outstanding $1.3 million in principal of 8.875% Senior Notes due in fiscal 2016. Those Notes were redeemed in full during fiscal 2016.
Other Subsidiary Debt
During fiscal 2013 and fiscal 2012, the Company received $4.3 million and $5.5 million, respectively, in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018, and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a net non-operating gain of up to $9.8 million, excluding applicable transaction costs and unamortized debt issuance costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.
At March 31, 2016 and 2015, the aggregate loans of $36.8 million, net of debt issuance costs, are recorded in Long-Term Debt on the consolidated balance sheets and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the consolidated balance sheets.
At March 31, 2016 and 2015, various wholly owned subsidiaries had additional debt of $39.1 million and $42.9 million, respectively, comprised primarily of loans payable as a result of the New Market Tax Credit financing agreements referenced above as well as borrowings at various foreign subsidiaries and capital lease obligations.
Accounts Receivable Securitization Program
During fiscal 2016, the Company entered into an Omnibus Amendment (the "Omnibus Amendment") which extended the maturity of the Company's accounts receivable securitization facility (the “Securitization”) with General Electric Company, successor by merger to General Electric Capital Corporation (“GEC”). Terms of the Securitization remained comparable to the agreement prior to the Omnibus Amendment, except as set forth below. On March 1, 2016, Wells Fargo & Company completed the purchase of portions of GEC's commercial and corporate finance businesses, and all rights and obligations under the Omnibus Amendment were assigned to Wells Fargo Bank, N.A. as agent and lender as of that date.

Pursuant to the agreements evidencing the Securitization, Rexnord Funding (a wholly owned bankruptcy-remote special purpose subsidiary) has granted GEC a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million (unchanged by the Omnibus Amendment) outstanding from time to time. Such borrowings will be used by Rexnord Funding to finance purchases of accounts receivable. The amount of advances available will be determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances will bear interest based on LIBOR plus 1.75%. The last date on which advances may be made is December 30, 2020 unless the maturity of the Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding will also pay an unused line fee to GEC based on any unused portion of the Securitization facility. If the average daily outstanding principal amount during a calendar month is less than 50% of the average daily aggregate commitment in effect during such month, the unused line fee will be 0.50% per annum; otherwise, it will be 0.375% per annum.

The Securitization continues to constitute a “Permitted Receivables Financing” under Article 1 and Article 6 of the Credit Agreement and does not qualify for sale accounting under ASC 860, Transfers and Servicing. Any borrowings under the Securitization continue to be accounted for as secured borrowings on the Company's consolidated balance sheet. Financing costs associated with the Securitization are recorded within "Interest expense, net" in the consolidated statement of operations if revolving loans or letters of credit are obtained under the Omnibus Amendment.

At March 31, 2016, the Company's available borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. As of March 31, 2016, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

Future Debt Maturities
Future maturities of debt as of March 31, 2016, excluding the unamortized original issue discount and debt issuance costs of $20.8 million, were as follows (in millions):

Years ending March 31:
2017	$20.2
2018	19.9
2019	19.9
2020	19.7
2021	1,823.4
Thereafter	37.8
$1,940.9
Cash interest paid for the fiscal years ended March 31, 2016, 2015 and 2014 was $87.7 million, $84.1 million, and $151.1 million, respectively.

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

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	March 31, 2016	March 31, 2015	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$21.8	$17.7	Other liabilities
	Asset Derivatives
Interest rate caps	$0.3	$3.0	Other assets

Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	March 31, 2016	March 31, 2015	Balance Sheet Classification
	Liability Derivatives
Foreign currency forward contracts	$0.9	$—	Other current liabilities
	Asset Derivatives
Foreign currency forward contracts	$—	$0.4	Other current assets
The following tables indicate the location and the amount of losses and gains associated with the Company's derivative instruments, net of tax, within the consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of March 31, 2016, there was no ineffectiveness on the Company's designated hedging instruments.

	Cumulative loss recognized, net of tax, in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	March 31, 2016	March 31, 2015
Interest rate swaps	$13.5	$11.0
Interest rate caps	$3.4	$1.7

		Amount recognized in other income (expense), net
Derivative instruments not designated as hedging instruments under ASC 815	Location of gain recognized in income on derivatives	Year Ended
		March 31, 2016	March 31, 2015	March 31, 2014
Foreign currency forward contracts	Other income (expense), net	$—	$0.5	$0.4

During fiscal 2016, the Company reclassified $5.2 million of accumulated other comprehensive loss into earnings as interest expense related to interest rate derivative and expects to reclassify $10.9 million of accumulated other comprehensive loss into earnings as interest expense during the next twelve months. The Company did not reclassify any amounts from other comprehensive loss into earnings as interest expense during the fiscal years ending 2015 and 2014.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the years ended March 31, 2016 and March 31, 2015. The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2016 and March 31, 2015 (in millions):

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3

Liabilities:
Interest rate swaps	$—	$21.8	$—	$21.8
Foreign currency forward contracts	$—	$0.9	$—	$0.9
Total liabilities at fair value	$—	$22.7	$—	$22.7

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$3.0	$—	$3.0
Foreign currency forward contracts	—	0.4	—	0.4
Total assets at fair value	$—	$3.4	$—	$3.4

Liabilities:
Interest rate swaps	$—	$17.7	$—	$17.7
Total liabilities at fair value	$—	$17.7	$—	$17.7

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2016 and March 31, 2015 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of March 31, 2016 and March 31, 2015 was approximately $1,913.2 million and $1,970.6 million, respectively. The fair value is based on quoted market prices for the same issues.

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

As disclosed in Note 5, the Company recorded an impairment loss of approximately $6.6 million during fiscal 2016 to place certain property, plant and equipment associated with the Company's supply chain optimization and footprint optimization actions at net realizable value. Net realizable value of these assets was determined using independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. As of March 31, 2016, these assets have a net realizable value of $5.3 million and are classified within property, plant and equipment on the consolidated balance sheets.

During fiscal 2015, the Company ceased operations of its Mill Products business and recorded a net impairment loss of $3.8 million to place the long-lived assets of that business at net realizable value. The impairment loss recognized was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. At March 31, 2016 and 2015, the remaining long-lived assets of the Mill Products business have a net realizable value of approximately $0 and $2.6 million, respectively, and are classified within assets held for sale on the consolidated balance sheets. See Note 4 Discontinued Operations for additional information.

14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2027. Rent expense under operating leases totaled $18.2 million, $19.4 million and $17.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2016 are as follows (in millions):

Years ending March 31:
2017	$14.8
2018	14.6
2019	12.3
2020	10.8
2021	8.2
Thereafter	22.7
$83.4

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
In fiscal 2012, the Board of Directors adopted, and stockholders approved, the Rexnord Corporation 2012 Performance Incentive Plan (the "2012 Incentive Plan", and together with the 2006 Option Plan, the "Incentive Plans"), which operates as a successor plan to the 2006 Option Plan. The 2012 Incentive Plan is intended to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards and performance-based cash awards to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders, but broadens the types of awards that had been permitted by the 2006 Option Plan. To date, stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Incentive Plans.
The options granted under the 2012 Incentive Plan have a maximum term of ten years after the grant date. Options granted from the inception of the plan through July 31, 2014 vest 50% three years after the grant date and the remaining 50% vest five years after the grant date. Options and RSUs granted from July 31, 2014 through May 21, 2015 vest ratably over four years. Options and RSUs granted subsequent to May 21, 2015 vest ratably over three years. PSUs granted in fiscal 2016 cliff vest after three years. Options granted to directors of the Company vest ratably over three years.
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
During fiscal 2016, 2015 and 2014, the Company recorded $7.5 million, $6.4 million and $7.0 million of stock-based compensation, respectively (the related tax benefit on these amounts was $2.8 million for fiscal 2016, $2.2 million for fiscal 2015, and $2.5 million for fiscal 2014). During fiscal 2016, 2015 and 2014, the Company also recorded $4.0 million, $5.8 million and $5.8 million, respectively, of an excess tax benefit related to stock options exercised during each fiscal year. As of March 31, 2016, there was $16.7 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
In February 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During fiscal 2016, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million at an average price of $25.76. The repurchased shares were canceled by the Company upon receipt. A total of approximately $160.0 million of the existing repurchase authority remained at March 31, 2016.
Stock Options

The fair value of each option granted under the Incentive Plans was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Expected option term (in years)	6.5	7.1	7.5
Expected volatility factor	24%	26%	35%
Weighted-average risk free interest rate	1.82%	2.10%	1.57%
Expected dividend rate	0.0%	0.0%	0.0%
Options granted under the Incentive Plans have a term of ten years. Management’s estimate of the option term for options granted under the Incentive Plans is 6.5 years based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Incentive Plans during fiscal 2016, 2015 and 2014 was $6.92, $9.21 and $8.06, respectively. The total fair value of options vested during fiscal 2016, 2015 and 2014 was $9.8 million, $1.3 million and $1.8 million, respectively.

Other information relative to stock options and the changes period over period are as follows:

	Year-Ended March 31, 2016		Year-Ended March 31, 2015		Year-Ended March 31, 2014
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	8,588,518	$13.04	8,652,834	$10.79	9,450,197	$9.85
Granted	1,072,556	24.14	1,268,124	28.30	978,849	19.82
Exercised (1)	(1,278,017)	5.55	(743,807)	5.85	(1,154,011)	5.91
Canceled/Forfeited	(528,372)	23.53	(588,633)	21.65	(622,201)	19.91
Outstanding at end of period (2)	7,854,685	$15.10	8,588,518	$13.06	8,652,834	$10.79
Exercisable at end of period (3)	4,678,216	$9.52	4,798,457	$5.67	5,225,236	$5.46
______________________

(1)	The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $16.3 million, $16.7 million and $18.7 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding was 5.0 years at March 31, 2016, 5.0 years at March 31, 2015 and 5.5 years at March 31, 2014. The aggregate intrinsic value of options outstanding at March 31, 2016 was $54.8 million.

(3)
The weighted average remaining contractual life of options exercisable was 3.0 years at March 31, 2016, 2.6 years at March 31, 2015 and 3.7 years at March 31, 2014. The aggregate intrinsic value of options exercisable at March 31, 2016 was $52.6 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	3,788,315	$22.43
Granted	1,072,556	24.14
Vested	(1,220,559)	21.09
Canceled/Forfeited	(463,843)	24.05
Nonvested options at end of period	3,176,469	$23.30

Restricted Stock Units

During the twelve months ended March 31, 2016 and 2015, the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. No RSUs were granted in fiscal 2014. RSUs granted during the twelve months ended March 31, 2016, and 2015 vest ratably over three and four years, respectively. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the twelve months ended March 31, 2016, and 2015 is as follows:

	Twelve Months Ended
	March 31, 2016		March 31, 2015
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	53,813	$29.06	—	$—
Granted	96,952	23.20	58,883	29.08
Vested	(12,866)	29.09	—	—
Canceled/Forfeited	(12,592)	27.62	(5,070)	29.31
Nonvested RSUs at end of period	125,307	$24.67	53,813	$29.06

Performance Stock Units

During the twelve months ended March 31, 2016, the Company granted 50,711 performance stock units (“PSUs”) to certain of its officers and employees at a weighted-average grant date fair value of $28.57 per PSU. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based in part on the Company’s performance relative to pre-defined goals for absolute free cash flow conversion and in part on relative total shareholder return (“TSR”) as compared to companies in the S&P 1500 Industrial Index. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock.

The fair value of the portion of PSUs with vesting based on free cash flow conversion is determined based on the Company's closing stock price on the date of grant. The fair value of the portion PSUs with vesting based on TSR is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the twelve months ended March 31, 2016:

Twelve Months Ended March 31, 2016
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.01%
Expected dividend rate	0.0%
PSU fair value per share	$32.06

As of March 31, 2016, 49,136 PSUs were outstanding and unvested at a weighted-average fair value of $28.57, net of 1,575 PSUs canceled or forfeited.

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
The corridor is 10% of the higher of the pension benefit obligation or the fair value of the plan assets. The Company recognizes the net actuarial gains or losses in excess of 10% of the higher of the pension benefit obligation or the fair value of the plan assets in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). During the fiscal years ending March 31, 2016, 2015 and 2014, the Company recognized non-cash actuarial losses of $12.9 million, $59.4 million and $2.7 million, respectively, in connection with this accounting policy. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.
In conjunction with the re-measurement of the pension and other post retirement obligations in fiscal 2016, lower than projected asset growth, partially offset by a slightly higher discount rate and shorter life expectancy assumptions resulted in the recognition of non-cash actuarial losses of $12.9 million. In fiscal 2015, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The new mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). In conjunction with the re-measurement of the pension and other post-retirement obligations in fiscal 2015, the adoption of the newly issued mortality tables and mortality improvement scale, lower discount rates, and the lump-sum settlement completed in fiscal 2015 resulted in the recognition of non-cash actuarial losses of $59.4 million.

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Pension Benefits:
Service cost	$2.2	$1.4	$1.8
Interest cost	25.5	30.0	30.1
Expected return on plan assets	(28.8)	(29.8)	(30.5)
Amortization of:
Prior service cost	0.1	0.2	0.2
Settlement loss (1)	—	6.5	—
Recognition of actuarial losses	13.0	51.7	2.7
Net periodic benefit cost	$12.0	$60.0	$4.3
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.2	1.3	1.2
Amortization:
Prior service credit	(2.0)	(1.9)	(1.9)
Recognition of actuarial losses (gains)	(0.1)	1.2	—
Net periodic benefit cost	$(0.8)	$0.7	$(0.6)

(1)
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

The Company made contributions to its U.S. qualified pension plan trusts of $4.9 million, $7.9 million, and $7.8 million during the years ended March 31, 2016, 2015 and 2014, respectively. During fiscal 2017, the Company expects to contribute approximately $0.4 million to its U.S. qualified defined benefit plans and $2.6 million to its other postretirement benefit plans.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2016	Year Ended March 31, 2015
Benefit obligation at beginning of period	$(718.8)	$(700.0)	$(32.4)	$(31.2)
Service cost	(2.2)	(1.4)	(0.1)	(0.1)
Interest cost	(25.5)	(30.0)	(1.2)	(1.3)
Actuarial (losses) gains	35.1	(114.2)	0.7	(2.1)
Benefits paid	38.8	40.8	4.0	3.2
Plan participant contributions	(0.4)	(0.4)	(0.6)	(0.9)
Settlements	—	65.0	—	—
Translation adjustment	(1.0)	21.4	—	—
Benefit obligation at end of period	$(674.0)	$(718.8)	$(29.6)	$(32.4)
Plan assets at the beginning of the period	$543.2	$577.7	$—	$—
Actual return on plan assets	(9.5)	65.0	—	—
Contributions	8.6	12.5	4.0	3.2
Benefits paid	(38.8)	(40.8)	(4.0)	(3.2)
Settlements	—	(65.0)	—	—
Translation adjustment	0.1	(6.2)	—	—
Plan assets at end of period	$503.6	$543.2	$—	$—
Funded status of plans	$(170.4)	$(175.6)	$(29.6)	$(32.4)
Net amount on Consolidated Balance Sheets consists of:
Long-term assets	$0.5	$—	$—	$—
Current liabilities	(2.4)	(2.3)	(2.6)	(2.7)
Long-term liabilities	(168.5)	(173.3)	(27.0)	(29.7)
Total net funded status	$(170.4)	$(175.6)	$(29.6)	$(32.4)
As of March 31, 2016, the Company had pension plans with a combined projected benefit obligation of $674.0 million compared to plan assets of $503.6 million, resulting in an under-funded status of $170.4 million compared to an under-funded status of $175.6 million at March 31, 2015. The Company’s funded status has improved year over year primarily as a result of actuarial gains as a result of higher discount rates and shorter life expectancy assumptions partially offset by lower than projected asset returns. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2016 and 2015 consist of the following (in millions):

	As of March 31, 2016
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$0.1	$(5.1)	$(5.0)
Unrecognized actuarial loss	61.9	0.6	62.5
Accumulated other comprehensive loss (income), gross	62.0	(4.5)	57.5
Deferred income tax (benefit) provision	(23.6)	1.7	(21.9)
Accumulated other comprehensive loss (income), net	$38.4	$(2.8)	$35.6

	As of March 31, 2015
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$0.2	$(7.1)	$(6.9)
Unrecognized actuarial loss	71.7	1.2	72.9
Accumulated other comprehensive loss (income), gross	71.9	(5.9)	66.0
Deferred income tax (benefit) provision	(27.4)	2.5	(24.9)
Accumulated other comprehensive loss (income), net	$44.5	$(3.4)	$41.1
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
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2016	March 31, 2015	March 31, 2014	March 31, 2016	March 31, 2015	March 31, 2014
Benefit Obligations:
Discount rate	3.84%	3.70%	4.54%	3.90%	3.80%	4.30%
Rate of compensation increase	3.07%	3.40%	3.41%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.70%	4.54%	4.25%	3.80%	4.30%	3.80%
Rate of compensation increase	3.40%	3.41%	3.42%	n/a	n/a	n/a
Expected return on plan assets	5.33%	5.30%	5.48%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.
The following table presents the Company’s target investment allocations for the year ended March 31, 2016 and actual investment allocations at March 31, 2016 and 2015.

	Plan Assets
	2016			2015
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	29%	28%	28%
Debt securities (including cash and cash equivalents)	55 - 80%	66%	66%	67%
Other	0 - 10%	5%	6%	5%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's principal U.S. pension plans.

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

The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2016 and 2015, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements.

	As of March 31, 2016
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.7	$4.9	$—	$6.6
Investment funds
Fixed income funds (1)	—	328.8	—	328.8
U.S. equity funds (2)	—	63.7	—	63.7
International equity funds (2)	—	35.3	—	35.3
Balanced funds (2)	—	9.1	—	9.1
Alternative investment funds (3)	—	—	37.5	37.5
Insurance contracts	—	—	22.6	22.6
Total	$1.7	$441.8	$60.1	$503.6

	As of March 31, 2015
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.8	$5.6	$—	$7.4
Investment funds
Fixed income funds (1)	—	355.5	—	355.5
U.S. equity funds (2)	—	68.1	—	68.1
International equity funds (2)	—	35.8	—	35.8
Balanced funds (2)	—	10.1	—	10.1
Alternative investment funds (3)	—	—	42.9	42.9
Insurance contracts	—	—	23.4	23.4
Total	$1.8	$475.1	$66.3	$543.2

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

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2016 and 2015 (in millions):

	Alternative Investments	Insurance Contracts	Total
Beginning balance, March 31, 2014	$53.6	$16.5	$70.1
Actual return on assets:
Related to assets held at reporting date	(1.6)	6.9	5.3
Related to assets sold during the period	2.3	—	2.3
Purchases, sales, issuances and settlements	(11.4)	—	(11.4)
Transfers in and/or out of Level 3	—	—	—
Ending balance, March 31, 2015	42.9	23.4	66.3
Actual return on assets:
Related to assets held at reporting date	(2.4)	(0.8)	(3.2)
Related to assets sold during the period	1.5	—	1.5
Purchases, sales, issuances and settlements	(4.5)	—	(4.5)
Ending balance, March 31, 2016	$37.5	$22.6	$60.1
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2017	$40.1	$2.6
2018	40.3	2.7
2019	40.5	2.6
2020	40.2	2.5
2021	40.2	2.4
2022-2026	200.4	9.9
Pension Plans That Are Not Fully Funded
At March 31, 2016, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $665.3 million, $657.1 million and $494.5 million, respectively.
At March 31, 2015, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $717.7 million, $706.3 million and $541.5 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 7.0% in fiscal 2016 grading down to 5.0% in fiscal 2024 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.

Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	2.6	2.9	2.4	(2.2)	(2.5)	(2.1)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense recognized related to these plans was $0.2 million, $0.2 million, and $0.3 million in the years ended March 31, 2016, 2015 and 2014, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $14.2 million, $15.2 million, and $15.6 million for the years ended March 31, 2016, 2015 and 2014, respectively.

17. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company continues to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related foreign deferred tax assets, as well as certain state NOL carryforwards.

Income Tax Provision (Benefit)
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended March 31,
	2016	2015	2014
Current:
United States	$24.0	$17.2	$0.8
Non-United States	15.3	15.6	14.6
State and local	3.9	4.7	1.6
Total current	43.2	37.5	17.0
Deferred:
United States	(10.2)	(8.2)	(8.6)
Non-United States	1.1	(10.5)	(16.4)
State and local	(17.0)	(2.0)	(2.0)
Total deferred	(26.1)	(20.7)	(27.0)
Provision (benefit) for income taxes	$17.1	$16.8	$(10.0)

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2016	2015	2014
Provision for income taxes at U.S. federal statutory income tax rate	$30.1	$37.9	$5.2
State and local income taxes, net of federal benefit	2.7	2.6	(1.1)
Net effects of foreign rate differential	(3.0)	(3.3)	(3.6)
Net effects of foreign related operations	(2.1)	8.9	5.7
Net effect to deferred taxes for changes in tax rates	(0.8)	0.2	0.6
Unrecognized tax benefits, net of federal benefit	(11.3)	(0.5)	(4.7)
Domestic production activities deduction	(1.3)	(2.3)	—
Change in valuation allowance	2.3	(27.4)	(11.5)
Other	0.5	0.7	(0.6)
Provision (benefit) for income taxes	$17.1	$16.8	$(10.0)
The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year ended March 31,
	2016	2015	2014
United States	$45.3	$89.9	$(25.9)
Non-United States	40.7	18.7	40.9
Income before income taxes	$86.0	$108.6	$15.0
Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2016	March 31, 2015
Deferred tax assets:
Compensation and retirement benefits	$84.4	$86.9
General accruals and reserves	18.3	16.9
State tax net operating loss carryforwards	19.6	20.9
Foreign tax credit carryforwards	4.3	26.5
Foreign net operating loss carryforwards	17.7	17.1
Other	14.5	15.3
Total deferred tax assets before valuation allowance	158.8	183.6
Valuation allowance	(27.2)	(25.0)
Total deferred tax assets	131.6	158.6
Deferred tax liabilities:
Property, plant and equipment	42.8	47.8
Inventories	30.1	30.8
Intangible assets and goodwill	197.7	218.5
Cancellation of indebtedness	43.4	58.8
Total deferred tax liabilities	314.0	355.9
Net deferred tax liabilities	$182.4	$197.3

Net amount on Consolidated Balance Sheet consists of:
Other assets	$3.6	$6.0
Deferred income taxes	(186.0)	(203.3)
Net long-term deferred tax liabilities	$(182.4)	$(197.3)
Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of March 31, 2016. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Similarly, a valuation allowance was recorded at March 31, 2015 for certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards for which utilization was deemed uncertain. The increase in the valuation allowance presented above was generally due to a change in management’s view that the realization of certain foreign NOL carryforwards and other related deferred tax assets is no longer deemed more-likely-than-not. The carryforward period for the foreign tax credit is ten years. The carryforward period for the U.S. federal NOL carryforward is twenty years. The carryforward periods for the state NOLs range from five to twenty years. Certain foreign NOL carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign NOLs is indefinite.
At March 31, 2016, the Company had approximately $508.9 million of state NOL carryforwards, expiring over various years ending through March 31, 2036. The Company has a valuation allowance of $18.1 million recorded against the related deferred tax asset. In addition, at March 31, 2016, the Company had approximately $79.0 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $7.2 million against these NOL carryforwards as well as other related deferred tax assets.
No provision has been made for United States federal income taxes related to approximately $174.8 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. Due to the resulting additional foreign tax credits, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $4.4 million, would not be expected to be significant to the Company’s consolidated financial statements.
The Company’s total liability for net accrued income taxes as of March 31, 2016 and March 31, 2015 was $13.3 million and $17.9 million, respectively. This net amount was presented in the consolidated balance sheet as Income taxes payable (as separately disclosed in Other current liabilities) of $15.0 million and $19.2 million as of March 31, 2016 and March 31, 2015, respectively; and as income taxes receivable (included in Other current assets) of $1.7 million and $1.3 million as of March 31, 2016 and March 31, 2015, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2016, 2015 and 2014 was $46.9 million, $21.2 million and $13.6 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of March 31, 2016 and March 31, 2015 was $15.6 million and $26.6 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2016 and March 31, 2015 (in millions):

	Year Ended March 31,
	2016	2015
Balance at beginning of period	$21.7	$20.9
Additions based on tax positions related to the current year	0.8	3.2
Additions for tax positions of prior years	1.2	—
Reductions for tax positions of prior years	(0.1)	—
Reductions due to lapse of applicable statute of limitations	(10.3)	(1.7)
Cumulative translation adjustment	(0.1)	(0.7)
Balance at end of period	$13.2	$21.7
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and March 31, 2015, the total amount of unrecognized tax benefits includes $3.8 million and $12.4 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax (benefit) expense during the fiscal years ended March 31, 2016, 2015, and 2014 was $(8.6) million, $0.7 million, and $(0.6) million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. As of the fiscal year ended March 31, 2016, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain of the Company’s Netherlands companies' corporate income tax returns for the tax years ended March 31, 2011, through 2013). In addition, a number of the Company's German subsidiaries are under examination for their German corporate and trade tax returns for the tax years ended March 31, 2011 through 2014. Similarly, a number of the Company’s Italian subsidiaries are under examination with respect to their corporate income tax returns for the tax years ended March 31, 2013 through 2015. During the second quarter of fiscal 2016, the U.S. Internal Revenue Service completed an income tax examination of the Company’s U.S. Consolidated federal income tax return for the tax year ended March 31, 2013. The conclusion of the audit resulted in no changes to previously reported taxable income or income tax for such return. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2013, state and local income tax examinations for years ending prior to fiscal 2012 or significant foreign income tax examinations for years ending prior to fiscal 2011. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to a change in control of the Company) and the tax years ended March 31, 2008, 2009, 2010, 2011 and 2012 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

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

In connection with its sale of the Company, Invensys plc ("Invensys") has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

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

•
Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are numerous individuals who have filed asbestos related claims against Prager; however, these claims are currently on the Texas Multi-district Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Company's acquisition of The Falk Corporation (“Falk”), Hamilton Sundstrand has provided the Company with indemnification against certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2016, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 19,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2016, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed to be approximately $32.0 million of which Zurn expects its insurance carriers to pay approximately $23.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $32.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. The balance decreased by $3.0 million in fiscal 2016. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2016, is approximately $244.9 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $168.9 million of aggregate liabilities.
As of March 31, 2016, the Company had a recorded receivable from its insurance carriers of $32.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $244.9 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $244.9 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
Certain Company subsidiaries, were named as defendants in a number of individual and class action lawsuits in various United States courts claiming damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
In fiscal 2013, the Company reached an agreement in principle to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of such fittings, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement received final court approval in fiscal 2013, and utilizes a seven year claims fund, which is capped at $20.0 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses totaling $8.5 million, which were paid in fiscal 2014.
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

19. Common stock repurchases and public offerings
Issuer Purchases of Equity Securities
In February 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During fiscal 2016, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million. The repurchased shares were canceled by the Company upon receipt. At March 31, 2016, approximately $160.0 million of repurchase authority remained.
Fiscal 2014 Common Stock Offering
In fiscal 2014, the Company closed a public offering of shares of its common stock. As part of that offering, the Company sold 3,000,000 shares of common stock, at a public offering price of $25.75 per share for aggregate offering proceeds of $73.8 million, net of underwriting discounts and commissions and other direct costs of the offering.

20. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop™, Falk®, and Link-Belt®. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, and VAG®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2).

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$572.3	$642.1	$621.1
Maintenance, repair, and operations	528.0	588.1	617.1
Total Process & Motion Control	$1,100.3	$1,230.2	$1,238.2
Water Management:
Water safety, quality, flow control and conservation	534.1	517.1	465.6
Water infrastructure	289.4	302.9	330.5
Total Water Management	823.5	820.0	796.1
Consolidated net sales	$1,923.8	$2,050.2	$2,034.3
Income (loss) from operations
Process & Motion Control	$146.8	$219.6	$237.7
Water Management	72.8	79.0	72.2
Corporate	(45.3)	(94.9)	(37.5)
Consolidated	$174.3	$203.7	$272.4
Non-operating expense:
Interest expense, net	$(91.4)	$(87.9)	$(109.1)
Loss on the extinguishment of debt	—	—	(133.2)
Other income (expense), net	3.1	(7.2)	(15.1)
Income from continuing operations before income taxes	86.0	108.6	15.0
Provision (benefit) provision for income taxes	17.1	16.8	(10.0)
Net income from continuing operations	$68.9	$91.8	$25.0
(Loss) income from discontinued operations, net of tax	(1.4)	(8.0)	4.6
Net income	67.5	83.8	29.6
Non-controlling interest loss	(0.4)	—	(0.6)
Net income attributable to Rexnord	$67.9	$83.8	$30.2
Depreciation and Amortization
Process & Motion Control	$77.3	$74.1	$69.7
Water Management	38.1	38.1	37.2
Consolidated	$115.4	$112.2	$106.9
Capital Expenditures
Process & Motion Control	$43.6	$37.7	$39.4
Water Management	8.5	11.1	12.8
Consolidated	$52.1	$48.8	$52.2

	March 31, 2016	March 31, 2015	March 31, 2014
Total Assets
Process & Motion Control	$2,412.7	$2,419.0	$2,251.4
Water Management	933.2	981.9	1,038.7
Corporate	8.9	8.4	80.7
Consolidated	$3,354.8	$3,409.3	$3,370.8

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014	March 31, 2016	March 31, 2015	March 31, 2014
United States	$1,306.9	$1,380.0	$1,337.2	$276.0	$279.4	$284.6
Europe	370.8	374.0	409.1	80.5	92.1	98.6
Rest of World	246.1	296.2	288.0	40.7	46.1	40.5
	$1,923.8	$2,050.2	$2,034.3	$397.2	$417.6	$423.7
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.
21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$485.1	$485.9	$460.2	$492.6	$1,923.8
Gross profit	169.8	169.3	158.3	167.8	665.2
Net income from continuing operations	21.2	22.6	24.3	0.8	68.9
Loss from discontinued operations, net of tax	—	—	—	(1.4)	(1.4)
Net income (loss)	21.2	22.6	24.3	(0.6)	67.5
Non-controlling interest (loss)	(0.1)	—	(0.1)	(0.2)	(0.4)
Net income (loss) attributable to Rexnord	21.3	22.6	24.4	(0.4)	67.9

Net income per share from continuing operations:
Basic	$0.21	$0.23	$0.24	$0.01	$0.68
Diluted	$0.20	$0.22	$0.24	$0.01	$0.67
(Loss) per share from discontinued operations:
Basic	$—	$—	$—	$(0.01)	$(0.01)
Diluted	—	—	—	$(0.01)	$(0.01)
Net income per share attributable to Rexnord:
Basic	$0.21	$0.23	$0.24	$—	$0.67
Diluted	$0.20	$0.22	$0.24	$—	$0.66

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$503.6	$531.0	$497.1	$518.5	$2,050.2
Gross profit	178.2	197.0	181.5	189.5	746.2
Net income (loss) from continuing operations	11.6	37.8	6.7	35.7	91.8
Income (loss) from discontinued operations, net of tax	0.4	(0.7)	(4.5)	(3.2)	(8.0)
Net income (loss)	12.0	37.1	2.2	32.5	83.8
Non-controlling interest (loss) income	(0.1)	(0.1)	—	0.2	—
Net income (loss) attributable to Rexnord	12.1	37.2	2.2	32.3	83.8
Net income per share from continuing operations:
Basic	$0.11	$0.37	$0.07	$0.35	$0.90
Diluted	$0.11	$0.36	$0.06	$0.34	$0.88
Income (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Diluted	$—	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Net income per share attributable to Rexnord:
Basic	$0.12	$0.37	$0.02	$0.32	$0.82
Diluted	$0.12	$0.36	$0.02	$0.31	$0.80

22. Related Party Transactions
Former Stockholders' Agreements
In connection with Apollo's acquisition of the Company in 2006, the Company entered into two separate stockholders' agreements - one with Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC (together with Rexnord Acquisition Holdings I, LLC, the “Apollo Holders”) and certain other of its stockholders, and the other with the Apollo Holders, George M. Sherman (the Company's former Chairman of the Board of Directors) and entities then-controlled by Mr. Sherman (collectively, the “Stockholders' Agreements”). All terms of the Stockholders' Agreements terminated upon the consummation of the Company's IPO, except for the registration rights provisions described below.
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

Other
Apollo Global Securities, LLC, which was one of the underwriters in one of the fiscal 2015 securities offerings and each of the fiscal 2014 offerings, is an affiliate of Apollo.  Apollo Global Securities, LLC received (on a pro rata basis) discounts and commissions of approximately $0.1 million related to the sale of securities by Rexnord as part of the February 2014 offering.  The underwriters’ discounts and commissions related to the shares sold by Apollo Holders or Mr. Sherman and affiliated entities in the fiscal 2015 and fiscal 2014 offerings were paid by them and not by the Company.

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
Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2017 annual meeting, to be held on or about July 28, 2016 (the "Fiscal 2017 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Corporate Governance - Directors' Compensation" in the Fiscal 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Proposal 2: Approval of the Amendment to, and Restatement of, the Rexnord Corporation Performance Incentive Plan--Equity Compensation Plan Information" in the Fiscal 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Part II, Item 8 hereof are for the years ended March 31, 2016, 2015 and 2014 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2016, 2015 and 2014 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2014:
Valuation allowance for trade and notes receivable	$7.7	$1.0	$0.2	$(0.1)	$(2.4)	$6.4
Valuation allowance for excess and obsolete inventory	30.5	3.8	4.1	0.2	(4.8)	33.8
Valuation allowance for income taxes	73.1	3.9	—	—	(22.6)	54.4
Fiscal Year 2015:
Valuation allowance for trade and notes receivable	$6.4	$10.7	$0.6	$(0.4)	$(0.5)	$16.8
Valuation allowance for excess and obsolete inventory	33.8	5.2	0.8	(0.6)	(3.5)	35.7
Valuation allowance for income taxes	54.4	2.0	—	—	(31.4)	25.0
Fiscal Year 2016:
Valuation allowance for trade and notes receivable	$16.8	$(6.8)	$—	$(0.1)	$(1.0)	$8.9
Valuation allowance for excess and obsolete inventory	35.7	9.5	—	(0.3)	(7.3)	37.6
Valuation allowance for income taxes	25.0	4.2	—	—	(2.0)	27.2

(1)	Uncollectible amounts, dispositions charged against the accrual and utilization of net operating losses.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.
See Exhibit Index included after the signature page to this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

3.2	Amended and Restated By-Laws as adopted on July 14, 2014	Exhibit 3.1 to the Company's Form 8-K dated July 14, 2014

10.1(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan (revised as of July 29, 2010)*	Exhibit 10.1 to the Form 10-Q for the quarter ended October 2, 2010 filed by RBS Global, Inc./Rexnord LLC

10.3(a)	The Company's 2012 Performance Incentive Plan (the “Performance Incentive Plan”)*	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504 (the “2012 S-1”)

10.3(c)	Form of Option Agreement under the Performance Incentive Plan*	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(d)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan*	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(e)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan*	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(f)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan		X

10.3(g)	Form of Restricted Stock Unit Agreement for Directors under the Performance Incentive Plan (used for fiscal 2016 grants; superseded)*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.4 (a)	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2012 (“9/29/12 10-Q”)

10.4(b)	First Amendment, dated August 6, 2015, to Employment Agreement between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2015

10.5	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Mark W. Peterson*	Exhibit 10.2 to the 9/29/12 10-Q

10.6	Form of Retention Bonus and Change in Control Severance Agreement with certain Water Management officers and key employees (including Craig Wehr)*		X

10.7	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015

10.8(a)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of December 2015*	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015

10.8(b)	Scheduled of Compensation for outside members of the board, effective May 2015* (superseded)	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.8(c)	Schedule of Compensation for outside members of the board, effective for fiscal 2013* (superseded)	Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2012 (“2012 10-K”)

10.9	Form of Indemnification Agreement	Exhibit 10.31 to the 2012 S-1

10.10
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

10.12
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on March 16, 2012

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

10.1(c)
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

10.12(d)
Omnibus Amendment, dated as of December 30, 2015, to the Receivables Sale and Servicing Agreement, dated September 26, 2007, and to the Amended and Restated Receivables Funding and Administration Agreement, dated May 20, 2011, by and among Rexnord Funding LLC., as an Originator, as the buyer and as the borrower, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, Rodney Hunt - Fontaine Inc., as an originator, GA Industries, LLC, as an originator, Rexnord Industries, LLC, as the servicer, General Electric Company as successor by merger to General Electric Capital Corporation, as administrative agent, and the swing line lender and the lenders signatory thereto
Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2015

10.13(a)
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation
Exhibit 10.1 to the 5/23/11 8-K

10.13(b)	See Exhibit 10.12(d) above	See Exhibit 10.12(d) above

10.14
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

10.15
Underwriting Agreement, dated as of August 11, 2014, by and among Rexnord Corporation, Rexnord Acquisition Holdings I, LLC and Rexnord Acquisition Holdings II, LLC, as the selling stockholders, and Deutsche Bank Securities Inc.
Exhibit 1.1 to the Company's Form 8-K dated August 11, 2014

10.16
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

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 18, 2016
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

/s/ Todd A. Adams	President, Chief Executive Officer	May 18, 2016
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 18, 2016
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Paul W. Jones	Director	May 18, 2016
Paul W. Jones

/s/ Mark S. Bartlett	Director	May 18, 2016
Mark S. Bartlett

/s/ Thomas D. Christopoul	Director	May 18, 2016
Thomas D. Christopoul

/s/ Theodore D. Crandall	Director	May 18, 2016
Theodore D. Crandall

/s/ George C. Moore	Director	May 18, 2016
George C. Moore

/s/ David C. Longren	Director	May 18, 2016
David C. Longren

/s/ John M. Stropki	Director	May 18, 2016
John M. Stropki

/s/ John S. Stroup	Director	May 18, 2016
John S. Stroup

/s/ Robin A. Walker-Lee	Director	May 18, 2016
Robin A. Walker-Lee