Form 10-Q
period 2016-09-30
Rexnord Corp
filed 2016-11-03
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Rexnord Corporation Common Stock, $0.01 par value per share	102,761,239 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2017, or fiscal 2017, means the period from April 1, 2016 to March 31, 2017, and the second quarter of fiscal 2017 and 2016 mean the fiscal quarters ended September 30, 2016 and September 30, 2015, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$208.5	$484.6
Receivables, net	307.0	317.6
Inventories, net	355.0	327.2
Income tax receivable	17.3	1.8
Other current assets	45.0	44.9
Total current assets	932.8	1,176.1
Property, plant and equipment, net	420.7	397.2
Intangible assets, net	576.6	520.9
Goodwill	1,319.5	1,193.8
Insurance for asbestos claims	32.0	32.0
Other assets	36.4	34.8
Total assets	$3,318.0	$3,354.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.7	$20.2
Trade payables	189.2	200.8
Compensation and benefits	51.3	54.0
Current portion of pension and postretirement benefit obligations	5.0	5.0
Other current liabilities	124.7	124.4
Total current liabilities	370.9	404.4

Long-term debt	1,822.0	1,899.9
Pension and postretirement benefit obligations	192.2	195.5
Deferred income taxes	205.3	186.0
Reserve for asbestos claims	32.0	32.0
Other liabilities	50.2	49.0
Total liabilities	2,672.6	2,766.8

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 102,754,116 at September 30, 2016 and 101,435,762 at March 31, 2016	1.0	1.0
Additional paid-in capital	867.7	856.2
Retained deficit	(86.1)	(129.6)
Accumulated other comprehensive loss	(137.2)	(139.0)
Total Rexnord stockholders' equity	645.4	588.6
Non-controlling interest	—	(0.6)
Total stockholders' equity	645.4	588.0
Total liabilities and stockholders' equity	$3,318.0	$3,354.8
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$491.0	$485.9	$962.8	$971.0
Cost of sales	317.0	316.6	623.4	631.9
Gross profit	174.0	169.3	339.4	339.1
Selling, general and administrative expenses	106.6	96.9	213.2	197.3
Restructuring and other similar charges	4.4	2.7	10.0	4.6
Amortization of intangible assets	10.5	14.2	25.1	28.5
Income from operations	52.5	55.5	91.1	108.7
Non-operating expense:
Interest expense, net	(22.8)	(21.9)	(46.5)	(43.5)
Other expense, net	(0.7)	(1.0)	(2.6)	(1.4)
Income before income taxes	29.0	32.6	42.0	63.8
Provision (benefit) for income taxes	4.4	10.0	(1.5)	20.0
Net income	24.6	22.6	43.5	43.8
Non-controlling interest loss	—	—	—	(0.1)
Net income attributable to Rexnord	$24.6	$22.6	$43.5	$43.9

Net income per share:
Basic	$0.24	$0.23	$0.43	$0.43
Diluted	$0.24	$0.22	$0.42	$0.42
Net income per share attributable to Rexnord:
Basic	$0.24	$0.23	$0.43	$0.44
Diluted	$0.24	$0.22	$0.42	$0.42
Weighted-average number of shares outstanding (in thousands):
Basic	102,728	100,353	102,207	100,878
Effect of dilutive equity awards	1,880	2,527	2,222	2,807
Diluted	104,608	102,880	104,429	103,685

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to Rexnord	$24.6	$22.6	$43.5	$43.9
Other comprehensive income (loss):
Foreign currency translation adjustments	4.9	(16.2)	0.1	(11.8)
Unrealized income (loss) on interest rate derivatives, net of tax	2.0	(4.2)	2.3	(4.2)
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	(0.3)	(0.6)	(0.6)
Other comprehensive income (loss), net of tax	6.6	(20.7)	1.8	(16.6)
Non-controlling interest loss	—	—	—	(0.1)
Total comprehensive income	$31.2	$1.9	$45.3	$27.2

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 30, 2016	September 30, 2015
Operating activities
Net income	$43.5	$43.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28.2	28.1
Amortization of intangible assets	25.1	28.5
Amortization of deferred financing costs	1.2	1.0
Gain on dispositions of long-lived assets	0.2	(0.4)
Deferred income taxes	(13.5)	(1.2)
Other non-cash charges	0.2	3.4
Stock-based compensation expense	6.0	3.8
Changes in operating assets and liabilities:
Receivables	12.4	11.9
Inventories	(16.3)	(3.9)
Other assets	(10.4)	5.7
Accounts payable	(16.1)	(44.1)
Accruals and other	(1.5)	(9.6)
Cash provided by operating activities	59.0	67.0

Investing activities
Expenditures for property, plant and equipment	(28.9)	(16.7)
Acquisitions, net of cash acquired	(213.7)	1.1
Proceeds from dispositions of long-lived assets	1.9	4.0
Cash used for investing activities	(240.7)	(11.6)

Financing activities
Repayments of long-term debt	(80.4)	(9.8)
Proceeds from borrowings of debt	—	0.9
Repayments of short-term debt	(19.5)	(0.7)
Proceeds from exercise of stock options	6.4	—
Deferred acquisition payment	(0.3)	—
Repurchase of Company common stock	—	(40.0)
Excess tax benefit on exercise of stock options	—	1.0
Cash used for financing activities	(93.8)	(48.6)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.4)
Decrease in cash and cash equivalents	(276.1)	4.4
Cash and cash equivalents at beginning of period	484.6	370.3
Cash and cash equivalents at end of period	$208.5	$374.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this standard in the first quarter of fiscal 2017. The impact of the adoption of this standard resulted in the following:

•
The Company recorded a benefit of $0.1 million and $4.7 million within income tax expense for the three and six months ended September 30, 2016, respectively, related to the net excess tax benefit on stock options, restricted stock and performance stock units. Prior to adoption, this amount would have been recorded as a reduction of additional paid-in capital. This change may create volatility in the Company's effective tax rate.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the condensed consolidated statements of cash flows. The Company elected to apply this change prospectively and thus prior periods have not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and six months ended September 30, 2016. This increased the diluted weighted average common shares outstanding by approximately 0.4 million and 0.5 million shares, respectively.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective for the Company's fiscal

2020 and interim periods included therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements upon adoption.
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

2. Acquisitions
On June 1, 2016, the Company acquired Cambridge International Holdings Corp. ("Cambridge") for a cash purchase price of $213.4 million. The purchase price consisted of an enterprise value of $210.0 million, excluding transaction costs and net of cash acquired, plus additional consideration of $3.4 million related to the acquisition of certain tax benefits and real property classified as held for sale at the acquisition date. During the second quarter of fiscal 2017, the Company received a cash payment of $0.7 million from the sellers in connection with finalizing the acquisition date trade working capital, which is reflected in the additional consideration above. Cambridge, with operations in Cambridge, Maryland and Matamoros, Mexico, is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. The acquisition of Cambridge expanded the Company's presence in consumer-driven end markets in the Process & Motion Control platform.
The Company's results of operations include the acquired operations subsequent to June 1, 2016. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisition have not been presented because they are not material to the Company's condensed consolidated statements of operations and financial position.
The acquisition of Cambridge was accounted for as a business combination and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During the three months ended September 30, 2016, the Company adjusted the purchase price allocation by increasing goodwill by $2.0 million in connection with the establishment of income tax positions and the refinement of the fair value assigned to acquired intangible assets within the opening balance sheet, partially offset by the working capital true-up. After incorporating the changes described above, the purchase price allocation resulted in non-tax deductible goodwill of $128.3 million, other intangible assets of $80.7 million and other net assets of $4.4 million. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one year period following the acquisition date.
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

3. Restructuring and Other Similar Charges
During the three and six months ended September 30, 2016, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and six months ended September 30, 2016 and September 30, 2015 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended September 30, 2016
	Process & Motion Control	Water Management	Consolidated
Severance costs	$2.1	$1.2	$3.3
Lease termination and other costs (1)	1.5	(0.4)	1.1
Total restructuring and other similar costs	$3.6	$0.8	$4.4

	Restructuring and Other Similar Charges Six Months Ended September 30, 2016
	Process & Motion Control	Water Management	Consolidated
Severance costs	$4.5	$3.7	$8.2
Lease termination and other costs (1)	1.5	0.3	1.8
Total restructuring and other similar costs	$6.0	$4.0	$10.0

	Restructuring and Other Similar Charges Three Months Ended September 30, 2015
	Process & Motion Control	Water Management	Consolidated
Severance costs	$1.7	$0.5	$2.2
Lease termination and other costs	0.2	0.3	0.5
Total restructuring and other similar costs	$1.9	$0.8	$2.7

	Restructuring and Other Similar Charges Six Months Ended September 30, 2015
	Process & Motion Control	Water Management	Consolidated
Severance costs	$2.8	$1.0	$3.8
Lease termination and other costs	0.4	0.4	0.8
Total restructuring and other similar costs	$3.2	$1.4	$4.6
____________________

(1)
During the second quarter of fiscal 2017, the Company received a $1.0 million cash payment in connection with the execution of an agreement to sell certain Rodney Hunt® Fontaine® ("RHF") related intellectual property, which was fully impaired during fiscal 2016 when the Company announced its decision to exit this product line. The gain on the disposition of this intellectual property was recorded as a reduction of restructuring and other similar charges in the second quarter of fiscal 2017 within the Water Management operating segment.

During fiscal 2016, the Company decided to exit product lines sold under the RHF tradename. The Company evaluated the requirements for held-for-sale and discontinued operations presentation in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature of held for sale or discontinued operations. Pre-tax loss from operations associated with this non-strategic RHF product line were as follows in the the three and six months ended September 30, 2016 and September 30, 2015 (in millions):

Pre-tax Loss
Three Months Ended
September 30, 2016	September 30, 2015	Description
$(2.2)	$(5.2)	Includes restructuring and other similar charges of $0.3 million and $0.4 for the three months ended September 30, 2016 and September 30, 2015, respectively

Six Months Ended
September 30, 2016	September 30, 2015
$(6.7)	$(7.6)	Includes restructuring and other similar charges of $1.9 million and $0.6 million for the six months ended September 30, 2016 and September 30, 2015, respectively

The following table summarizes the activity in the Company's restructuring accrual for the six months ended September 30, 2016 (in millions):

	Severance Costs	Lease Termination and Other Costs	Total
Restructuring accrual, March 31, 2016 (1)	$10.5	$0.3	$10.8
Charges	8.2	1.8	10.0
Cash payments (2)	(10.1)	(2.0)	(12.1)
Restructuring accrual, September 30, 2016 (1)	$8.6	$0.1	$8.7
____________________

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

(2)	Includes the $1.0 million cash payment received in conjunction with the aforementioned disposition of RHF-related intellectual property.

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
The income tax provision was $4.4 million in the second quarter of fiscal 2017 compared to an income tax provision of $10.0 million in the second quarter of fiscal 2016. The effective income tax rate for the second quarter of fiscal 2017 was 15.2% versus 30.7% in the second quarter of fiscal 2016. The effective income tax rate for the second quarter of fiscal 2017 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of certain foreign branch related losses for U.S. income tax purposes. The effective income tax rate for the second quarter of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch related losses for U.S. income tax purposes, as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

The income tax benefit recorded in the first six months of fiscal 2017 was $1.5 million compared to an income tax provision of $20.0 million in the first six months of fiscal 2016. The effective income tax rate for the first six months of fiscal 2017 was(3.6)% versus 31.3% in the first six months of fiscal 2016. The income tax benefit recognized on income from operations before income taxes for the first six months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, see Recent Accounting Pronouncements), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits. The effective income tax rate for the first six months of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch related losses for U.S. income tax purposes, as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
At September 30, 2016, the Company had an $18.7 million liability for unrecognized net income tax benefits. At March 31, 2016, the Company’s total liability for unrecognized net income tax benefits was $15.6 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2016 and March 31, 2016, the total amount of gross, unrecognized income tax benefits included $4.5 million and $3.8 million of accrued interest and penalties, respectively. The Company recognized $0.3 million and $0.2 million of net interest and penalties as income tax expense during the six months ended September 30, 2016 and September 30, 2015, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain of the Company’s Netherlands companies corporate income tax returns for the tax years ended March 31, 2011 through 2013). In addition, a number of the Company's German subsidiaries are currently under examination for their German corporate and trade tax returns for the tax years ended March 31, 2011 through 2014. Similarly, a number of the Company’s Italian subsidiaries are under examination with respect to their corporate income tax returns for the tax years ended March 31, 2014 through 2016. During the second quarter of fiscal 2016, the U.S. Internal Revenue Service completed an income tax examination of the Company’s U.S. Consolidated federal income tax return for the tax year ended March 31, 2013. The conclusion of the audit resulted in no changes to previously reported taxable income or income tax for such return. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2013, state and local income tax examinations for years ending prior to fiscal 2012 or significant foreign income tax examinations for years ending prior to fiscal 2011. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008, 2009, 2010, 2011 and 2012 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

5. Earnings per Share

Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding equity awards to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the three and six months ended September 30, 2016 excludes equity awards to acquire 5,175,945 and 5,182,765 shares, respectively, due to their anti-dilutive effect. The computation for diluted net income per share for the three and six months ended September 30, 2015 excludes equity awards to acquire 3,001,632 and 2,066,959, respectively, due to their anti-dilutive effect.

6. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest (1)	Total Stockholders’ Equity
Balance at March 31, 2016	$1.0	$856.2	$(129.6)	$(139.0)	$(0.6)	$588.0
Total comprehensive income (loss)	—	—	43.5	1.8	—	45.3
Acquisition of non-controlling interest	—	(0.9)	—	—	0.6	(0.3)
Stock-based compensation expense	—	6.0	—	—	—	6.0
Exercise of stock options, net of shares surrendered	—	6.4	—	—	—	6.4
Balance at September 30, 2016	$1.0	$867.7	$(86.1)	$(137.2)	$—	$645.4
____________________
(1) Represented a 49% non-controlling interest in a Water Management joint venture. During the first quarter of fiscal 2017, the Company acquired the remaining non-controlling interest for a cash purchase price of $0.3 million. See Note 2 for additional information.

Stock Repurchase Program
During the first quarter of fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. A total of approximately $160.0 million remained of the existing repurchase authority at September 30, 2016. No shares were repurchased during the the three and six months ended September 30, 2016.

7. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2016 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2016	$(16.9)	$(86.5)	$(35.6)	$(139.0)
Other comprehensive loss before reclassifications	(0.9)	0.1	—	(0.8)
Amounts reclassified from accumulated other comprehensive loss	3.2	—	(0.6)	2.6
Net current period other comprehensive income (loss)	2.3	0.1	(0.6)	1.8
Balance at September 30, 2016	$(14.6)	$(86.4)	$(36.2)	$(137.2)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended September 30, 2016 and September 30, 2015 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.4)	$(0.5)	$(0.9)	$(1.0)	Selling, general and administrative expenses
Provision for income taxes	0.1	0.2	0.3	0.4
Total net of tax	$(0.3)	$(0.3)	$(0.6)	$(0.6)

Interest rate derivatives
Net realized losses on interest rate hedges	$2.6	$—	$5.2	$—	Interest expense, net
Benefit for income taxes	(1.0)	—	(2.0)	—
Total net of tax	$1.6	$—	$3.2	$—

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 30, 2016	March 31, 2016
Finished goods	$164.5	$148.4
Work in progress	52.0	55.3
Purchased components	79.0	67.6
Raw materials	52.8	49.3
Inventories at First-in, First-Out ("FIFO") cost	348.3	320.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	6.7	6.6
	$355.0	$327.2

9. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the six months ended September 30, 2016 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2016	$942.4	$190.7	$9.1	$79.0	$1.9	$280.7
Acquisitions (1)	126.3	—	17.3	58.1	5.8	81.2
Purchase price allocation adjustments	2.0	—	(0.4)	0.2	(0.3)	(0.5)
Amortization	—	—	(1.2)	(12.7)	(0.6)	(14.5)
Currency translation and other adjustments	(2.6)	(0.1)	0.1	(0.3)	0.1	(0.2)
Net carrying amount as of September 30, 2016	$1,068.1	$190.6	$24.9	$124.3	$6.9	$346.7
Water Management
Net carrying amount as of March 31, 2016	$251.4	$125.0	$0.6	$109.8	$4.8	$240.2
Amortization	—	—	(0.1)	(9.4)	(1.1)	(10.6)
Currency translation and other adjustments	—	0.2	0.1	—	—	0.3
Net carrying amount as of September 30, 2016	$251.4	$125.2	$0.6	$100.4	$3.7	$229.9
Consolidated
Net carrying amount as of March 31, 2016	$1,193.8	$315.7	$9.7	$188.8	$6.7	$520.9
Acquisitions (1)	126.3	—	17.3	58.1	5.8	81.2
Purchase price allocation adjustments	2.0	—	(0.4)	0.2	(0.3)	(0.5)
Amortization	—	—	(1.3)	(22.1)	(1.7)	(25.1)
Currency translation and other adjustments	(2.6)	0.1	0.2	(0.3)	0.1	0.1
Net carrying amount as of September 30, 2016	$1,319.5	$315.8	$25.5	$224.7	$10.6	$576.6
____________________
(1) Refer to Note 2 for additional information regarding acquisitions. Patents, tradenames, and customer relationships acquired during fiscal 2017 were assigned a useful life of 10 years, 15 years, and 16 years, respectively.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2016 and March 31, 2016 are as follows (in millions):

		September 30, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.0	$(36.4)	$10.6
Customer relationships (including distribution network)	13 years	686.5	(461.8)	224.7
Tradenames	12 years	29.6	(4.1)	25.5
Intangible assets not subject to amortization - tradenames		315.8	—	315.8
		$1,078.9	$(502.3)	$576.6

		March 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$41.3	$(34.6)	$6.7
Customer relationships (including distribution network)	13 years	628.4	(439.6)	188.8
Tradenames	8 years	12.7	(3.0)	9.7
Intangible assets not subject to amortization - tradenames		315.7	—	315.7
		$998.1	$(477.2)	$520.9

Intangible asset amortization expense totaled $10.5 million and $25.1 million for the three and six months ended September 30, 2016. Intangible asset amortization expense totaled $14.2 million and $28.5 million for the three and six months ended September 30, 2015.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $43.0 million in fiscal year 2017 (inclusive of $25.1 million of amortization expense recognized in the six months ended September 30, 2016), $32.2 million in fiscal year 2018, $32.0 million in fiscal year 2019, $31.8 million in fiscal year 2020 and $30.4 million in fiscal year 2021.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 30, 2016	March 31, 2016
Customer advances	$8.2	$8.3
Sales rebates	25.8	28.2
Commissions	6.6	7.9
Restructuring and other similar charges (1)	8.7	10.8
Product warranty (2)	6.8	6.8
Risk management (3)	10.1	9.9
Legal and environmental	4.5	4.6
Taxes, other than income taxes	9.4	6.6
Income tax payable	14.6	15.0
Interest payable	5.8	5.6
Other	24.2	20.7
	$124.7	$124.4
____________________

(1)	See more information related to the restructuring obligations within Note 3 Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 14 Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2016	March 31, 2016
Term loan (1)	$1,783.6	$1,881.0
New Market Tax Credit (2)	36.8	36.8
Other (3)	2.3	2.3
Total	1,822.7	1,920.1
Less current maturities	0.7	20.2
Long-term debt	$1,822.0	$1,899.9
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $17.8 million and $20.2 million at September 30, 2016 and March 31, 2016, respectively.

(2)
Includes unamortized debt issuance costs of $0.5 million and $0.6 million as of September 30, 2016 and March 31, 2016, respectively. In connection with the New Market Tax Credit incentive program, the Company also invested an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016.

(3)	Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries and capital lease obligations.
Senior Secured Credit Facility
The Company’s Third Amended and Restated First Lien Credit Agreement (the "Credit Agreement”) includes senior secured credit facilities funded by a syndicate of banks and other financial institutions and provide for (i) a $1,950.0 million term loan facility (“Term Loan”); and (ii) a $265.0 million revolving credit facility. At September 30, 2016, the borrowings under the Credit Agreement had an effective and average interest rate of 4.00%, determined as the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 3.00%. No amounts were borrowed under the revolving credit facility at September 30, 2016 or March 31, 2016; however, $19.5 million and $21.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at September 30, 2016 and March 31, 2016, respectively.
During the first quarter of fiscal 2017, in addition to the normal quarterly principle payment, the Company made a voluntary prepayment on its Term Loan of $95.0 million, which settled all future quarterly principal repayments until the maturity of the Credit Agreement on August 21, 2020, although future voluntary principal repayments are permitted.
As of September 30, 2016, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted first lien leverage ratio (the Company's sole financial maintenance covenant under its revolver) of 7.75 to 1.0. The Company's first lien leverage ratio was 4.3 to 1.0 as of September 30, 2016.
On November 2, 2016, the Company entered into an Incremental Assumption Agreement (the “Incremental Assumption Agreement”) with Credit Suisse AG, as administrative agent, and with the other lenders party thereto relating to the Third Amended and Restated First Lien Credit Agreement ("Existing Agreement"). The Incremental Assumption Agreement (i) reduces the applicable margin on both alternate base rate and LIBOR loans by 1.0%, (ii) extends the revolving facility maturity date to March 15, 2019, (iii) modifies the financial covenant of the Existing Agreement by eliminating the springing nature of the covenant, and substituting a Total Net Leverage Ratio of 6.75 to 1.0 for the current Net First Lien Leverage Ratio of 7.75 to 1.0, and (iv) reduces the letter of credit availability from $80 million to $60 million (without reducing the overall availability under the Existing Agreement). The Company incurred approximately $2.0 million of transaction related costs in connection with the amendment, which will be recognized as interest expense over the remaining tenure of the amended facility.

Accounts Receivable Securitization Program
The Company maintains an accounts receivable securitization facility (the “Securitization”) with Wells Fargo Bank, N.A. Pursuant to the Securitization, Rexnord Funding (a wholly owned bankruptcy-remote special purpose subsidiary) has granted the lender under the Securitization a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings will be used by Rexnord Funding to finance purchases of accounts receivable. The Securitization constitutes a “Permitted Receivables Financing” under Article 1 and Article 6 of the Credit Agreement. Any borrowings under the Securitization are accounted for as secured borrowings on the Company's condensed consolidated balance sheet.

At September 30, 2016, the Company's available borrowing capacity under the Securitization was $100.0 million, based on the then-current accounts receivables balance. As of September 30, 2016, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
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

In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has hedged approximately 78% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 3%.

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

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	September 30, 2016	March 31, 2016	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$—	$0.3	Other assets
	Liability Derivatives
Interest rate swaps	$18.0	$21.8	Other liabilities

Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	September 30, 2016	March 31, 2016	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.1	$—	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$0.3	$0.9	Other current liabilities

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
	September 30, 2016	March 31, 2016
Interest rate swaps	$11.2	$13.5
Interest rate caps	$3.4	$3.4

		Amount recognized as income
Derivative instruments not designated as hedging instruments under ASC 815 (in millions)	Condensed Consolidated Statements of Operations Classification	Second Quarter Ended		Six Months Ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Foreign currency forward contracts	Other expense, net	$0.2	$0.6	$0.5	$0.7

As of September 30, 2016, there was no ineffectiveness on the Company's designated hedging instruments. The Company expects to reclassify approximately $11.6 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of September 30, 2016 and March 31, 2016 (in millions):

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities:
Interest rate swaps	$—	$18.0	$—	$18.0
Foreign currency forward contracts	—	0.3	—	0.3
Total liabilities at fair value	$—	$18.3	$—	$18.3

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3

Liabilities:
Interest rate swaps	$—	$21.8	$—	$21.8
Foreign currency forward contracts	—	0.9	—	0.9
Total liabilities at fair value	$—	$22.7	$—	$22.7

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2016 and March 31, 2016 due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2016 and March 31, 2016 was approximately $1,842.8 million and $1,913.2 million, respectively. The fair value is based on quoted market prices for the same issues.
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
During fiscal 2016, the Company recorded an impairment loss and placed certain property, plant and equipment associated with the Company's supply chain optimization and footprint optimization actions at net realizable value. Net realizable value of these assets was determined using independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. As of September 30, 2016 and March 31, 2016, these assets have a net realizable value of $4.9 million and $5.3 million, respectively. During the second quarter of fiscal 2017, the Company executed two separate agreements to sell approximately $1.7 million of these assets upon completion of the remaining backlog associated with the Rodney Hunt® Fontaine® flow control gate product line.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	September 30, 2016	September 30, 2015
Balance at beginning of period	$6.8	$6.8
Acquired obligations	0.4	—
Charged to operations	2.0	2.1
Claims settled	(2.4)	(1.7)
Balance at end of period	$6.8	$7.2
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2016, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 18,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of September 30, 2016, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed to be approximately $32.0 million of which Zurn expects its insurance carriers to pay approximately $23.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $32.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2016, is approximately $244.1 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $168.1 million of aggregate liabilities.
As of September 30, 2016, the Company had a recorded receivable from its insurance carriers of $32.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $244.1 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $244.1 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
Certain Company subsidiaries were named as defendants in a number of individual and class action lawsuits in various United States courts claiming damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures.
In fiscal 2013, the Company reached a court-approved agreement to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of such fittings, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement utilizes a seven year claims fund, which is capped at $20.0 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses.
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

15. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Pension Benefits:
Service cost	$0.4	$0.6	$0.9	$1.2
Interest cost	6.3	6.4	12.6	12.8
Expected return on plan assets	(6.5)	(7.2)	(13.2)	(14.4)
Amortization of:
Prior service cost	0.1	—	0.1	—
Net periodic benefit cost (credit)	$0.3	$(0.2)	$0.4	$(0.4)
Other Postretirement Benefits:
Interest cost	$0.3	$0.3	$0.6	$0.6
Amortization:
Prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic benefit credit	$(0.2)	$(0.2)	$(0.4)	$(0.4)

During the first six months of fiscal 2017 and 2016, the Company made contributions of $4.6 million and $4.7 million, respectively, to its U.S. qualified pension plan trusts.

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

16. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan (the "Plan"), which was amended and restated effective May 18, 2016 following stockholder approval at the fiscal 2017 annual meeting of stockholders, is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards, as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the estimated grant-date fair value of the equity instruments issued and is recognized over the requisite service period of the equity instrument, which generally coincides with the vesting period of the award. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2016 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
For the three and six months ended September 30, 2016 the Company recognized $3.7 million and $6.0 million, respectively, of stock-based compensation expense. For the three and six months ended September 30, 2015 the Company recognized $1.9 million and $3.8 million, respectively, of stock-based compensation expense. As of September 30, 2016, there was $33.0 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options
During the six months ended September 30, 2016, the Company granted 2,591,028 stock options, which vest over a weighted-average term of three years, to certain of the Company's officers and employees. The fair value of each option granted under the Plan during the six months ended September 30, 2016 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Six Months Ended September 30, 2016
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
A summary of stock option activity during the first six months of fiscal 2017 and 2016 is as follows:

	Six Months Ended
	September 30, 2016		September 30, 2015
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	7,854,685	$15.10	8,588,518	$13.04
Granted	2,591,028	19.72	873,595	25.77
Exercised	(1,284,775)	5.06	(173,484)	7.16
Canceled/Forfeited	(338,233)	23.70	(230,301)	22.57
Outstanding at end of period (1)	8,822,705	$17.58	9,058,328	$14.16
Exercisable at end of period (2)	3,950,120	$13.00	5,694,839	$8.48
______________________

(1)	The weighted average remaining contractual life of options outstanding at September 30, 2016 is 6.5 years.

(2)	The weighted average remaining contractual life of options exercisable at September 30, 2016 is 4.1 years.

Restricted Stock Units
During the six months ended September 30, 2016 and 2015, the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. RSUs granted during the six months ended September 30, 2016 and 2015 vest ratably over three years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the six months ended September 30, 2016 and 2015 is as follows:

	Six Months Ended
	September 30, 2016		September 30, 2015
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	125,307	$24.67	53,813	$29.06
Granted	168,695	19.78	69,815	25.77
Vested	(33,579)	25.96	(10,728)	29.31
Canceled/Forfeited	(21,026)	22.11	(5,019)	28.13
Nonvested RSUs at end of period	239,397	$21.26	107,881	$26.99

Performance Stock Units
During the six months ended September 30, 2016 and 2015, the Company granted performance stock units (“PSUs”) to certain of its officers and employees. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based in part on the Company’s performance relative to pre-defined goals for absolute free cash flow conversion and in part on relative total shareholder return (“TSR”) as compared to companies in the S&P 1500 Industrial Index. The number of PSUs earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Rexnord common stock. A summary of PSU activity during the six months ended September 30, 2016 and 2015 is as follows:

	Six Months Ended
	September 30, 2016		September 30, 2015
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	49,136	$28.57	—	$—
Granted	219,266	23.95	50,711	28.57
Vested	—	—	—	—
Canceled/Forfeited	(4,200)	28.57	—	—
Nonvested PSUs at end of period	264,202	$24.74	50,711	$28.57
The fair value of the portion of PSUs with vesting based on absolute free cash flow conversion is determined based on the Company's closing stock price on the date of grant. The fair value of the portion PSUs with vesting based on TSR is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the six months ended September 30, 2016:

Six Months Ended September 30, 2016
Expected volatility factor	30%
Weighted-average risk-free interest rate	0.86%
Expected dividend rate	0.0%
PSU fair value per share	$27.67

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

Business Segment Information:
(in Millions)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$155.5	$144.2	$293.0	$296.5
Maintenance, repair, and operations	131.4	124.6	257.6	243.9
Total Process & Motion Control	286.9	268.8	550.6	540.4
Water Management:
Water safety, quality, flow control and conservation	142.3	142.6	282.4	279.1
Water infrastructure	61.8	74.5	129.8	151.5
Total Water Management	204.1	217.1	412.2	430.6
Consolidated net sales	$491.0	$485.9	$962.8	$971.0
Income (loss) from operations
Process & Motion Control	$37.1	$33.9	$62.7	$69.5
Water Management	26.0	28.6	48.7	56.0
Corporate	(10.6)	(7.0)	(20.3)	(16.8)
Consolidated income from operations	$52.5	$55.5	$91.1	$108.7
Non-operating expense:
Interest expense, net	$(22.8)	$(21.9)	$(46.5)	$(43.5)
Other expense, net	(0.7)	(1.0)	(2.6)	(1.4)
Income before income taxes	29.0	32.6	42.0	63.8
Provision (benefit) for income taxes	4.4	10.0	(1.5)	20.0
Net income	24.6	22.6	43.5	43.8
Non-controlling interest loss	—	—	—	(0.1)
Net income attributable to Rexnord	$24.6	$22.6	$43.5	$43.9
Depreciation and amortization
Process & Motion Control	$15.5	$19.0	$34.8	$38.2
Water Management	8.8	9.4	18.5	18.4
Consolidated	$24.3	$28.4	$53.3	$56.6
Capital expenditures
Process & Motion Control	$12.8	$7.0	$20.9	$13.3
Water Management	4.1	2.0	8.0	3.4
Consolidated	$16.9	$9.0	$28.9	$16.7

	September 30, 2016	March 31, 2016
Total assets
Process & Motion Control	$2,365.6	$2,412.7
Water Management	951.2	933.2
Corporate	1.2	8.9
Consolidated	$3,318.0	$3,354.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2016 and during the period from April 1, 2016 through September 30, 2016, there has been no material change to this information.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to early adopt this standard in the first quarter of fiscal 2017. The impact of adopting this standard resulted in the following:

•
We recorded a tax benefit of $0.1 million and $4.7 million within income tax expense for the three and six months ended September 30, 2016, respectively, related to the net excess tax benefit on stock options, restricted stock and performance stock units. Prior to adoption, this amount would have been recorded as a reduction of additional paid-in capital. This change may create volatility in our effective tax rate.

•
We no longer reclassify the excess tax benefit from operating activities to financing activities in the condensed consolidated statements of cash flows. We elected to apply this change prospectively and thus prior periods have not been adjusted.

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended September 30, 2016. This increased the diluted weighted average common shares outstanding by approximately 0.4 million and 0.5 million shares, respectively.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in the amount that reflects the consideration we expect to be entitled to in exchange for the transfer of promised goods or services to customers. ASU 2014-09 will be effective in the first quarter of fiscal 2019 and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the method of adoption and the potential impact adoption will have on our condensed consolidated financial statements.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 1, 2016 through September 30, 2016 as the “second quarter of fiscal 2017” or the “second quarter ended September 30, 2016.” Similarly, we refer to the period from July 1, 2015 through September 30, 2015 as the “second quarter of fiscal 2016” or the “second quarter ended September 30, 2015.”

Acquisition
On June 1, 2016, we acquired Cambridge International Holdings Corp. ("Cambridge") for a cash purchase price of $213.4 million. The purchase price consists of an enterprise value of $210.0 million, excluding transaction costs and net of cash acquired, plus additional consideration of $3.4 million related to the acquisition of certain tax benefits and real property classified as held for sale at the acquisition date. Cambridge, with operations in Cambridge, Maryland and Matamoros, Mexico, is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. The acquisition of Cambridge expanded our presence in consumer-driven end markets in the Process & Motion Control platform.
Restructuring
During fiscal 2017, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three and six months ended September 30, 2016, restructuring charges totaled $4.4 million and $10.0 million, respectively. For the three and six months ended September 30, 2015, restructuring charges totaled $2.7 million and $4.6 million, respectively. Refer to Note 3 Restructuring and Other Similar Charges for further information.
Product Line Divestiture
During fiscal 2016, we decided to exit the non-strategic Rodney Hunt® Fontaine® (“RHF”) flow control gate product line.
For purposes of comparison in the following discussion of results of operations, the RHF net sales and loss from operations for the quarters and six months ended ended September 30, 2016 and 2015 are presented below:

	Quarter Ended
	September 30, 2016	September 30, 2015	Change	% Change
Net sales	$5.5	$8.6	$(3.1)	(36.0)%
Loss from operations	(2.6)	(4.9)	2.3	(46.9)%

	Six Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
Net sales	$12.0	$25.5	$(13.5)	(52.9)%
Loss from operations	(7.1)	(7.3)	0.2	(2.7)%

Revolving Credit Facility
On November 2, 2016, we entered into an Incremental Assumption Agreement (the “Incremental Assumption Agreement”) with Credit Suisse AG, as administrative agent, and with the other lenders party thereto relating to the Third Amended and Restated First Lien Credit Agreement ("Existing Agreement"). The Incremental Assumption Agreement (i) reduces the applicable margin on both alternate base rate and LIBOR loans by 1.0%, (ii) extends the revolving facility maturity date to March 15, 2019, (iii) modifies the financial covenant of the Existing Agreement by eliminating the springing nature of the covenant, and substituting a Total Net Leverage Ratio of 6.75 to 1.0 for the current Net First Lien Leverage Ratio of 7.75 to 1.0, and (iv) reduces the letter of credit availability from $80 million to $60 million (without reducing the overall availability under the Existing Agreement). We incurred approximately $2.0 million of transaction related costs in connection with the amendment, which will be recognized as interest expense over the remaining tenure of the amended facility.

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
Second Quarter Ended September 30, 2016 Compared with the Second Quarter Ended September 30, 2015:
Net sales
(Dollars in Millions)

	Quarter Ended
	September 30, 2016	September 30, 2015	Change	% Change
Process & Motion Control	$286.9	$268.8	$18.1	6.7%
Water Management	204.1	217.1	(13.0)	(6.0)%
Consolidated	$491.0	$485.9	$5.1	1.0%
Process & Motion Control
Process & Motion Control net sales were $286.9 million in the second quarter of fiscal 2017, up 7% year over year. The Cambridge acquisition contributed 8%, and more than offset the 1% year over year decrease in core sales. Adverse OEM and end user demand across several of our industrial process end markets was largely offset by positive core sales growth in our industrial distribution channels and our consumer-facing end markets.
Water Management
Water Management net sales were $204.1 million in the second quarter of fiscal 2017, a 6% decline year over year. Core sales decreased 4% year over year, which excludes a 1% adverse impact associated with the exit of the Rodney Hunt® Fontaine® (“RHF”) product line and a 1% unfavorable impact from foreign currency translation. The timing of project shipments to our global water and wastewater infrastructure end markets more than offset stable demand in our nonresidential construction end markets.
Income from operations
(Dollars in Millions)

	Quarter Ended
	September 30, 2016	September 30, 2015	Change	% Change
Process & Motion Control	$37.1	$33.9	$3.2	9.4%
% of net sales	12.9%	12.6%	0.3%
Water Management	26.0	28.6	(2.6)	(9.1)%
% of net sales	12.7%	13.2%	(0.5)%
Corporate	(10.6)	(7.0)	(3.6)	(51.4)%
Consolidated	$52.5	$55.5	$(3.0)	(5.4)%
% of net sales	10.7%	11.4%	(0.7)%
Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2017 was $37.1 million, or 12.9% of net sales. Income from operations as a percentage of net sales increased by 30 basis points year over year in the second quarter as the impact of incremental investments in our innovation, market expansion, and cost reduction initiatives and acquisition-related fair value adjustments were more than offset by lower amortization expense and RBS-led productivity gains.
Water Management
Water Management income from operations was $26.0 million for the second quarter of fiscal 2017. Operating margin was 12.7% of net sales, a decrease of 50 basis points year over year. The contraction reflects the reduced level of sales and less favorable project mix, plus increased spending to support our investments in our innovation and market expansion.

Corporate
Corporate expenses were $10.6 million in the second quarter of fiscal 2017 and 7.0 million in the the second quarter of fiscal 2016. The increase in corporate expenses is primarily associated with higher year over year compensation related costs (primarily stock-based compensation) and professional services relative to the second quarter of fiscal 2016.
Interest expense, net
Interest expense, net was $22.8 million in the second quarter of fiscal 2017 compared to $21.9 million in the second quarter of fiscal 2016. The year over year increase in interest expense is a result of our forward-starting interest rate swaps becoming effective in the third quarter of fiscal 2016, partially offset by the impact of lower outstanding borrowings in the second quarter of fiscal 2017 following the $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017. See Item 1, Note 12 Derivative Financial Instruments and Item 1 Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the second quarter of fiscal 2017 consisted of foreign currency transaction losses of $0.2 million and other miscellaneous expenses of $0.5 million. Other expense, net for the second quarter of fiscal 2016 consisted of foreign currency transaction losses of $1.5 million, partially offset by a $0.3 million gain on the sale of long-lived assets and other miscellaneous income of $0.2 million.
Provision for income taxes
The income tax provision was $4.4 million in the second quarter of fiscal 2017 compared to an income tax provision of $10.0 million in the second quarter of fiscal 2016. The effective income tax rate for the second quarter of fiscal 2017 was 15.2% versus 30.7% in the second quarter of fiscal 2016. The effective income tax rate for the second quarter of fiscal 2017 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of certain foreign branch related losses for U.S. income tax purposes. The effective income tax rate for the second quarter of fiscal 2016 was below the U.S. federal statutory rate primarily due to the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch related losses for U.S. income tax purposes, as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
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
Net income
Our net income for the second quarter of fiscal 2017 was $24.6 million, compared to net income of $22.6 million in the second quarter of fiscal 2016, as a result of the factors described above. Diluted net income per share was $0.24 in the second quarter of fiscal 2017, as compared to $0.22 in the second quarter of fiscal 2016.

Six Months Ended September 30, 2016 Compared with the Six Months Ended September 30, 2015:

Net sales
(Dollars in Millions)

	Six Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
Process & Motion Control	$550.6	$540.4	$10.2	1.9%
Water Management	412.2	430.6	(18.4)	(4.3)%
Consolidated	$962.8	$971.0	$(8.2)	(0.8)%
Process & Motion Control
Process & Motion Control net sales were $550.6 million in the first six months of fiscal 2017, up 2% year over year. Excluding a 5% increase from the acquisition of Cambridge, core net sales declined 3%. Adverse OEM and end user demand across several of our industrial process end markets was partially offset by positive sales growth in our industrial distribution channels and our consumer-facing end markets.

Water Management

Water Management net sales were $412.2 million in the first six months of fiscal 2017, a 4% decline year over year. Water Management core net sales, which excludes a 3% adverse impact associated with the exit of the Rodney Hunt® Fontaine® (“RHF”) product line, decreased 1% during the first six months of fiscal 2017. The decrease in core net sales is primarily the result of the timing of project shipments to our global water and wastewater infrastructure end markets that more than offset stable demand in our nonresidential construction end markets.

 Income (loss) from operations
(Dollars in Millions)

	Six Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
Process & Motion Control	$62.7	$69.5	$(6.8)	(9.8)%
% of net sales	11.4%	12.9%	(1.5)%
Water Management	48.7	56.0	(7.3)	(13.0)%
% of net sales	11.8%	13.0%	(1.2)%
Corporate	(20.3)	(16.8)	(3.5)	(20.8)%
Consolidated	$91.1	$108.7	$(17.6)	(16.2)%
% of net sales	9.5%	11.2%	(1.7)%
Process & Motion Control

Process & Motion Control income from operations for the first six months of fiscal 2017 was $62.7 million or 11.4% of net sales. Income from operations as a percentage of net sales decreased by 150 basis points year over year in the first six months of fiscal 2017 primarily as a result of acquisition-related fair value adjustments and incremental investments in our innovation, market expansion and footprint repositioning actions.

Water Management

Water Management income from operations was $48.7 million for the first six months of fiscal 2017, or 11.8% of net sales. Income from operations as a percentage of net sales decreased 120 basis points in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 as a result of less favorable project mix and increased investment in our innovation and market expansion initiatives.

Corporate

Corporate expenses were $20.3 million in the first six months of fiscal 2017 and $16.8 million in the the first six months of fiscal 2016. The increase in corporate expenses is primarily associated with higher year over year compensation related costs (primarily stock-based compensation) and professional services relative to the first six months of fiscal 2016.

Interest expense, net

Interest expense, net was $46.5 million in the first six months of fiscal 2017 compared to $43.5 million in the first six months of fiscal 2015. The year over year increase in interest expense is a result of our forward-starting interest rate swaps becoming effective in the third quarter of fiscal 2016, partially offset by lower outstanding borrowings in the first six months of fiscal 2017 following the $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017. See Item 1, Note 12 Derivative Financial Instruments and Item 1 Note 11 Long-Term Debt for more information.

Other expense, net

Other expense, net for the first six months of fiscal 2017, consisted of foreign currency transaction losses of $1.1 million, a $0.2 million loss on the sale of long-lived assets and other miscellaneous expenses of $1.3 million. Other expense, net for the first six months of fiscal 2016, consisted of foreign currency transaction losses of $1.7 million and other miscellaneous expense of $0.1 million, partially offset by $0.4 million gain on the sale of long-lived assets.

(Benefit) Provision for income taxes

The income tax benefit recorded in the first six months of fiscal 2017 was $1.5 million compared to an income tax provision of $20.0 million in the first six months of fiscal 2016. The effective income tax rate for the first six months of fiscal 2017 was (3.6)% versus 31.3% in the first six months of fiscal 2016. The income tax benefit recognized on income from operations before income taxes for the first six months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, see Recent Accounting Pronouncements), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits. The effective income tax rate for the first six months of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch related losses for U.S. income tax purposes, as well as the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

Net income

Our net income from continuing operations for the first six months of fiscal 2017 was $43.5 million, compared to $43.8 million for the first six months of fiscal 2015, as a result of the factors described above. Diluted income per share from continuing operations was $0.42 in the first six months of fiscal 2017, as compared to $0.42 per share in the first six months of fiscal 2016.

Non-GAAP Financial Measures
Core sales
Core sales excludes the impact of acquisitions (such as the Cambridge acquisition), divestitures (such as the RHF product line exit) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income in the six months ended September 30, 2016 of $43.5 million and Adjusted EBITDA for the same period of $169.3 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios and, with respect to our revolving facility, also require us to remain at or below a maximum net first lien leverage ratio of 7.75 to 1.0 as of the end of each fiscal quarter (4.3 to 1.0 at September 30, 2016). Failure to comply with this covenant could limit our long-term growth prospects by hindering our ability to obtain future debt or make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2016 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 30, 2015	Year ended March 31, 2016	Six months ended September 30, 2016	Twelve months ended September 30, 2016
Net income	$43.8	$67.5	$43.5	$67.2
Interest expense, net	43.5	91.4	46.5	94.4
Income tax provision (benefit)	20.0	17.1	(1.5)	(4.4)
Depreciation and amortization	56.6	115.4	53.3	112.1
EBITDA	$163.9	$291.4	$141.8	$269.3
Adjustments to EBITDA:
Operating loss from discontinued operations, net of tax (1)	—	1.4	—	1.4
Restructuring and other similar charges (2)	4.6	34.9	10.0	40.3
Stock-based compensation expense	3.8	7.5	6.0	9.7
LIFO income (3)	0.8	(0.8)	(0.1)	(1.7)
Acquisition-related fair value adjustment	—	—	4.3	4.3
Actuarial loss on pension and postretirement benefit obligations	—	12.9	—	12.9
Loss on RHF product line exit (4) (excluding restructuring and related charges)	5.7	21.3	4.7	20.3
Other expense (income), net (5)	1.4	(3.1)	2.6	(1.9)
Subtotal of adjustments to EBITDA	$16.3	$74.1	$27.5	$85.3
Adjusted EBITDA	$180.2	$365.5	$169.3	$354.6
Pro forma adjustment for acquisitions (6)				$13.0
Pro forma Adjusted EBITDA				$367.6
Senior secured bank indebtedness (7)				$1,598.8
Net first lien leverage ratio (8)				4.3x
__________________________________

(1)	Represents the loss on discontinued operations related to our former Mill Products business.

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

(5)	Other expense (income), net for the periods indicated, consists of:

(in millions)	Six months ended September 30, 2015	Year ended March 31, 2016	Six months ended September 30, 2016	Twelve months ended September 30, 2016
CDSOA anti-dumping settlement receipt	$—	$(8.4)	$—	$(8.4)
(Gain) loss on sale of long-lived assets	(0.4)	0.6	0.2	1.2
Loss on foreign currency transactions	1.7	3.0	1.1	2.4
Other miscellaneous expenses	0.1	1.7	1.3	2.9
Total other expense (income)	$1.4	$(3.1)	$2.6	$(1.9)

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of Cambridge as permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2015 through the date of the acquisition. See Item 1, Note 2 Acquisitions for more information.

(7)
Our credit agreement defines our senior secured bank indebtedness (or other consolidated debt secured on a pari passu basis) as consolidated first lien indebtedness for borrowed money (other than letter of credit or bank guarantees), less unrestricted cash, which was $184.8 million (as defined by the credit agreement) at September 30, 2016. Senior secured indebtedness reflected in the table consists of borrowings under our credit agreement.

(8)	Our credit agreement defines the net first lien leverage ratio as the ratio of senior secured indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, borrowing availability of up to $265.0 million under our revolving credit facility and availability of up to $100.0 million under our accounts receivable securitization program.
As of September 30, 2016, we had $208.5 million of cash and cash equivalents and $345.5 million of additional borrowing capacity ($245.5 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of September 30, 2016, the available borrowings under our credit facility have been reduced by $19.5 million due to outstanding letters of credit. As of March 31, 2016, we had $484.6 million of cash and cash equivalents and approximately $343.9 million of additional borrowing capacity ($243.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $59.0 million and $67.0 million in the first six months of fiscal 2017 and 2016, respectively. The decrease in operating cash is primarily driven by reduced operating profit on lower net sales, higher year over year cash interest and restructuring payments, offset by lower year over year cash tax payments and the expected benefit on other net working capital reductions.
Cash used for investing activities was $240.7 million in the first six months of fiscal 2017 compared to $11.6 million in the first six months of fiscal 2016. Investing activities in the first six months of fiscal 2017 included $213.7 million of net cash primarily associated with the acquisition of Cambridge and $28.9 million of capital expenditures, inclusive of approximately $10.8 million associated with our footprint repositioning actions. Investing activities during the first six months of fiscal 2016 included $16.7 million of capital expenditures, partially offset by the receipt of $4.0 million in cash for the disposal of long-lived assets, as well as $1.1 million in cash associated with finalizing working capital adjustments related to our Euroflex acquisition.
Cash used for financing activities was $93.8 million in the first six months of fiscal 2017 compared to $48.6 million in the first six months of fiscal 2016. During the first six months of fiscal 2017, we utilized $99.9 million of cash to prepay all future quarterly principal repayments due on our term loans until the maturity of the Credit Agreement on August 21, 2020 (see Item 1, Note 11 Long-Term Debt for additional details). The first six months of fiscal 2017 also includes $6.4 million of cash proceeds associated with stock option exercises. Cash used for financing activities in the first six months of fiscal 2016 consisted of $9.8 million in principal payments on our term loans and $0.7 million of other net debt payments, as well as $40.0 million of cash used to repurchase outstanding shares of our common stock under our board authorized stock repurchase program (see Item 1, Note 6 Stockholders' Equity for additional details).
Indebtedness
As of September 30, 2016 we had $1,822.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2016	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,783.6	$—	$1,783.6
New Market Tax Credit (2)	36.8	—	36.8
Other (3)	2.3	0.7	1.6
Total	$1,822.7	$0.7	$1,822.0
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $17.8 million at September 30, 2016.

(2)
Includes unamortized debt issuance costs of $0.5 million at September 30, 2016. In connection with the New Market Tax Credit incentive program, we also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets.

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
We have substantial operations in the European Union, including the United Kingdom. The June 2016 U.K. vote to exit from the European Union (“Brexit”) led to a significant decline in the U.K. pound late in the first quarter of fiscal 2017; beyond the currency effects to date, which have not been material, we have not yet determined what effect, if any, Brexit may have on our business and results of operations.
Approximately 30% of our sales originated outside of the United States in the second quarter of fiscal 2017. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of September 30, 2016, stockholders' equity increased by $0.1 million from March 31, 2016 as a result of foreign currency translation adjustments. If the USD had strengthened by an additional 10% as of September 30, 2016, the result would have decreased stockholders' equity by approximately $51.2 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At September 30, 2016, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.7 million increase in the fair value of foreign exchange forward contracts as of September 30, 2016.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of September 30, 2016, our outstanding borrowings under the term loan facility were $1,783.6 million (net of $17.8 million unamortized original issue discount and debt issuance costs) and bore an effective average interest rate of 4.00%, determined as the London Interbank Offered Rate ("LIBOR"), subject to a 1% floor, plus 3.00%.
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
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the September 30, 2016 market interest rate would increase interest expense under our term loan facility by approximately $8.5 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $11.5 million of annual interest expense under our term loan facility.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2016, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. A total of approximately $160.0 million remained of the existing repurchase authority at September 30, 2016. No shares were repurchased during the second quarter of fiscal 2017.

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	November 2, 2016	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X