Form 10-Q
period 2016-12-31
Rexnord Corp
filed 2017-02-01
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2017
Rexnord Corporation Common Stock, $0.01 par value per share	103,426,972 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2017, or fiscal 2017, means the period from April 1, 2016 to March 31, 2017, and the third quarter of fiscal 2017 and 2016 mean the fiscal quarters ended December 31, 2016 and December 31, 2015, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$429.3	$484.6
Receivables, net	279.9	317.6
Inventories, net	339.1	327.2
Income tax receivable	19.8	1.8
Other current assets	37.4	44.9
Total current assets	1,105.5	1,176.1
Property, plant and equipment, net	408.1	397.2
Intangible assets, net	562.9	520.9
Goodwill	1,313.0	1,193.8
Insurance for asbestos claims	32.0	32.0
Other assets	39.5	34.8
Total assets	$3,461.0	$3,354.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$16.8	$20.2
Trade payables	180.3	200.8
Compensation and benefits	45.9	54.0
Current portion of pension and postretirement benefit obligations	4.9	5.0
Other current liabilities	118.8	124.4
Total current liabilities	366.7	404.4

Long-term debt	1,610.1	1,899.9
Pension and postretirement benefit obligations	190.3	195.5
Deferred income taxes	203.3	186.0
Reserve for asbestos claims	32.0	32.0
Other liabilities	45.3	49.0
Total liabilities	2,447.7	2,766.8

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 103,415,393 at December 31, 2016 and 101,435,762 at March 31, 2016	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at December 31, 2016 and 0 at March 31, 2016	0.0	—
Additional paid-in capital	1,262.9	856.2
Retained deficit	(82.9)	(129.6)
Accumulated other comprehensive loss	(167.7)	(139.0)
Total Rexnord stockholders' equity	1,013.3	588.6
Non-controlling interest	—	(0.6)
Total stockholders' equity	1,013.3	588.0
Total liabilities and stockholders' equity	$3,461.0	$3,354.8
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net sales	$451.8	$460.2	$1,414.6	$1,431.2
Cost of sales	298.8	301.9	922.2	933.8
Gross profit	153.0	158.3	492.4	497.4
Selling, general and administrative expenses	99.9	89.1	313.1	286.4
Restructuring and other similar charges	11.7	6.1	21.7	10.7
Amortization of intangible assets	8.6	14.6	33.7	43.1
Income from operations	32.8	48.5	123.9	157.2
Non-operating expense:
Interest expense, net	(22.9)	(24.5)	(69.4)	(68.0)
Loss on the extinguishment of debt	(7.8)	—	(7.8)	—
Other expense, net	(0.7)	(1.1)	(3.3)	(2.5)
Income before income taxes	1.4	22.9	43.4	86.7
(Benefit) provision for income taxes	(1.8)	(1.4)	(3.3)	18.6
Net income	3.2	24.3	46.7	68.1
Non-controlling interest loss	—	(0.1)	—	(0.2)
Net income attributable to Rexnord	$3.2	$24.4	$46.7	$68.3
Dividends on preferred stock	(1.5)	—	(1.5)	—
Net income attributable to Rexnord common shareholders	$1.7	$24.4	$45.2	$68.3

Net income per share attributable to Rexnord common shareholders:
Basic	$0.02	$0.24	$0.44	$0.68
Diluted	$0.02	$0.24	$0.43	$0.66
Weighted-average number of shares outstanding (in thousands):
Basic	103,113	100,366	102,514	100,707
Effect of dilutive equity awards	1,445	2,410	1,967	2,644
Diluted	104,558	102,776	104,481	103,351

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income attributable to Rexnord	$3.2	$24.4	$46.7	$68.3
Other comprehensive loss:
Foreign currency translation adjustments	(33.5)	(6.5)	(33.4)	(18.3)
Unrealized income (loss) on interest rate derivatives, net of tax	3.3	2.2	5.6	(2.0)
Change in pension and other postretirement defined benefit plans, net of tax	(0.3)	(0.3)	(0.9)	(0.9)
Other comprehensive loss, net of tax	(30.5)	(4.6)	(28.7)	(21.2)
Non-controlling interest loss	—	(0.1)	—	(0.2)
Total comprehensive (loss) income	$(27.3)	$19.7	$18.0	$46.9

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 31, 2015
Operating activities
Net income	$46.7	$68.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45.4	43.0
Amortization of intangible assets	33.7	43.1
Amortization of deferred financing costs	1.9	1.6
Loss on the extinguishment of debt	7.8	—
Non-cash asset impairment	1.6	2.9
Loss (gain) on dispositions of long-lived assets	0.2	(0.2)
Deferred income taxes	(15.9)	7.1
Other non-cash charges	(3.3)	5.2
Stock-based compensation expense	9.8	5.8
Changes in operating assets and liabilities:
Receivables	33.1	38.9
Inventories	(5.1)	5.2
Other assets	(7.2)	1.3
Accounts payable	(21.4)	(46.9)
Accruals and other	(5.2)	(24.9)
Cash provided by operating activities	122.1	150.2

Investing activities
Expenditures for property, plant and equipment	(44.0)	(26.4)
Acquisitions, net of cash acquired	(213.7)	1.1
Proceeds from dispositions of long-lived assets	1.9	4.8
Cash used for investing activities	(255.8)	(20.5)

Financing activities
Proceeds from borrowings of long-term debt	1,590.3	—
Repayments of long-term debt	(1,881.8)	(14.7)
Proceeds from borrowings of short-term debt	16.1	0.9
Repayments of short-term debt	(19.5)	(4.6)
Payment of debt issuance costs	(10.6)	(0.9)
Proceeds from exercise of stock options	9.6	—
Deferred acquisition payment	(5.7)	—
Proceeds from issuance of preferred stock, net of direct offering costs	390.2	—
Repurchase of Company common stock	—	(40.0)
Excess tax benefit on exercise of stock options	—	0.9
Cash provided by (used for) financing activities	88.6	(58.4)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(5.2)
(Decrease) increase in cash and cash equivalents	(55.3)	66.1
Cash and cash equivalents at beginning of period	484.6	370.3
Cash and cash equivalents at end of period	$429.3	$436.4

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2016
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this standard in the first quarter of fiscal 2017. The impact of the adoption of this standard resulted in the following:

•
The Company recorded a benefit of $2.7 million and $7.4 million within income tax expense for the three and nine months ended December 31, 2016, respectively, related to the net excess tax benefit on stock options, restricted stock units and performance stock units. Prior to adoption, these amounts would have been recorded as a reduction of additional paid-in capital. This change may create volatility in the Company's effective tax rate.

•
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the condensed consolidated statements of cash flows. The Company elected to apply this change prospectively and thus prior periods have not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and nine months ended December 31, 2016. This increased the diluted weighted average common shares outstanding by approximately 0.2 million and 0.4 million shares, respectively.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective beginning for the Company's fiscal 2020 and interim periods included therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements upon adoption.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. ASU 2015-11 is effective for the Company's first quarter of fiscal 2018, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on the condensed consolidated financial statements.
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
The acquisition of Cambridge was accounted for as a business combination and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. Since the initial acquisition, the Company adjusted the purchase price allocation by increasing goodwill by $2.3 million in connection with the establishment of income tax positions and the refinement of the fair value assigned to acquired fixed and intangible assets within the opening balance sheet, partially offset by the working capital true-up. After incorporating the changes described above, the purchase price allocation resulted in non-tax deductible goodwill of $128.6 million, other intangible assets of $80.7 million and other net assets of $4.1 million. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one year period following the acquisition date.
During the third quarter of fiscal 2017, the Company settled the $5.4 million deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok S.p.A.
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

3. Restructuring and Other Similar Charges
During fiscal 2017, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended December 31, 2016 and December 31, 2015 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended December 31, 2016
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.1	$1.7	$—	$6.8
Asset impairment charges (1)	1.6	—	—	1.6
Contract termination and other associated costs	1.9	1.4	—	3.3
Total restructuring and other similar costs	$8.6	$3.1	$—	$11.7

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2016
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$9.6	$5.4	$—	$15.0
Asset impairment charges (1)	1.6	—	—	1.6
Contract termination and other associated costs (2)	3.4	1.7	—	5.1
Total restructuring and other similar costs	$14.6	$7.1	$—	$21.7

	Restructuring and Other Similar Charges Three Months Ended December 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.3	$1.3	$0.3	$2.9
Asset impairment charges (1)	—	2.9	—	2.9
Contract termination and other associated costs	—	0.3	—	0.3
Total restructuring and other similar costs	$1.3	$4.5	$0.3	$6.1

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$4.1	$2.3	$0.3	$6.7
Asset impairment charges (1)	—	2.9	—	2.9
Contract termination and other associated costs	0.4	0.7	—	1.1
Total restructuring and other similar costs	$4.5	$5.9	$0.3	$10.7
____________________

(1)
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The Company recognized impairment charges associated with these assets during the three and nine months ended of fiscal 2017 and 2016, in the amount of $1.6 million and $2.9 million, respectively. The impairment was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13, Fair Value Measurements for additional information. In addition to the impairment charges recognized above, the Company recognized accelerated depreciation of $3.8 million and $5.2 million during the three and nine months ended December 31, 2016, respectively. The Company recognized accelerated depreciation of $1.1 million and $1.5 million during the three and nine months ended December 31, 2015, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

(2)
During the second quarter of fiscal 2017, the Company received a $1.0 million cash payment in connection with the sale of certain Rodney Hunt® Fontaine® ("RHF") related intellectual property, which was fully impaired during fiscal 2016 when the Company announced its decision to exit the RHF product line. A gain on the disposition of this intellectual property of $1.0 million was recognized during the nine months ended December 31, 2016 within the Water Management operating segment.

During fiscal 2016, the Company decided to exit product lines sold under the RHF tradename. The Company evaluated the requirements for held for sale and discontinued operations presentation in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature of held for sale or discontinued operations. Pre-tax loss from operations associated with this non-strategic RHF product line were as follows in the three and nine months ended December 31, 2016 and December 31, 2015 (in millions):

Pre-tax Loss
Three Months Ended
December 31, 2016	December 31, 2015	Description
$(6.5)	$(10.1)	Includes restructuring and other similar charges of $1.3 million and $3.9 million for the three months ended December 31, 2016 and December 31, 2015, respectively

Nine Months Ended
December 31, 2016	December 31, 2015
$(13.2)	$(17.7)	Includes restructuring and other similar charges of $3.2 million and $4.5 million for the nine months ended December 31, 2016 and December 31, 2015, respectively

The following table summarizes the activity in the Company's restructuring accrual for the nine months ended December 31, 2016 (in millions):

	Employee termination benefits	Asset impairment charge	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2016 (1)	$10.5	$—	$0.3	$10.8
Charges	15.0	1.6	5.1	21.7
Cash payments (2)	(15.0)	—	(4.3)	(19.3)
Non-cash charges (3)	(2.2)	(1.6)	—	(3.8)
Restructuring accrual, December 31, 2016 (1)	$8.3	$—	$1.1	$9.4
____________________

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

(2)	Includes the $1.0 million cash payment received in conjunction with the aforementioned disposition of RHF-related intellectual property.

(3)
Included in Employee termination benefits for the nine months ended December 31, 2016 is $2.2 million of contractual termination benefits recognized in fiscal 2017 for enhanced benefits to be provided to certain employees included in the ongoing supply chain optimization and footprint repositioning initiatives. Those amounts are recorded in the Pension and post-retirement benefit obligations within the condensed consolidated balance sheets and are therefore excluded from the restructuring accrual.

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
The income tax benefit was $1.8 million in the third quarter of fiscal 2017 compared to an income tax benefit of $1.4 million in the third quarter of fiscal 2016. The effective income tax rate for the third quarter of fiscal 2017 was (128.6)% versus (6.1)% in the third quarter of fiscal 2016. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, see Note 1, Recent Accounting Pronouncements), the recognition of net tax benefits associated with U.S. research and development credits and the Domestic Production Activities Deduction (DPAD), partially offset with the recognition of income tax expense relating to various foreign income tax audits. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2016 was primarily due to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, as well as the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch-related losses for U.S. income tax purposes.
The income tax benefit recorded in the first nine months of fiscal 2017 was $3.3 million compared to an income tax provision of $18.6 million in the first nine months of fiscal 2016. The effective income tax rate for the first nine months of fiscal 2017 was (7.6)% versus 21.5% in the first nine months of fiscal 2016. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, see Note 1,Recent Accounting Pronouncements), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset with the recognition of income tax expense relating to various foreign income tax audits. The effective income tax rate for the first nine months of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of Domestic Production Activities Deduction (DPAD), the recognition of certain foreign branch-related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
At December 31, 2016, the Company had an $18.1 million liability for unrecognized net income tax benefits. At March 31, 2016, the Company’s total liability for unrecognized net income tax benefits was $15.6 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2016 and March 31, 2016, the total amount of gross, unrecognized income tax benefits included $4.5 million and $3.8 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during the nine months ended December 31, 2016. As a result of the lapse of certain statutes of limitations, the Company recognized $5.0 million of net interest and penalties as income tax benefit during the nine months ended December 31, 2015.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of specific items on certain corporate income tax returns of the Company’s Netherlands subsidiaries' for the tax years ended March 31, 2011 through 2013). In addition, a number of the Company's German subsidiaries are currently under examination for their German corporate and trade tax returns for the tax years ended March 31, 2011 through 2014. During the third quarter ended December 31, 2016, the Company completed an examination of certain of its Italian subsidiaries’ corporate income tax returns for the tax years ended March 31, 2014 through 2016 and paid approximately $0.7 million upon the conclusion of such examination. During the second quarter of fiscal 2016, the U.S. Internal Revenue Service completed an income tax examination of the Company’s U.S. Consolidated federal income tax return for the tax year ended March 31, 2013. The conclusion of the audit resulted in no changes to previously reported taxable income or income tax for such return. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2014, state and local income tax examinations for years ending prior to fiscal 2013 or significant foreign income tax examinations for years ending prior to fiscal 2012. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008 through March 31, 2013 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

5. Earnings per Share

The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Numerator:
Net income	$3.2	$24.3	$46.7	$68.1
Less: Non-controlling interest loss	—	(0.1)	—	(0.2)
Less: Dividends on preferred stock	(1.5)	—	(1.5)	—
Net income attributable to Rexnord common shareholders	$1.7	$24.4	$45.2	$68.3

Denominator:
Weighted average common shares outstanding, basic	103,113	100,366	102,514	100,707
Effect of dilutive common shares equivalents	1,445	2,410	1,967	2,644
Weighted average common shares outstanding, dilutive	104,558	102,776	104,481	103,351

For the three and nine months ended December 31, 2016, diluted weighted average common shares outstanding do not include outstanding equity awards of 5.5 and 5.3 million common shares, respectively, and also do not include shares of preferred stock that are convertible into 5.1 and 1.7 million common shares, respectively, because to do so would have been anti-dilutive. For the three and nine months ended December 31, 2015, diluted weighted average common shares outstanding do not include outstanding equity awards of 3.6 million and 3.0 million common shares, respectively, because to do so would have been anti-dilutive.

6. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest (1)	Total Stockholders’ Equity
Balance at March 31, 2016	$—	$1.0	$856.2	$(129.6)	$(139.0)	$(0.6)	$588.0
Total comprehensive income (loss)	—	—	—	46.7	(28.7)	—	18.0
Acquisition of non-controlling interest		—	(0.9)	—	—	0.6	(0.3)
Stock-based compensation expense	—	—	9.8	—	—	—	9.8
Exercise of stock options, net of shares surrendered	—	—	9.6	—	—	—	9.6
Issuance of preferred stock, net of direct offering costs	—	—	389.7	—	—	—	389.7
Dividends on preferred stock	—	—	(1.5)	—	—	—	(1.5)
Balance at December 31, 2016	$0.0	$1.0	$1,262.9	$(82.9)	$(167.7)	$—	$1,013.3
____________________
(1) Represented a 49% non-controlling interest in a Water Management joint venture. During the first quarter of fiscal 2017, the Company acquired the remaining non-controlling interest for a cash purchase price of $0.3 million. See Note 2 for additional information.

Preferred Stock
On December 7, 2016, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $20.99 per depository share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
Dividends accumulate from the issuance date. Rexnord may pay such dividends in cash or, subject to certain limitations, by delivery of shares of the Company's common stock or through any combination of cash and shares of the Company's common stock as determined by the Company in its sole discretion. Any unpaid dividends will continue to accumulate. Dividends are payable quarterly, commencing on February 15, 2017 and ending on November 15, 2019. The shares of Series A Preferred Stock have a liquidation preference of $1,000 per share, plus accrued but unpaid dividends. With respect to dividend and liquidation rights, the Series A Preferred Stock ranks senior to the Company's common stock and junior to all existing and future indebtedness.
The net proceeds from the offering were approximately $390.2 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under its credit agreement, with the remainder retained for general corporate purposes. During the three and nine months ended December 31, 2016, the Series A Preferred Stock accrued $1.5 million of dividends.
Common Stock Repurchase Program
During the first quarter of fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. A total of approximately $160.0 million remained of the existing repurchase authority at December 31, 2016. No shares were repurchased during the three and nine months ended December 31, 2016.

7. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2016 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2016	$(16.9)	$(86.5)	$(35.6)	$(139.0)
Other comprehensive loss before reclassifications	0.7	(33.4)	—	(32.7)
Amounts reclassified from accumulated other comprehensive loss	4.9	—	(0.9)	4.0
Net current period other comprehensive income (loss)	5.6	(33.4)	(0.9)	(28.7)
Balance at December 31, 2016	$(11.3)	$(119.9)	$(36.5)	$(167.7)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended December 31, 2016 and December 31, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.5)	$(1.4)	$(1.5)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.2	0.5	0.6
Total net of tax	$(0.3)	$(0.3)	$(0.9)	$(0.9)

Interest rate derivatives
Net realized losses on interest rate hedges	$2.7	$2.6	$7.9	$2.6	Interest expense, net
Benefit for income taxes	(1.0)	(1.0)	(3.0)	(1.0)
Total net of tax	$1.7	$1.6	$4.9	$1.6

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 31, 2016	March 31, 2016
Finished goods	$154.8	$148.4
Work in progress	48.5	55.3
Purchased components	76.5	67.6
Raw materials	52.5	49.3
Inventories at First-in, First-Out ("FIFO") cost	332.3	320.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	6.8	6.6
	$339.1	$327.2

9. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill and identifiable intangible assets for the nine months ended December 31, 2016 by operating segment, are presented below (in millions):

			Amortizable Intangible Assets
	Goodwill	Indefinite Lived Intangible Assets (tradenames)	Tradenames	Customer Relationships	Patents	Total Identifiable Intangible Assets Excluding Goodwill
Process & Motion Control
Net carrying amount as of March 31, 2016	$942.4	$190.7	$9.1	$79.0	$1.9	$280.7
Acquisitions (1)	126.3	—	17.3	58.1	5.8	81.2
Purchase price allocation adjustments	2.3	—	(0.4)	0.2	(0.3)	(0.5)
Amortization	—	—	(1.8)	(15.1)	(0.9)	(17.8)
Currency translation and other adjustments	(4.9)	(0.2)	(0.2)	(2.0)	0.1	(2.3)
Net carrying amount as of December 31, 2016	$1,066.1	$190.5	$24.0	$120.2	$6.6	$341.3
Water Management
Net carrying amount as of March 31, 2016	$251.4	$125.0	$0.6	$109.8	$4.8	$240.2
Amortization	—	—	(0.2)	(14.2)	(1.5)	(15.9)
Currency translation and other adjustments	(4.5)	(2.2)	—	(0.6)	0.1	(2.7)
Net carrying amount as of December 31, 2016	$246.9	$122.8	$0.4	$95.0	$3.4	$221.6
Consolidated
Net carrying amount as of March 31, 2016	$1,193.8	$315.7	$9.7	$188.8	$6.7	$520.9
Acquisitions (1)	126.3	—	17.3	58.1	5.8	81.2
Purchase price allocation adjustments	2.3	—	(0.4)	0.2	(0.3)	(0.5)
Amortization	—	—	(2.0)	(29.3)	(2.4)	(33.7)
Currency translation and other adjustments	(9.4)	(2.4)	(0.2)	(2.6)	0.2	(5.0)
Net carrying amount as of December 31, 2016	$1,313.0	$313.3	$24.4	$215.2	$10.0	$562.9
____________________
(1) Refer to Note 2 for additional information regarding acquisitions. Patents, tradenames, and customer relationships acquired during fiscal 2017 were assigned a useful life of 10 years, 15 years, and 16 years, respectively.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2016 and March 31, 2016 are as follows (in millions):

		December 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.1	$(37.1)	$10.0
Customer relationships (including distribution network)	13 years	683.0	(467.8)	215.2
Tradenames	12 years	29.1	(4.7)	24.4
Intangible assets not subject to amortization - tradenames		313.3	—	313.3
		$1,072.5	$(509.6)	$562.9

		March 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$41.3	$(34.6)	$6.7
Customer relationships (including distribution network)	13 years	628.4	(439.6)	188.8
Tradenames	8 years	12.7	(3.0)	9.7
Intangible assets not subject to amortization - tradenames		315.7	—	315.7
		$998.1	$(477.2)	$520.9

Intangible asset amortization expense totaled $8.6 million and $33.7 million for the three and nine months ended December 31, 2016. Intangible asset amortization expense totaled $14.6 million and $43.1 million for the three and nine months ended December 31, 2015.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $42.1 million in fiscal year 2017 (inclusive of $33.7 million of amortization expense recognized in the nine months ended December 31, 2016), $32.0 million in fiscal year 2018, $31.7 million in fiscal year 2019, $31.5 million in fiscal year 2020 and $30.2 million in fiscal year 2021.

During the third quarter ended December 31, 2016, the Company completed its annual evaluation of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2016	March 31, 2016
Customer advances	$10.6	$8.3
Sales rebates	29.5	28.2
Commissions	5.8	7.9
Restructuring and other similar charges (1)	9.4	10.8
Product warranty (2)	7.2	6.8
Risk management (3)	10.6	9.9
Legal and environmental	3.6	4.6
Taxes, other than income taxes	9.0	6.6
Income tax payable	13.4	15.0
Interest payable	2.1	5.6
Other	17.6	20.7
	$118.8	$124.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2016	March 31, 2016
Term loan (1)	$1,587.8	$1,881.0
New Market Tax Credit (2)	36.8	36.8
Other (3)	2.3	2.3
Total	1,626.9	1,920.1
Less current maturities	16.8	20.2
Long-term debt	$1,610.1	$1,899.9
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $18.6 million and $20.2 million at December 31, 2016 and March 31, 2016, respectively.

(2)
Includes unamortized debt issuance costs of $0.5 million and $0.6 million as of December 31, 2016 and March 31, 2016, respectively. In connection with the New Market Tax Credit incentive program, the Company also invested an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016.

(3)	Includes additional debt at various wholly-owned subsidiaries, comprised primarily of borrowings at foreign subsidiaries and capital lease obligations.

Senior Secured Credit Facility
Term Debt
On December 16, 2016, the Company entered into an Incremental Assumption Agreement (the “Term Debt Agreement”) with Credit Suisse AG, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as the refinancing term lender, relating to the Third Amended and Restated First Lien Credit Agreement, dated as of August 21, 2013 (the “Existing Agreement”). The Existing Agreement was funded by a syndicate of banks and other financial institutions and included a $1,950.0 million term loan facility (the “Prior Term Loan”).
The Term Debt Agreement provided for a new term loan in the aggregate principal amount of $1,606.4 million (the “Term Refinancing Loan”). The proceeds were used to repay in full the then-outstanding aggregate principal amount of Prior Term Loan. Prior to that repayment, in the third quarter of fiscal 2017, the Company made a voluntary prepayment on the Prior Term Loan of $195.0 million in connection with the issuance of Series A Preferred Stock (see Note 6 Stockholders' Equity) and during the first quarter of fiscal 2017, in addition to the normal quarterly principal payment, the Company made a voluntary prepayment on the Prior Term Loan of $95.0 million.
The Company accounted for the above Term Debt Agreement transactions in accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”). Upon finalizing the accounting for these transactions, the Company recognized a $7.8 million loss on the debt extinguishment, which was comprised of $5.4 million of refinancing related costs, as well as a non-cash write-off of unamortized original issue discount and debt issuance costs associated with previously outstanding debt of $2.4 million. Additionally, the Company capitalized approximately $4.1 million of direct costs associated with the Term Refinancing Loan, which will be amortized over the life of the Term Refinancing Loan as interest expense using the effective interest method. Below is a summary of the transaction costs and other offering expenses recorded along with their corresponding pre-tax financial statement impact (in millions):

	Financial Statement Impact
	Balance Sheet -Debit (Credit)	Statement of Operations
	Debt Issuance Costs (1)	Expense (2)	Total
Cash transaction costs:
Refinancing related costs	$4.1	$5.4	$9.5
Non-cash write-off of unamortized amounts:
Debt issuance costs	(0.9)	0.9
Net original issue discount	(1.5)	1.5
Net financial statement impact	$1.7	$7.8
____________________

(1)	Recorded as a reduction in the face value of long-term debt within the condensed consolidated balance sheets.

(2)	Recorded in Loss on extinguishment of debt within the condensed consolidated statements of operations.

The Term Refinancing Loan has a maturity date of August 21, 2023. The borrowings under the Term Refinancing Loan bear interest at either the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 2.75% (which was reduced from 3.0%) or at an alternative base rate plus an applicable margin of 1.75% (which remained unchanged). The maturity date and interest rate with respect to the existing $265.0 million revolving credit facility under the Existing Agreement were unchanged by the Term Debt Agreement. At December 31, 2016, the borrowings under the Term Refinancing Loan had an effective and average interest rate of 3.75%, determined as the London Interbank Offered Rate or LIBOR (subject to a 1% floor) plus an applicable margin of 2.75%. The Company will begin to make quarterly mandatory principal payments in the fourth quarter of fiscal 2017 on the Term Refinancing Loan in the amount of $4.0 million per quarter.
As part of the Term Debt Agreement, the parties amended the Existing Agreement to make certain other modifications thereto related to the Term Refinancing Loan, including to introduce standard terms required by EU Bail-In legislation.
As of December 31, 2016, the Company was in compliance with all applicable covenants under its Term Refinancing Loan, as amended including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under its revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 3.5 to 1.0 as of December 31, 2016.

Revolving Debt Facility
The Existing Agreement also includes a $265.0 million revolving credit facility. On November 2, 2016, the Company entered into an Incremental Assumption Agreement (the “Revolver Extension Agreement”) with Credit Suisse AG, as administrative agent, and with the other lenders party thereto relating to the Existing Agreement. The Revolver Extension Agreement amended the Existing Agreement to (i) reduce the applicable margin on both alternate base rate and LIBOR loans by 1.0%, (ii) extend the revolving facility maturity date to March 15, 2019, (iii) modify the financial covenant of the Existing Agreement by eliminating the springing nature of the covenant, and substituting a Total Net Leverage Ratio of 6.75 to 1.0 for the current Net First Lien Leverage Ratio of 7.75 to 1.0, and (iv) reduce the letter of credit availability from $80.0 million to $60.0 million (without reducing the overall availability under the Existing Agreement). The Company incurred approximately $2.2 million of transaction related costs in connection with the Revolver Extension Agreement, which will be recognized as interest expense over the remaining tenure of the amended facility.

No amounts were borrowed under the revolving credit facility at December 31, 2016 or March 31, 2016; however, $18.8 million and $21.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at December 31, 2016 and March 31, 2016, respectively.

Accounts Receivable Securitization Program
The Company maintains an accounts receivable securitization facility (the “Securitization”) with Wells Fargo Bank, N.A. Pursuant to the Securitization, Rexnord Funding (a wholly owned bankruptcy-remote special purpose subsidiary) has granted the lender under the Securitization a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings will be used by Rexnord Funding to finance purchases of accounts receivable. The Securitization constitutes a “Permitted Receivables Financing” under Article 1 and Article 6 of the Credit Agreement. Any borrowings under the Securitization are accounted for as secured borrowings on the Company's condensed consolidated balance sheets.
As of December 31, 2016, the Company's available borrowing capacity under the Securitization was $93.0 million, based on the then-current accounts receivables. No amounts were borrowed under the Securitization at December 31, 2016; however, $0.1 million was considered utilized in connection with outstanding letters of credit at December 31, 2016. As of December 31, 2016, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
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

In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has hedged approximately 87% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.

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

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	December 31, 2016	March 31, 2016	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$0.1	$0.3	Other assets
	Liability Derivatives
Interest rate swaps	$13.0	$21.8	Other liabilities
Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	December 31, 2016	March 31, 2016	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.3	$—	Other current assets
	Liability Derivatives
Foreign currency forward contracts	$0.6	$0.9	Other current liabilities

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
	December 31, 2016	March 31, 2016
Interest rate swaps	$8.1	$13.5
Interest rate caps	$3.2	$3.4

		Amount recognized as income
Derivative instruments not designated as hedging instruments under ASC 815 (in millions)	Condensed Consolidated Statements of Operations Classification	Third Quarter Ended		Nine Months Ended
		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency forward contracts	Other expense, net	$—	$0.3	$0.5	$1.0

As of December 31, 2016, there was no ineffectiveness on the Company's designated hedging instruments. The Company expects to reclassify approximately $11.1 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of December 31, 2016 and March 31, 2016 (in millions):

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.1	$—	$0.1
Foreign currency forward contracts	—	0.3	—	0.3
Total assets at fair value	$—	$0.4	$—	$0.4

Liabilities:
Interest rate swaps	$—	$13.0	$—	$13.0
Foreign currency forward contracts	—	0.6	—	0.6
Total liabilities at fair value	$—	$13.6	$—	$13.6

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.3	$—	$0.3
Total assets at fair value	$—	$0.3	$—	$0.3

Liabilities:
Interest rate swaps	$—	$21.8	$—	$21.8
Foreign currency forward contracts	—	0.9	—	0.9
Total liabilities at fair value	$—	$22.7	$—	$22.7

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2016 and March 31, 2016 due to the short-term nature of those instruments. The fair value of long-term debt as of December 31, 2016 and March 31, 2016 was approximately $1,653.4 million and $1,913.2 million, respectively. The fair value is based on quoted market prices for the same issues.
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
As discussed in Note 3, during fiscal 2017 and 2016, the Company recorded an impairment loss and placed certain property, plant and equipment associated with the Company's supply chain optimization and footprint optimization actions at net realizable value. Net realizable value of these assets was determined using independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. As of December 31, 2016 and March 31, 2016, these assets have a net realizable value of $8.6 million and $5.3 million, respectively. During the second quarter of fiscal 2017, the Company executed two separate agreements to sell approximately $1.7 million of these assets upon completion of the remaining backlog associated with the Rodney Hunt® Fontaine® flow control gate product line.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	December 31, 2016	December 31, 2015
Balance at beginning of period	$6.8	$6.8
Acquired obligations	0.4	—
Charged to operations	2.9	2.4
Claims settled	(2.9)	(2.2)
Balance at end of period	$7.2	$7.0
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
In connection with its sale of the Company, Invensys plc ("Invensys") provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

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
In connection with the Company's acquisition of The Falk Corporation (“Falk”), Hamilton Sundstrand provided the Company with indemnification against certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2016, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 18,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of December 31, 2016, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed to be approximately $32.0 million of which Zurn expects its insurance carriers to pay approximately $23.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $32.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial.
Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2016, is approximately $243.6 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $167.6 million of aggregate liabilities.
As of December 31, 2016, the Company had a recorded receivable from its insurance carriers of $32.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $243.6 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $243.6 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers.
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

15. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Pension Benefits:
Service cost	$0.5	$0.6	$1.4	$1.8
Interest cost	6.4	6.4	19.0	19.2
Expected return on plan assets	(6.8)	(7.2)	(20.0)	(21.6)
Amortization of:
Prior service cost	—	—	0.1	—
Net periodic benefit cost (credit)	$0.1	$(0.2)	$0.5	$(0.6)
Other Postretirement Benefits:
Interest cost	$0.3	$0.3	$0.9	$0.9
Amortization:
Prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit credit	$(0.2)	$(0.2)	$(0.6)	$(0.6)

During the first nine months of both fiscal 2017 and 2016, the Company made contributions of $4.8 million to its U.S. qualified pension plan trusts.

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

16. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 following stockholder approval (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the estimated grant-date fair value of the equity instruments issued and is recognized over the requisite service period of the equity instrument, which generally coincides with the vesting period of the award. See Note 15 to the audited consolidated financial statements of the Company's fiscal 2016 Annual Report on Form 10-K for further information regarding stock-based compensation and related plans.
For the three and nine months ended December 31, 2016 the Company recognized $3.8 million and $9.8 million, respectively, of stock-based compensation expense. For the three and nine months ended December 31, 2015 the Company recognized $2.0 million and $5.8 million, respectively, of stock-based compensation expense. As of December 31, 2016, there was $30.6 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options
During the nine months ended December 31, 2016, the Company granted options for 2,599,538 shares of common stock, which vest over a weighted-average term of three years, to certain of the Company's officers and employees. The fair value of each option granted under the Plan during the nine months ended December 31, 2016 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Nine Months Ended December 31, 2016
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
A summary of stock option activity during the first nine months of fiscal 2017 and 2016 is as follows:

	Nine Months Ended
	December 31, 2016		December 31, 2015
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of common shares under option:
Outstanding at beginning of period	7,854,685	$15.10	8,588,518	$13.04
Granted	2,599,538	19.72	1,032,365	24.51
Exercised	(1,937,487)	5.00	(211,572)	9.18
Canceled/Forfeited	(451,536)	23.52	(361,327)	22.75
Outstanding at end of period (1)	8,065,200	$18.53	9,047,984	$14.07
Exercisable at end of period (2)	3,370,968	$14.74	5,702,348	$8.51
______________________

(1)	The weighted average remaining contractual life of options outstanding at December 31, 2016 is 6.7 years.

(2)	The weighted average remaining contractual life of options exercisable at December 31, 2016 is 4.6 years.

Restricted Stock Units
During the nine months ended December 31, 2016 and 2015, the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. RSUs granted during the nine months ended December 31, 2016 and 2015 vest ratably over three years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the nine months ended December 31, 2016 and 2015 is as follows:

	Nine Months Ended
	December 31, 2016		December 31, 2015
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	125,307	$24.67	53,813	$29.06
Granted	276,943	19.51	91,176	23.71
Vested	(42,144)	24.63	(12,171)	29.23
Canceled/Forfeited	(29,036)	21.99	(8,048)	27.94
Nonvested RSUs at end of period	331,070	$20.59	124,770	$25.21

Performance Stock Units
During the nine months ended December 31, 2016 and 2015, the Company granted performance stock units (“PSUs”) to certain of its officers and employees. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based in part on the Company’s performance relative to pre-defined goals for absolute free cash flow conversion and in part on relative total shareholder return (“TSR”) as compared to companies in the S&P 1500 Industrial Index. The number of PSUs earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Rexnord common stock. A summary of PSU activity during the nine months ended December 31, 2016 and 2015 is as follows:

	Nine Months Ended
	December 31, 2016		December 31, 2015
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	49,136	$28.57	—	$—
Granted	219,266	23.95	50,711	28.57
Vested	—	—	—	—
Canceled/Forfeited	(4,200)	28.57	(1,575)	—
Nonvested PSUs at end of period	264,202	$24.74	49,136	$28.57
The fair value of the portion of PSUs with vesting based on absolute free cash flow conversion is determined based on the Company's closing common stock price on the date of grant. The fair value of the portion PSUs with vesting based on TSR is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the nine months ended December 31, 2016:

Nine Months Ended December 31, 2016
Expected volatility factor	30%
Weighted-average risk-free interest rate	0.86%
Expected dividend rate	0.0%
PSU fair value per share	$27.67

17. Business Segment Information

The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop™, Falk®, Link-Belt® and Cambridge®. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, and VAG®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:
(in Millions)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$139.5	$134.4	$432.5	$430.9
Maintenance, repair, and operations	130.8	131.4	388.4	375.3
Total Process & Motion Control	270.3	265.8	820.9	806.2
Water Management:
Water safety, quality, flow control and conservation	123.7	125.7	406.1	404.8
Water infrastructure	57.8	68.7	187.6	220.2
Total Water Management	181.5	194.4	593.7	625.0
Consolidated net sales	$451.8	$460.2	$1,414.6	$1,431.2
Income (loss) from operations
Process & Motion Control	$28.6	$35.6	$91.3	$105.1
Water Management	14.4	22.1	63.1	78.1
Corporate	(10.2)	(9.2)	(30.5)	(26.0)
Consolidated income from operations	$32.8	$48.5	$123.9	$157.2
Non-operating expense:
Interest expense, net	$(22.9)	$(24.5)	$(69.4)	$(68.0)
Loss on the extinguishment of debt	(7.8)	—	(7.8)	—
Other expense, net	(0.7)	(1.1)	(3.3)	(2.5)
Income before income taxes	1.4	22.9	43.4	86.7
Provision (benefit) for income taxes	(1.8)	(1.4)	(3.3)	18.6
Net income	3.2	24.3	46.7	68.1
Non-controlling interest loss	—	(0.1)	—	(0.2)
Net income attributable to Rexnord	3.2	24.4	46.7	68.3
Dividends on preferred stock	(1.5)	—	(1.5)	—
Net income attributable to Rexnord common shareholders	$1.7	$24.4	$45.2	$68.3
Depreciation and amortization
Process & Motion Control	$17.0	$19.6	$51.8	$57.8
Water Management	8.8	9.9	27.3	28.3
Consolidated	$25.8	$29.5	$79.1	$86.1
Capital expenditures
Process & Motion Control	$12.0	$7.6	$32.9	$20.9
Water Management	3.1	2.1	11.1	5.5
Consolidated	$15.1	$9.7	$44.0	$26.4

	December 31, 2016	March 31, 2016
Total assets
Process & Motion Control	$2,596.3	$2,412.7
Water Management	863.0	933.2
Corporate	1.7	8.9
Consolidated	$3,461.0	$3,354.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2016 and during the period from April 1, 2016 through December 31, 2016, there has been no material change to this information.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to early adopt this standard in the first quarter of fiscal 2017. The impact of adopting this standard resulted in the following:

•
We recorded a tax benefit of $2.7 million and $7.4 million within income tax expense for the three and nine months ended December 31, 2016, respectively, related to the net excess tax benefit on stock options, restricted stock units and performance stock units. Prior to adoption, these amounts would have been recorded as a reduction of additional paid-in capital. This change may create volatility in our effective tax rate.

•
We no longer reclassify the excess tax benefit from operating activities to financing activities in the condensed consolidated statements of cash flows. We elected to apply this change prospectively and thus prior periods have not been adjusted.

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended December 31, 2016. This increased the diluted weighted average common shares outstanding by approximately 0.2 million and 0.4 million shares, respectively.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires management to recognize lease assets and lease liabilities by lessees for all leases on the condensed consolidated balance sheets. ASU 2016-02 is effective beginning for our fiscal 2020 and interim periods included therein on a modified retrospective basis. We are currently evaluating the impact of the adoption of this requirement on the condensed consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under current guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. This new guidance is effective for our first quarter of fiscal 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on the condensed consolidated financial statements.
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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 1, 2016 through December 31, 2016 as the “third quarter of fiscal 2017” or the “third quarter ended December 31, 2016.” Similarly, we refer to the period from October 1, 2015 through December 31, 2015 as the “third quarter of fiscal 2016” or the “third quarter ended December 31, 2015.”

Acquisition
On June 1, 2016, we acquired Cambridge International Holdings Corp. ("Cambridge") for a cash purchase price of $213.4 million. The purchase price consists of an enterprise value of $210.0 million, excluding transaction costs and net of cash acquired, plus additional consideration of $3.4 million related to the acquisition of certain tax benefits and real property classified as held for sale at the acquisition date. Cambridge, with operations in Cambridge, Maryland and Matamoros, Mexico, is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. The acquisition of Cambridge expanded our presence in consumer-driven end markets in the Process & Motion Control platform. Our results of operations include the acquired operations subsequent to June 1, 2016.
Restructuring
During fiscal 2017, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three and nine months ended December 31, 2016, restructuring charges totaled $11.7 million and $21.7 million, respectively. For the three and nine months ended December 31, 2015, restructuring charges totaled $6.1 million and $10.7 million, respectively. Refer to Note 3, Restructuring and Other Similar Charges for further information.
Product Line Divestiture
During fiscal 2016, we decided to exit the non-strategic Rodney Hunt® Fontaine® (“RHF”) flow control gate product line.
For purposes of comparison in the following discussion of results of operations, the RHF net sales and loss from operations for the quarters and nine months ended December 31, 2016 and 2015 are presented below:

	Quarter Ended
	December 31, 2016	December 31, 2015	Change	% Change
Net sales	$2.4	$6.2	$(3.8)	(61.3)%
Loss from operations	(6.1)	(9.8)	3.7	(37.8)%

	Nine Months Ended
	December 31, 2016	December 31, 2015	Change	% Change
Net sales	$14.4	$31.7	$(17.3)	(54.6)%
Loss from operations	(13.2)	(17.1)	3.9	(22.8)%

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

Third Quarter Ended December 31, 2016 Compared with the Third Quarter Ended December 31, 2015:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2016	December 31, 2015	Change	% Change
Process & Motion Control	$270.3	$265.8	$4.5	1.7%
Water Management	181.5	194.4	(12.9)	(6.6)%
Consolidated	$451.8	$460.2	$(8.4)	(1.8)%
Process & Motion Control
Process & Motion Control net sales were $270.3 million in the third quarter of fiscal 2017, up 2% year over year. The Cambridge acquisition contributed 8%, and more than offset the 6% year over year decrease in core sales. Sales to OEM and end-user customers across several of our industrial process industry end markets were lower than the prior year, which offset growth in our consumer-facing end markets. Core growth in our US industrial distribution channels moderated against a more difficult year over year comparison.
Water Management
Water Management net sales were $181.5 million in the third quarter of fiscal 2017, a decline of 7% year over year. Core sales decreased 4% year over year, which excludes a 2% adverse impact associated with the exit of the Rodney Hunt® Fontaine® (“RHF”) product line and a 1% unfavorable impact from foreign currency translation. Project shipments to our global water and wastewater infrastructure end markets were lower than in the year-earlier quarter and more than offset stable demand in our nonresidential construction end markets.
Income from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2016	December 31, 2015	Change	% Change
Process & Motion Control	$28.6	$35.6	$(7.0)	(19.7)%
% of net sales	10.6%	13.4%	(2.8)%
Water Management	14.4	22.1	(7.7)	(34.8)%
% of net sales	7.9%	11.4%	(3.5)%
Corporate	(10.2)	(9.2)	(1.0)	(10.9)%
Consolidated	$32.8	$48.5	$(15.7)	(32.4)%
% of net sales	7.3%	10.5%	(3.2)%
Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2017 was $28.6 million, or 10.6% of net sales. Income from operations as a percentage of net sales decreased by 280 basis points year over year primarily due to the impact of lower core sales and the accelerated depreciation related to our Supply Chain Optimization and Footprint Repositioning program as the impact of incremental investments in our innovation, market expansion, and cost reduction initiatives was offset by our RBS-led productivity gains.
Water Management
Water Management income from operations was $14.4 million for the third quarter of fiscal 2017. Operating margin was 7.9% of net sales, a decrease of 350 basis points year over year. The contraction reflects the reduced level of sales and less favorable project mix, plus certain expense timing and the increased investment in our innovation and market expansion initiatives.
Corporate
Corporate expenses were $10.2 million in the third quarter of fiscal 2017 and $9.2 million in the third quarter of fiscal 2016. The increase in corporate expenses is primarily associated with higher year over year compensation-related costs (primarily stock-based compensation) relative to the third quarter of fiscal 2016.

Interest expense, net
Interest expense, net was $22.9 million in the third quarter of fiscal 2017 compared to $24.5 million in the third quarter of fiscal 2016. The year over year decrease in interest expense is a result of the impact of lower outstanding borrowings in the third quarter of fiscal 2017 following a $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017 and a $195.0 million prepayment made on our term loan in connection with the issuance of preferred stock in the third quarter of fiscal 2017. See Item 1, Note 11 Long-Term Debt for more information.
Loss on extinguishment of debt
During the third quarter of fiscal 2017, we completed a refinancing of our term loan facility. Upon completion of this transaction, we recognized a pre-tax loss of $7.8 million in accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $5.4 million of refinancing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $2.4 million. See Item 1, Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the third quarter of fiscal 2017 consisted of foreign currency transaction losses of $0.9 million and other miscellaneous income of $0.2 million. Other expense, net for the third quarter of fiscal 2016 consisted of a $0.2 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $1.2 million, partially offset by foreign currency transaction gains of $0.3 million.
Benefit for income taxes
The income tax benefit was $1.8 million in the third quarter of fiscal 2017 compared to an income tax benefit of $1.4 million in the third quarter of fiscal 2016. The effective income tax rate for the third quarter of fiscal 2017 was (128.6)% versus (6.1)% in the third quarter of fiscal 2016. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, see Item 1. Note 1, Recent Accounting Pronouncements), the recognition of net tax benefits associated with U.S. research and development credits and the Domestic Production Activities Deduction (DPAD), partially offset with the recognition of income tax expense relating to various foreign income tax audits. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2016 was primarily due to the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, as well as the accrual of Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch-related losses for U.S. income tax purposes.
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

Net income attributable to Rexnord common shareholders
Our net income attributable to Rexnord common shareholders for the third quarter of fiscal 2017 was $1.7 million, compared to net income of $24.4 million in the third quarter of fiscal 2016, as a result of the factors described above. Diluted net income per share attributable to Rexnord common shareholders was $0.02 in the third quarter of fiscal 2017, as compared to $0.24 in the third quarter of fiscal 2016.

Nine Months Ended December 31, 2016 Compared with the Nine Months Ended December 31, 2015:

Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2016	December 31, 2015	Change	% Change
Process & Motion Control	$820.9	$806.2	$14.7	1.8%
Water Management	593.7	625.0	(31.3)	(5.0)%
Consolidated	$1,414.6	$1,431.2	$(16.6)	(1.2)%

Process & Motion Control
Process & Motion Control net sales were $820.9 million in the first nine months of fiscal 2017, up 2% year over year. Excluding a 6% increase from the acquisition of Cambridge, core net sales declined 4%. Sales to OEM and end user customers across several of our industrial process end markets were lower than the prior year, which partially offset the positive sales growth in our industrial distribution channels and our consumer-facing end markets.

Water Management

Water Management net sales were $593.7 million in the first nine months of fiscal 2017, a 5% decline year over year. Water Management core net sales, which excludes a 3% adverse impact associated with the exit of the Rodney Hunt® Fontaine® (“RHF”) product line, decreased 2% during the first nine months of fiscal 2017. The decrease in core net sales is primarily the result of the timing of project shipments to our global water and wastewater infrastructure end markets that more than offset stable demand in our nonresidential construction end markets.

 Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2016	December 31, 2015	Change	% Change
Process & Motion Control	$91.3	$105.1	$(13.8)	(13.1)%
% of net sales	11.1%	13.0%	(1.9)%
Water Management	63.1	78.1	(15.0)	(19.2)%
% of net sales	10.6%	12.5%	(1.9)%
Corporate	(30.5)	(26.0)	(4.5)	(17.3)%
Consolidated	$123.9	$157.2	$(33.3)	(21.2)%
% of net sales	8.8%	11.0%	(2.2)%
Process & Motion Control

Process & Motion Control income from operations for the first nine months of fiscal 2017 was $91.3 million or 11.1% of net sales. Income from operations as a percentage of net sales decreased by 190 basis points year over year in the first nine months of fiscal 2017 primarily as a result of acquisition-related fair value adjustments and incremental investments in our innovation, market expansion and footprint repositioning actions, including an incremental 50 basis point impact for accelerated depreciation of certain assets.

Water Management

Water Management income from operations was $63.1 million for the first nine months of fiscal 2017, or 10.6% of net sales. Income from operations as a percentage of net sales decreased 190 basis points in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 as a result of the impact of lower sales year over year, less favorable project mix and increased investment in our innovation and market expansion initiatives.

Corporate

Corporate expenses were $30.5 million in the first nine months of fiscal 2017 and $26.0 million in the first nine months of fiscal 2016. The increase in corporate expenses is primarily associated with higher year over year compensation related costs (primarily stock-based compensation) relative to the first nine months of fiscal 2016.

Interest expense, net

Interest expense, net was $69.4 million in the first nine months of fiscal 2017 compared to $68.0 million in the first nine months of fiscal 2016. The year over year increase in interest expense is a result of our forward-starting interest rate swaps becoming effective in the third quarter of fiscal 2016, partially offset by lower outstanding borrowings in the first nine months of fiscal 2017 following the $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017 and the $195.0 million prepayment made on our term loan in connection with the term loan refinancing completed in the third quarter of fiscal 2017. See Item 1, Note 12 Derivative Financial Instruments and Item 1 Note 11 Long-Term Debt for more information.

Loss on extinguishment of debt
During the first nine months of fiscal 2017, we completed a refinancing of our term loan facility. Upon completion of this transaction, we recognized a pre-tax loss of $7.8 million in accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $5.4 million of re-financing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $2.4 million. See Item 1, Note 11 Long-Term Debt for more information.

Other expense, net

Other expense, net for the first nine months of fiscal 2017, consisted of foreign currency transaction losses of $1.9 million, a $0.2 million loss on the sale of long-lived assets and other miscellaneous expenses of $1.2 million. Other expense, net for the first nine months of fiscal 2016, consisted of foreign currency transaction losses of $1.4 million and other miscellaneous expense of $1.3 million, partially offset by $0.2 million gain on the sale of long-lived assets.

(Benefit) Provision for income taxes

The income tax benefit recorded in the first nine months of fiscal 2017 was $3.3 million compared to an income tax provision of $18.6 million in the first nine months of fiscal 2016. The effective income tax rate for the first nine months of fiscal 2017 was (7.6)% versus 21.5% in the first nine months of fiscal 2016. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, see Item 1. Note 1, Recent Accounting Pronouncements), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset with the recognition of income tax expense relating to various foreign income tax audits. The effective income tax rate for the first nine months of fiscal 2016 was below the U.S. federal statutory rate of 35% primarily due to the accrual of Domestic Production Activities Deduction (DPAD), the recognition of certain foreign branch-related losses for U.S. income tax purposes and the recognition of certain, previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

Net income attributable to Rexnord common shareholders

Our net income attributable to Rexnord common shareholders for the first nine months of fiscal 2017 was $45.2 million, compared to $68.3 million for the first nine months of fiscal 2016, as a result of the factors described above. Diluted income per share attributable to Rexnord common shareholders was $0.43 in the first nine months of fiscal 2017, as compared to $0.66 per share in the first nine months of fiscal 2016.

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

Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common shareholders in the nine months ended December 31, 2016 of $45.2 million and Adjusted EBITDA for the same period of $248.5 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios of 7.75 to 1.0 and, with respect to our revolving facility, also require us to remain at or below a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 3.5 to 1.0 at December 31, 2016). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2016 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2015	Year ended March 31, 2016	Nine months ended December 31, 2016	Twelve months ended December 31, 2016
Net income attributable to Rexnord common shareholders	$68.3	$67.9	$45.2	$44.8
Interest expense, net	68.0	91.4	69.4	92.8
Income tax provision (benefit)	18.6	17.1	(3.3)	(4.8)
Depreciation and amortization	86.1	115.4	79.1	108.4
EBITDA	$241.0	$291.8	$190.4	$241.2
Adjustments to EBITDA:
Operating loss from discontinued operations, net of tax (1)	—	1.4	—	1.4
Restructuring and other similar charges (2)	10.7	34.9	21.7	45.9
Stock-based compensation expense	5.8	7.5	9.8	11.5
LIFO expense (income) (3)	1.4	(0.8)	(0.2)	(2.4)
Acquisition-related fair value adjustment	—	—	4.3	4.3
Loss on the extinguishment of debt	—	—	7.8	7.8
Actuarial loss on pension and postretirement benefit obligations	—	12.9	—	12.9
Loss on RHF product line exit (4) (excluding restructuring and related charges)	11.1	21.3	9.5	19.7
Dividends on preferred stock	—	—	1.5	1.5
Other, net (5)	2.3	(3.5)	3.7	(2.1)
Subtotal of adjustments to EBITDA	$31.3	$73.7	$58.1	$100.5
Adjusted EBITDA	$272.3	$365.5	$248.5	$341.7
Pro forma adjustment for acquisitions (6)				$8.1
Pro forma Adjusted EBITDA				$349.8
Consolidated indebtedness (7)				$1,227.0
Total net leverage ratio (8)				3.5
__________________________________

(1)	Represents the loss on discontinued operations related to our former Mill Products business.

(2)
Represents restructuring costs comprised of workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs.  See Item 1, Note 3, Restructuring and Other Similar Charges for more information.

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

(5)	Other, net for the periods indicated, consists of:

(in millions)	Nine months ended December 31, 2015	Year ended March 31, 2016	Nine months ended December 31, 2016	Twelve months ended December 31, 2016
Other expense (income)
CDSOA anti-dumping settlement receipt	$—	$(8.4)	$—	$(8.4)
(Gain) loss on sale of long-lived assets	(0.2)	0.6	0.2	1.0
Loss on foreign currency transactions	1.4	3.0	1.9	3.5
Other miscellaneous expenses	1.3	1.7	1.2	1.6
Total other expense (income)	$2.5	$(3.1)	$3.3	$(2.3)

Other non-cash adjustments
Less: Non-controlling interest loss	$(0.2)	$(0.4)	$—	$(0.2)
Plus: Other non-cash charges	—	—	0.4	0.4
Total other non-cash adjustments	(0.2)	(0.4)	0.4	0.2

Total other, net	$2.3	$(3.5)	$3.7	$(2.1)

(6)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of Cambridge as permitted by our credit agreement. The pro forma adjustment includes the period from January 1, 2016 through the date of the acquisition. See Item 1, Note 2, Acquisitions for more information.

(7)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $399.9 million (as defined by the credit agreement) at December 31, 2016.

(8)	Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, borrowing availability of up to $265.0 million under our revolving credit facility, and availability of up to $100.0 million under our accounts receivable securitization program.
As of December 31, 2016, we had $429.3 million of cash and cash equivalents and $339.1 million of additional borrowing capacity ($246.2 million of available borrowings under our revolving credit facility and $92.9 million available under our accounts receivable securitization program). As of December 31, 2016, the available borrowings under our credit facility and accounts receivable securitization were reduced by $18.9 million due to outstanding letters of credit. As of March 31, 2016, we had $484.6 million of cash and cash equivalents and approximately $343.9 million of additional borrowing capacity ($243.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $122.1 million and $150.2 million in the first nine months of fiscal 2017 and 2016, respectively. The decrease in cash flows from operations is primarily driven by reduced operating profit on lower net sales, higher year over year cash interest and restructuring payments, offset by lower year over year cash tax payments and the expected benefit on other net working capital reductions.
Cash used for investing activities was $255.8 million in the first nine months of fiscal 2017 compared to $20.5 million in the first nine months of fiscal 2016. Investing activities in the first nine months of fiscal 2017 included $213.7 million of net cash associated with the acquisition of Cambridge and $44.0 million of capital expenditures, inclusive of approximately $18.7 million associated with our footprint repositioning actions. Investing activities during the first nine months of fiscal 2016 included $26.4 million of capital expenditures, partially offset by the receipt of $4.8 million in cash for the disposal of long-lived assets.
Cash provided by financing activities was $88.6 million in the first nine months of fiscal 2017 compared to cash used for financing activities of $58.4 million in the first nine months of fiscal 2016. During the first nine months of fiscal 2017, we received $390.2 million of proceeds from the closing of our preferred stock issuance on December 7, 2016, net of underwriting discounts, commissions and other direct costs of the offering (see Item 1 Note 6 Stockholders' Equity for additional details). The proceeds were partially offset by $305.5 million of net debt payments, primarily for voluntary prepayments on our Term Loan of $195.0 million in connection with the preferred stock issuance, as well as our first quarter voluntary prepayment on our then existing Term Loan of $95.0 million in the first quarter (see Item 1 Note 11 Long-Term Debt for additional details). The above two debt repayment transactions exclude $10.6 million of related debt issue costs. The first nine months of fiscal 2017 also includes $9.6 million of cash proceeds associated with stock option exercises. During the first nine months of fiscal 2017, we also settled the deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok S.p.A. Cash used for financing activities in the first nine months of fiscal 2016 consisted of $40.0 million of cash used to repurchase outstanding shares of our common stock under our board authorized stock repurchase program (see Item 1 Note 6 Stockholders' Equity for additional details). In addition, we paid $14.7 million of principal payments on our term loans, $3.7 million of other net debt payments and $0.9 million of financing fees in connection with extending our accounts receivable securitization program (see Item 1 Note 11 Long-Term Debt for additional details). The first nine months of fiscal 2016 also includes $0.9 million of cash provided by the excess tax benefit on stock option exercises.
Indebtedness
As of December 31, 2016 we had $1,626.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2016	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,587.8	$16.0	$1,571.8
New Market Tax Credit (2)	36.8	—	36.8
Other (3)	2.3	0.8	1.5
Total	$1,626.9	$16.8	$1,610.1
___________________________________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $18.6 million at December 31, 2016.

(2)
Includes unamortized debt issuance costs of $0.5 million at December 31, 2016. In connection with the New Market Tax Credit incentive program, we also provided an aggregate $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets.

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
Approximately 31% of our sales originated outside of the United States in the third quarter of fiscal 2017. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2016, stockholders' equity decreased by $33.4 million from March 31, 2016 as a result of foreign currency translation adjustments. If the USD had strengthened by an additional 10% as of December 31, 2016, the result would have decreased stockholders' equity by approximately $55.0 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At December 31, 2016, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $7.9 million increase in the fair value of foreign exchange forward contracts as of December 31, 2016.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2016, our outstanding borrowings under the term loan facility were $1,587.8 million (net of $18.6 million unamortized original issue discount and debt issuance costs) and bore an effective average interest rate of 3.75%, determined as the London Interbank Offered Rate ("LIBOR"), subject to a 1% floor, plus 2.75%.
In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). Those interest rate swaps became effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we entered into two interest rate caps in order to mitigate exposure to increasing interest rates on variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 87% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the December 31, 2016 market interest rate would increase interest expense under our term loan facility by approximately $9.1 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $9.6 million of annual interest expense under our term loan facility.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 31, 2016, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. A total of approximately $160.0 million remained of the existing repurchase authority at December 31, 2016. No shares were repurchased during the third quarter of fiscal 2017.

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	February 1, 2017	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith

3.1
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (the “Series A Preferred Designations”)*

3.2	Amended and Restated By-Laws, as amended through January 5, 2017**

4.1	Form of Certificate for the 5.75% Series A Mandatory Convertible Preferred Stock*

4.2
Deposit Agreement, dated as of December 7, 2016, among Rexnord Corporation and American Stock Transfer & Trust Company, LLC, acting as depositary, and the holders from time to time of the receipts issued thereunder*

4.3	Form of Depositary Receipt for the Depositary Shares*

4.4	Series A Preferred Designations (see Exhibit 3.1 hereto)

10.1
Incremental Assumption Agreement, dated as of November 2, 2016, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, the lenders party thereto, and Credit Suisse AG, as administrative agent, related to the Third Amended and Restated First Lien Credit Agreement (revolving facility)***

10.2
Incremental Assumption Agreement, dated as of December 16, 2016, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, as administrative agent, related to the Third Amended and Restated First Lien Credit Agreement (term loan facility) #

10.3
Underwriting Agreement, dated December 1, 2016, among Rexnord Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the underwriters named in Schedule A thereto ##

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
________________________

*	Incorporated by reference to the same exhibit number in the Company’s Form 8-K dated December 1, 2016.

**	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 5, 2017.

***	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 2, 2016.

#	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2016.

##	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated December 1, 2016.