Form 10-K
period 2017-03-31
Rexnord Corp
filed 2017-05-17
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

247 Freshwater Way, Suite 300, Milwaukee, Wisconsin	53204
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 643-3739
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange of Which Registered
Common Stock $.01 par value	The New York Stock Exchange
Depository Shares, each representing a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock, $.01 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
__________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of September 30, 2016, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $21.41 closing price on the New York Stock Exchange on September 30, 2016) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $2,193.2 million.
As of May 12, 2017, there were 103,661,298 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2018 annual meeting of stockholders, to be held on or about July 27, 2017, which proxy statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our indebtedness;

•	our competitive environment;

•	general economic and business conditions, market factors and our exposure to customers in cyclical industries;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	risks associated with our international operations;

•	the loss of any significant customer;

•	dependence on independent distributors;

•	increases in cost of our raw materials and our possible inability to increase product prices to offset such increases;

•	impact of weather on the demand for our products;

•	changes in technology and manufacturing techniques;

•	performance, and potential failure, of our information and data security systems;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	legislative, regulatory and legal developments involving taxes;

•	the costs associated with asbestos claims and other potential product liability;

•	the costs related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	our access to available and reasonable financing on a timely basis;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;

•	reliance on intellectual property;

•	work stoppages by unionized employees;

•	loss of key personnel;

•	changes in pension funding requirements;

•	potential impairment of goodwill and intangible assets; and

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.
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

ITEM 1. BUSINESS.
Our Company
Rexnord Corporation, a Delaware corporation incorporated in 2006, is a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly-trusted brands that serve a diverse array of global end markets. We currently operate our business in two strategic platforms - Process & Motion Control and Water Management, both of which have expanded significantly by means of acquisitions of other companies or operations; see "Acquisitions and Divestitures" below for further information as to recent transactions. Our heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our Company in a disciplined way and the Rexnord Business System (“RBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
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
We believe that we have one of the broadest portfolios of highly engineered, mission and project-critical Process & Motion Control products for industrial, consumer goods, and aerospace applications worldwide. Our Process & Motion Control portfolio includes products and services used to safely, reliably and efficiently solve a wide range of demanding process and discrete automation and motion control applications. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, commercial and institutional construction market for water management products as well as municipal water and wastewater treatment markets. Our Water Management product portfolio includes building and site water management solutions used primarily in nonresidential construction and retrofit end markets and engineered flow control products for the municipal water and wastewater treatment market worldwide.
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
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our footprint encompasses 45 principal Process & Motion Control manufacturing, warehouse, and repair facilities and 24 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” means Rexnord Corporation and its consolidated subsidiaries. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2017, or fiscal 2017, means the period from April 1, 2016 to March 31, 2017.

RBS
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

Our Platforms
Below is a summary of our net sales by segment and geographic region of origination (dollars in millions):

	Year Ended March 31, 2017
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$753.6	$218.9	$162.2	$1,134.7
% of net sales	66.4%	19.3%	14.3%	100.0%
Water Management	566.7	113.7	103.1	783.5
% of net sales	72.3%	14.5%	13.2%	100.0%
Consolidated	$1,320.3	$332.6	$265.3	$1,918.2
% of net sales	68.9%	17.3%	13.8%	100.0%
See more information regarding our segments and our sales by geography within Item 8, Note 20 Business Segment Information.

Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services a broad range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Our products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop®, Falk®, Link-Belt® and Cambridge®. We sell our Process & Motion Control products and services into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications.
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring maintenance, repair, and operations ("MRO") demand for our products. We estimate that approximately half of our Process & Motion Control net sales are to distributors, who provide an aftermarket channel to primarily serve OEM and end-user MRO demand generated by the installed base of our products through approximately 2,300 distribution points across 110 countries.
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

Water Management
Our Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, GA®, Green Turtle® and VAG®.
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
Our Water Management platform has an extensive sales and marketing network spanning 50 countries, which consists of approximately 1,100 independent sales representatives across 200 sales agencies in addition to 240 direct sales and marketing associates who work with local engineers, contractors, builders, and architects to specify our products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, contractors, builders, and architects has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.

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

Our Products
Process & Motion Control Products
Our Process & Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user's total production cost. We believe, because the costs associated with a Process & Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process & Motion Control products with superior quality, reliability, and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to a strong preference to replace products “like-for-like” while driving recurring MRO revenues and linking first-fit specifications to market share gain. Our leading Process & Motion Control brands include Rexnord, Rex, Addax®, Euroflex®, Falk, FlatTop, Cambridge, Link-Belt, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, and Tollok®.
Motion Control Products
We are a leading manufacturer and supplier of highly engineered mechanical power transmission components used to affect and control material movement within heavy-duty process automation and discrete automation applications. Our motion control products include table top conveying chain and related accessories, metal conveying and engineered woven metals, gearing & gear drives, conveying equipment, industrial chain, and custom assemblies. Our FlatTop highly-engineered table top conveyor chain and related conveyor system accessories are used in discrete automation applications such as high-speed beverage-filling operations and is primarily sold to the food and beverage processing and packaging, consumer products, warehousing and distribution, automotive, and parts processing industries. Our gear drives reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment or an element of a larger mechanical system (such as a conveyor system). We produce a wide range of heavy, medium, and light-duty gear drives for bulk and unit material handling, mixing, pumping, and general gearing applications. Our conveying equipment components and industrial chain products are used primarily in heavy-duty process automation applications in numerous industries, including mining, construction and agricultural equipment, forest and wood products, cement and aggregates processing and hydrocarbon processing.

In fiscal 2017, we purchased Cambridge International Holdings Corp. ("Cambridge"), which is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. We also produce custom-engineered, application-specific miniature gearboxes and motion control assemblies and components that are supplied to a variety of end markets, including aerospace and defense, medical equipment, robotics, semiconductor, instrumentation, and satellite communications.
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

Water Management Products
Water Management products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many Water Management products must meet the stringent country-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, UL, FM, PDI, AWWA, DVGW, UBA, WRAS, NF, ACS, and KIWA). In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders, and architects. Among our leading brands are Zurn, Wilkins, and VAG.
Water Safety, Quality, and Flow Control Products
Our water safety, quality, and flow control products are sold under the Zurn and Wilkins brand names and encompass a wide range of valve products, distribution and drainage products, and site works products. Key valve products include backflow preventers, fire system valves, pressure reducing valves, and thermostatic mixing valves. These highly-specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, they are sold into commercial, institutional, and industrial new construction and retrofit applications as well as the fire protection, waterworks, and irrigation end markets.
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
Water Conservation Products
Water conservation products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves, and faucets. Zurn's finish plumbing products include manual and sensor-operated flush valves marketed under the Aquaflush®, AquaSense®, and AquaVantage® names and heavy duty commercial faucets marketed under the AquaSpec® name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retrofit bathroom fixture installations.
Water and Wastewater Infrastructure Products
Our water and wastewater products are primarily sold under the VAG, GA, and Wilkins brand names and are used to control the flow of water and wastewater throughout the water cycle from raw water through collection, storage, distribution, and wastewater treatment. These products are highly specified, designed, and engineered; many include proprietary design features that provide differentiated component performance and enhanced system reliability. Products include automatic control valves, check valves, air valves, butterfly valves, hydrants, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Our comprehensive product range is primarily sold into the growing and less-cyclical water supply and treatment markets worldwide.

Acquisitions and Divestitures
Mergers and acquisitions are a critical part of the Rexnord growth strategy. Our strategy is to build around our global strategic platforms by acquiring leading industrial manufacturing companies in attractive markets, with businesses that we believe will benefit from RBS to increase customer satisfaction, revenue growth and operating margins. In our last three fiscal years, we have completed several acquisitions within our Process & Motion Control and Water Management platforms focused on expanding our product portfolio and global presence in the end markets we serve; those acquisitions are further described below. The respective purchase prices for these transactions are stated net of cash acquired and excludes transaction costs. Pro forma financial information has not been presented for any of these acquisitions as the net effects were neither significant nor material to Rexnord’s results of operations or financial position.
Process & Motion Control

•
June 1, 2016 - We acquired Cambridge, which has operations in Cambridge, Maryland and Matamoros, Mexico. Cambridge is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications, for a cash purchase price of $213.4 million.

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
Process & Motion Control

•
During fiscal 2015, we ceased operations in our non-core Mill Products business, which conducted its operations in the United States and Australia. Historical results associated with this business are presented as a discontinued operation in our consolidated financial statements. Refer to Item 8, Note 4 Discontinued Operations for additional information.

Water Management

•
During fiscal 2016, we decided to exit product lines sold under the Rodney Hunt Fontaine® tradename ("RHF"), which resulted in the recognition of various non-cash charges related to the impairment of property and equipment, impairment of intangible assets and other exit-related costs. As of the end of fiscal 2017, the exit of the RHF product line was substantially complete. Refer to Item 8, Note 5 Restructuring and Other Similar Charges for additional information.

Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users for their MRO requirements either directly in certain regions or, more commonly, through industrial distributors as aftermarket products. While approximately 48% of our Process & Motion Control net sales are through our distribution partners, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,300 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.4%, 8.4%, and 8.9% of consolidated net sales during the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
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

Water Management Customers
Our water safety, quality, flow control, and conservation products are sold for new construction, remodeling, and retrofit applications to customers in our commercial construction, institutional, infrastructure, and residential construction end markets and are distributed through independent sales representatives, plumbing wholesalers, and industry-specific distributors in the foodservice, industrial, janitorial, and sanitation industries. Our independent sales representatives work with architects, engineers, building owners and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with knowledge of the local markets to provide contractors with value-added service. We use approximately 1,100 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times.
Water and infrastructure end users primarily consist of municipalities. Our independent sales representatives, as well as approximately 240 direct sales and marketing associates, work with these end users, as well as their general contractors and engineering firms, to provide them with the engineered solutions that meet their needs. VAG, GA, and Wilkins benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.

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

Product Development
The majority of our new product development begins with our extensive “Voice of the Customer” operating philosophy. We have a team of approximately 340 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 30 specialists that offers testing capability and design support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 300 United States active patents and approximately 700 active foreign patents as of March 31, 2017. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 100 United States active patents and approximately 100 foreign active patents as of March 31, 2017. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation. During fiscal 2017, 2016 and 2015 our total investment in research, development and engineering was $38.3 million, $37.2 million, and $38.8 million, respectively, or approximately 2% of net sales.

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

Backlog
Our backlog of unshipped orders was $434 million and $409 million as of March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, approximately 15% of our backlog was scheduled to ship beyond fiscal 2018. Also, see Item 1A Risk Factors of this report for more information on the risks associated with backlog.

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
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns. See Item 1A Risk Factors of this report for more information on the risks associated with general economic conditions.

Employees
As of March 31, 2017, we had approximately 8,000 employees, of whom approximately 4,000 were employed in the United States. Approximately 300 of our United States employees are represented by labor unions. We are currently party to four collective bargaining agreements in the United States and expect one collective bargaining agreement to expire in the first half of fiscal 2018. The remaining three collective bargaining agreements have expiration dates that range from November 2017 through October 2019. Additionally, approximately 1,900 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.

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

Additional Information
The address of our principal executive office is 247 Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (414) 643-3739. Our internet website address is www.rexnord.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The SEC's Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS.
We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. In addition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results. If any of these risks materialize, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
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

The markets in which we sell our products are highly competitive; an inability to effectively compete may adversely affect our financial conditions and results of operations.
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
We operate in highly fragmented markets within the Process & Motion Control platform. As a result, we compete against numerous companies. Competition in our business lines is based on a number of considerations, including product performance, cost of transportation in the distribution of products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger customers continue to attempt to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a competitively priced broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We cannot assure that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.
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

We may be unable to realize intended benefits from our ongoing supply chain optimization and footprint repositioning initiatives, restructuring and divestiture efforts, and as a result our profitability may be hurt or our business otherwise might be adversely affected.
In order to operate more efficiently and control costs, we undertake from time to time restructuring plans, which can include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also choose to divest operations which we no longer believe are additive or complementary to our platforms or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus and/or to address overall manufacturing overcapacity, including as a result of acquisitions. We may undertake further restructuring actions, workforce reductions or divestitures in the future. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.

In addition, as a result of such actions, we expect to incur restructuring expenses and other charges, which may be material, and may exceed our estimates. Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations and other aspects of our business. Employee morale and productivity could also suffer or result in unintended employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause further disruption and additional unanticipated expense.

General economic and financial market weakness, as well as overall challenging market cycles, may adversely affect our financial condition or results of operations.
Our business operations have been adversely affected from time to time by volatility and weaknesses in the global economy and financial markets. A weakening of current conditions or a future downturn may adversely affect our future results of operations and financial condition. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products could reduce demand for products and result in a decrease in sales volume for a prolonged period of time, which would have a negative impact on our future results of operations.
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
Additionally, some of our products are used in the energy, mining and cement and aggregates markets. Reductions and volatility in the prices of petroleum-related products and certain other mined raw materials costs have adversely affected the energy and mining industries, reducing their capital investments and the demand for certain of our products. Some customers may defer or cancel anticipated expenditures, projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Weakness in those markets may also affect pricing of our products that are sold for use in those markets.
Volatility and disruption of financial markets could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us.

Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows.
Our business is subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 31% of our total net sales in fiscal 2017 originated outside of the U.S. Additionally, we have significant manufacturing operations outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to global operations, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	foreign exchange controls;

•	tariff increases or other trade protection measures;

•	compliance with export controls, import and export licensing requirements, and other trade compliance regulations;

•	changes in tax laws;

•	interest rates;

•	differences in business practices in various countries;

•	changes and differences in regulatory requirements in countries in which we operate or make sales;

•	differing labor regulations, practices and standards;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments, move operations or acquire new businesses in these jurisdictions;

•	political or economic instability relating to the "Brexit" process in the United Kingdom;

•	restrictions under U.S. tax laws and other laws on our ability to repatriate dividends from our foreign subsidiaries; and

•	exposure to liabilities under anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA").
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During fiscal 2017, our top 20 customers accounted for approximately 35.6% of our consolidated net sales, and our largest customer accounted for 8.4% of our consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our backlog, business, financial condition, results of operations or cash flows. As of March 31, 2017, approximately 15% of our backlog was scheduled to ship beyond fiscal 2018.

We rely on independent distributors. Termination of one or more of our relationships with any of our key independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,300 distributor locations nationwide; however, for fiscal 2017, approximately 23% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 14% of Process & Motion Control net sales. Within Water Management, we depend on 1,100 independent sales representatives and approximately 60 third-party warehouses to distribute our products; however, for fiscal 2017, our three key independent distributors generated approximately 29% of our Water Management net sales with the largest accounting for 17% of Water Management net sales.
The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors' sales of our competitors' products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An inability to identify, or effectively integrate, acquisitions could adversely affect our business, financial condition, results of operations or cash flows.
Acquisitions are part of our growth strategy. In fiscal 2017, we acquired Cambridge. We cannot ensure that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition, that we will be able to successfully integrate any acquired business or operations, or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we ensure that our acquisition strategies will be successfully received by customers or achieve their intended benefits.

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

If we are unable to effectively manage risks associated with changing technology, product innovation and new product development, manufacturing techniques, distribution channels and business continuity, we may be at a competitive disadvantage.
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
Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries. While we have taken steps to maintain and enhance adequate data security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes and by securing insurance, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Weather could adversely affect the demand for products in our Water Management platform and decrease our net sales.
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
As of March 31, 2017, we had approximately 8,000 employees. Approximately 300 of our United States employees are represented by labor unions and approximately 1,900 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Financial Risks
Financial risk relates to our ability to meet our financial obligations. It includes our highly leveraged capital structure, compliance with debt covenants, access to liquidity and restrictive credit agreements.

Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions and prevent us from making debt service payments.
Although we reduced our long-term debt in fiscal 2017, we are still a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. In addition, our hedging arrangements may not protect us to the extent we expect. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional information.
Also, in spite of the limitations in our credit agreement, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information about our indebtedness, see Item 8, Note 11 Long-Term Debt.

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
Our credit agreement contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios, which could result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Failure to comply with certain covenants of the credit agreement could result in a default under our debt agreements. For more information, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

The restrictions contained in the credit agreement could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•	restrict our ability to repurchase shares of our common stock;

•
adversely affect our ability to finance our operations, to enter into strategic acquisitions, to fund investments or other capital needs or to engage in other business activities that would be in our interest; and

•	limit our access to the cash generated by our subsidiaries.
Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first- priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets and in excess of our stockholders equity.
As of March 31, 2017, our goodwill and intangible assets totaled $1,318.2 million and $558.6 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.

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
Our ability to pay dividends on our mandatory convertible preferred stock may be limited.
Payment of dividends on our mandatory convertible preferred stock in the future will be determined by our board of directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. Our failure to pay such dividends could harm our reputation and our ability to obtain future financing or capital.
We are a holding company and depend upon distributions of cash from our subsidiaries to fund our cash needs, including dividends on the mandatory convertible preferred stock. Our credit agreement contains limitations on the ability of our subsidiaries to pay dividends or make distributions to us. In the event that our credit agreement restricts our ability to obtain cash from our subsidiaries needed to pay dividends in cash on our mandatory convertible preferred stock, we may be unable to pay dividends in cash on the mandatory convertible preferred stock.
In addition, under Delaware law, our board of directors may declare dividends on our capital stock only to the extent of our statutory “surplus,” or, if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay cash dividends on the mandatory convertible preferred stock, we may not have sufficient cash to pay dividends in cash on the mandatory convertible preferred stock.
If, upon mandatory conversion or an early conversion at the option of a holder, we have not declared and paid all or any portion of the accumulated and unpaid dividends payable on the mandatory convertible preferred stock for specified periods, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of common stock having a market value generally equal to the amount of such accumulated and unpaid dividends, subject to limitations. This issuance of additional common stock to satisfy the accumulated and unpaid dividends payable on the mandatory convertible preferred stock, or generally upon its conversion, could negatively impact our share price.

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

Our failure to comply with government regulations and requirements, third-party certification requirements and customer-driven policies and standards, including those related to social responsibility, could adversely affect our reputation, business and results of operations.
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
We are subject to U.S. federal and state, and other countries' and jurisdictions', income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities may require significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity. In this regard, the U.S., the European Union and member states along with numerous other countries are currently engaged in establishing fundamental changes to tax laws affecting the taxation of multinational corporations.  Currently, a significant amount of our revenue is generated from customers located outside of the United States, and an increasingly greater portion of our assets and employees are located outside of the U.S. United States income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. However, current U.S. tax laws may provide significant impediments to and tax expense upon repatriating funds, if we would determine to do so in the future. Future legislation may substantially reduce (or have the effect of substantially reducing) our ability to defer U.S. taxes on profit permanently reinvested outside the United States. Additionally, any such developments in the U.S. or in other countries could have a negative impact on our ability to compete in the global marketplace.

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
The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 8, Note 18 Commitments and Contingencies for additional information.

Certain subsidiaries are subject to litigation, including numerous asbestos and product liability claims, which could adversely affect our business, financial condition, results of operations or cash flows.
Certain subsidiaries are co-defendants in various lawsuits in a number of U.S. jurisdictions alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If our insurance or indemnification coverage is not adequate to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
See Item 8, Note 18 Commitments and Contingencies for additional details.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2017, we had 45 principal manufacturing, warehouse and repair facilities as set forth below:

		Total Square Feet
Location (1)	Number of Facilities	Owned	Leased
North America	25	2,765,000	876,000
Europe	9	442,000	168,000
Asia	6	292,000	39,000
South America	2	77,000	15,000
Africa	1	80,000	—
Australia	2	—	63,000
_______________________

(1)	Excludes 361,000 square feet related to five facilities that have closed or are closing as a result of our ongoing supply chain optimization and footprint repositioning initiatives.
Within Water Management, as of March 31, 2017, we had 24 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location (2)	Number of Facilities	Owned	Leased
North America	18	917,000	746,000
Europe	2	506,000	356,000
Asia	2	79,000	265,000
Africa	1	—	22,000
Australia	1	—	29,000
_______________________

(2)	Excludes 460,000 square feet related to two facilities that are closing as a result of our ongoing supply chain optimization and footprint repositioning initiatives.

We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 18 Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

*                *                *
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	46	President, Chief Executive Officer and Director	2009
Mark W. Peterson	45	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	51	President - Consumer Goods - PMC and Regional Executive India and Middle East	2016
Rodney Jackson	47	Senior Vice President-Business and Corporate Development	2014
George J. Powers	50	Chief Human Resources Officer	2015
Matthew J. Stillings	46	Group Executive, President - Water Management Platform	2016
Craig G. Wehr	52	Group Executive, President - Zurn	2013
Patricia M. Whaley	58	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	50	Group Executive, President - Process & Motion Control Platform	2016
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
Sudhanshu Chhabra became President – Consumer Goods - Process & Motion Control Platform in July 2016. Mr. Chhabra joined Rexnord in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Rexnord, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, since 2005, most recently as President – Asia, Gilbarco Veeder-Root Inc. in 2014 and as Managing Director – India, Gilbarco Veeder-Root Inc. from 2007 to 2013. Prior to his service with Danaher, Mr. Chhabra served in various roles with Eaton Corporation, Cummins Engine Company and SKF Bearings.
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
Matthew J. Stillings became Group Executive and President of our Water Management Platform in October 2016. Prior to joining Rexnord, Mr. Stillings held various positions with increasing responsibility at IDEX Corporation, a manufacturer of pumps, flow meters and other fluidic systems and components and engineered products, serving as Senior Vice President, Group Executive from 2014 through September 2016, as President, Energy & Fuels Group and President, IDEX India from 2011 until 2014, and as President, Micropump Inc. and President, Trebor International Inc. from 2008 until 2011.

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
Kevin J. Zaba became President of our Process & Motion Control Platform in April 2016. He also served as the President of our Power Transmission Group from 2014 to 2016. Prior to joining Rexnord, Mr. Zaba served in various positions with Rockwell Automation, Inc., a leader in industrial automation and information, since 2004, most recently as Vice President – Solutions, Services & Sales in 2014, as Vice President / General Manager – Control & Visualization Products Business from 2011 to 2014 and as Managing Director – Systems and Solutions Asia Pacific Region from 2008 to 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN." The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2016	High	Low
First quarter	$27.73	$23.42
Second quarter	$24.32	$16.60
Third quarter	$20.98	$16.33
Fourth quarter	$20.63	$14.04

Fiscal 2017	High	Low
First quarter	$22.97	$18.38
Second quarter	$22.50	$18.97
Third quarter	$22.17	$15.80
Fourth quarter	$24.55	$19.69
As of May 12, 2017, there were 5 holders of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 1,900.
Dividend Policy
We did not pay any dividends on our common stock in fiscal 2017 or 2016. We currently intend to retain all future earnings attributable to Rexnord common shareholders, if any, for use in the operation of our business and to fund future growth. In addition, our preferred stock and our credit agreement limits our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
Refer to Item 8, Note 19 Public Offering and Common Stock Repurchases for information related to our fiscal 2016 share repurchases. There were no shares repurchased in the fourth quarter of fiscal 2017.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required is incorporated by reference from Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrial Index for the five-year period ended March 31, 2017. We chose the S&P 1500 Industrial Index because a portion of our Performance Stock Units are measured relative to the total shareholder return of this index. Refer to Item 8, Note 15 Stock-Based Compensation for additional information. The graph assumes the value of the investment in our common stock and each index was $100 on March 30, 2012 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/12	3/13	3/14	3/15	3/16	3/17
Rexnord Corporation	$100.00	$100.62	$137.35	$126.49	$95.83	$109.38
S&P 500 Index	$100.00	$111.41	$132.93	$146.82	$146.24	$167.75
S&P 1500 Industrial Index	$100.00	$113.69	$141.37	$150.17	$150.13	$175.45

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2017, or fiscal 2017, means the period from April 1, 2016 to March 31, 2017. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2017 (1)	Year Ended March 31, 2016	Year Ended March 31, 2015 (2)	Year Ended March 31, 2014 (3)	Year Ended March 31, 2013 (4)
Statements of Operations:
Net sales	$1,918.2	$1,923.8	$2,050.2	$2,034.3	$1,943.5
Cost of sales	1,250.2	1,258.6	1,304.0	1,280.9	1,226.9
Gross profit	668.0	665.2	746.2	753.4	716.6
Selling, general and administrative expenses	413.2	385.7	415.1	419.1	398.4
Zurn PEX loss contingency (5)	—	—	—	—	10.1
Restructuring and other similar charges	31.6	34.9	12.9	8.4	8.6
Actuarial (gain) loss on pension and postretirement benefit obligations	(2.6)	12.9	59.4	2.7	5.5
Amortization of intangible assets	42.1	57.4	55.1	50.8	51.1
Income from operations	183.7	174.3	203.7	272.4	242.9
Non-operating (expense) income:
Interest expense, net	(88.7)	(91.4)	(87.9)	(109.1)	(153.3)
Loss on the extinguishment of debt (6)	(7.8)	—	—	(133.2)	(24.0)
Other (expense) income, net (7)	(5.2)	3.1	(7.2)	(15.1)	(2.9)
Income from continuing operations before income taxes	82.0	86.0	108.6	15.0	62.7
Provision (benefit) for income taxes	7.9	17.1	16.8	(10.0)	15.4
Net income from continuing operations	74.1	68.9	91.8	25.0	47.3
(Loss) income from discontinued operations, net of tax (8)	—	(1.4)	(8.0)	4.6	2.8
Net income	74.1	67.5	83.8	29.6	50.1
Non-controlling interest loss	—	(0.4)	—	(0.6)	—
Net income attributable to Rexnord	74.1	67.9	83.8	30.2	50.1
Dividends on preferred stock	(7.3)	—	—	—	—
Net income attributable to Rexnord common stockholders	$66.8	$67.9	$83.8	$30.2	$50.1

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.65	$0.69	$0.90	$0.26	$0.49
Discontinued operations	$—	$(0.01)	$(0.08)	$0.05	$0.03
Net income	$0.65	$0.67	$0.82	$0.31	$0.52
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.64	$0.67	$0.88	$0.25	$0.47
Discontinued operations	$—	$(0.01)	$(0.08)	$0.05	$0.03
Net income	$0.64	$0.66	$0.80	$0.30	$0.50
Weighted-average number of common shares outstanding (in thousands):
Basic	102,753	100,841	101,530	98,105	95,972
Effect of dilutive stock options	2,031	2,469	3,197	3,213	3,894
Diluted	104,784	103,310	104,727	101,318	99,866

Other Data:
Net cash provided by (used for):
Operating activities	195.1	219.0	245.9	190.8	144.5
Investing activities	(264.0)	(45.2)	(177.3)	(163.8)	(81.8)
Financing activities	79.9	(56.3)	(17.4)	(210.3)	165.7
Depreciation and amortization of intangible assets	105.4	115.4	112.2	106.9	110.9
Capital expenditures	54.5	52.1	48.8	52.2	60.1

	March 31,
(in millions)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$490.1	$484.6	$370.3	$339.0	$524.1
Working capital (9)	777.8	771.7	694.6	700.0	666.7
Total assets	3,539.3	3,354.8	3,409.3	3,371.3	3,455.5
Total debt (10)	1,622.7	1,920.1	1,940.0	1,959.8	2,113.3
Stockholders’ equity	1,070.6	588.0	552.7	562.1	428.5
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2017 reflects the acquisition of Cambridge subsequent to June 1, 2016. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.

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

(3)
Consolidated financial data as of and for the year ended March 31, 2014 reflects the acquisition of Klamflex Pipe Couplings Ltd. subsequent to April 26, 2013, Micro Precision Gear Technology Limited subsequent to August 21, 2013, L.W. Gemmell subsequent to August 30, 2013, and Precision Gear Holdings, LLC subsequent to December 16, 2013. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

(4)
Consolidated financial data as of and for the year ended March 31, 2013 reflects the acquisition of Cline Acquisition Corp. subsequent to December 13, 2012 and excludes the assets associated with a divestiture of an engineered chain business located in Shanghai, China on December 18, 2012. As a result, the comparability of the operating results for the period presented is affected by the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition and the assets divested on the date of that divestiture.

(5)
In the year ended March 31, 2013, we recognized a $10.1 million incremental charge related to a legal settlement reached in connection with litigation associated with alleged failure or anticipated failure of Zurn brass fittings.

(6)
During fiscal 2017, we recognized a $7.8 million loss on the debt extinguishment associated with the term debt refinancing and debt prepayments, which was comprised of $5.4 million of refinancing related costs, as well as a non-cash write-off of unamortized original issue discount and debt issuance costs associated with previously outstanding debt of $2.4 million. Refer to Item 8, Note 11 Long-Term Debt for additional information. In the year ended March 31, 2014, we recognized a $133.2 million loss on the extinguishment of debt, which consisted of a $109.9 million bond tender premium paid to holders of our former 8.50% Notes as a result of the tender offer and redemption, third party transaction costs of $5.3 million and a $14.0 million non-cash write-off of deferred financing fees and net original issue discount associated with the extinguished, then-existing term loan debt. In addition, we recognized a $4.0 million loss associated with the $150.0 million prepayment under our former credit agreement.

(7)
Other (expense) income, net includes the impact of foreign currency transactions and other miscellaneous expenses and income. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further information.

(8)
In fiscal 2015, we discontinued the Mill Products business. In fiscal 2013, we completed the sale of a non-core engineered chain business located in Shanghai, China. Accordingly, the results of operations for both have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

(9)	Working capital represents total current assets less total current liabilities.

(10)	Total debt represents long-term debt, net of an unamortized original issue discount and deferred financing costs, plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisitions of Green Turtle Technologies Ltd., Green Turtle Americas Ltd., and Filamat Composites Inc. (collectively "Green Turtle"), Tollok S.p.A. ("Tollok"), Euroflex Transmissions (India) Private Limited ("Euroflex"), and Cambridge International Holdings Corp. ("Cambridge"). Our financial performance includes Green Turtle subsequent to April 15, 2014, Tollok subsequent to October 30, 2014, Euroflex subsequent to January 12, 2015, and Cambridge subsequent to June 1, 2016. Accordingly, the discussion and analysis does not reflect the impact of Green Turtle, Tollok, Euroflex, and Cambridge transactions prior to the respective closing date.
In addition, the following discussion of results of operations and financial condition exclude our former non-core business that manufactured ring gears and pinions utilized for crushing machinery applications in the mining sector ("Mill Products"). We exited the Mill Products business during fiscal 2015 and accordingly all results of operations and financial condition associated with Mill Products have been reclassified to discontinued operations.
You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year ends on March 31 of each calendar year. For example, our fiscal year 2017, or fiscal 2017, means the period from April 1, 2016 to March 31, 2017.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also “Cautionary Notice Regarding Forward-Looking Statements” found elsewhere in this report.
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
Recent Accounting Pronouncements. This section cites to the discussion of new or revised accounting pronouncements and standards in Note 2 to the consolidated financial statements.
Overview of Recent Developments. This section provides a description of the recent events impacting the fiscal 2017 results of operations.
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2017 and 2016 in each case as compared to the prior period's performance.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement require us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2017, 2016 and 2015, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2017.
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
Refer to Item 1, Business for additional information.

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
The largest component of our cost of sales is cost of materials, which represented approximately 37% of net sales in fiscal 2017. The principal materials used in our Process & Motion Control manufacturing processes are commodities that are available from numerous sources and include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 15% of net sales in fiscal 2017.
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
In addition to the accounting policies disclosed in Note 1 to the consolidated financial statements, we believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require difficult, subjective and/or complex judgments in the preparation of our consolidated financial statements.

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
Receivables. Receivables are stated net of allowances for doubtful accounts of $10.6 million at March 31, 2017 and $8.9 million at March 31, 2016. We evaluate the collectability of our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 60% of the Company’s total inventories as of March 31, 2017 and 2016 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $7.6 million, $9.5 million and $5.2 million, during fiscal 2017, 2016 and 2015, respectively.
Purchase accounting and business combinations. Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We review and consider input from outside specialists, if and when appropriate, and use estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. We may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations.
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
Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections and a market value approach. The estimated fair value of the Company's reporting units is dependent on several significant assumptions, including its weighted average cost of capital (discount rate), future earnings and cash flow projections.
In connection with our ongoing supply chain optimization and footprint repositioning initiatives, we have taken several actions to consolidate existing manufacturing facilities and rationalize our product offerings. These actions require us to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives of such assets require adjustment. During fiscal 2017 and 2016 we recognized impairment charges associated with these fixed assets of $1.5 million and $6.6 million, respectively. While we did not recognize any impairment charges associated with intangible assets related to these initiatives during fiscal 2017, we recognized $10.9 million of impairment charges associated with intangible assets during fiscal 2016, which were recorded in Restructuring and other similar charges.
See Item 8, Note 5 Restructuring and Other Similar Costs for more information. The impairment of fixed assets and intangible assets was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Refer to Note 13, Fair Value Measurements for additional information.
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

We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During fiscal 2017, we recognized a non-cash actuarial gain of $2.6 million and non-cash actuarial losses of $12.9 million and $59.4 million, in fiscal years 2016 and 2015, respectively, in connection with re-measurements of the plan. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16 Retirement Benefits for additional information.
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
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of March 31, 2017 and 2016, our liability for unrecognized tax benefits was $18.1 million and $15.6 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOLs”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain state NOL carryforwards. As of March 31, 2017 and 2016, valuation allowances of $27.7 and $27.2 million were recorded against our deferred tax assets. See Item 8, Note 17 Income Taxes for additional information.
Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of accruals needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required accruals may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as change in strategy.
Accruals are recorded on our consolidated balance sheets to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage at various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We accrue an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty accruals which could have a material adverse effect on our results of operations in the period in which these additional accruals are required.
As noted in Item 8, Note 18 Commitments and Contingencies, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2017 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Recent Accounting Pronouncements

See Item 8, Note 2 Significant Accounting Policies regarding recent accounting pronouncements.

Overview of Recent Developments

Restructuring and Other Similar Costs
During fiscal 2017, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing initiatives to optimize our operating margin and manufacturing footprint as well as select product-line rationalizations. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
We recorded restructuring charges of $31.6 million, $34.9 million and $12.9 million during the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Product Line Divestiture
During fiscal 2016, we made the decision to exit the non-strategic RHF flow control gate product line.
For purposes of comparison in the following discussion of Results of Operations, the net sales and operating losses for the RHF product line for the years ended March 31, 2017, 2016, and 2015 are presented below:

	Year Ended
	March 31, 2017	March 31, 2016	Change	% Change
Net sales	$14.7	$39.0	$(24.3)	(62.3)%
Loss from operations	(16.4)	(42.8)	26.4	61.7%

	Year Ended
	March 31, 2016	March 31, 2015	Change	% Change
Net sales	$39.0	$41.6	$(2.6)	(6.3)%
Loss from operations	(42.8)	(12.7)	(30.1)	(237.0)%

Results of Operations
Fiscal Year Ended March 31, 2017 Compared with the Fiscal Year Ended March 31, 2016:
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2017	March 31, 2016	Change	% Change
Process & Motion Control	$1,134.7	$1,100.3	$34.4	3.1%
Water Management	783.5	823.5	(40.0)	(4.9)%
Consolidated	$1,918.2	$1,923.8	$(5.6)	(0.3)%

Process & Motion Control
Process & Motion Control net sales were $1,134.7 million in fiscal 2017, up 3% year over year. Excluding a 7% increase from the acquisition of Cambridge and a 1% unfavorable impact from foreign currency translation, core net sales declined 3%. Core sales to OEM and end-user customers across several of our industrial process end markets were lower than the prior year, which partially offset the positive sales growth in our industrial distribution channels and our consumer-facing and aerospace end markets.
Water Management
Water Management net sales were $783.5 million in fiscal 2017, a 5% decline year over year. Water Management core net sales, which excludes a 3% adverse impact associated with the exit of the Rodney Hunt Fontaine (“RHF”) product line, decreased 2% during fiscal 2017. The decrease in core net sales is primarily the result of the timing of project shipments to our global water and wastewater infrastructure end markets, which more than offset stable demand in our nonresidential construction end markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2017	March 31, 2016	Change	% Change
Process & Motion Control	$134.9	$146.8	$(11.9)	(8.1)%
% of net sales	11.9%	13.3%	(1.4)%
Water Management	85.1	72.8	12.3	16.9%
% of net sales	10.9%	8.8%	2.1%
Corporate	(36.3)	(45.3)	9.0	(19.9)%
Consolidated	$183.7	$174.3	$9.4	5.4%
% of net sales	9.6%	9.1%	0.5%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2017 was $134.9 million, or 11.9% of net sales. Income from operations as a percentage of net sales decreased by 140 basis points year over year primarily as a result of incremental investments in our innovation, market expansion and footprint repositioning actions. Fiscal year 2017 also included an incremental 70 basis point impact for accelerated depreciation of certain assets, as well as the impact of acquisition-related fair value adjustments.
Water Management
Water Management income from operations was $85.1 million in fiscal 2017 and $72.8 million in fiscal 2016. Income from operations increased 210 basis points to 10.9% of net sales due to the exit of the RHF product line and lower related restructuring costs, partially offset by the impact of lower sales year over year, increased investment in our innovation and market expansion initiatives and less favorable project mix.

Corporate
Corporate expenses were $36.3 million in fiscal 2017 and $45.3 million in fiscal 2016. The decrease in corporate expenses is primarily associated with reduced expense year over year as a result of a fourth quarter adjustment to reflect an actuarial gain on pension and postretirement obligations (as compared to a loss in fiscal 2016), partially offset by higher year-over-year compensation-related costs (primarily stock-based compensation).
Interest expense, net
Interest expense, net was $88.7 million in fiscal 2017 compared to $91.4 million in fiscal 2016. The year-over-year decrease in interest expense is a result of lower outstanding borrowings in fiscal 2017 following the $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017 and the $195.0 million prepayment made on our term loan in connection with the term loan refinancing completed in the third quarter of fiscal 2017, partially offset by the impact of the interest rate swaps being outstanding for all of fiscal 2017 compared to six months in fiscal 2016. See Item 8, Note 12 Derivative Financial Instruments and Item 8, Note 11 Long-Term Debt for more information.
Loss on extinguishment of debt
During fiscal 2017, we completed a refinancing of our term loan facility. Upon completion of this transaction, we recognized a pre-tax loss of $7.8 million in accordance with ASC 470-50 Debt - Modifications and Extinguishments, which was comprised of $5.4 million of re-financing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $2.4 million. See Item 8, Note 11 Long-Term Debt for more information.
Other (expense) income, net
Other (expense) income, net for fiscal 2017 was $5.2 million of expense and consisted of foreign currency transaction losses of $3.7 million and other miscellaneous expenses of $1.5 million. Other (expense) income, net for fiscal 2016 was $3.1 million of income, which resulted primarily from an $8.4 million CDSOA anti-dumping settlement. See Item 8, Note 6 Recovery Under Continued Dumping and Subsidy Offset Act ("CDSOA") for more information. This settlement income was partially offset by foreign currency transaction losses of $3.0 million, losses on the sale of property, plant and equipment of $0.6 million and other miscellaneous losses of $1.7 million.
Provision for income taxes
The income tax provision in fiscal 2017 was $7.9 million, or an effective tax rate of 9.6%. The provision recorded was below the U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting; see Item 8, Note 2 Significant Accounting Policies), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset by the recognition of income tax expense relating to various foreign income tax audits. The income tax provision in fiscal 2016 was $17.1 million or an effective tax rate of 19.9%. The provision recorded was below the U.S. federal statutory rate of 35% due to the recognition of certain foreign-related branch losses for U.S. income tax purposes, the reduction in the overall state effective rate applied to the Company’s net deferred tax liabilities and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations, partially offset by the increase in the valuation allowance recorded against certain foreign net operating loss carryforwards and related deferred tax assets in which the realization of such benefits was no longer deemed more-likely-than-not.
Net income from continuing operations attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders in fiscal fiscal 2017 was $66.8 million compared to $69.3 million in fiscal 2016 due to the factors described above. Diluted income per share attributable to Rexnord common stockholders was $0.64 in fiscal 2017 compared to $0.67 in fiscal 2016. Fiscal 2017 earnings per share of common stock also reflect the effect of dividends paid on shares of cumulative preferred stock, which were paid for part of fiscal 2017.

Loss from discontinued operations, net of tax, attributable to Rexnord common stockholders
We had no impact from discontinued operations on our fiscal 2017 financial statements, compared to a $1.4 million loss in fiscal 2016. The loss from discontinued operations was related to the discontinuance of the non-core Mill Products business within our Process & Motion Control platform during fiscal 2015. See Item 8, Note 4 Discontinued Operations for more information.

Fiscal Year Ended March 31, 2016 Compared with the Fiscal Year Ended March 31, 2015
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	Change	% Change
Process & Motion Control	$1,100.3	$1,230.2	$(129.9)	(10.6)%
Water Management	823.5	820.0	3.5	0.4%
Consolidated	$1,923.8	$2,050.2	$(126.4)	(6.2)%
Process & Motion Control
Process & Motion Control net sales for the year ended March 31, 2016 decreased 10.6% from fiscal 2015 to $1,100.3 million. Core net sales (which excludes 2% growth from acquisitions and a 4% adverse impact from foreign currency translation) declined 9% as growth in our Aerospace and food and beverage end markets was more than offset by the adverse demand across several of our process industry end markets coupled with the related de-stocking within our corresponding distribution channels during the first half of fiscal 2016.
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

Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2016	March 31, 2015	Change	% Change
Process & Motion Control	$146.8	$219.6	$(72.8)	(33.2)%
% of net sales	13.3%	17.9%	(4.6)%
Water Management	72.8	79.0	(6.2)	(7.8)%
% of net sales	8.8%	9.6%	(0.8)%
Corporate	(45.3)	(94.9)	49.6	52.3%
Consolidated	$174.3	$203.7	$(29.4)	(14.4)%
% of net sales	9.1%	9.9%	(0.8)%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2016 was $146.8 million compared to $219.6 million for fiscal 2015. Operating income as a percentage of net sales decreased 460 basis points to 13.3% in fiscal 2016 as a result of reduced absorption on lower year-over-year sales, adverse product mix associated with lower sales to our U.S. general industrial end markets and incremental investments in our market expansion and supply chain optimization and footprint repositioning initiatives.
Water Management
Water Management income from operations for fiscal 2016 was $72.8 million compared to $79.0 million in fiscal 2015. Operating income as a percentage of net sales decreased 80 basis points to 8.8% in fiscal 2016 compared to fiscal 2015. Excluding the incremental year-over-year loss from operations of RHF and the absence of the fiscal 2015 charge to establish reserves for accounts receivable and inventory related to a Venezuelan customer, Water Management operating income as a percentage of net sales increased by 210 basis points to 14.7% related to the benefit of core volume growth and RBS-driven productivity gains and efficiencies.

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
Other (expense) income, net
Other (expense) income, net for fiscal 2016 was $3.1 million of income, which resulted primarily from an $8.4 million CDSOA anti-dumping settlement. This settlement income was partially offset by foreign currency transaction losses of $3.0 million, losses on the sale of property, plant and equipment of $0.6 million and other miscellaneous losses of $1.7 million. Other expense, net for fiscal 2015 was $7.2 million which consisted of foreign currency transaction losses of $1.5 million, $1.4 million of losses on the sale of property, plant and equipment and other miscellaneous losses of $4.3 million.
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

Net income from continuing operations attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders in fiscal 2016 was $69.3 million compared to $91.8 million in fiscal 2015 due to the factors described above. Diluted net income per share from continuing operations in fiscal 2016 was $0.67, compared to $0.88 in fiscal 2015. Comparability between periods is impacted by the anti-dilutive effect of the fiscal 2016 decrease in average outstanding shares primarily resulting from our fiscal 2016 repurchase of 1,552,500 shares of our common stock.
Loss from discontinued operations, net of tax, attributable to Rexnord common stockholders
Our loss from discontinued operations, net of tax was $1.4 million for fiscal 2016 compared to $8.0 million in fiscal 2015. The loss from discontinued operations is related to the discontinuance of the non-core Mill Products business during fiscal 2015. See Item 8, Note 4 Discontinued Operations to the consolidated financial statements for more information.

Non-GAAP Financial Measures
Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common shareholders in the year ended March 31, 2017 of $66.8 million and Adjusted EBITDA for the same period of $346.5 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios of 7.75 to 1.0 and, with respect to our revolving facility, also require us to remain at or below a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 3.33 to 1.0 at March 31, 2017). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

“Adjusted EBITDA” is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. In view of our debt level, it is also provided to aid investors in understanding our compliance with our debt covenants. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
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
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2017 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Year Ended March 31, 2017
Net income attributable to Rexnord common stockholders	$66.8
Interest expense, net	88.7
Provision for income taxes	7.9
Depreciation and amortization	105.4
EBITDA	$268.8
Adjustments to EBITDA:
Restructuring and other similar charges (1)	31.6
Stock-based compensation expense	13.4
LIFO income (2)	(2.3)
Acquisition-related fair value adjustment	4.3
Loss on the extinguishment of debt	7.8
Actuarial gain on pension and postretirement benefit obligations	(2.6)
Loss on RHF product line exit (3) (excluding restructuring and related charges)	12.2
Dividends on preferred stock	7.3
Other, net (4)	6.0
Subtotal of adjustments to EBITDA	$77.7
Adjusted EBITDA	$346.5
Pro forma adjustment for acquisitions (5)	$4.5
Pro forma Adjusted EBITDA	$351.0
Consolidated indebtedness (6)	$1,169.9
Total net leverage ratio (7)	3.33

(1)
Represents restructuring costs comprised of workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs.  See Item 8, Note 3, Restructuring and Other Similar Charges for more information.

(2)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(3)
During fiscal 2016, we made the decision to exit the non-strategic RHF flow control gate product line within our Water Management platform. The operating loss (excluding restructuring and related charges included in their respective adjusting lines above) is not included in Adjusted EBITDA in accordance with our credit agreement.

(4)	Other, net consists of:

(in millions)	Year ended March 31, 2017
Other expense (income)
Loss on foreign currency transactions	$3.7
Other miscellaneous expenses	1.5
Total other expense	5.2
Plus: Other non-cash charges	0.8
Total other, net	$6.0

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisition of Cambridge as permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2016 through the date of the acquisition. See Item 8, Note 3 Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $452.8 million (as defined by the credit agreement) at March 31, 2017.

(7)	Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $265.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2017, we had $490.1 million of cash and cash equivalents and $345.8 million of additional borrowing capacity ($250.4 million of available borrowings under our revolving credit facility and $95.4 million available under our accounts receivable securitization program). As of March 31, 2017, the available borrowings under our credit facility and accounts receivable securitization were reduced by $19.2 million due to outstanding letters of credit. As of March 31, 2016, we had $484.6 million of cash and approximately $343.9 million of additional borrowing capacity ($243.9 million of available borrowings under our revolving credit facility and $100.0 million available under our accounts receivable securitization program). As of March 31, 2016, the available borrowings under our credit facility were reduced by $21.1 million due to outstanding letters of credit.
Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash Flows
Net cash provided by operating activities in fiscal 2017 was $195.1 million compared to $219.0 million in fiscal 2016. The decrease in cash flows from operations is primarily driven by higher year-over-year cash restructuring payments, partially offset by incremental cash provided by trade working capital. Fiscal 2016 operating cash flow also included the benefit of $8.4 million from the CDSOA anti-dumping settlement receipt that did not recur in fiscal year 2017.
Cash used for investing activities was $264.0 million in fiscal 2017 compared to $45.2 million in fiscal 2016. Investing activities in fiscal 2017 included $213.7 million of net cash used primarily to fund the Cambridge acquisition in the first quarter of fiscal 2017, whereas fiscal 2016 included $1.1 million in cash receipts associated with finalizing working capital related to the Euroflex acquisition. We invested $54.5 million in capital expenditures in fiscal year 2017 compared to $52.1 million in fiscal year 2016.
Cash provided by financing activities was $79.9 million in fiscal 2017 compared to cash used for financing activities of $56.3 million in fiscal 2016. During fiscal 2017, we received $389.7 million of proceeds from the closing of our preferred stock issuance on December 7, 2016, net of underwriting discounts, commissions and other direct costs of the offering (see Item 8, Note 19 Public Offering and Common Stock Repurchases for more information). The proceeds were partially offset by $310.7 million of net debt payments, primarily for voluntary prepayments on our Term Loan of $195.0 million in connection with the preferred stock issuance, as well as our earlier voluntary prepayment of $95.0 million on our-then existing Term Loan (see Item 8, Note 11 Long-Term Debt for more information). Fiscal 2017 includes $11.0 million of cash proceeds associated with stock option exercises. During fiscal 2017, we also settled the deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok and paid $4.4 million of dividends on mandatory preferred shares.  Cash used for financing activities in fiscal 2016 consisted of $40.0 million of cash used to repurchase outstanding shares of our common stock under our board-authorized stock repurchase program (see Item 8, Note 19 Public Offering and Common Stock Repurchases for more information). In addition, we made $19.5 million of principal payments on our term loans and $5.9 million of other payments on short-term debt (inclusive of the $1.3 million redemption of our 8.875% senior notes). These uses of cash were partially offset by $5.1 million of proceeds from stock option exercises and $4.0 million related to the excess tax benefit on the option exercises.
Net cash provided by operating activities in fiscal 2016 was $219.0 million compared to $245.9 million in fiscal 2015. The decrease in operating cash was primarily driven by reduced operating profit on lower net sales and higher cash income taxes, partially offset by the CDSOA anti-dumping settlement receipt and the benefit of lower trade working capital.
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
Cash used for financing activities was $56.3 million in fiscal 2016, as described above, compared to $17.4 million in fiscal 2015. The cash used for financing activities in fiscal 2015 consisted of $19.8 million principal payments on our term loans and $4.5 million of other net debt payments. The cash used by financing activities in fiscal 2015 also includes $5.8 million related to the excess tax benefit on stock option exercises and $1.1 million of proceeds on stock option exercises.

Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2017 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$1,602.4	$16.1	$32.2	$32.2	$1,521.9
Other long-term debt (2)	38.7	0.4	14.5	0.3	23.5
Interest on long-term debt obligations (3)	443.9	76.8	161.9	169.2	36.0
Purchase commitments	155.8	143.9	11.5	0.4	—
Operating lease obligations	77.3	17.5	27.5	14.1	18.2
Pension and post-retirement plans (4)	77.7	10.0	23.0	44.7	n/a
Totals	$2,395.8	$264.7	$270.6	$260.9	$1,599.6
_______________________

(1)	Excludes an unamortized original issue discount and debt issuance costs of $17.9 million at March 31, 2017.

(2)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program. Excludes unamortized debt issuance costs of $0.5 million at March 31, 2017.

(3)	Interest on long-term debt obligations represents the cash interest expense using a LIBOR-based forecast.

(4)	Represents expected pension and post-retirement contributions and benefit payments to be paid directly by us. Contributions and benefit payments beyond fiscal 2022 cannot be reasonably estimated.

No provision has been made for United States federal income taxes related to approximately $176.5 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Item 8, Note 17 Income Taxes for further information.
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $18.1 million as of March 31, 2017, have been excluded from the contractual obligations table above. See Item 8, Note 17 Income Taxes for more information related to our unrecognized tax benefits.
Our pension and post-retirement benefit plans are discussed in detail in Item 8, Note 16 Retirement Benefits. The pension plans provide for monthly pension payments to eligible employees upon retirement. Other post-retirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other post-retirement benefits for employees at certain foreign locations. See Item 1A, Risk Factors for more information.

Indebtedness
As of March 31, 2017 we had $1,622.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2017	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$1,584.5	$16.1	$1,568.4
Other subsidiary debt (2)	38.2	0.4	37.8
Total	$1,622.7	$16.5	$1,606.2

(1)	Includes unamortized original issue discount and debt issuance costs of $17.9 million at March 31, 2017.

(2)	Includes $36.9 million of financing related to the Company's participation in the New Market Tax Credit incentive program and unamortized debt issuance costs of $0.5 million.
See Item 8, Note 11 Long-Term Debt for a description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet or non-consolidated special-purpose entities.

Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts, interest rate swaps, and interest rate caps to cover certain known foreign currency transactional risks, as well as identified risks due to interest rate fluctuations.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See Item 1A, Risk Factors for more information.
We have operations in the European Union, a portion of which are located in the United Kingdom ("U.K."). The June 2016 U.K. vote to exit from the European Union (“Brexit”) led to a significant decline in the U.K. Pound late in the first quarter of fiscal 2017; beyond the currency effects to date, which have not been material, we have not yet determined what effect, if any, Brexit may have on our business and results of operations.
Approximately 31% of our sales originated outside of the United States in fiscal 2017. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2017, stockholders' equity decreased by $12.8 million from March 31, 2016 as a result of foreign currency translation adjustments. If the USD had strengthened by an additional 10% as of March 31, 2017, the result would have decreased stockholders' equity by approximately $56.7 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2017, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $3.0 million increase in the fair value of foreign exchange forward contracts as of March 31, 2017.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2017, our outstanding borrowings under the term loan facility were $1,584.5 million (net of $17.9 million unamortized original issue discount and debt issuance costs) and bore an effective interest rate of 3.88%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 1.0% floor) plus an applicable margin of 2.75%. The weighted-average interest rate for our term loan from the date of its refinancing through March 31, 2017, was 3.77% determined as LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75%.
In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1.0% LIBOR floor). Those interest rate swaps became effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we entered into two interest rate caps in order to mitigate exposure to increasing interest rates on variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3.0%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 87% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1.0% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2017 market interest rate would increase interest expense under our term loan facility by approximately $9.5 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $8.4 million of annual interest expense under our term loan facility.

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
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2017 and 2016 and
for the years ended March 31, 2017, 2016, and 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited the accompanying consolidated balance sheets of Rexnord Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexnord Corporation at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexnord Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 17, 2017 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to employees as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective April 1, 2016.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
May 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rexnord Corporation

We have audited Rexnord Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Rexnord Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rexnord Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rexnord Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 of Rexnord Corporation and our report dated May 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
May 17, 2017

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2017	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$490.1	$484.6
Receivables, net	322.9	317.6
Inventories	314.9	327.2
Other current assets	50.2	46.7
Total current assets	1,178.1	1,176.1
Property, plant and equipment, net	400.9	397.2
Intangible assets, net	558.6	520.9
Goodwill	1,318.2	1,193.8
Other assets	83.5	66.8
Total assets	$3,539.3	$3,354.8
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$16.5	$20.2
Trade payables	197.8	200.8
Compensation and benefits	54.3	54.0
Current portion of pension and postretirement benefit obligations	4.3	5.0
Other current liabilities	127.4	124.4
Total current liabilities	400.3	404.4

Long-term debt	1,606.2	1,899.9
Pension and postretirement benefit obligations	174.4	195.5
Deferred income taxes	208.8	186.0
Other liabilities	79.0	81.0
Total liabilities	2,468.7	2,766.8

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 103,600,540 at March 31, 2017 and 101,435,762 at March 31, 2016	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at March 31, 2017 and 0 at March 31, 2016	0.0	—
Additional paid-in capital	1,262.1	856.2
Retained deficit	(55.5)	(129.6)
Accumulated other comprehensive loss	(137.0)	(139.0)
Total Rexnord stockholders' equity	1,070.6	588.6
Non-controlling interest	—	(0.6)
Total stockholders' equity	1,070.6	588.0
Total liabilities and stockholders' equity	$3,539.3	$3,354.8

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Net sales	$1,918.2	$1,923.8	$2,050.2
Cost of sales	1,250.2	1,258.6	1,304.0
Gross profit	668.0	665.2	746.2
Selling, general and administrative expenses	413.2	385.7	415.1
Restructuring and other similar charges	31.6	34.9	12.9
Actuarial (gain) loss on pension and postretirement benefit obligations	(2.6)	12.9	59.4
Amortization of intangible assets	42.1	57.4	55.1
Income from operations	183.7	174.3	203.7
Non-operating (expense) income:
Interest expense, net	(88.7)	(91.4)	(87.9)
Loss on the extinguishment of debt	(7.8)	—	—
Other (expense) income, net	(5.2)	3.1	(7.2)
Income from continuing operations before income taxes	82.0	86.0	108.6
Provision for income taxes	7.9	17.1	16.8
Net income from continuing operations	74.1	68.9	91.8
Loss from discontinued operations, net of tax	—	(1.4)	(8.0)
Net income	74.1	67.5	83.8
Non-controlling interest loss	—	(0.4)	—
Net income attributable to Rexnord	74.1	67.9	83.8
Dividends on preferred stock	(7.3)	—	—
Net income attributable to Rexnord common stockholders	$66.8	$67.9	$83.8

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.65	$0.69	$0.90
Discontinued operations	$—	$(0.01)	$(0.08)
Net income	$0.65	$0.67	$0.82
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.64	$0.67	$0.88
Discontinued operations	$—	$(0.01)	$(0.08)
Net income	$0.64	$0.66	$0.80
Weighted-average number of common shares outstanding (in thousands):
Basic	102,753	100,841	101,530
Effect of dilutive stock options	2,031	2,469	3,197
Diluted	104,784	103,310	104,727

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in Millions)

	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Net income attributable to Rexnord	$74.1	$67.9	$83.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(12.8)	(10.0)	(84.3)
Unrealized gain (loss) on interest rate derivatives, net of tax	7.4	(4.3)	(10.9)
Change in pension and other postretirement defined benefit plans, net of tax	7.4	5.5	(11.2)
Other comprehensive income (loss), net of tax	2.0	(8.8)	(106.4)
Non-controlling interest loss	—	(0.4)	—
Total comprehensive income (loss)	$76.1	$58.7	$(22.6)

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Preferred Stock (1)	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (2)	Non-controlling interest (3)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2014	$1.0	$—	$872.7	$(281.3)	$(23.8)	$(6.3)	$(0.2)	$562.1
Comprehensive income (loss):
Net income	—	—	—	83.8	—	—	—	83.8
Foreign currency translation adjustments	—	—	—	—	(84.3)	—	—	(84.3)
Unrealized loss on interest rate derivatives, net of $4.2 million income tax benefit	—	—	—	—	(10.9)	—	—	(10.9)
Change in pension and other postretirement defined benefit plans, net of $4.3 million income tax benefit	—	—	—	—	(11.2)	—	—	(11.2)
Total comprehensive income (loss)	—	—	—	83.8	(106.4)	—	—	(22.6)
Stock-based compensation expense	—	—	6.3	—	—	—	—	6.3
Exercise of stock options	—	—	1.1	—	—	—	—	1.1
Tax benefit on stock option exercises	—	—	5.8	—	—	—	—	5.8
Balance at March 31, 2015	$1.0	$—	$885.9	$(197.5)	$(130.2)	$(6.3)	$(0.2)	$552.7
Comprehensive income (loss):
Net income	$—	$—	$—	$67.9	$—	$—	$(0.4)	$67.5
Foreign currency translation adjustments	—	—	—	—	(10.0)	—	—	(10.0)
Unrealized loss on interest rate derivatives, net of $2.6 million income tax benefit	—	—	—	—	(4.3)	—	—	(4.3)
Change in pension and other postretirement defined benefit plans, net of $3.0 million income tax expense	—	—	—	—	5.5	—	—	5.5
Total comprehensive income (loss)	—	—	—	67.9	(8.8)	—	(0.4)	58.7
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5
Common stock repurchased and canceled (4)	—	—	(40.0)	—	—	—	—	(40.0)
Exercise of stock options	—	—	5.1	—	—	—	—	5.1
Cancellation of treasury stock (2)	—	—	(6.3)	—	—	6.3	—	—
Tax benefit on stock option exercises	—	—	4.0	—	—	—	—	4.0
Balance at March 31, 2016	$1.0	$—	$856.2	$(129.6)	$(139.0)	$—	$(0.6)	$588.0
Comprehensive income (loss):
Net income	$—	$—	$—	$74.1	$—	$—	$—	$74.1
Foreign currency translation adjustments	—	—	—	—	(12.8)	—	—	(12.8)
Change in unrealized loss on interest rate derivatives, net of $4.3 million income tax expense	—	—	—	—	7.4	—	—	7.4
Change in pension and other postretirement defined benefit plans, net of $4.4 million income tax expense	—	—	—	—	7.4	—	—	7.4
Total comprehensive income	—	—	—	74.1	2.0	—	—	76.1
Acquisition of non-controlling interest	—	—	(0.9)	—	—	—	0.6	(0.3)
Preferred stock issuance, net (1)	—	—	389.7	—	—	—	—	389.7
Preferred stock dividends	—	—	(7.3)	—	—	—	—	(7.3)
Stock-based compensation expense	—	—	13.4	—	—	—	—	13.4
Exercise of stock options	—	—	11.0	—	—	—	—	11.0
Balance at March 31, 2017	$1.0	$0.0	$1,262.1	$(55.5)	$(137.0)	$—	$—	$1,070.6

(1)
On December 7, 2016, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. Shares of Series A Preferred Stock have a par value of $0.01 per share.

(2)	During fiscal 2016, the Company canceled all outstanding shares held in treasury stock and returned such shares to the status of authorized but unissued shares.

(3)
Represents a 49% non-controlling interest in a Water Management joint venture. During the first quarter of fiscal 2017, the Company acquired the remaining non-controlling interest for a cash purchase price of $0.3 million. See Note 3 for additional information.

(4) During fiscal 2016, the Company repurchased and canceled 1,552,500 shares of common stock at a total cost of 40.0 million at an average price of 25.76. Refer to Note 19 for additional information regarding the stock repurchase program.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Operating activities
Net income	$74.1	$67.5	$83.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63.3	58.0	57.1
Amortization of intangible assets	42.1	57.4	55.1
Amortization of deferred financing costs	2.4	2.0	2.1
Non-cash asset impairment	1.5	17.5	—
Loss on dispositions of property, plant and equipment	0.2	0.6	3.0
Deferred income taxes	(18.4)	(13.9)	(36.9)
Non-cash charge for disposal of discontinued operations	—	1.5	9.7
Actuarial (gain) loss on pension and post retirement benefit obligations	(2.6)	12.9	59.4
Other non-cash (credits) charges	(1.0)	9.6	(9.8)
Loss on extinguishment of debt	7.8	—	—
Stock-based compensation expense	13.4	7.5	6.4
Changes in operating assets and liabilities:
Receivables	(5.8)	1.5	6.1
Inventories	22.5	37.7	(15.2)
Other assets	(9.2)	7.5	0.1
Accounts payable	(5.3)	(32.4)	3.7
Accruals and other	10.1	(15.9)	21.3
Cash provided by operating activities	195.1	219.0	245.9

Investing activities
Expenditures for property, plant and equipment	(54.5)	(52.1)	(48.8)
Acquisitions, net of cash acquired	(213.7)	1.1	(138.2)
Proceeds from dispositions of property, plant and equipment	4.2	5.8	0.5
Proceeds from divestiture, net of cash	—	—	9.2
Cash used for investing activities	(264.0)	(45.2)	(177.3)

Financing activities
Proceeds from borrowings of debt	1,590.3	0.9	0.1
Repayments of long-term debt	(1,885.8)	(19.5)	(19.8)
Proceeds from borrowings of short-term debt	16.1	—	11.5
Repayments of short-term debt	(19.5)	(5.9)	(16.1)
Payment of debt issuance costs	(11.8)	(0.9)	—
Deferred acquisition payment	(5.7)	—	—
Proceeds from issuance of preferred stock, net of direct offering costs	389.7	—	—
Payment of preferred stock dividends	(4.4)	—	—
Proceeds from exercise of stock options	11.0	5.1	1.1
Repurchase of Company common stock	—	(40.0)	—
Excess tax benefit on exercise of stock options	—	4.0	5.8
Cash provided by (used for) financing activities	79.9	(56.3)	(17.4)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	(3.2)	(19.9)
Increase in cash and cash equivalents	5.5	114.3	31.3
Cash and cash equivalents at beginning of period	484.6	370.3	339.0
Cash and cash equivalents at end of period	$490.1	$484.6	$370.3

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2017

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
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes to be leading market shares and highly-trusted brands that serve a diverse array of global end markets. The Company's heritage of innovation and specification have allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and its Rexnord Business System (“RBS”) is the operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business. The Company currently operates its business in two platforms - Process & Motion Control and Water Management.
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
Revenue Recognition
Net sales are recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon the Company’s historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known; historically, revisions to estimates have not been significant. Other than a standard product warranty, there are no other significant post-shipment obligations.
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

Receivables
Receivables are stated net of allowances for doubtful accounts of $10.6 million at March 31, 2017 and $8.9 million at March 31, 2016. The Company evaluates the collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
The Company’s largest customer accounted for 8.4%, 8.4% and 8.9% of consolidated net sales for the years ended March 31, 2017, 2016 and 2015, respectively. Receivables related to this customer at March 31, 2017 and 2016 were $12.3 million and $8.1 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the “last-in, first-out” (LIFO) method was 60% and 64% at March 31, 2017 and 2016, respectively. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are more or less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $7.6 million, $9.5 million and $5.2 million, during fiscal 2017, 2016 and 2015, respectively.
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Where appropriate, the depreciable lives of certain assets may be adjusted to reflect a change in the use of those assets, or depreciation may be accelerated in the case of an eventual asset disposal. The Company recognized accelerated depreciation of $9.6 million, $2.5 million, and zero during fiscal 2017, 2016, and 2015, respectively. Accelerated depreciation is recorded within Cost of sales in the consolidated statements of operations. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 15 years, and 3 to 15 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment using a discounted cash flow and market value approach analysis and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company recognized impairment charges associated with these assets during fiscal 2017 and 2016, in the amount of $1.5 million and $17.5 million, respectively. There were no impairment charges impacting continuing operations during fiscal 2015. The impairment was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate.  Refer to Note 13 Fair Value Measurements for additional information. Actual results could vary from these estimates.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Balance at beginning of period	$6.8	$6.8	$8.0
Acquired obligations	0.4	—	—
Charged to operations	3.9	2.8	1.8
Claims settled	(3.6)	(2.8)	(3.0)
Balance at end of period	$7.5	$6.8	$6.8
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred income taxes are provided for future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other applicable carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the date of enactment.
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all of the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions; it is recorded as a component of the overall income tax provision.
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
See Note 17 Income Taxes for additional information.
Per Share Data
Basic net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed by dividing net income from continuing operations and (loss) from discontinued operations attributable to Rexnord common stockholders, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed based on the weighted average number of common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the fiscal years ended March 31, 2017, 2016 and 2015 excludes 4.6 million, 2.9 million and 1.3 million shares due to their anti-dilutive effects, respectively. The computation for diluted net income per share also does not include shares of preferred stock that are convertible into a weighted average of 5.8 million common shares for the fiscal year ended March 31, 2017.

The following table presents the basis for income per share computations (in millions, except share amounts):

	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Numerator:
Net income from continuing operations	$74.1	$68.9	$91.8
Less: Non-controlling interest loss	—	(0.4)	—
Less: Dividends on preferred stock	7.3	—	—
Income from continuing operations attributable to Rexnord common stockholders	66.8	69.3	91.8
Loss from discontinued operations	—	(1.4)	(8.0)
Net income attributable to Rexnord common stockholders	$66.8	$67.9	$83.8
Denominator:
Weighted average common shares outstanding, basic	102,753	100,841	101,530
Effect of dilutive common shares equivalents	2,031	2,469	3,197
Weighted average common shares outstanding, dilutive	104,784	103,310	104,727
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the fiscal years ending March 31, 2017, 2016 and 2015 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2014	$(1.7)	$7.8	$(29.9)	$(23.8)
Other comprehensive loss before reclassifications	(10.9)	(84.3)	(14.1)	(109.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	2.9	2.9
Net current period other comprehensive loss	(10.9)	(84.3)	(11.2)	(106.4)
Balance at March 31, 2015	$(12.6)	$(76.5)	$(41.1)	$(130.2)
Other comprehensive (loss) income before reclassifications	(4.3)	(10.0)	6.7	(7.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.2)	(1.2)
Net current period other comprehensive (loss) income	(4.3)	(10.0)	5.5	(8.8)
Balance at March 31, 2016	$(16.9)	$(86.5)	$(35.6)	$(139.0)
Other comprehensive income (loss) before reclassifications	1.1	(12.8)	9.2	(2.5)
Amounts reclassified from accumulated other comprehensive loss	6.3	—	(1.8)	4.5
Net current period other comprehensive income (loss)	7.4	(12.8)	7.4	2.0
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the fiscal years ending March 31, 2017, 2016 and 2015 (in millions):

Pension and postretirement plans	Year Ending March 31, 2017	Year Ending March 31, 2016	Year Ending March 31, 2015	Income Statement Line Item
Amortization of prior service credit	$(1.9)	$(1.9)	$(1.7)	Selling, general and administrative expenses
Lump Sum Settlement	—	—	6.5	Actuarial (gain) loss on pension and postretirement benefit obligations
Curtailment	(1.0)	—	—	Actuarial (gain) loss on pension and postretirement benefit obligations
Provision (benefit) for income taxes	1.1	0.7	(1.9)
Total, net of income taxes	$(1.8)	$(1.2)	$2.9

Interest rate derivatives
Net realized losses on interest rate hedges	$10.2	$—	$—	Interest expense, net
Benefit for income taxes	(3.9)	—	—
Total, net of income taxes	$6.3	$—	$—
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
For the derivative instruments designated and qualifying as effective hedging instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities ("ASC 815"), the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive loss whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating expense. See Note 12 Derivative Financial Instruments for further information regarding the classification and accounting of such instruments.
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
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. The Company periodically enters into foreign currency forward contracts to mitigate foreign currency volatility on certain intercompany and external cash flows expected to occur. See Note 12 Derivative Financial Instruments for additional information. Currency transaction losses are included in other expense (income), net in the consolidated statements of operations and totaled $3.7 million, $3.0 million and $1.5 million for the years ended March 31, 2017, 2016 and 2015, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $10.6 million, $9.2 million, and $10.4 million for the years ended March 31, 2017, 2016 and 2015, respectively.

Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and for the years ended March 31, 2017, 2016 and 2015 amounted to the following (in millions):

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Research and development costs	$11.1	$12.4	$12.8
Engineering costs	27.2	24.8	26.0
Total	$38.3	$37.2	$38.8

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the beginning of the Company's fiscal 2021, with early adoption permitted, and must be applied prospectively. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected to early adopt this standard in the first quarter of fiscal 2017. The impact of the adoption of this standard resulted in the following:

•
The Company recorded a benefit of $7.6 million within income tax expense for the fiscal year ended March 31, 2017, related to the net excess tax benefit on stock options, restricted stock units and performance stock units. Prior to adoption, these amounts would have been recorded as a reduction of additional paid-in capital. This change may create volatility in the Company's effective tax rate.

•
The Company properly no longer reclassifies the excess tax benefit from operating activities to financing activities in the consolidated statements of cash flows. The Company elected to apply this change prospectively and thus prior periods have not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the fiscal year ended March 31, 2017. This increased the diluted weighted average common shares outstanding by approximately 0.3 million shares.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective beginning for the Company's fiscal 2020 and interim periods included therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. ASU 2015-11 is effective for the Company's first quarter of fiscal 2018, with early adoption permitted, and must be applied prospectively. The adoption of ASU 2015-11 is not expected to have an impact on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is the Company's fiscal year 2019. The amendment is to be applied retrospectively. The Company has not yet evaluated the impact of adoption of this guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in an amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09 will be effective for the Company on April 1, 2018. Companies can use either a full retrospective or modified retrospective method to adopt the standard. Under the full retrospective method, the requirements of the new standard are applied to contracts for each prior reporting period presented and the cumulative effective of applying the standard is recognized in the earliest period presented. Under the modified retrospective method, prior periods are not updated to be presented on an accounting basis that is consistent with information for fiscal 2019. Rather, a cumulative adjustment for the effects of applying the new standard to periods prior to fiscal 2019 is recorded to retained earnings as of April 1, 2018. The Company has not yet selected which approach to apply but is anticipating using the modified retrospective approach.
The Company is assessing the impact of the new standard on its business by reviewing its current accounting policies and practices, including detailed reviews of customer contracts, to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company will provide additional disclosure as its ongoing assessment progresses.

3. Acquisitions
Fiscal Year 2017
On June 1, 2016, the Company acquired Cambridge International Holdings Corp. ("Cambridge") for a cash purchase price of $213.4 million. The purchase price consisted of an enterprise value of $210.0 million, excluding transaction costs and net of cash acquired, plus additional consideration of $3.4 million related to the acquisition of certain tax benefits and real property classified as held for sale at the acquisition date. Subsequently, during fiscal 2017 the Company received a cash payment of $0.7 million from the sellers in connection with finalizing the acquisition date trade working capital, which is reflected in the additional consideration above. Cambridge, with operations in Cambridge, Maryland and Matamoros, Mexico, is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. The acquisition of Cambridge expanded the Company's presence in consumer-driven end markets in the Process & Motion Control platform.
The Company's results of operations include the acquired operations subsequent to June 1, 2016. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the Cambridge acquisition have not been presented because they are not material to the Company's consolidated statements of operations and consolidated balance sheet.
The acquisition of Cambridge was accounted for as a business combination and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. Since the initial purchase price allocation, the Company increased goodwill by $3.1 million in connection with the establishment of income tax positions and the refinement of the fair value assigned to acquired fixed and intangible assets within the opening balance sheet, partially offset by the aforementioned payment received from the sellers in connection with finalizing the acquisition date trade working capital. After incorporating the changes described above, the purchase price allocation resulted in non-tax deductible goodwill of $129.4 million, other intangible assets of $80.6 million (includes tradenames of $16.8 million, customer relationships of $58.3 million and patents of $5.5 million) and other net assets of $3.4 million. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one year period following the acquisition date.
During fiscal 2017 the Company acquired the remaining non-controlling interest in a Water Management joint venture for a cash purchase price of approximately $0.3 million, net of cash acquired and excluding transaction costs. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.

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
On October 30, 2014, the Company acquired Tollok S.p.A. ("Tollok"), a supplier of highly engineered shaft locking devices for the power generation and process industries, as well as general industrial applications. The purchase price was $39.2 million, which was comprised of $33.4 million that was paid at closing, $3.4 million of deferred purchase price payable in fiscal 2017 and additional consideration, not to exceed $3.8 million, in 2 years following the acquisition. During fiscal 2017 the Company paid $5.7 million to settle the aforementioned acquisition-related obligations. Tollok, based in Ferrara, Italy, added complementary product lines to the Company's existing Process & Motion Control platform.
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
The fiscal 2015 acquisitions were accounted for as business combinations and recorded by allocating the purchase price of the acquisitions to the fair value of the assets acquired and liabilities assumed at the respective acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. During the fiscal year ended March 31, 2016, the Company adjusted the purchase price allocation by reducing goodwill by $4.8 million in connection with the finalization of Euroflex and Tollok acquisition date working capital, refinement of the fair value assigned to acquired intangible assets and establishment of income tax positions within the opening balance sheet. After incorporating the changes described above, the purchase price allocation resulted in non-tax deductible goodwill of $69.9 million, other intangible assets of $71.4 million and other net assets of $1.6 million.

4. Discontinued Operations
There was no discontinued operations activity during fiscal 2017. In fiscal 2015 the Company ceased all operations related to its former Mill Products business, which conducted its operations in the United States and Australia and was a component of the Process & Motion Control operating segment. As a result, the Company met the criteria to present this business as a discontinued operation. Accordingly, the results of operations of the Mill Products business are reported as discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows for the fiscal years ended March 31, 2016 and 2015 have not been adjusted to separately disclose cash flows related to discontinued operations.
The following table summarizes the results of the Mill Products business included within loss from discontinued operations, net of tax on the consolidated statements of operations (in millions):

	Year Ended
	March 31, 2016	March 31, 2015
Net sales	$—	$34.1
Loss from operations before income taxes	(2.2)	(10.9)
Benefit for income taxes	(0.8)	(2.9)
Net loss from discontinued operations	$(1.4)	$(8.0)

Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

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
During fiscal 2016, the Company disposed most of the assets originally classified as Other current assets on the consolidated balance sheets. However, after actively marketing the remaining assets and not being able to find a buyer, the remaining assets were written off, contributing to the loss from discontinued operations noted above.

5. Restructuring and Other Similar Charges
During fiscal 2017, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar costs incurred during the years ended March 31, 2017, 2016 and 2015 by classification of operating segment (in millions):

	Year Ended March 31, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$16.5	$6.2	$—	$22.7
Asset impairment charges (1)	1.5	—	—	1.5
Contract termination and other associated costs (2)	5.4	2.0	—	7.4
Total restructuring and other similar costs	$23.4	$8.2	$—	$31.6

	Year Ended March 31, 2016
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$10.8	$4.2	$0.3	$15.3
Asset impairment charges (1)	1.0	16.5	—	17.5
Contract termination and other associated costs	0.5	1.6	—	2.1
Total restructuring and other similar costs	$12.3	$22.3	$0.3	$34.9

	Year Ended March 31, 2015
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$7.6	$3.3	$—	$10.9
Contract termination and other associated costs	1.2	0.8	—	2.0
Total restructuring and other similar costs	$8.8	$4.1	$—	$12.9

	Restructuring Costs To-date (Period from April 1, 2011 to March 31, 2017)
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$44.3	$19.8	$2.0	$66.1
Asset impairment charges	2.5	16.5	—	19.0
Contract termination and other associated costs	9.8	8.3	—	18.1
Total restructuring and other similar costs	$56.6	$44.6	$2.0	$103.2

(1)
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The Company recognized impairment charges associated with these assets during fiscal 2017 and 2016, in the amount of $1.5 million and $17.5 million, respectively. The impairment was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13 Fair Value Measurements for additional information.

(2)
During fiscal 2017, the Company received a $1.0 million cash payment in connection with the sale of certain Rodney Hunt Fontaine ("RHF") related intellectual property, which was fully impaired during fiscal 2016 when the Company announced its decision to exit the RHF product line. A gain on the disposition of this intellectual property of $1.0 million was recognized during fiscal 2017 within the Water Management operating segment.

The Company evaluated the requirements for discontinued operations presentation in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature. Pre-tax loss from operations associated with this non-strategic exit of the RHF product-line were as follows in each of the last three fiscal years:

Years Ended March 31,	Pre-tax Loss	Description
2017	$(16.3)	Includes other restructuring charges (primarily severance costs) of $3.8 million
2016	$(43.1)	Includes asset impairments described above and other restructuring charges (primarily severance costs) of $16.5 million and $2.9 million, respectively
2015	$(14.0)	Includes other restructuring charges (primarily severance costs) of $2.2 million

The following table summarizes the activity in the Company's accrual for restructuring costs for the fiscal years ended March 31, 2017 and 2016 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued Restructuring Costs, March 31, 2015	$6.7	$—	$0.3	$7.0
Charges	15.3	17.5	2.1	34.9
Cash payments	(11.5)	—	(2.1)	(13.6)
Non-cash charges	—	(17.5)	—	(17.5)
Accrued Restructuring Costs, March 31, 2016 (1)	10.5	—	0.3	10.8
Charges	22.7	1.5	7.4	31.6
Cash payments (2)	(20.0)	—	(6.7)	(26.7)
Non-cash charges (3)	(2.2)	(1.5)	—	(3.7)
Accrued Restructuring Costs, March 31, 2017 (1)	$11.0	$—	$1.0	$12.0

(1)	The restructuring accrual is included in Other current liabilities on the consolidated balance sheets.

(2)	Includes the $1.0 million cash payment received in conjunction with the aforementioned disposition of RHF-related intellectual property.

(3)
Included in Employee termination benefits for the year ended March 31, 2017 is $2.2 million of contractual termination benefits recognized for enhanced benefits that will be provided to certain employees impacted by the ongoing supply chain optimization and footprint repositioning initiatives. Those amounts are recorded in the Pension and post-retirement benefit obligations within the consolidated balance sheets and are therefore excluded from the restructuring accrual. Refer to Note 16 Retirement Benefits for additional information.

6. Recovery Under Continued Dumping and Subsidy Offset Act (“CDSOA”)
The Company, as a producer of ball bearing products in the U.S., participated in the distribution of monies collected by Customs and Border Protection (“CBP”) from anti-dumping cases under the CDSOA. Through its participation the Company provided relevant information to CBP regarding historical manufacturing, personnel and development costs for previous calendar years. In February 2006, U.S. legislation ended CDSOA distributions to U.S. manufacturers for imports covered by anti-dumping duty orders entering the U.S. after September 30, 2007. Because monies were collected by CBP until September 30, 2007 and for prior year entries, the Company has received periodic recoveries.
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. Beginning in fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company received a distribution of $8.4 million during fiscal 2016 from CBP, which was recorded within Other (expense) income, net on the consolidated statements of operations. The Company did not receive any distributions in fiscal 2017 or 2015. As a result of still-pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.

7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2017	2016
Finished goods	$139.9	$148.4
Work in progress	44.4	55.3
Purchased components	74.0	67.6
Raw materials	47.7	49.3
Inventories at First-in, First-Out ("FIFO") cost	306.0	320.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	8.9	6.6
	$314.9	$327.2

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	March 31,
	2017	2016
Land	$32.2	$31.2
Buildings and improvements	239.0	210.8
Machinery and equipment	391.0	401.0
Hardware and software	68.9	65.4
Construction in-progress	19.8	37.6
	750.9	746.0
Less accumulated depreciation	(350.0)	(348.8)
	$400.9	$397.2

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended March 31, 2017 and 2016 by operating segment, consisted of the following (in millions):

	Goodwill
	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2015	$949.9	$252.4	$1,202.3
Purchase price allocation adjustments	(4.8)	—	(4.8)
Currency translation adjustment and other	(2.7)	(1.0)	(3.7)
Net carrying amount as of March 31, 2016	$942.4	$251.4	$1,193.8
Acquisitions (1)	129.4	—	129.4
Currency translation adjustment and other	(3.0)	(2.0)	(5.0)
Net carrying amount as of March 31, 2017	$1,068.8	$249.4	$1,318.2
______________________
(1) Refer to Note 3 for additional information regarding acquisitions.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2017 and March 31, 2016 consisted of the following (in millions):

		March 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.0	$(37.7)	$9.3
Customer relationships (including distribution network)	13 years	685.8	(475.2)	210.6
Tradenames	12 years	29.5	(5.3)	24.2
Intangible assets not subject to amortization - trademarks and tradenames		314.5	—	314.5
Total intangible assets, net	13 years	$1,076.8	$(518.2)	$558.6

		March 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$41.3	$(34.6)	$6.7
Customer relationships (including distribution network)	13 years	628.4	(439.6)	188.8
Tradenames	8 years	12.7	(3.0)	9.7
Intangible assets not subject to amortization - trademarks and tradenames		315.7	—	315.7
Total intangible assets, net	12 years	$998.1	$(477.2)	$520.9
Intangible asset amortization expense totaled $42.1 million, $57.4 million and $55.1 million for the years ended March 31, 2017, 2016 and 2015, respectively. Patents, tradenames, and customer relationships acquired during fiscal 2017 were assigned a weighted-average useful life of 10 years, 15 years, and 16 years, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $32.2 million in fiscal year 2018, $32.0 million in fiscal year 2019, $31.8 million in fiscal year 2020, $30.4 million in fiscal year 2021, and $26.1 million in fiscal year 2022.
During fiscal 2016, in connection with the exit of the RHF product line, the Company recognized $10.4 million, $0.3 million, and $0.2 million of impairment of indefinite-lived intangible assets, customer relationships and patents, respectively, Refer to Note 5 Restructuring and Other Similar Charges for additional information.
During the third quarter of fiscal 2017, the Company completed the testing of indefinite-lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. The fair value of the Company's indefinite-lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite-lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present. Total cumulative goodwill impairment charges as of March 31, 2017 and 2016 was $323.4 million.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2017	March 31, 2016
Customer advances	$10.9	$8.3
Sales rebates	25.5	28.2
Commissions	6.3	7.9
Restructuring and other similar charges (1)	12.0	10.8
Product warranty (2)	7.5	6.8
Risk management (3)	8.9	9.9
Legal and environmental	4.4	4.6
Taxes, other than income taxes	10.5	6.6
Income taxes payable	17.8	15.0
Interest payable	5.7	5.6
Other	17.9	20.7
	$127.4	$124.4
____________________

(1)	See more information related to the restructuring obligations balance within Note 5.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2017	March 31, 2016
Term loans (1)	$1,584.5	$1,881.0
Other subsidiary debt (2)	38.2	39.1
Total	1,622.7	1,920.1
Less current maturities	16.5	20.2
Long-term debt	$1,606.2	$1,899.9
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $17.9 million and $20.2 million at March 31, 2017 and March 31, 2016, respectively.

(2)	Includes unamortized debt issuance costs of $0.5 million and $0.6 million at March 31, 2017 and March 31, 2016, respectively.

Senior Secured Credit Facility
Term Debt
During fiscal 2017, the Company entered into an Incremental Assumption Agreement (the “Term Debt Agreement”) with Credit Suisse AG, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as the refinancing term lender, relating to the Third Amended and Restated First Lien Credit Agreement, dated as of August 21, 2013 (the “Existing Agreement”). The Existing Agreement was funded by a syndicate of banks and other financial institutions and included a $1,950.0 million term loan facility (the “Prior Term Loan”).
The Term Debt Agreement provided for a new term loan in the aggregate principal amount of $1,606.4 million (the “Term Refinancing Loan”). The proceeds were used to repay in full the then-outstanding aggregate principal amount of the Prior Term Loan. Prior to that repayment in fiscal 2017, the Company made two voluntary prepayments on the Prior Term Loan aggregating $290.0 million: $195.0 million in the third quarter of fiscal 2017, in connection with the issuance of Series A Preferred Stock (see Note 19 Public Offering and Common Stock Repurchases) and $95.0 million during the first quarter of fiscal 2017.
In accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”) the Company recognized a $7.8 million loss on the debt extinguishment associated with the above transactions, which was comprised of $5.4 million of refinancing related costs, as well as a non-cash write-off of unamortized original issue discount and debt issuance costs associated with previously outstanding debt of $2.4 million. Additionally, the Company capitalized approximately $4.1 million of direct costs associated with the Term Refinancing Loan, which will be amortized over the life of the Term Refinancing Loan as interest expense using the effective interest method.

The Term Refinancing Loan has a maturity date of August 21, 2023. The borrowings under the Term Refinancing Loan bear interest at either the London Interbank Offered Rate or LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75% (which was reduced from 3.0%) or at an alternate base rate plus an applicable margin of 1.75% (which remained unchanged). The maturity date and interest rate with respect to the existing $265.0 million revolving credit facility under the Existing Agreement were unchanged by the Term Debt Agreement. At March 31, 2017, the borrowings under the Term Refinancing Loan had a weighted-average effective interest rate of 3.88%, determined as LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75%. The weighted-average interest rate for the period that the Term Refinancing Loan has been in place through March 31, 2017, was 3.77% determined as LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75%.
As of March 31, 2017, the remaining mandatory principal payments prior to maturity on the Term Refinancing Loan were $100.4 million. Principal payments of $4.0 million are scheduled to be made at the end of each calendar quarter until August 21, 2023, after which the entire term facility matures.
As of March 31, 2017, the Company was in compliance with all applicable covenants under its Term Refinancing Loan, including the maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under its revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 3.33 to 1.0 as of March 31, 2017.

Revolving Credit Facility
The Existing Agreement also included a $265.0 million revolving credit facility. During fiscal 2017, the Company entered into an Incremental Assumption Agreement (the “Revolver Extension Agreement”) with Credit Suisse AG, as administrative agent, and with the other lenders party thereto relating to the Existing Agreement. The Revolver Extension Agreement amended the Existing Agreement to (i) reduce the applicable margin on both alternate base rate ("ABR") and Eurocurrency loans by 1.0%, (ii) extend the revolving facility maturity date to March 15, 2019, (iii) modify the financial covenant of the Existing Agreement by eliminating the springing nature of the covenant, and substituting a Total Net Leverage Ratio of 6.75 to 1.0 for the current Net First Lien Leverage Ratio of 7.75 to 1.0, and (iv) reduce the letter of credit availability from $80.0 million to $60.0 million (without reducing the overall availability under the Existing Agreement). The Company incurred approximately $2.2 million of transaction related costs in connection with the Revolver Extension Agreement, which will be recognized as interest expense over the remaining tenure of the amended facility.
For revolving commitments, the Company's applicable margin above the base rate is 2.00% in the case of ABR borrowings and 3.00% in the case of Eurocurrency borrowings, subject to a net first lien leverage test. In the event the Company's net first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.33 to 1.0 as of March 31, 2017.
In addition to paying interest on outstanding principal, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
No amounts were borrowed under the revolving credit facility at March 31, 2017 or 2016; however, $14.6 million and $21.1 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at March 31, 2017 and 2016, respectively.
Other Subsidiary Debt
During fiscal 2013 and fiscal 2012, the Company received $4.3 million and $5.5 million, respectively, in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investor") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of thirty years, bearing an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018, and upon meeting certain conditions, both the Investor and the Company have the ability to trigger forgiveness of the net debt which could result in a gain of up to $9.8 million, excluding applicable transaction costs and unamortized debt issuance costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.
At March 31, 2017 and 2016, the aggregate loans of $36.9 million, net of debt issuance costs, are recorded in Long-Term Debt on the consolidated balance sheets and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the consolidated balance sheets.

At March 31, 2017 and 2016, in addition to the aforementioned New Market Tax Credit, various wholly owned subsidiaries had additional debt of $1.4 million and $2.3 million, respectively, comprised primarily of borrowings at various foreign subsidiaries and capital lease obligations.
Accounts Receivable Securitization Program
During fiscal 2016, the Company entered into an Omnibus Amendment (the "Omnibus Amendment") which extended the maturity of the Company's accounts receivable securitization facility (the “Securitization”) with Wells Fargo & Company ("Wells Fargo"). (Terms of the Securitization remained comparable to the agreement prior to the Omnibus Amendment, except as set forth below.)
Pursuant to the agreements evidencing the Securitization, Rexnord Funding LLC ("Rexnord Funding") (a wholly owned bankruptcy-remote special purpose subsidiary) has granted Wells Fargo a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings are used by Rexnord Funding to finance purchases of accounts receivable. The amount of advances available will be determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances will bear interest based on LIBOR plus 1.75%. The last date on which advances may be made is December 30, 2020 unless the maturity of the Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding will also pay an unused line fee to Wells Fargo based on any unused portion of the Securitization facility. If the average daily outstanding principal amount during a calendar month is less than 50% of the average daily aggregate commitment in effect during such month, the unused line fee will be 0.50% per annum; otherwise, it will be 0.375% per annum.
The Securitization constitutes a “Permitted Receivables Financing” under Article 1 and Article 6 of the Credit Agreement and does not qualify for sale accounting under ASC 860, Transfers and Servicing. Any borrowings under the Securitization are accounted for as secured borrowings on the Company's consolidated balance sheet. Financing costs associated with the Securitization are recorded within "Interest expense, net" in the consolidated statements of operations if revolving loans or letters of credit are obtained under the facility.
At March 31, 2017, the Company's available borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. No amounts were borrowed under the Securitization at March 31, 2017 and 2016; however, $4.6 million and zero was considered utilized in connection with outstanding letters of credit at March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

Future Debt Maturities
Future maturities of debt as of March 31, 2017, excluding the unamortized original issue discount and debt issuance costs of $18.4 million, were as follows (in millions):

Years ending March 31:
2018	$16.5
2019	16.4
2020	30.3
2021	16.4
2022	16.1
Thereafter	1,545.4
$1,641.1
Cash interest paid for the fiscal years ended March 31, 2017, 2016 and 2015 was $84.9 million, $87.7 million, and $84.1 million, respectively.

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

Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, and as such were marked to market through earnings. See the amounts recorded on the consolidated balance sheets and recognized within the consolidated statements of operations related to the Company's foreign currency forward contracts within the tables below.
Interest Rate Derivatives
The Company utilizes three interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate swaps, which became effective on September 28, 2015, convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (inclusive of a 1.0% LIBOR floor). The interest rate swaps have been designated as cash flow hedges in accordance with ASC 815 and will mature on September 27, 2018.
In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018; they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3.0%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has hedged approximately 87% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.
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
Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	March 31, 2017	March 31, 2016	Balance Sheet Classification
	Liability Derivatives
Interest rate swaps	$10.3	$21.8	Other liabilities
	Asset Derivatives
Interest rate caps	$—	$0.3	Other assets

Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	March 31, 2017	March 31, 2016	Balance Sheet Classification
	Liability Derivatives
Foreign currency forward contracts	$0.1	$0.9	Other current liabilities

The following tables indicate the location and the amount of losses and gains associated with the Company's derivative instruments, net of tax, within the consolidated balance sheets (for qualifying ASC 815 instruments) and recognized within the consolidated statements of operations. The information is segregated between designated, qualifying ASC 815 hedging instruments and non-qualifying, non-designated hedging instruments (in millions). As of March 31, 2017, there was no ineffectiveness on the Company's designated hedging instruments.

	Cumulative loss recognized, net of tax, in accumulated other comprehensive loss on derivatives
Derivative instruments designated as cash flow hedging relationships under ASC 815
	March 31, 2017	March 31, 2016
Interest rate swaps	$6.4	$13.5
Interest rate caps	$3.1	$3.4

		Amount recognized in other (expense) income, net
Derivative instruments not designated as hedging instruments under ASC 815	Location of gain recognized in income on derivatives	Year Ended
		March 31, 2017	March 31, 2016	March 31, 2015
Foreign currency forward contracts	Other (expense) income, net	$0.3	$—	$0.5

During fiscal 2017 and 2016, the Company reclassified $10.2 million and $5.2 million of accumulated other comprehensive loss into earnings as interest expense related to interest rate derivatives, respectively. The Company did not reclassify any amounts from other comprehensive loss into earnings as interest expense during fiscal year 2015. The Company expects to reclassify $10.3 million of accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the years ended March 31, 2017 and March 31, 2016.

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2017 and March 31, 2016 (in millions):

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.0	$—	$0.0
Total assets at fair value	—	0.0	—	0.0

Liabilities:
Interest rate swaps	—	10.3	—	10.3
Foreign currency forward contracts	—	0.1	—	0.1
Total liabilities at fair value	$—	$10.4	$—	$10.4

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.3	$—	$0.3
Total assets at fair value	—	0.3	—	0.3

Liabilities:
Interest rate swaps	—	21.8	—	21.8
Foreign currency forward contracts	—	0.9	—	0.9
Total liabilities at fair value	$—	$22.7	$—	$22.7

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2017 and March 31, 2016 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of March 31, 2017 and March 31, 2016 was approximately $1,644.6 million and $1,913.2 million, respectively. The fair value is based on quoted market prices for the same issues.

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

As discussed in Note 5 Restructuring and Other Similar Charges, during fiscal 2017 and 2016, the Company impaired certain property, plant and equipment associated with the Company's supply chain optimization and footprint optimization actions. Net realizable value of these assets was determined using independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. As of March 31, 2017 and 2016, these assets have a net realizable value of $7.0 million and $5.3 million, respectively. During fiscal 2017, the Company sold approximately $3.4 million of these assets upon completion of the remaining backlog associated with the Rodney Hunt Fontaine flow control gate product line.

14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2027. Rent expense under operating leases totaled $20.7 million, $18.2 million and $19.4 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2017 are as follows (in millions):

Years ending March 31:
2018	$17.5
2019	14.7
2020	12.8
2021	7.4
2022	6.7
Thereafter	18.2
$77.3

15. Stock-Based Compensation
In accordance with ASC 718, the Company recognizes compensation costs related to share-based payment transactions. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
In fiscal 2007, the Board of Directors adopted, and stockholders approved, the 2006 Stock Option Plan (the "Prior Plan"), under which the Company could issue stock options. No further options may be granted under the Prior Plan. In fiscal 2012, the Board of Directors adopted, and stockholders approved, the Rexnord Corporation Performance Incentive Plan (the "Plan" and together with the Prior Plan, the "Incentive Plans"), which operates as a successor plan to the Prior Plan. The Plan, as amended and restated effective May 18, 2016 following subsequent stockholder approval, is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. To date, stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Incentive Plans.
The options granted under the Plan have a maximum term of ten years after the grant date. Options granted from the inception of the Plan through July 31, 2014 vest 50% three years after the grant date and the remaining 50% vest five years after the grant date. Options and RSUs granted from July 31, 2014 through May 21, 2015 vest ratably over four years. Options and RSUs granted subsequent to May 21, 2015 generally vest ratably over 3 years. PSUs granted in fiscal 2017 and 2016 cliff vest after 3 years.
The Plan permits the grant of awards that may deliver up to an aggregate of 12,150,000 shares of common stock further subject to limits on the number of shares that may be delivered pursuant to incentive stock options and on the shares that may be delivered on the awards that are performance-based awards within the meaning of Section 162(m) of the Internal Revenue Code, to any individual in a single year. The Plan is administered by the Compensation Committee.
During fiscal 2017, 2016 and 2015, the Company recorded $13.4 million, $7.5 million and $6.4 million of stock-based compensation expense, respectively (the related tax benefit on these amounts was $4.7 million for fiscal 2017, $2.8 million for fiscal 2016, and $2.2 million for fiscal 2015). During fiscal 2017, 2016 and 2015, the Company also recorded $8.3 million, $4.0 million and $5.8 million, respectively, of an excess tax benefit related to stock options exercised during each fiscal year. See Note 2 regarding the change in accounting for excess tax benefits in fiscal 2017. As of March 31, 2017, there was $25.9 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.93 years.

Stock Options
The fair value of each option granted under the Incentive Plans was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Expected option term (in years)	6.5	6.5	7.1
Expected volatility factor	29%	24%	26%
Weighted-average risk free interest rate	1.58%	1.82%	2.10%
Expected dividend rate	0.0%	0.0%	0.0%
Management’s estimate of the option term for options granted under the Incentive Plans is 6.5 years based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares have been publicly traded. The Company’s expected volatility assumptions are based on the expected volatilities of publicly-traded companies within the Company’s industry. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Incentive Plans during fiscal 2017, 2016 and 2015 was $6.41, $6.92 and $9.21, respectively. The total fair value of options vested during fiscal 2017, 2016 and 2015 was $5.8 million, $9.8 million and $1.3 million, respectively.
A summary of stock option activity during fiscal 2017, 2016 and 2015 is as follows:

	Years Ended
	March 31, 2017		March 31, 2016		March 31, 2015
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	7,854,685	$15.10	8,588,518	$13.04	8,652,834	$10.79
Granted	2,602,014	19.72	1,072,556	24.14	1,268,124	28.30
Exercised (1)	(2,116,571)	5.18	(1,278,017)	5.55	(743,807)	5.85
Canceled/Forfeited	(569,458)	23.34	(528,372)	23.53	(588,633)	21.65
Outstanding at end of period (2)	7,770,670	$18.73	7,854,685	$15.10	8,588,518	$13.04
Exercisable at end of period (3)	3,221,622	$15.25	4,678,216	$9.52	4,798,457	$5.67
______________________

(1)	The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $29.1 million, $16.3 million and $16.7 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding was 6.6 years at March 31, 2017, 5.0 years at March 31, 2016 and 5.0 years at March 31, 2015. The aggregate intrinsic value of options outstanding at March 31, 2017 was $40.3 million.

(3)
The weighted average remaining contractual life of options exercisable was 4.6 years at March 31, 2017, 3.0 years at March 31, 2016 and 2.6 years at March 31, 2015. The aggregate intrinsic value of options exercisable at March 31, 2017 was $27.9 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	3,176,469	$23.30
Granted	2,602,014	19.72
Vested	(749,416)	23.69
Canceled/Forfeited	(480,019)	23.14
Nonvested options at end of period	4,549,048	$21.20

Restricted Stock Units
During fiscal 2017, 2016 and 2015 the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during fiscal 2017, 2016, and 2015 is as follows:

	Years Ended
	March 31, 2017		March 31, 2016		March 31, 2015
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	125,307	$24.67	53,813	$29.06	—	$—
Granted	279,445	19.53	96,952	23.20	58,883	29.08
Vested	(48,207)	24.01	(12,866)	29.09	—	—
Canceled/Forfeited	(34,403)	22.00	(12,592)	27.62	(5,070)	29.31
Nonvested RSUs at end of period	322,142	$20.59	125,307	$24.67	53,813	$29.06

Performance Stock Units
During fiscal 2017 and 2016, the Company granted performance stock units (“PSUs”) to certain of its officers and employees. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during fiscal 2017 and 2016 is as follows:

	Years Ended
	March 31, 2017		March 31, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	49,136	$28.57	—	$—
Granted	219,266	23.95	50,711	28.57
Vested	—	—	—	—
Canceled/Forfeited	(8,472)	25.90	(1,575)	—
Nonvested PSUs at end of period	259,930	$24.74	49,136	$28.57
The fair value of the portion of current PSUs with vesting based on free cash flow conversion is determined based on the Company's closing stock price on the date of grant. The fair value of the portion of current PSUs with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during fiscal 2017 and 2016:

	Years Ended
	March 31, 2017	March 31, 2016
Expected volatility factor	30%	31%
Weighted-average risk-free interest rate	0.86%	1.01%
Expected dividend rate	0.0%	0.0%
PSU fair value per share	$27.67	$32.06

16. Retirement Benefits
The Company sponsors pension and other postretirement benefit plans for certain employees. Most of the Company’s employees are accumulating retirement income benefits through defined contribution plans. However, the Company sponsors frozen pension plans for certain salaried participants and ongoing pension benefits for certain employees represented by collective bargaining. These plans provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of frozen credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements under applicable laws and governmental regulations. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements.
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial (gains) / losses of $(2.6) million, $12.9 million, and $59.4 million, during the fiscal years ending March 31, 2017, 2016 and 2015, respectively. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Pension Benefits:
Service cost	$1.8	$2.2	$1.4
Interest cost	25.7	25.5	30.0
Expected return on plan assets	(27.1)	(28.8)	(29.8)
Amortization of:
Prior service cost	0.1	0.1	0.2
(Income) cost associated with special events:
Settlement (1)	—	—	6.5
Curtailment (2)	(1.4)	—	—
Contractual termination benefits (3)	2.2	—	—
Recognition of actuarial losses	—	13.0	51.7
Net periodic benefit cost	$1.3	$12.0	$60.0
Other Postretirement Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.1	1.2	1.3
Amortization:
Prior service credit	(2.0)	(2.0)	(1.9)
Cost associated with special events:
Curtailment (2)	0.4	—	—
Recognition of actuarial (gains) losses	(1.6)	(0.1)	1.2
Net periodic benefit (income) cost	$(2.0)	$(0.8)	$0.7

(1)
During fiscal 2015, the Company offered approximately 4,500 inactive participants in its domestic non-union defined benefit plans with vested benefits the opportunity to receive a lump sum settlement of the value of the participant’s pension benefit. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or in the form of a monthly annuity beginning during fiscal 2015. The election period for this voluntary offer closed on October 15, 2014 and a total of $65.0 million was paid to electing participants during fiscal 2015. The settlement and corresponding re-measurement of the domestic non-union defined benefit plan resulted in the recognition of non-cash actuarial losses during fiscal 2015 of $6.5 million.

(2)
During fiscal 2017, certain active participants of a foreign pension plan were transferred out of the pension plan and placed into a defined contribution plan, resulting in a curtailment gain of $1.4 million. In addition, the Company also recognized a curtailment loss of $0.4 million during fiscal 2017 as a result of the decision to close a U.S. manufacturing facility in connection with the Company’s ongoing supply chain optimization and footprint repositioning initiatives. See Note 5 Restructuring and Other Similar Charges for additional information. The recognition of the non-cash net curtailment gain of $1.0 million is recorded within Actuarial (gain) loss on pension and postretirement benefit obligations on the fiscal 2017 consolidated statements of operations.

(3)
During fiscal 2017, the Company recognized incremental expense of $2.2 million of termination benefits associated with incremental benefits participants of the Company’s domestic union defined benefit plans will receive following the Company’s decision to close one of its U.S. manufacturing facilities. The contractual termination benefit is recorded in Restructuring and other similar charges on the fiscal 2017 consolidated statements of operations.

In fiscal 2017, the recognition of $2.6 million of non-cash actuarial gains was primarily associated with the net curtailment gain described above and improved demographic and claims experience associated with the Company’s other postretirement benefit plans.  In fiscal 2016, lower than projected asset growth, partially offset by a slightly higher discount rate and shorter life expectancy assumptions resulted in the recognition of non-cash actuarial losses of $12.9 million. In fiscal 2015, the Society of Actuaries issued revised mortality tables (RP 2014) and a mortality improvement scale (MP 2014) for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The RP 2014 mortality tables and MP 2014 mortality improvement scale indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). In conjunction with the re-measurement of the pension and other post-retirement obligations in fiscal 2015, the adoption of the newly issued mortality tables and mortality improvement scale, lower discount rates, and the lump-sum settlement completed in fiscal 2015 resulted in the recognition of non-cash actuarial losses of $59.4 million.

The Company made contributions to its U.S. qualified pension plan trusts of $4.9 million, $4.9 million, and $7.9 million during the years ended March 31, 2017, 2016 and 2015, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2017	Year Ended March 31, 2016
Benefit obligation at beginning of period	$(674.0)	$(718.8)	$(29.6)	$(32.4)
Service cost	(1.8)	(2.2)	(0.1)	(0.1)
Interest cost	(25.7)	(25.5)	(1.1)	(1.2)
Actuarial gains	11.8	35.1	3.7	0.7
Benefits paid	39.8	38.8	3.1	4.0
Plan participant contributions	(0.3)	(0.4)	(0.6)	(0.6)
Acquisition (1)	(18.3)	—	—	—
Contractual termination benefits (2)	(2.2)	—	—	—
Curtailments	2.5	—	(1.1)	—
Translation adjustment	2.8	(1.0)	—	—
Benefit obligation at end of period	$(665.4)	$(674.0)	$(25.7)	$(29.6)
Plan assets at the beginning of the period	$503.6	$543.2	$—	$—
Actual return on plan assets	26.6	(9.5)	—	—
Contributions	8.6	8.6	3.1	4.0
Benefits paid	(39.8)	(38.8)	(3.1)	(4.0)
Acquisition (1)	14.9	—	—	—
Translation adjustment	(0.9)	0.1	—	—
Plan assets at end of period	$513.0	$503.6	$—	$—
Funded status of plans	$(152.4)	$(170.4)	$(25.7)	$(29.6)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.6	$0.5	$—	$—
Current liabilities	(2.2)	(2.4)	(2.1)	(2.6)
Long-term liabilities	(150.8)	(168.5)	(23.6)	(27.0)
Total net funded status	$(152.4)	$(170.4)	$(25.7)	$(29.6)

(1)	In fiscal 2017, Rexnord acquired Cambridge. See Note 3 Acquisitions for additional information.

(2)
During fiscal 2017 Rexnord recognized $2.2 million in special termination benefits associated with the closure of one of its U.S. manufacturing facilities. This expense was recognized as restructuring.

As of March 31, 2017, the Company had pension plans with a combined projected benefit obligation of $665.4 million compared to plan assets of $513.0 million, resulting in an under-funded status of $152.4 million compared to an under-funded status of $170.4 million at March 31, 2016. The Company’s funded status has improved year over year primarily as a result of actuarial gains as a result of higher discount rates and shorter life expectancy assumptions partially offset by lower than projected asset returns. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2017 and 2016 consist of the following (in millions):

	As of March 31, 2017
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(3.1)	$(3.2)
Unrecognized actuarial loss (gain)	49.4	(0.8)	48.6
Accumulated other comprehensive loss (income), gross	49.3	(3.9)	45.4
Deferred income tax (benefit) provision	(18.7)	1.5	(17.2)
Accumulated other comprehensive loss (income), net	$30.6	$(2.4)	$28.2

	As of March 31, 2016
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service cost (credit)	$0.1	$(5.1)	$(5.0)
Unrecognized actuarial loss	61.9	0.6	62.5
Accumulated other comprehensive loss (income), gross	62.0	(4.5)	57.5
Deferred income tax (benefit) provision	(23.6)	1.7	(21.9)
Accumulated other comprehensive loss (income), net	$38.4	$(2.8)	$35.6
The Company expects to recognize $0.1 million and $1.9 million of prior service costs (credits) included in accumulated other comprehensive (loss) income for pension benefits and other postretirement benefits, respectively, as components of net periodic benefit cost during the next fiscal year.
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2017	March 31, 2016	March 31, 2015
Benefit Obligations:
Discount rate	3.85%	3.84%	3.70%	4.00%	3.90%	3.80%
Rate of compensation increase	2.96%	3.07%	3.40%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.84%	3.70%	4.54%	3.90%	3.80%	4.30%
Rate of compensation increase	2.96%	3.40%	3.41%	n/a	n/a	n/a
Expected return on plan assets	5.34%	5.33%	5.30%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.

The following table presents the Company’s target investment allocations for the year ended March 31, 2017 and actual investment allocations at March 31, 2017 and 2016.

	Plan Assets
	2017			2016
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	29%	30%	28%
Debt securities (including cash and cash equivalents)	55 - 80%	66%	64%	66%
Other	0 - 10%	5%	6%	6%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's principal U.S. pension plans.

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
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2017 and 2016, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements.

	As of March 31, 2017
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$2.0	$—	$—	$4.5	$6.5
Investment funds
Fixed income funds (2)	8.8	—	—	317.5	326.3
U.S. equity funds (3)	3.7	—	—	65.2	68.9
International equity funds (3)	2.0	—	—	38.5	40.5
Balanced funds (3)	—	—	—	9.3	9.3
Alternative investment funds (4)	—	—	—	37.6	37.6
Insurance contracts	—	—	23.9	—	23.9
Total	$16.5	$—	$23.9	$472.6	513.0

	As of March 31, 2016
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$1.7	$—	$—	$4.9	$6.6
Investment funds
Fixed income funds (2)	—	—	—	328.8	328.8
U.S. equity funds (3)	—	—	—	63.7	63.7
International equity funds (3)	—	—	—	35.3	35.3
Balanced funds (3)				9.1	9.1
Alternative investment funds (4)	—	—	—	37.5	37.5
Insurance contracts	—	—	22.6	—	22.6
Total	$1.7	$—	$22.6	$479.3	503.6

(1)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

(2)
The Company's fixed income mutual and commingled funds primarily include investments in U.S. government securities and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. The mutual and commingled funds are primarily valued using the net asset value, which reflects the plan's share of the fair value of the investments. In fiscal 2017, Rexnord acquired Cambridge which sponsored pension plans that held exchange-traded funds that are valued using quoted market prices from active markets.

(3)
The Company's equity mutual and commingled funds primarily include investments in U.S. and international common stock. The balanced mutual and commingled funds invest in a combination of fixed income and equity securities. The mutual and commingled funds are primarily valued using the net asset value, which reflects the plan's share of the fair value of the investments. In fiscal 2017, Rexnord acquired Cambridge which sponsored pension plans that held exchange-traded funds that are valued using quoted market prices from active markets.

(4)
The Company's alternative investments include venture capital and partnership investments. Alternative investments are valued using the net asset value, which reflects the plan's share of the fair value of the investments. The Company is generally able to redeem investments at periodic times during the year with notice provided to the general partner.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2017 and 2016 (in millions):

Insurance Contracts
Beginning balance, March 31, 2015	$23.4
Actual return on assets:
Related to assets held at reporting date	(0.8)
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2016	22.6
Actual return on assets:
Related to assets held at reporting date	1.3
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2017	$23.9

Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2018	$41.3	$2.2
2019	41.3	2.6
2020	41.0	2.6
2021	41.0	2.5
2022	40.9	2.3
2023-2027	201.7	8.3

Pension Plans That Are Not Fully Funded
At March 31, 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $658.9 million, $652.2 million and $506.1 million, respectively.
At March 31, 2016, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $665.3 million, $657.1 million and $494.5 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.8% in fiscal 2017 grading down to 5.0% in fiscal 2024 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	2.1	2.6	2.9	(1.8)	(2.2)	(2.5)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. Expense recognized related to these plans was $0.2 million, $0.2 million, and $0.2 million in the years ended March 31, 2017, 2016 and 2015, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $12.4 million, $14.2 million, and $15.2 million for the years ended March 31, 2017, 2016 and 2015, respectively.

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

Income Tax Provision
The components of the provision for income taxes are as follows (in millions):

	Year ended March 31,
	2017	2016	2015
Current:
United States	$12.1	$24.0	$17.2
Non-United States	20.3	15.3	15.6
State and local	2.2	3.9	4.7
Total current	34.6	43.2	37.5
Deferred:
United States	(18.0)	(10.2)	(8.2)
Non-United States	(6.8)	1.1	(10.5)
State and local	(1.9)	(17.0)	(2.0)
Total deferred	(26.7)	(26.1)	(20.7)
Provision for income taxes	$7.9	$17.1	$16.8

The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2017	2016	2015
Provision for income taxes at U.S. federal statutory income tax rate	$28.7	$30.1	$37.9
State and local income taxes, net of federal benefit	0.8	2.7	2.6
Net effects of foreign rate differential	(1.3)	(3.0)	(3.3)
Net effects of foreign operations	(4.4)	(2.1)	8.9
Net effect to deferred taxes for changes in tax rates	(0.3)	(0.8)	0.2
Unrecognized tax benefits, net of federal benefit	0.5	(11.3)	(0.5)
Domestic production activities deduction	(2.7)	(1.3)	(2.3)
Research and development credit	(7.6)	—	—
Excess tax benefits related to equity compensation	(7.0)	—	—
Change in valuation allowance	0.5	2.3	(27.4)
Other	0.7	0.5	0.7
Provision for income taxes	$7.9	$17.1	$16.8
The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year ended March 31,
	2017	2016	2015
United States	$50.4	$45.3	$89.9
Non-United States	31.6	40.7	18.7
Income before income taxes	$82.0	$86.0	$108.6
Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2017	March 31, 2016
Deferred tax assets:
Compensation and retirement benefits	$79.9	$84.4
General accruals and reserves	18.1	18.3
State tax net operating loss carryforwards	19.2	19.6
Foreign tax credit carryforwards	—	4.3
Foreign net operating loss and interest carryforwards	22.5	17.7
Other	7.9	14.5
Total deferred tax assets before valuation allowance	147.6	158.8
Valuation allowance	(27.7)	(27.2)
Total deferred tax assets	119.9	131.6
Deferred tax liabilities:
Property, plant and equipment	39.9	42.8
Inventories	31.5	30.1
Intangible assets and goodwill	217.5	197.7
Cancellation of indebtedness	27.6	43.4
Total deferred tax liabilities	316.5	314.0
Net deferred tax liabilities	$196.6	$182.4

Net amount on Consolidated Balance Sheet consists of:
Other assets	$12.2	$3.6
Deferred income taxes	(208.8)	(186.0)
Net long-term deferred tax liabilities	$(196.6)	$(182.4)

Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of March 31, 2017. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Similarly, a valuation allowance was recorded at March 31, 2016 for certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards for which utilization was deemed uncertain. The increase in the valuation allowance presented above was generally due to an increase in certain foreign NOL carryforwards and other related deferred tax assets which management has deemed the realization of such assets as not being more-likely-than-not. The carryforward period for the foreign tax credit is ten years. The carryforward period for the U.S. federal NOL carryforward is twenty years. The carryforward periods for the state NOLs range from five to twenty years. Certain foreign NOL carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign NOLs is indefinite.
At March 31, 2017, the Company had approximately $500.9 million of state NOL carryforwards, expiring over various years ending through March 31, 2036. The Company has a valuation allowance of $18.0 million recorded against the related deferred tax asset. In addition, at March 31, 2017, the Company had approximately $94.8 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $9.7 million against these NOL carryforwards as well as other related deferred tax assets.
No provision has been made for United States federal income taxes related to approximately $176.5 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. Due to the resulting additional foreign tax credits, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $5.7 million, would not be expected to be significant to the Company’s consolidated financial statements.
The Company’s total liability for net accrued income taxes as of March 31, 2017 and 2016 was $6.9 million and $13.3 million, respectively. This net amount was presented in the consolidated balance sheets as Income taxes payable (separately disclosed in Other current liabilities) of $17.8 million and $15.0 million as of March 31, 2017 and 2016, respectively; and as Income taxes receivable (included in Other current assets) of $10.9 million and $1.7 million as of March 31, 2017 and 2016, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2017, 2016 and 2015 was $40.0 million, $46.9 million and $21.2 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of March 31, 2017 and March 31, 2016 was $18.1 million and $15.6 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2017 and March 31, 2016 (in millions):

	Year Ended March 31,
	2017	2016
Balance at beginning of period	$13.2	$21.7
Additions based on tax positions related to the current year	0.8	0.8
Additions for tax positions of prior years	2.8	1.2
Reductions for tax positions of prior years	—	(0.1)
Reductions due to lapse of applicable statute of limitations	(1.7)	(10.3)
Cumulative translation adjustment	(0.1)	(0.1)
Balance at end of period	$15.0	$13.2
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2017 and March 31, 2016, the total amount of unrecognized tax benefits includes $4.7 million and $3.8 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the fiscal years ended March 31, 2017, 2016, and 2015 was $0.6 million, $(8.6) million, and $0.7 million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain corporate income tax returns of the Company’s Netherlands subsidiaries for the tax years ended March 31, 2011 through 2015). In addition, the U.S. Internal Revenue Service is currently examining the Company’s U.S. consolidated federal income tax return and related amended return for the tax year ended March 31, 2015. During fiscal 2017, the Company completed an examination of certain of its Italian subsidiaries’ corporate income tax returns for the tax years ended March 31, 2014 through 2016 and paid approximately $0.7 million upon the conclusion of such examination. In addition, during fiscal 2017, the Company completed an examination of certain of its German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2011 through 2014 and paid approximately $0.4 million upon conclusion of such examination. During fiscal 2016, the U.S. Internal Revenue Service completed an income tax examination of the Company’s U.S. consolidated federal income tax return for the tax year ended March 31, 2013. The conclusion of the audit resulted in no changes to previously reported taxable income or income tax for such return. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2014, state and local income tax examinations for years ending prior to fiscal 2013 or significant foreign income tax examinations for years ending prior to fiscal 2012. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008 through March 31, 2013 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

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
In connection with its sale, Invensys plc ("Invensys") provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2017, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 18,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2017, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $37.0 million of which Zurn expects its insurance carriers to pay approximately $28.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $37.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims and increased by $5.0 million from March 31, 2016. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2017, is approximately $242.9 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $166.9 million of aggregate liabilities.
As of March 31, 2017, the Company had a recorded receivable from its insurance carriers of $37.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $242.9 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $242.9 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the consolidated balance sheets.
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

19. Public Offering and Common Stock Repurchases
Preferred Stock
On December 7, 2016, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
Dividends accumulate from the issuance date. Rexnord may pay such dividends in cash or, subject to certain limitations, by delivery of shares of the Company's common stock or through any combination of cash and shares of the Company's common stock as determined by the Company in its sole discretion. Dividends are payable quarterly, commencing on February 15, 2017 and ending on November 15, 2019. Any unpaid dividends will continue to accumulate. The shares of Series A Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. With respect to dividend and liquidation rights, the Series A Preferred Stock ranks senior to the Company's common stock and junior to all existing and future indebtedness.
The net proceeds from the offering were approximately $389.7 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under its credit agreement, with the remainder retained for general corporate purposes. During fiscal 2017 the Company accrued $7.3 million of dividends and has paid $4.4 million in cash related to these dividends. As of March 31, 2017, there were no dividends in arrears on the Series A Preferred Stock.
Issuer Repurchases of Equity Securities
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. No shares of common stock were repurchased in fiscal 2017 or 2015. During fiscal 2016, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million at an average price of $25.76. The repurchased shares were canceled by the Company upon receipt. At March 31, 2017, approximately $160.0 million of repurchase authority remained.

20. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord, Rex, FlatTop, Falk, Link-Belt and Cambridge. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn, Wilkins, and VAG. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2 Significant Accounting Policies).

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$594.6	$572.3	$642.1
Maintenance, repair, and operations	540.1	528.0	588.1
Total Process & Motion Control	1,134.7	1,100.3	1,230.2
Water Management:
Water safety, quality, flow control and conservation	538.9	534.1	517.1
Water infrastructure	244.6	289.4	302.9
Total Water Management	783.5	823.5	820.0
Consolidated net sales	1,918.2	1,923.8	2,050.2
Income (loss) from operations
Process & Motion Control	134.9	146.8	219.6
Water Management	85.1	72.8	79.0
Corporate	(36.3)	(45.3)	(94.9)
Consolidated income from operations	183.7	174.3	203.7
Non-operating expense:
Interest expense, net	(88.7)	(91.4)	(87.9)
Loss on the extinguishment of debt	(7.8)	—	—
Other (expense) income, net	(5.2)	3.1	(7.2)
Income from continuing operations before income taxes	82.0	86.0	108.6
Provision for income taxes	7.9	17.1	16.8
Net income from continuing operations	74.1	68.9	91.8
Loss from discontinued operations, net of tax	—	(1.4)	(8.0)
Net income	74.1	67.5	83.8
Non-controlling interest loss	—	(0.4)	—
Net income attributable to Rexnord	74.1	67.9	83.8
Dividends on preferred stock	(7.3)	—	—
Net income attributable to Rexnord common stockholders	$66.8	$67.9	$83.8

Depreciation and Amortization
Process & Motion Control	$69.9	$77.3	$74.1
Water Management	35.5	38.1	38.1
Consolidated	$105.4	$115.4	$112.2
Capital Expenditures
Process & Motion Control	$42.0	$43.6	$37.7
Water Management	12.5	8.5	11.1
Consolidated	$54.5	$52.1	$48.8

	March 31, 2017	March 31, 2016	March 31, 2015
Total Assets
Process & Motion Control	$2,671.4	$2,412.7	$2,419.0
Water Management	862.3	933.2	981.9
Corporate	5.6	8.9	8.4
Consolidated	$3,539.3	$3,354.8	$3,409.3

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015	March 31, 2017	March 31, 2016	March 31, 2015
United States	$1,320.3	$1,306.9	$1,380.0	$267.2	$276.0	$279.4
Europe	332.6	370.8	374.0	72.2	80.5	92.1
Rest of World	265.3	246.1	296.2	61.5	40.7	46.1
	$1,918.2	$1,923.8	$2,050.2	$400.9	$397.2	$417.6
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.

21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$471.8	$491.0	$451.8	$503.6	$1,918.2
Gross profit	165.4	174.0	153.0	175.6	668.0
Net income attributable to Rexnord	18.9	24.6	3.2	27.4	74.1
Dividends on preferred stock	—	—	(1.5)	(5.8)	(7.3)
Net income attributable to Rexnord common stockholders	$18.9	$24.6	$1.7	$21.6	$66.8

Net income per share attributable to Rexnord common stockholders
Basic	$0.19	$0.24	$0.02	$0.21	$0.65
Diluted	$0.18	$0.24	$0.02	$0.21	$0.64

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$485.1	$485.9	$460.2	$492.6	$1,923.8
Gross profit	169.8	169.3	158.3	167.8	665.2
Net income from continuing operations	21.2	22.6	24.3	0.8	68.9
Loss from discontinued operations, net of tax	—	—	—	(1.4)	(1.4)
Net income (loss)	21.2	22.6	24.3	(0.6)	67.5
Non-controlling interest loss	(0.1)	—	(0.1)	(0.2)	(0.4)
Net income (loss) attributable to Rexnord common stockholders	$21.3	$22.6	$24.4	$(0.4)	$67.9

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.21	$0.23	$0.24	$0.01	$0.69
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Net income	$0.21	$0.23	$0.24	$(0.00)	$0.67
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.20	$0.22	$0.24	$0.01	$0.67
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Net income	$0.20	$0.22	$0.24	$(0.00)	$0.66

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2018 annual meeting, to be held on or about July 27, 2017 (the "Fiscal 2018 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Corporate Governance - Directors' Compensation" in the Fiscal 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Fiscal 2018 Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	8,352,742	$18.74	5,174,811
Equity compensation plans not approved by security holders	None	None	None
Total	8,352,742	$18.74	5,174,811
____________________

(1)	Represents options, PSUs and RSUs granted under the Performance Incentive Plan or 2006 Stock Option Plan. No further options may be granted under the 2006 Stock Option Plan.

(2)	The average exercise price excludes PSUs and RSUs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2018 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2017, 2016 and 2015 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2017, 2016 and 2015 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2015:
Valuation allowance for trade and notes receivable	$6.4	$10.7	$0.6	$(0.4)	$(0.5)	$16.8
Valuation allowance for excess and obsolete inventory	33.8	5.2	0.8	(0.6)	(3.5)	35.7
Valuation allowance for income taxes	54.4	2.0	—	—	(31.4)	25.0
Fiscal Year 2016:
Valuation allowance for trade and notes receivable	$16.8	$(6.8)	$—	$(0.1)	$(1.0)	$8.9
Valuation allowance for excess and obsolete inventory	35.7	9.5	—	(0.3)	(7.3)	37.6
Valuation allowance for income taxes	25.0	4.2	—	—	(2.0)	27.2
Fiscal Year 2017:
Valuation allowance for trade and notes receivable	$8.9	$0.7	$2.0	$—	$(1.0)	$10.6
Valuation allowance for excess and obsolete inventory	37.6	7.6	1.3	(0.2)	(6.2)	40.1
Valuation allowance for income taxes	27.2	4.0	0.2	—	(3.7)	27.7

(1)	Uncollectible amounts, dispositions charged against the accrual and utilization of net operating losses.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.
See Exhibit Index included after the signature page to this report, which Exhibit Index is incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 17, 2017
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

/s/ Todd A. Adams	President, Chief Executive Officer	May 17, 2017
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 17, 2017
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Paul W. Jones	Director	May 17, 2017
Paul W. Jones

/s/ Mark S. Bartlett	Director	May 17, 2017
Mark S. Bartlett

/s/ Thomas D. Christopoul	Director	May 17, 2017
Thomas D. Christopoul

/s/ Theodore D. Crandall	Director	May 17, 2017
Theodore D. Crandall

/s/ David C. Longren	Director	May 17, 2017
David C. Longren

/s/ George C. Moore	Director	May 17, 2017
George C. Moore

/s/ John M. Stropki	Director	May 17, 2017
John M. Stropki

/s/ John S. Stroup	Director	May 17, 2017
John S. Stroup

/s/ Robin A. Walker-Lee	Director	May 17, 2017
Robin A. Walker-Lee

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1(a)	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

3.1(b)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (the “Series A Preferred Designations”)
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through January 5, 2017	Exhibit 3.1 to the Company's Form 8-K dated January 5, 2017

4.1	Series A Preferred Designations	Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

4.2	Form of Certificate for the 5.75% Series A Mandatory Convertible Preferred Stock	Exhibit A to Exhibit 3.1 to the Company’s Form 8-K dated December 1, 2016

4.3
Deposit Agreement, dated as of December 7, 2016, among Rexnord Corporation and American Stock Transfer & Trust Company, LLC, acting as depositary, and the holders from time to time of the receipts issued thereunder
Exhibit 4.2 to the Company's Form 8-K dated December 1, 2016

4.4	Form of Depositary Receipt for the Depositary Shares	Exhibit A to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2016

10.1(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.4 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.3(a)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 (the “Performance Incentive Plan”)*	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(b)	The Company's 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(c)	Form of Option Agreement under the Performance Incentive Plan*	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(d)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan*	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(e)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(f)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for grants prior to fiscal 2017; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(g)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.3(h)	Form of Restricted Stock Unit Agreement for Directors under the Performance Incentive Plan* (used for fiscal 2016 grants; superseded)	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.4 (a)	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2012

10.4(b)	First Amendment, dated August 6, 2015, to Employment Agreement between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2015

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Offer Letter between Rexnord Corporation and Matthew Stillings*		X

10.7	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015

10.8	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016*	Exhibit 10.1 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.9	Rexnord Corporation Executive Change in Control Plan, Effective May 18, 2016*	Exhibit 10.2 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.10	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of December 2015*	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015

10.11	Form of Indemnification Agreement	Exhibit 10.31 to the Company's Registration Statement on Form S-1 (SEC File No. 333-174504)

10.12(a)
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

10.12(b)
Incremental Assumption Agreement, dated as of November 2, 2016, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, the lenders party thereto, and Credit Suisse AG, as administrative agent, related to the Third Amended and Restated First Lien Credit Agreement (revolving facility)
Exhibit 10.1 to the Company’s Form 8-K dated November 2, 2016

10.12(c)
Incremental Assumption Agreement, dated as of December 16, 2016, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, as administrative agent, related to the Third Amended and Restated First Lien Credit Agreement (term loan facility)
Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2016

10.13
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
Second Amendment, dated as of May 20, 2011, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent
Exhibit 10.3 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011

10.14(d)
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
Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011

10.15(b)	See Exhibit 10.14(d) above	See Exhibit 10.14(d) above

10.16
Underwriting Agreement, dated December 1, 2016, among Rexnord Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the underwriters named in Schedule A thereto
Exhibit 1.1 to the Company's Form 8-K dated December 1, 2016

12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends		X

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.