Form 10-Q
period 2017-06-30
Rexnord Corp
filed 2017-08-02
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Rexnord Corporation Common Stock, $0.01 par value per share	103,746,183 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended March 31, 2017 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2018, or fiscal 2018, means the period from April 1, 2017 to March 31, 2018, and the first quarter of fiscal 2018 and 2017 means the fiscal quarters ended June 30, 2017 and June 30, 2016, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$516.2	$490.1
Receivables, net	312.7	322.9
Inventories	345.5	314.9
Other current assets	51.9	50.2
Total current assets	1,226.3	1,178.1
Property, plant and equipment, net	397.9	400.9
Intangible assets, net	553.5	558.6
Goodwill	1,322.5	1,318.2
Other assets	83.3	83.5
Total assets	$3,583.5	$3,539.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$16.3	$16.5
Trade payables	208.7	197.8
Compensation and benefits	44.3	54.3
Current portion of pension and postretirement benefit obligations	4.3	4.3
Other current liabilities	131.8	127.4
Total current liabilities	405.4	400.3

Long-term debt	1,602.8	1,606.2
Pension and postretirement benefit obligations	174.2	174.4
Deferred income taxes	207.0	208.8
Other liabilities	78.1	79.0
Total liabilities	2,467.5	2,468.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 103,737,290 at June 30, 2017 and 103,600,540 at March 31, 2017	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at June 30, 2017 and March 31, 2017	0.0	0.0
Additional paid-in capital	1,262.7	1,262.1
Retained deficit	(29.0)	(55.5)
Accumulated other comprehensive loss	(118.7)	(137.0)
Total stockholders' equity	1,116.0	1,070.6
Total liabilities and stockholders' equity	$3,583.5	$3,539.3
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	First Quarter Ended
	June 30, 2017	June 30, 2016
Net sales	$487.7	$471.8
Cost of sales	311.7	306.4
Gross profit	176.0	165.4
Selling, general and administrative expenses	109.9	106.6
Restructuring and other similar charges	2.7	5.6
Amortization of intangible assets	8.2	14.6
Income from operations	55.2	38.6
Non-operating expense:
Interest expense, net	(20.0)	(23.7)
Other expense, net	(0.5)	(1.9)
Income before income taxes	34.7	13.0
Provision (benefit) for income taxes	8.2	(5.9)
Net income	26.5	18.9
Dividends on preferred stock	(5.8)	—
Net income attributable to Rexnord common stockholders	$20.7	$18.9

Net income per share attributable to Rexnord common stockholders:
Basic	$0.20	$0.19
Diluted	$0.20	$0.18
Weighted-average number of shares outstanding (in thousands):
Basic	103,694	101,685
Effect of dilutive equity awards	1,538	2,491
Diluted	105,232	104,176

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	First Quarter Ended
	June 30, 2017	June 30, 2016
Net income attributable to Rexnord	$26.5	$18.9
Other comprehensive loss:
Foreign currency translation adjustments	17.4	(4.8)
Net change in unrealized losses on interest rate derivatives, net of tax	1.2	0.3
Change in pension and postretirement defined benefit plans, net of tax	(0.3)	(0.3)
Other comprehensive income (loss), net of tax	18.3	(4.8)
Total comprehensive income	$44.8	$14.1

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Operating activities
Net income	$26.5	$18.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14.3	14.4
Amortization of intangible assets	8.2	14.6
Amortization of deferred financing costs	0.6	0.7
Deferred income taxes	(2.2)	(10.3)
Other non-cash charges	3.5	1.7
Stock-based compensation expense	5.4	2.3
Changes in operating assets and liabilities:
Receivables	8.1	13.6
Inventories	(28.0)	(17.4)
Other assets	(1.3)	(0.6)
Accounts payable	8.2	(16.4)
Accruals and other	(6.3)	(1.9)
Cash provided by operating activities	37.0	19.6

Investing activities
Expenditures for property, plant and equipment	(6.9)	(12.0)
Acquisitions, net of cash acquired	—	(214.4)
Proceeds from dispositions of long-lived assets	0.2	0.9
Cash used for investing activities	(6.7)	(225.5)

Financing activities
Repayments of debt	(4.2)	(99.9)
Proceeds from exercise of stock options	1.0	6.1
Deferred acquisition payment	—	(0.3)
Payments of dividend on preferred stock	(5.8)	—
Cash used for financing activities	(9.0)	(94.1)
Effect of exchange rate changes on cash and cash equivalents	4.8	(1.4)
Increase (Decrease) in cash and cash equivalents	26.1	(301.4)
Cash and cash equivalents at beginning of period	490.1	484.6
Cash and cash equivalents at end of period	$516.2	$183.2

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by Rexnord Corporation (“Rexnord” or the "Company") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's fiscal 2017 Annual Report on Form 10-K.
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes to be leading market shares and highly-trusted brands that serve a diverse array of global end markets. The Company's heritage of innovation and specification have allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Rexnord Business System (“RBS”) is its operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. The Company adopted ASU No. 2015-11 prospectively effective April 1, 2017 and there was no impact to the Company's condensed consolidated financial statements.

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

2. Acquisitions
Fiscal Year 2017 Acquisitions
On June 1, 2016, the Company acquired Cambridge International Holdings Corp. ("Cambridge") for a cash purchase price of $213.4 million. The purchase price consisted of an enterprise value of $210.0 million, excluding transaction costs and net of cash acquired, plus additional consideration of $3.4 million related to the acquisition of certain tax benefits and real property classified as held for sale at the acquisition date. During fiscal 2017, the Company received a cash payment of $0.7 million from the sellers in connection with finalizing the acquisition date trade working capital, which is reflected in the additional consideration above. Cambridge, with operations in Cambridge, Maryland and Matamoros, Mexico, is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. The acquisition of Cambridge expanded the Company's presence in consumer-driven end markets in the Process & Motion Control platform.
The Company's results of operations include the acquired operations subsequent to June 1, 2016. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the Cambridge acquisition have not been presented because they are not material to the Company's condensed consolidated statements of operations and condensed consolidated balance sheets.
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
In fiscal 2017, the Company acquired the remaining non-controlling interest in a Water Management joint venture for a cash purchase price of approximately $0.3 million, net of cash acquired and excluding transaction costs. The acquisition of the remaining minority interest was not material to the Company's condensed consolidated statements of operations or financial position.

3. Restructuring and Other Similar Charges
During fiscal 2018, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint, as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three months ended June 30, 2017 and June 30, 2016 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended June 30, 2017
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$0.5	$0.4	$0.9
Contract termination and other associated costs	1.7	0.1	1.8
Total restructuring and other similar costs	$2.2	$0.5	$2.7

	Restructuring and Other Similar Charges Three Months Ended June 30, 2016
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$2.4	$2.5	$4.9
Contract termination and other associated costs	—	0.7	0.7
Total restructuring and other similar costs	$2.4	$3.2	$5.6
The following table summarizes the activity in the Company's restructuring accrual for the three months ended June 30, 2017 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2017 (1)	$11.0	$1.0	$12.0
Charges	0.9	1.8	2.7
Cash payments	(4.1)	(1.9)	(6.0)
Restructuring accrual, June 30, 2017 (1)	$7.8	$0.9	$8.7
(1)     The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $1.0 million and $0.6 million during the three months ended June 30, 2017 and June 30, 2016, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

During fiscal 2016, the Company decided to exit product lines sold under the Rodney Hunt Fontaine ("RHF") tradename. The Company evaluated the requirements for held for sale and discontinued operations presentation in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature of held for sale or discontinued operations. The Company completed the exit of the RHF product line in fiscal 2017. Pre-tax loss from operations associated with this non-strategic RHF product line was $4.5 million in the three months ended June 30, 2016, and included restructuring and other similar charges of $1.6 million.

4. Income Taxes
The provision (benefit) for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effects of significant discrete items are reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
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
Income tax provision was $8.2 million in the first quarter of fiscal 2018 compared to an income tax benefit of $5.9 million in the first quarter of fiscal 2017. The effective income tax rate for the first quarter of fiscal 2018 was 23.6% versus (45.4)% in the first quarter of fiscal 2017. The effective income tax rate for the first quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The income tax benefit recognized on income before income taxes for the first quarter of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments, the recognition of a worthless stock deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits.
At June 30, 2017, the Company had an $18.3 million liability for unrecognized net income tax benefits. At March 31, 2017, the Company’s total liability for unrecognized net income tax benefits was $18.1 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2017 and March 31, 2017, the total amount of gross, unrecognized income tax benefits included $4.9 million and $4.7 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties in income tax expense during both the three months ended June 30, 2017 and June 30, 2016.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain corporate income tax returns of the Company’s Netherlands subsidiaries for the tax years ended March 31, 2011 through 2015). In addition, the U.S. Internal Revenue Service is currently examining the Company’s U.S. consolidated federal income tax return and related amended return for the tax year ended March 31, 2015. During the third quarter of fiscal 2017, the Company completed an examination of certain of its Italian subsidiaries’ corporate income tax returns for the tax years ended March 31, 2014 through 2016 and paid approximately $0.7 million upon the conclusion of such examination. In addition, during the fourth quarter of fiscal 2017, the Company completed an examination of certain of its German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2011 through 2014, and paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2014, state and local income tax examinations for years ending prior to fiscal 2013 or significant foreign income tax examinations for years ending prior to fiscal 2012. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to the change in control when Apollo Management, L.P. acquired the Company) and the tax years ended March 31, 2008 through March 31, 2013 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

5. Earnings per Share

The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended
	June 30, 2017	June 30, 2016
Numerator:
Net income	$26.5	$18.9
Less: Dividends on preferred stock	(5.8)	—
Net income attributable to Rexnord common stockholders	$20.7	$18.9

Denominator:
Weighted-average common shares outstanding, basic	103,694	101,685
Effect of dilutive equity awards	1,538	2,491
Weighted-average common shares outstanding, dilutive	105,232	104,176

The computation of diluted net income per share for the three months ended June 30, 2017 and June 30, 2016 excludes 5.5 million and 5.2 million shares related to equity awards due to their anti-dilutive effects, respectively. The computation for diluted net income per share also does not include shares of preferred stock that are convertible into a weighted average 17.3 million common shares for the three months ended June 30, 2017 because to do so would have been anti-dilutive.

6. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at March 31, 2017	$0.0	$1.0	$1,262.1	$(55.5)	$(137.0)	$1,070.6
Total comprehensive income	—	—	—	26.5	18.3	44.8
Stock-based compensation expense	—	—	5.4	—	—	5.4
Exercise of stock options	—	—	1.0	—	—	1.0
Preferred stock dividends	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2017	$0.0	$1.0	$1,262.7	$(29.0)	$(118.7)	$1,116.0

Preferred Stock
During fiscal 2017, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
Dividends accumulate from the issuance date. Rexnord may pay such dividends in cash or, subject to certain limitations, by delivery of shares of the Company's common stock or through any combination of cash and shares of the Company's common stock as determined by the Company in its sole discretion. Any unpaid dividends will continue to accumulate. Dividends are payable quarterly, ending on November 15, 2019. The shares of Series A Preferred Stock have a liquidation preference of $1,000 per share, plus accrued but unpaid dividends. With respect to dividend and liquidation rights, the Series A Preferred Stock ranks senior to the Company's common stock and junior to all existing and future indebtedness.
The net proceeds from the offering were approximately $389.7 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under its credit agreement, with the remainder retained for general corporate purposes. During the three months ended June 30, 2017 the Company paid $5.8 million of dividends. As of June 30, 2017, there were no dividends in arrears on the Series A Preferred Stock.
Common Stock Repurchase Program
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the three months ended June 30, 2017 or June 30, 2016. A total of approximately $160.0 million remained of the existing repurchase authority at June 30, 2017.

7. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2017 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)
Other comprehensive (loss) income before reclassifications	(0.5)	17.4	—	16.9
Amounts reclassified from accumulated other comprehensive loss	1.7	—	(0.3)	1.4
Net current period other comprehensive income (loss)	1.2	17.4	(0.3)	18.3
Balance at June 30, 2017	$(8.3)	$(81.9)	$(28.5)	$(118.7)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended June 30, 2017 and June 30, 2016 (in millions):

	Three Months Ended
	June 30, 2017	June 30, 2016	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.5)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.2
Total net of tax	$(0.3)	$(0.3)

Interest rate derivatives
Net realized losses on interest rate hedges	$2.7	$2.6	Interest expense, net
Benefit for income taxes	(1.0)	(1.0)
Total net of tax	$1.7	$1.6

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	June 30, 2017	March 31, 2017
Finished goods	$155.9	$139.9
Work in progress	45.7	44.4
Purchased components	79.4	74.0
Raw materials	55.9	47.7
Inventories at First-in, First-Out ("FIFO") cost	336.9	306.0
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	8.6	8.9
	$345.5	$314.9

9. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the three months ended June 30, 2017 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2017	$1,068.8	$249.4	$1,318.2
Currency translation adjustment and other	1.3	3.0	4.3
Net carrying amount as of June 30, 2017	$1,070.1	$252.4	$1,322.5

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2017 and March 31, 2017 are as follows (in millions):

		June 30, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.5	$(38.2)	$9.3
Customer relationships (including distribution network)	13 years	687.5	(482.9)	204.6
Tradenames	12 years	29.8	(6.2)	23.6
Intangible assets not subject to amortization - tradenames		316.0	—	316.0
Total intangible assets, net	13 years	$1,080.8	$(527.3)	$553.5

		March 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.0	$(37.7)	$9.3
Customer relationships (including distribution network)	13 years	685.8	(475.2)	210.6
Tradenames	12 years	29.5	(5.3)	24.2
Intangible assets not subject to amortization - tradenames		314.5	—	314.5
Total intangible assets, net	13 years	$1,076.8	$(518.2)	$558.6

Intangible asset amortization expense totaled $8.2 million for the three months ended June 30, 2017. Intangible asset amortization expense totaled $14.6 million for the three months ended June 30, 2016.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $32.3 million in fiscal year 2018 (inclusive of $8.2 million of amortization expense recognized in the three months ended June 30, 2017), $32.1 million in fiscal year 2019, $31.9 million in fiscal year 2020, $30.5 million in fiscal year 2021 and $26.2 million in fiscal year 2022.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2017	March 31, 2017
Customer advances	$13.0	$10.9
Sales rebates	25.5	25.5
Commissions	6.4	6.3
Restructuring and other similar charges (1)	8.7	12.0
Product warranty (2)	6.8	7.5
Risk management (3)	9.1	8.9
Legal and environmental	3.8	4.4
Taxes, other than income taxes	10.4	10.5
Income tax payable	23.9	17.8
Interest payable	5.9	5.7
Other	18.3	17.9
	$131.8	$127.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2017	March 31, 2017
Term loan (1)	$1,581.1	$1,584.5
Other subsidiary debt (2)	38.0	38.2
Total	1,619.1	1,622.7
Less current maturities	16.3	16.5
Long-term debt	$1,602.8	$1,606.2
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $17.2 million and $17.9 million at June 30, 2017 and March 31, 2017, respectively.

(2)
Other subsidiary debt consists primarily of a $36.9 million loan payable associated with the New Market Tax Credit incentive program as of June 30, 2017 and March 31, 2017. The Company also invested an aggregate of $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets as of both June 30, 2017 and March 31, 2017. Also includes unamortized debt issuance costs of $0.5 million as of both June 30, 2017 and March 31, 2017.

Senior Secured Credit Facility
The Company’s Third Amended and Restated First Lien Credit Agreement (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) a $1,606.4 million term loan facility that matures on August 21, 2023 ( the“Term Loan”) and (ii) a $265.0 million revolving credit facility that matures on March 15, 2019. At June 30, 2017, the borrowings under the Term Loan had a weighted-average effective interest rate of 4.05%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 1.00% floor) plus an applicable margin of 2.75%. The weighted-average interest rate for the period ended June 30, 2017, was 3.89% determined as LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75%. No amounts were borrowed under the revolving credit facility at June 30, 2017 or March 31, 2017; however, $14.3 million and $14.6 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at June 30, 2017 and March 31, 2017, respectively.

As of June 30, 2017, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the sole financial maintenance covenant under the revolving credit facility) of 6.75 to 1.0. The Company's total net leverage ratio was 3.2 to 1.0 as of June 30, 2017.

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

As of both June 30, 2017 and March 31, 2017, the Company's available borrowing capacity under the Securitization was $100.0 million, based on the then-current accounts receivables. No amounts were borrowed under the Securitization at June 30, 2017 or March 31, 2017; however, $4.6 million was considered utilized in connection with outstanding letters of credit at both June 30, 2017 and March 31, 2017. As of June 30, 2017, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

See Note 11 to the audited consolidated financial statements of the Company's fiscal 2017 Annual Report on Form 10-K for further information regarding long-term debt.

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

Foreign Exchange Contracts

The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. The amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts are set forth within the tables below.

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

In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has hedged approximately 88% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.

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

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	June 30, 2017	March 31, 2017	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$—	$0.0	Other assets
	Liability Derivatives
Interest rate swaps	$8.7	$10.3	Other liabilities
Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	June 30, 2017	March 31, 2017	Balance Sheet Classification
	Liability Derivatives
Foreign currency forward contracts	$0.3	$0.1	Other current liabilities

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
	June 30, 2017	March 31, 2017
Interest rate swaps	$5.4	$6.4
Interest rate caps	$2.9	$3.1

		Amount recognized as income (expense)
Derivative instruments not designated as hedging instruments under ASC 815 (in millions)	Condensed Consolidated Statements of Operations Classification	Three Months Ended
		June 30, 2017	June 30, 2016
Foreign currency forward contracts	Other income (expense), net	$0.2	$(0.3)

As of June 30, 2017, there was no ineffectiveness on the Company's designated hedging instruments. The Company expects to reclassify approximately $10.3 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of June 30, 2017 and March 31, 2017 (in millions):

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate derivatives	$—	$8.7	$—	$8.7
Foreign currency forward contracts	—	0.3	—	0.3
Total liabilities at fair value	$—	$9.0	$—	$9.0

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.0	$—	$—
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$10.3	$—	$10.3
Foreign currency forward contracts	—	0.1	—	0.1
Total liabilities at fair value	$—	$10.4	$—	$10.4

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2017 and March 31, 2017 due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2017 and March 31, 2017 was approximately $1,636.2 million and $1,644.6 million, respectively. The fair value is based on quoted market prices for the same issues.
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
During fiscal 2017, the Company recorded an impairment loss and placed certain property, plant and equipment associated with the Company's supply chain optimization and footprint optimization actions at net realizable value. Net realizable value of these assets was determined using independent appraisals of the assets, classified as Level 3 inputs within the fair value hierarchy. As of both June 30, 2017 and March 31, 2017, these assets had a net realizable value of $7.0 million.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Three Months Ended
	June 30, 2017	June 30, 2016
Balance at beginning of period	$7.5	$6.8
Acquired obligations	—	0.4
Charged to operations	0.7	0.9
Claims settled	(1.4)	(1.5)
Balance at end of period	$6.8	$6.6
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 30, 2017, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 17,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of June 30, 2017, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $37.0 million, of which Zurn expects its insurance carriers to pay approximately $28.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $37.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2017, is approximately $241.9 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $165.9 million of aggregate liabilities.
As of June 30, 2017, the Company had a recorded receivable from its insurance carriers of $37.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $241.9 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $241.9 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

15. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	June 30, 2017	June 30, 2016
Pension Benefits:
Service cost	$0.2	$0.5
Interest cost	6.1	6.3
Expected return on plan assets	(6.6)	(6.7)
Net periodic benefit (credit) cost	$(0.3)	$0.1
Other Postretirement Benefits:
Interest cost	$0.2	$0.3
Amortization:
Prior service credit	(0.5)	(0.5)
Net periodic benefit credit	$(0.3)	$(0.2)

During the first three months of fiscal 2018 and 2017, the Company made contributions of $0.3 million and $0.1 million, respectively, to its U.S. qualified pension plan trusts.

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

See Note 16 to the audited consolidated financial statements of the Company's fiscal 2017 Annual Report on Form 10-K for further information regarding retirement benefits.

16. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the estimated grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
For the three months ended June 30, 2017, the Company recognized $5.4 million of stock-based compensation expense. For the three months ended June 30, 2016, the Company recognized $2.3 million of stock-based compensation expense. As of June 30, 2017, there was $40.0 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options
During the three months ended June 30, 2017 and June 30, 2016, the Company granted stock options to executive officers and certain other employees, which vest over a weighted-average term of three years. The fair value of each option granted under the Plan during the three months ended June 30, 2017 was estimated on the grant date using the Black-Scholes valuation model utilizing the following assumptions:

Three Months Ended June 30, 2017
Expected option term (in years)	6.5
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.99%
Expected dividend rate	0.0%

The Company estimates the expected term of stock options granted based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumption is based on historical volatility. The weighted-average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Plan during the three months ended June 30, 2017 was $8.10.
A summary of stock option activity during the first three months of fiscal 2018 and 2017 is as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of common shares under option:
Outstanding at beginning of period	7,770,670	$18.73	7,854,685	$15.10
Granted	1,147,045	23.13	2,468,192	19.70
Exercised	(87,902)	9.92	(1,253,211)	4.93
Canceled/Forfeited	(71,724)	23.01	(188,781)	25.20
Outstanding at end of period (1)	8,758,089	$19.36	8,880,885	$17.59
Exercisable at end of period (2)	4,941,154	$17.22	3,888,790	$12.55
______________________

(1)	The weighted average remaining contractual life of options outstanding at June 30, 2017 is 6.8 years.

(2)	The weighted average remaining contractual life of options exercisable at June 30, 2017 is 5.3 years.

Restricted Stock Units
During the three months ended June 30, 2017 and 2016, the Company granted restricted stock units ("RSUs") to its non-employee directors and certain employees. RSUs granted during the three months ended June 30, 2017 and 2016 generally vest ratably over three years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	322,142	$20.59	125,307	$24.67
Granted	234,488	23.07	162,361	19.72
Vested	(49,212)	21.84	(22,013)	25.33
Canceled/Forfeited	(6,703)	21.30	(6,692)	22.81
Nonvested RSUs at end of period	500,715	$21.62	258,963	$21.56
Performance Stock Units
The Company grants performance stock units (“PSUs”) to its executive officers and certain other employees. PSUs have a three-year performance period and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of PSUs earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	259,930	$24.74	49,136	$28.57
Granted	193,071	26.58	40,251	22.25
Vested	—	—	—	—
Canceled/Forfeited	—	—	(4,200)	28.57
Nonvested PSUs at end of period	453,001	$25.53	85,187	$27.31

The fair value of the portion of PSUs with vesting based on free cash flow conversion is determined based on the Company's closing common stock price on the date of grant. The fair value of the portion of PSUs with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model and the weighted-average fair value of awards granted during the three months ended June 30, 2017 was $31.25. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the three months ended June 30, 2017:

Three Months Ended June 30, 2017
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.45%
Expected dividend rate	0.0%

17. Business Segment Information

The Company's results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop™, Falk®, Link-Belt® and Cambridge®. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, and VAG®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).

Business Segment Information:
(in Millions)

	Three Months Ended
	June 30, 2017	June 30, 2016
Net sales
Process & Motion Control	$287.7	$263.7
Water Management	200.0	208.1
Consolidated net sales	$487.7	$471.8
Income (loss) from operations
Process & Motion Control	$39.7	$25.7
Water Management	27.6	22.7
Corporate	(12.1)	(9.8)
Consolidated income from operations	$55.2	$38.6
Non-operating expense:
Interest expense, net	$(20.0)	$(23.7)
Other expense, net	(0.5)	(1.9)
Income before income taxes	34.7	13.0
Provision (benefit) for income taxes	8.2	(5.9)
Net income	26.5	18.9
Dividends on preferred stock	(5.8)	—
Net income attributable to Rexnord common stockholders	$20.7	$18.9
Depreciation and amortization
Process & Motion Control	$14.4	$19.3
Water Management	8.1	9.7
Consolidated	$22.5	$29.0
Capital expenditures
Process & Motion Control	$5.4	$8.1
Water Management	1.5	3.9
Consolidated	$6.9	$12.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2017 through June 30, 2017 as the “first quarter of fiscal 2018” or the “first quarter ended June 30, 2017.” Similarly, we refer to the period from April 1, 2016 through June 30, 2016 as the “first quarter of fiscal 2017” or the “first quarter ended June 30, 2016.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2017 and during the period from April 1, 2017 through June 30, 2017, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1 Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
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
Restructuring
During fiscal 2018, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three months ended June 30, 2017 and June 30, 2016, restructuring charges totaled $2.7 million and $5.6 million, respectively. Refer to Note 3, Restructuring and Other Similar Charges for further information.
Product Line Divestiture
During fiscal 2016, we decided to exit the non-strategic Rodney Hunt Fontaine (“RHF”) flow control gate product line. We completed the exit of the RHF product line in fiscal 2017. For purposes of comparison in the following discussion of results of operations, the RHF net sales and loss from operations for the three months ended June 30, 2016 were $6.5 million and $4.5 million, respectively, and were both zero in the three months ended June 30, 2017.

Results of Operations
First Quarter Ended June 30, 2017 compared with the First Quarter Ended June 30, 2016:
Net sales
(Dollars in Millions)

	Quarter Ended
	June 30, 2017	June 30, 2016	Change	% Change
Process & Motion Control	$287.7	$263.7	$24.0	9.1%
Water Management	200.0	208.1	(8.1)	(3.9)%
Consolidated	$487.7	$471.8	$15.9	3.4%
Process & Motion Control
Process & Motion Control net sales increased 9% year over year to $287.7 million in the first quarter of fiscal 2018. Core sales increased 5% year over year, excluding a 5% increase from last year’s acquisition of Cambridge and a 1% unfavorable impact from foreign currency translation. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.
Water Management
Water Management net sales were $200.0 million in the first quarter of fiscal 2018, a decline of 4% year over year. Core sales were flat year over year, excluding a 3% adverse impact associated with last year’s exit of the RHF product line and a 1% unfavorable impact from foreign currency translation. Increased demand in our nonresidential construction end markets was offset by a year-over-year decline in sales to our global water and wastewater infrastructure end markets due to the timing of project shipments.

Income from operations
(Dollars in Millions)

	Quarter Ended
	June 30, 2017	June 30, 2016	Change	% Change
Process & Motion Control	$39.7	$25.7	$14.0	54.5%
% of net sales	13.8%	9.7%	4.1%
Water Management	27.6	22.7	4.9	21.6%
% of net sales	13.8%	10.9%	2.9%
Corporate	(12.1)	(9.8)	(2.3)	(23.5)%
Consolidated	$55.2	$38.6	$16.6	43.0%
% of net sales	11.3%	8.2%	3.1%
Process & Motion Control
Process & Motion Control income from operations for the first quarter of fiscal 2018 was $39.7 million, or 13.8% of net sales. Income from operations as a percentage of net sales increased by 410 basis points year over year, primarily due to the increase in core sales, lower amortization expenses, and benefits resulting from RBS-led productivity improvements.
Water Management
Water Management income from operations was $27.6 million for the first quarter of fiscal 2018, or 13.8% of net sales. Income from operations as a percentage of net sales increased by 290 basis points year over year, as lower restructuring and depreciation and amortization expenses were only partially offset by incremental costs incurred in connection with our innovation and market expansion initiatives.
Corporate
Corporate expenses were $12.1 million in the first quarter of fiscal 2018 and $9.8 million in the first quarter of fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the first quarter of fiscal 2017.

Interest expense, net
Interest expense, net was $20.0 million in the first quarter of fiscal 2018 compared to $23.7 million in the first quarter of fiscal 2017. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the first quarter of fiscal 2018 following a $95.0 million prepayment made on our term loan during the first quarter of fiscal 2017 and a $195.0 million prepayment made on our term loan in the third quarter of fiscal 2017. See Item 1, Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the first quarter of fiscal 2018 consisted of foreign currency transaction losses of $0.5 million. Other expense, net for the first quarter of fiscal 2017 consisted of foreign currency transaction losses of $0.8 million, a $0.1 million loss on the sale of property, plant and equipment and other miscellaneous expenses of $1.0 million.
Provision (Benefit) for income taxes
Income tax provision was $8.2 million in the first quarter of fiscal 2018 compared to an income tax benefit of $5.9 million in the first quarter of fiscal 2017. The effective income tax rate for the first quarter of fiscal 2018 was 23.6% versus (45.4)% in the first quarter of fiscal 2017. The effective income tax rate for the first quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The income tax benefit recognized on income before income taxes for the first quarter of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments, the recognition of a worthless stock deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits.
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

Net income attributable to Rexnord common shareholders
Net income attributable to Rexnord common shareholders for the first quarter of fiscal 2018 was $20.7 million, compared to net income of $18.9 million in the first quarter of fiscal 2017, as a result of the factors described above. Diluted net income per share attributable to Rexnord common shareholders was $0.20 in the first quarter of fiscal 2018, as compared to $0.18 in the first quarter of fiscal 2017. Diluted net income per share of common stock in the first quarter of fiscal 2018 also reflects the effect of $5.8 million of dividends paid on shares of cumulative preferred stock.

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

Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common shareholders in the three months ended June 30, 2017 of $20.7 million and Adjusted EBITDA for the same period of $86.0 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios of 7.75 to 1.0 and, with respect to our revolving facility, also require us to remain at or below a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 3.2 to 1.0 at June 30, 2017). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2017 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 30, 2016	Year ended March 31, 2017	Three months ended June 30, 2017	Twelve months ended June 30, 2017
Net income attributable to Rexnord common shareholders	$18.9	$66.8	$20.7	$68.6
Interest expense, net	23.7	88.7	20.0	85.0
Dividends on preferred stock	—	7.3	5.8	13.1
Income tax (benefit) provision	(5.9)	7.9	8.2	22.0
Depreciation and amortization	29.0	105.4	22.5	98.9
EBITDA	$65.7	$276.1	$77.2	$287.6
Adjustments to EBITDA:
Restructuring and other similar charges (1)	5.6	31.6	2.7	28.7
Stock-based compensation expense	2.3	13.4	5.4	16.5
LIFO (income) expense (2)	(0.1)	(2.3)	0.3	(1.9)
Acquisition-related fair value adjustment	1.0	4.3	—	3.3
Loss on the extinguishment of debt	—	7.8	—	7.8
Actuarial gain on pension and postretirement benefit obligations	—	(2.6)	—	(2.6)
Loss on RHF product line exit (3) (excluding restructuring and related charges)	2.6	12.2	—	9.6
Other, net (4)	1.9	6.0	0.4	4.5
Subtotal of adjustments to EBITDA	$13.3	$70.4	$8.8	$65.9
Adjusted EBITDA	$79.0	$346.5	$86.0	$353.5
Consolidated indebtedness (5)				$1,142.9
Total net leverage ratio (6)				3.2
__________________________________

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

(3)
The operating loss (excluding restructuring and related charges included in their respective adjusting lines above) related to the RHF product line exit is not included in Adjusted EBITDA in accordance with our credit agreement. The exit of the RHF product line was completed in fiscal 2017.

(4)	Other, net for the periods indicated, consists of:

(in millions)	Three months ended June 30, 2016	Year ended March 31, 2017	Three months ended June 30, 2017	Twelve months ended June 30, 2017
Other expense (income)
(Gain) loss on sale of long-lived assets	$0.1	$—	$—	$(0.1)
Loss on foreign currency transactions	0.8	3.7	0.5	3.4
Other miscellaneous expenses	1.0	1.5	—	0.5
Total other expense	$1.9	$5.2	$0.5	$3.8

Other non-cash adjustments
Other non-cash charges (benefits)	—	0.8	(0.1)	0.7

Total other, net	$1.9	$6.0	$0.4	$4.5

(5)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $476.2 million (as defined by the credit agreement) at June 30, 2017.

(6)	Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, borrowing availability of up to $265.0 million under our revolving credit facility, and availability of up to $100.0 million under our accounts receivable securitization program.
As of June 30, 2017, we had $516.2 million of cash and cash equivalents and $346.1 million of additional borrowing capacity ($250.7 million of available borrowings under our revolving credit facility and $95.4 million available under our accounts receivable securitization program). As of June 30, 2017, the available borrowings under our credit facility and accounts receivable securitization were reduced by $18.9 million due to outstanding letters of credit. As of March 31, 2017, we had $490.1 million of cash and cash equivalents and approximately $345.8 million of additional borrowing capacity ($250.4 million of available borrowings under our revolving credit facility and $95.4 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $37.0 million and $19.6 million in the first three months of fiscal 2018 and 2017, respectively. The increase in cash provided by operating activities is primarily driven by incremental profit generated from higher sales, benefits from lower trade working capital, and lower cash interest payments.
Cash used for investing activities was $6.7 million in the first three months of fiscal 2018 compared to $225.5 million in the first three months of fiscal 2017. Investing activities in the first three months of fiscal 2018 included $6.9 million of capital expenditures. Investing activities during the first three months of fiscal 2017 included $214.4 million of net cash associated with the acquisition of Cambridge and $12.0 million of capital expenditures.
Cash used for financing activities was $9.0 million in the first three months of fiscal 2018 compared to cash used for financing activities of $94.1 million in the first three months of fiscal 2017. During the first three months of fiscal 2018, we utilized $4.2 million of cash for the payment of outstanding debt and $5.8 million for the payment of preferred stock dividends. The first three months of fiscal 2018 also includes $1.0 million of cash proceeds associated with stock option exercises. During the first three months of fiscal 2017, we utilized $99.9 million of cash to prepay amounts due on our then-outstanding term loans. The first three months of fiscal 2017 also includes $6.1 million of cash proceeds associated with stock option exercises.
Indebtedness
As of June 30, 2017 we had $1,619.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2017	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,581.1	$16.1	$1,565.0
Other subsidiary debt (2)	38.0	0.2	37.8
Total	$1,619.1	$16.3	$1,602.8
___________________________________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $17.2 million at June 30, 2017.

(2)	Includes unamortized debt issuance costs of $0.5 million at June 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors-Our international operations are subject to uncertainties, which could adversely affect our business, financial condition, results of operations or cash flows” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Approximately 30% of our sales originated outside of the United States in the first quarter of fiscal 2018. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of June 30, 2017, stockholders' equity increased by $17.4 million from March 31, 2017 as a result of foreign currency translation adjustments. If the USD had strengthened by 10% as of June 30, 2017, the result would have decreased stockholders' equity by approximately $54.5 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At June 30, 2017, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $4.0 million increase in the fair value of foreign exchange forward contracts as of June 30, 2017.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 30, 2017, our outstanding borrowings under the term loan facility were $1,581.1 million (net of $17.2 million of unamortized original issue discount and debt issuance costs) and bore a weighted-average effective interest rate of 4.05%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% floor) plus an applicable margin of 2.75%. The weighted-average interest rate for the period ended June 30, 2017, was 3.89% determined as LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75%.
In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1% LIBOR floor). Those interest rate swaps became effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we entered into two interest rate caps in order to mitigate exposure to increasing interest rates on variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged approximately 88% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 98% of our total indebtedness). As discussed above, our term loan facilities are subject to a 1% LIBOR floor. Therefore, a 100 basis point increase in the June 30, 2017 market interest rate would increase interest expense under our term loan facility by approximately $9.5 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $7.2 million of annual interest expense under our term loan facility.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2017, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the first quarter of fiscal 2018. A total of approximately $160.0 million remained of the existing repurchase authority at June 30, 2017.

ITEM 6.	EXHIBITS

See Exhibit Index following the Signature page, which is incorporated in this Item by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	August 2, 2017	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X