Form 10-Q
period 2017-09-30
Rexnord Corp
filed 2017-11-01
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Rexnord Corporation Common Stock, $0.01 par value per share	103,925,122 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended March 31, 2017, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2018, or fiscal 2018, means the period from April 1, 2017 to March 31, 2018, and the second quarter of fiscal 2018 and 2017 means the fiscal quarters ended September 30, 2017 and September 30, 2016, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$531.3	$490.1
Receivables, net	333.5	322.9
Inventories	349.6	314.9
Other current assets	48.9	50.2
Total current assets	1,263.3	1,178.1
Property, plant and equipment, net	395.3	400.9
Intangible assets, net	546.9	558.6
Goodwill	1,325.9	1,318.2
Other assets	83.8	83.5
Total assets	$3,615.2	$3,539.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$16.3	$16.5
Trade payables	202.3	197.8
Compensation and benefits	54.1	54.3
Current portion of pension and postretirement benefit obligations	4.4	4.3
Other current liabilities	133.2	127.4
Total current liabilities	410.3	400.3

Long-term debt	1,599.4	1,606.2
Pension and postretirement benefit obligations	171.6	174.4
Deferred income taxes	199.2	208.8
Other liabilities	69.4	79.0
Total liabilities	2,449.9	2,468.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 103,870,152 at September 30, 2017 and 103,600,540 at March 31, 2017	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at September 30, 2017 and March 31, 2017	0.0	0.0
Additional paid-in capital	1,264.9	1,262.1
Retained deficit	—	(55.5)
Accumulated other comprehensive loss	(100.6)	(137.0)
Total stockholders' equity	1,165.3	1,070.6
Total liabilities and stockholders' equity	$3,615.2	$3,539.3
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$510.8	$491.0	$998.5	$962.8
Cost of sales	322.5	317.0	634.2	623.4
Gross profit	188.3	174.0	364.3	339.4
Selling, general and administrative expenses	109.4	106.6	219.3	213.2
Restructuring and other similar charges	5.1	4.4	7.8	10.0
Amortization of intangible assets	8.0	10.5	16.2	25.1
Income from operations	65.8	52.5	121.0	91.1
Non-operating expense:
Interest expense, net	(20.2)	(22.8)	(40.2)	(46.5)
Other expense, net	(1.0)	(0.7)	(1.5)	(2.6)
Income before income taxes	44.6	29.0	79.3	42.0
Provision (benefit) for income taxes	14.8	4.4	23.0	(1.5)
Net income	29.8	24.6	56.3	43.5
Dividends on preferred stock	(5.8)	—	(11.6)	—
Net income attributable to Rexnord common stockholders	$24.0	$24.6	$44.7	$43.5

Net income per share attributable to Rexnord common stockholders:
Basic	$0.23	$0.24	$0.43	$0.43
Diluted	$0.23	$0.24	$0.42	$0.42
Weighted-average number of shares outstanding (in thousands):
Basic	103,812	102,728	103,753	102,207
Effect of dilutive equity awards	1,728	1,880	1,690	2,222
Diluted	105,540	104,608	105,443	104,429

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$29.8	$24.6	$56.3	$43.5
Other comprehensive income:
Foreign currency translation adjustments	16.2	4.9	34.1	0.1
Change in unrealized losses on interest rate derivatives, net of tax	1.7	2.0	2.9	2.3
Change in pension and postretirement defined benefit plans, net of tax	(0.3)	(0.3)	(0.6)	(0.6)
Other comprehensive income, net of tax	17.6	6.6	36.4	1.8
Total comprehensive income	$47.4	$31.2	$92.7	$45.3

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 30, 2017	September 30, 2016
Operating activities
Net income	$56.3	$43.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27.4	28.2
Amortization of intangible assets	16.2	25.1
Amortization of deferred financing costs	1.0	1.2
Deferred income taxes	(11.2)	(13.5)
Other non-cash charges	2.7	0.4
Stock-based compensation expense	10.8	6.0
Changes in operating assets and liabilities:
Receivables	(13.0)	12.4
Inventories	(29.3)	(16.3)
Other assets	1.6	(10.4)
Accounts payable	(0.6)	(16.1)
Accruals and other	(1.4)	(1.5)
Cash provided by operating activities	60.5	59.0

Investing activities
Expenditures for property, plant and equipment	(15.9)	(28.9)
Acquisitions, net of cash acquired	—	(213.7)
Proceeds from dispositions of long-lived assets	1.8	1.9
Cash used for investing activities	(14.1)	(240.7)

Financing activities
Repayments of debt	(8.2)	(99.9)
Proceeds from exercise of stock options	2.8	6.4
Deferred acquisition payment	—	(0.3)
Payments of dividend on preferred stock	(11.6)	—
Cash used for financing activities	(17.0)	(93.8)
Effect of exchange rate changes on cash and cash equivalents	11.8	(0.6)
Increase (decrease) in cash and cash equivalents	41.2	(276.1)
Cash and cash equivalents at beginning of period	490.1	484.6
Cash and cash equivalents at end of period	$531.3	$208.5

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by Rexnord Corporation ("Rexnord" or the "Company") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
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
Recent Accounting Pronouncements
In August 2017, the the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the beginning of the Company's fiscal 2020, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In January 2017, the the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the beginning of the Company's fiscal 2021, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the timing of adoption; however, it does not believe the adoption of ASU 2017-04 will have material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), now referred to as Accounting Standards Codification Topic 606 ("ASC 606"), in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in an amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASC 606 will be effective for the Company on April 1, 2018. Companies can use either a full retrospective or modified retrospective method to adopt the standard. Under the full retrospective method, the requirements of the new standard are applied to contracts for each prior reporting period presented and the cumulative effective of applying the standard is recognized in the earliest period presented. Under the modified retrospective method, prior periods are not updated to be presented on an accounting basis that is consistent with information for fiscal 2019. Rather, a cumulative adjustment for the effects of applying the new standard to periods prior to fiscal 2019 is recorded to retained earnings as of April 1, 2018. The Company expects to adopt the new standard using the modified retrospective approach.
The Company is assessing the impact of the new standard on its consolidated financial statements by reviewing its current accounting policies and practices, including detailed reviews of customer contracts, to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, ASC 606 will require more comprehensive disclosures about revenue streams and contracts with customers. The Company is currently evaluating potential changes to its processes, information systems and internal controls related to the preparation of disclosures required under ASC 606. The Company will provide additional disclosure as its ongoing assessment progresses.

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

3. Restructuring and Other Similar Charges
During fiscal 2018, the Company has continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives to optimize its operating margin and manufacturing footprint, as well as select product-line rationalizations. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and six months ended September 30, 2017 and September 30, 2016 by operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended September 30, 2017
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$1.4	$2.3	$3.7
Contract termination and other associated costs	1.1	0.3	1.4
Total restructuring and other similar charges	$2.5	$2.6	$5.1

	Restructuring and Other Similar Charges Six Months Ended September 30, 2017
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$1.9	$2.7	$4.6
Contract termination and other associated costs	2.8	0.4	3.2
Total restructuring and other similar charges	$4.7	$3.1	$7.8

	Restructuring and Other Similar Charges Three Months Ended September 30, 2016
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$2.1	$1.2	$3.3
Contract termination and other associated costs (1)	1.5	(0.4)	1.1
Total restructuring and other similar charges	$3.6	$0.8	$4.4

	Restructuring and Other Similar Charges Six Months Ended September 30, 2016
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$4.5	$3.7	$8.2
Contract termination and other associated costs (1)	1.5	0.3	1.8
Total restructuring and other similar charges	$6.0	$4.0	$10.0
____________________

(1)
During the second quarter of fiscal 2017, the Company received a $1.0 million cash payment in connection with the execution of an agreement to sell certain Rodney Hunt® Fontaine® ("RHF") related intellectual property, which was fully impaired during fiscal 2016 when the Company announced its decision to exit this product line. The gain on the disposition of this intellectual property was recorded as a reduction of restructuring and other similar charges in the second quarter of fiscal 2017 within the Water Management platform.

The following table summarizes the activity in the Company's restructuring accrual for the six months ended September 30, 2017 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2017 (1)	$11.0	$1.0	$12.0
Charges	4.6	3.2	7.8
Cash payments	(7.3)	(3.7)	(11.0)
Restructuring accrual, September 30, 2017 (1)	$8.3	$0.5	$8.8
____________________
(1)     The restructuring accrual is included in Other current liabilities in the condensed consolidated balance sheets.

In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of zero and $1.0 million during the three and six months ended ended September 30, 2017, respectively. The Company recognized accelerated depreciation of $0.8 million and $1.4 million during the three and six months ended September 30, 2016, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

During fiscal 2016, the Company decided to exit product lines sold under the RHF tradename and the Company completed the exit of the RHF product line in fiscal 2017. The Company evaluated the requirements for the presentation of discontinued operations in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature as discontinued operations. Pre-tax loss from operations associated with this non-strategic RHF product line was $2.2 million and $6.7 million in the three and six months ended September 30, 2016, respectively. Pre-tax loss included restructuring and other similar charges of $0.3 million and $1.9 million in the three and six months ended September 30, 2016, respectively.

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
The income tax provision was $14.8 million in the second quarter of fiscal 2018 compared to an income tax provision of $4.4 million in the second quarter of fiscal 2017. The effective income tax rate for the second quarter of fiscal 2018 was 33.2% versus 15.2% in the second quarter of fiscal 2017. The effective income tax rate for the second quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with an accrual for the Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch-related losses for U.S. income tax purposes, partially offset by an increase in valuation allowances relating to certain foreign net operating losses. The effective income tax rate for the second quarter of fiscal 2017 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of certain foreign branch-related losses for U.S. income tax purposes.
The income tax provision recorded in the first six months of fiscal 2018 was $23.0 million compared to an income tax benefit of $1.5 million in the first six months of fiscal 2017. The effective income tax rate for the first six months of fiscal 2018 was 29.0% versus (3.6)% in the first six months of fiscal 2017. The effective income tax rate for the first six months of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with an accrual for the DPAD, the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch-related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, partially offset by an increase in valuation allowances related to certain foreign net operating losses. The income tax benefit recognized on income before income taxes for the first six months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits.
At September 30, 2017, the Company had an $18.5 million liability for unrecognized net income tax benefits. At March 31, 2017, the Company’s total liability for unrecognized net income tax benefits was $18.1 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2017 and March 31, 2017, the total amount of gross, unrecognized income tax benefits included $5.1 million and $4.7 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during both the six months ended September 30, 2017 and September 30, 2016.
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

5. Earnings per Share

The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income	$29.8	$24.6	$56.3	$43.5
Less: Dividends on preferred stock	(5.8)	—	(11.6)	—
Net income attributable to Rexnord common stockholders	$24.0	$24.6	$44.7	$43.5

Denominator:
Weighted-average common shares outstanding, basic	103,812	102,728	103,753	102,207
Effect of dilutive equity awards	1,728	1,880	1,690	2,222
Weighted-average common shares outstanding, dilutive	105,540	104,608	105,443	104,429

The computation of diluted net income per share for the three and six months ended September 30, 2017 excludes 2.8 million and 5.1 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation of diluted net income per share for both the three and six months ended September 30, 2016 excludes 5.2 million shares related to equity awards due to their anti-dilutive effects. The computation for diluted net income per share also does not include shares of preferred stock that are convertible into a weighted average of 16.7 million and 17.0 million common shares for the three and six months ended September 30, 2017, respectively, because to do so would have been anti-dilutive.

6. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at March 31, 2017	$0.0	$1.0	$1,262.1	$(55.5)	$(137.0)	$1,070.6
Total comprehensive income	—	—	—	56.3	36.4	92.7
Stock-based compensation expense	—	—	10.8	—	—	10.8
Exercise of stock options	—	—	2.8	—	—	2.8
Preferred stock dividends	—	—	(10.8)	(0.8)	—	(11.6)
Balance at September 30, 2017	$0.0	$1.0	$1,264.9	$—	$(100.6)	$1,165.3

Preferred Stock
During the third quarter of fiscal 2017, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.702 and 47.642 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.

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
The net proceeds from the offering were approximately $389.7 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under its credit agreement, with the remainder retained for general corporate purposes. During the three and six months ended September 30, 2017, the Company paid $5.8 million and $11.6 million of dividends, respectively. As of September 30, 2017, there were no dividends in arrears on the Series A Preferred Stock.
Common Stock Repurchase Program
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the six months ended September 30, 2017 or September 30, 2016. A total of approximately $160.0 million remained of the existing repurchase authority at September 30, 2017.

7. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2017 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)
Other comprehensive (loss) income before reclassifications	(0.4)	34.1	—	33.7
Amounts reclassified from accumulated other comprehensive loss	3.3	—	(0.6)	2.7
Net current period other comprehensive income (loss)	2.9	34.1	(0.6)	36.4
Balance at September 30, 2017	$(6.6)	$(65.2)	$(28.8)	$(100.6)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended September 30, 2017 and September 30, 2016 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.4)	$(1.0)	$(0.9)	Selling, general and administrative expenses
Provision for income taxes	0.2	0.1	0.4	0.3
Total net of tax	$(0.3)	$(0.3)	$(0.6)	$(0.6)

Interest rate derivatives
Net realized losses on interest rate hedges	$2.6	$2.6	$5.4	$5.2	Interest expense, net
Benefit for income taxes	(1.0)	(1.0)	(2.1)	(2.0)
Total net of tax	$1.6	$1.6	$3.3	$3.2

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 30, 2017	March 31, 2017
Finished goods	$160.2	$139.9
Work in progress	43.5	44.4
Purchased components	80.8	74.0
Raw materials	56.7	47.7
Inventories at First-in, First-Out ("FIFO") cost	341.2	306.0
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	8.4	8.9
	$349.6	$314.9

9. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the six months ended September 30, 2017 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2017	$1,068.8	$249.4	$1,318.2
Currency translation adjustment and other	1.9	5.8	7.7
Net carrying amount as of September 30, 2017	$1,070.7	$255.2	$1,325.9

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2017 and March 31, 2017 are as follows (in millions):

		September 30, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.5	$(38.6)	$8.9
Customer relationships (including distribution network)	13 years	688.3	(490.5)	197.8
Tradenames	12 years	29.9	(6.9)	23.0
Intangible assets not subject to amortization - tradenames		317.2	—	317.2
Total intangible assets, net	13 years	$1,082.9	$(536.0)	$546.9

		March 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.0	$(37.7)	$9.3
Customer relationships (including distribution network)	13 years	685.8	(475.2)	210.6
Tradenames	12 years	29.5	(5.3)	24.2
Intangible assets not subject to amortization - tradenames		314.5	—	314.5
Total intangible assets, net	13 years	$1,076.8	$(518.2)	$558.6

Intangible asset amortization expense totaled $8.0 million and $16.2 million for the three and six months ended September 30, 2017, respectively. Intangible asset amortization expense totaled $10.5 million and $25.1 million for the three and six months ended September 30, 2016, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $32.4 million in fiscal year 2018 (inclusive of $16.2 million of amortization expense recognized in the six months ended September 30, 2017), $32.2 million in fiscal year 2019, $32.0 million in fiscal year 2020, $30.6 million in fiscal year 2021 and $26.2 million in fiscal year 2022.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 30, 2017	March 31, 2017
Customer advances	$12.0	$10.9
Sales rebates	26.0	25.5
Commissions	6.7	6.3
Restructuring and other similar charges (1)	8.8	12.0
Product warranty (2)	7.2	7.5
Risk management (3)	9.2	8.9
Legal and environmental	4.4	4.4
Taxes, other than income taxes	8.4	10.5
Income tax payable	17.5	17.8
Interest payable	6.3	5.7
Other	26.7	17.9
	$133.2	$127.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2017	March 31, 2017
Term loan (1)	$1,577.8	$1,584.5
Other subsidiary debt (2)	37.9	38.2
Total	1,615.7	1,622.7
Less current maturities	16.3	16.5
Long-term debt	$1,599.4	$1,606.2
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $16.5 million and $17.9 million at September 30, 2017 and March 31, 2017, respectively.

(2)
Other subsidiary debt consists primarily of a $36.9 million loan payable associated with the New Market Tax Credit incentive program as of September 30, 2017 and March 31, 2017. The Company also invested an aggregate of $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets as of both September 30, 2017 and March 31, 2017. Also includes unamortized debt issuance costs of $0.5 million as of both September 30, 2017 and March 31, 2017.

Senior Secured Credit Facility
The Company’s Third Amended and Restated First Lien Credit Agreement (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) a $1,606.4 million term loan facility that matures on August 21, 2023 ( the“Term Loan”) and (ii) a $265.0 million revolving credit facility that matures on March 15, 2019. At September 30, 2017, the borrowings under the Term Loan had a weighted-average effective interest rate of 4.06%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 1.00% floor) plus an applicable margin of 2.75%. The weighted-average interest rate for the period ended September 30, 2017, was 4.02%, determined as LIBOR (subject to a 1.0% floor) plus an applicable margin of 2.75%. No amounts were borrowed under the revolving credit facility at September 30, 2017 or March 31, 2017; however, $9.3 million and $14.6 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 30, 2017 and March 31, 2017, respectively.

As of September 30, 2017, the Company was in compliance with all applicable covenants under its Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the sole financial maintenance covenant under the revolving credit facility) of 6.75 to 1.0. The Company's total net leverage ratio was 3.1 to 1.0 as of September 30, 2017.

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

As of both September 30, 2017 and March 31, 2017, the Company's available borrowing capacity under the Securitization was $100.0 million, based on the then-current accounts receivables. No amounts were borrowed under the Securitization at September 30, 2017 or March 31, 2017; however, $9.9 million and $4.6 million was considered utilized in connection with outstanding letters of credit at September 30, 2017 and March 31, 2017, respectively. As of September 30, 2017, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

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

Interest Rate Derivatives

The Company utilizes three interest rate swaps to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate swaps, which became effective in fiscal 2016, convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (inclusive of a 1% LIBOR floor). The interest rate swaps have been designated as cash flow hedges in accordance with ASC 815 and will mature on September 27, 2018.

In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning in fiscal 2015, with a maturity of October 24, 2018, and they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. The interest rate caps have been designated as cash flow hedges in accordance with ASC 815. When combined with the Company's existing interest rate swaps, the Company has hedged approximately 88% of its outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.79% plus the applicable margin of 2.75%.

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

Fair value of derivatives designated as hedging instruments under ASC 815 (in millions):

	September 30, 2017	March 31, 2017	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$—	$0.0	Other assets
	Liability Derivatives
Interest rate swaps	$6.6	$—	Other current liabilities
Interest rate swaps	$—	$10.3	Other liabilities
Fair value of derivatives not designated as hedging instruments under ASC 815 (in millions):

	September 30, 2017	March 31, 2017	Balance Sheet Classification
	Liability Derivatives
Foreign currency forward contracts	$0.6	$0.1	Other current liabilities

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
	September 30, 2017	March 31, 2017
Interest rate swaps	$4.1	$6.4
Interest rate caps	$2.5	$3.1

		Amount recognized as expense
Derivative instruments not designated as hedging instruments under ASC 815 (in millions)	Condensed Consolidated Statements of Operations Classification	Second Quarter Ended		Six Months Ended
		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Foreign currency forward contracts	Other expense, net	$0.6	$0.2	$0.4	$0.5

As of September 30, 2017, there was no ineffectiveness on the Company's designated hedging instruments. The Company expects to reclassify approximately $10.3 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of September 30, 2017 and March 31, 2017 (in millions):

	Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate derivatives	$—	$6.6	$—	$6.6
Foreign currency forward contracts	—	0.6	—	0.6
Total liabilities at fair value	$—	$7.2	$—	$7.2

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.0	$—	$—
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$10.3	$—	$10.3
Foreign currency forward contracts	—	0.1	—	0.1
Total liabilities at fair value	$—	$10.4	$—	$10.4

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2017 and March 31, 2017 due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2017 and March 31, 2017 was approximately $1,640.2 million and $1,644.6 million, respectively. The fair value is based on quoted market prices for the same issues.
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
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. During fiscal 2017 and 2018, the Company recognized both impairment charges and accelerated depreciation of certain assets to place the assets at net realizable value.  Net realizable value of these assets was determined using independent appraisals, classified as Level 3 inputs within the fair value hierarchy.  As of September 30, 2017 and March 31, 2017, these assets were recorded at net realizable value on the condensed consolidated balance sheets within property, plant and equipment in the amount of $10.1 million and $7.0 million, respectively.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	September 30, 2017	September 30, 2016
Balance at beginning of period	$7.5	$6.8
Acquired obligations	—	0.4
Charged to operations	2.2	2.0
Claims settled	(2.5)	(2.4)
Balance at end of period	$7.2	$6.8
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2017, Zurn and numerous other unrelated companies were defendants in approximately 7,000 asbestos related lawsuits representing approximately 17,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of September 30, 2017, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $37.0 million, of which Zurn expects its insurance carriers to pay approximately $28.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $37.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2017, is approximately $241.8 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $165.8 million of aggregate liabilities.
As of September 30, 2017, the Company had a recorded receivable from its insurance carriers of $37.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $241.8 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $241.8 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

15. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Pension Benefits:
Service cost	$0.2	$0.4	$0.4	$0.9
Interest cost	6.1	6.3	12.2	12.6
Expected return on plan assets	(6.6)	(6.5)	(13.2)	(13.2)
Amortization:
Prior service cost	—	0.1	—	0.1
Net periodic benefit (credit) cost	$(0.3)	$0.3	$(0.6)	$0.4
Other Postretirement Benefits:
Interest cost	$0.2	$0.3	$0.4	$0.6
Amortization:
Prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic benefit credit	$(0.3)	$(0.2)	$(0.6)	$(0.4)

During the first six months of fiscal 2018 and 2017, the Company made contributions of $2.9 million and $4.6 million, respectively, to its U.S. qualified pension plan trusts.

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
For the three and six months ended September 30, 2017, the Company recognized $5.4 million and $10.8 million of stock-based compensation expense, respectively. For the three and six months ended September 30, 2016, the Company recognized $3.7 million and $6.0 million of stock-based compensation expense, respectively. As of September 30, 2017, there was $34.7 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options
During the six months ended September 30, 2017 and September 30, 2016, the Company granted stock options to executive officers and certain other employees, which vest over a weighted-average term of three years. The fair value of each option granted under the Plan during the six months ended September 30, 2017 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Six Months Ended September 30, 2017
Expected option term (in years)	6.5
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.99%
Expected dividend rate	0.0%
The Company estimates the expected term of stock options granted based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumption is based on its historical volatility. The weighted-average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Plan during the six months ended September 30, 2017 was $8.11.
A summary of stock option activity during the first six months of fiscal 2018 and 2017 is as follows:

	Six Months Ended
	September 30, 2017		September 30, 2016
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of common shares under option:
Outstanding at beginning of period	7,770,670	$18.73	7,854,685	$15.10
Granted	1,164,713	23.14	2,591,028	19.72
Exercised	(212,783)	12.54	(1,284,775)	5.06
Canceled/Forfeited	(101,985)	23.35	(338,233)	23.70
Outstanding at end of period (1)	8,620,615	$19.42	8,822,705	$17.58
Exercisable at end of period (2)	5,029,677	$17.72	3,950,120	$13.00
______________________

(1)	The weighted average remaining contractual life of options outstanding at September 30, 2017 is 6.6 years.

(2)	The weighted average remaining contractual life of options exercisable at September 30, 2017 is 5.2 years.

Restricted Stock Units
During the six months ended September 30, 2017 and 2016, the Company granted restricted stock units ("RSUs") to its non-employee directors and certain employees. RSUs granted during the six months ended September 30, 2017 and 2016 generally vest ratably over three years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the six months ended September 30, 2017 and 2016 is as follows:

	Six Months Ended
	September 30, 2017		September 30, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	322,142	$20.59	125,307	$24.67
Granted	242,581	23.10	168,695	19.78
Vested	(57,644)	22.80	(33,579)	25.96
Canceled/Forfeited	(19,716)	22.59	(21,026)	22.11
Nonvested RSUs at end of period	487,363	$21.50	239,397	$21.26

Performance Stock Units
The Company grants performance stock units (“PSUs”) to its executive officers and certain other employees. PSUs have a three-year performance period and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of PSUs earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during the six months ended September 30, 2017 and 2016 is as follows:

	Six Months Ended
	September 30, 2017		September 30, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	259,930	$24.74	49,136	$28.57
Granted	193,071	26.58	219,266	23.95
Vested	—	—	—	—
Canceled/Forfeited	—	—	(4,200)	28.57
Nonvested PSUs at end of period	453,001	$25.53	264,202	$24.74

The fair value of the portion of PSUs with vesting based on free cash flow conversion is determined based on the Company's closing common stock price on the date of grant. The fair value of the portion of PSUs with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model and the weighted-average fair value of awards granted during the six months ended September 30, 2017 was $31.25. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the six months ended September 30, 2017:

Six Months Ended September 30, 2017
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

Business Segment Information (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales
Process & Motion Control	$300.4	$286.9	$588.1	$550.6
Water Management	210.4	204.1	410.4	412.2
Consolidated net sales	$510.8	$491.0	$998.5	$962.8
Income (loss) from operations
Process & Motion Control	$44.7	$37.1	$84.4	$62.7
Water Management	32.5	26.0	60.1	48.7
Corporate	(11.4)	(10.6)	(23.5)	(20.3)
Consolidated income from operations	$65.8	$52.5	$121.0	$91.1
Non-operating expense:
Interest expense, net	$(20.2)	$(22.8)	$(40.2)	$(46.5)
Other expense, net	(1.0)	(0.7)	(1.5)	(2.6)
Income before income taxes	44.6	29.0	79.3	42.0
Provision (benefit) for income taxes	14.8	4.4	23.0	(1.5)
Net income	29.8	24.6	56.3	43.5
Dividends on preferred stock	(5.8)	—	(11.6)	—
Net income attributable to Rexnord common stockholders	$24.0	$24.6	$44.7	$43.5
Depreciation and amortization
Process & Motion Control	$13.0	$15.5	$27.4	$34.8
Water Management	8.1	8.8	16.2	18.5
Consolidated	$21.1	$24.3	$43.6	$53.3
Capital expenditures
Process & Motion Control	$7.8	$12.8	$13.2	$20.9
Water Management	1.2	4.1	2.7	8.0
Consolidated	$9.0	$16.9	$15.9	$28.9

18. Subsequent Event

On October 4, 2017, the Company acquired World Dryer Corporation (“World Dryer”) for a preliminary cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. The preliminary cash purchase price is subject to customary post-closing adjustments for variances between estimated working capital targets and actual acquisition date working capital. World Dryer is a leading global manufacturer of commercial electric hand dryers. The combination of World Dryer’s eco-friendly hand dryers and Zurn's water-efficient plumbing products is expected to bring even greater value to commercial building owners in the form of lower operating costs. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The Company’s financial position and results from operations will include World Dryer as part of its Water Management platform subsequent to October 4, 2017. This acquisition is not expected to have a material impact on the Company's condensed consolidated financial statements.

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
RBS initiatives employ a framework and various processes across multiple operations and geographies, and are intended to drive customer satisfaction, performance and operating results. Savings from our RBS initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements. Unless individually significant, it is not practicable to disclose each RBS activity or change that generated savings.
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the quarter ended September 30, 2017 as the “second quarter of fiscal 2018” or the “second quarter ended September 30, 2017.” Similarly, we refer to the quarter ended September 30, 2016 as the “second quarter of fiscal 2017” or the “second quarter ended September 30, 2016.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2017 and during the period from April 1, 2017 through September 30, 2017, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1 Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
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
On October 4, 2017, subsequent to the end of the second quarter of fiscal 2018, we acquired World Dryer Corporation (“World Dryer”) for a preliminary cash purchase price of approximately $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers with the largest worldwide installed product base. The combination of World Dryer’s eco-friendly hand dryers and Zurn's water-efficient plumbing products is expected to bring even greater value to commercial building owners in the form of lower operating costs. Our results of operations will include the acquired operations as part of our Water Management platform subsequent to October 4, 2017.
Restructuring
During fiscal 2018, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable.

For the three and six months ended September 30, 2017, restructuring and other similar charges totaled $5.1 million and $7.8 million, respectively. For the three and six months ended September 30, 2016, restructuring and other similar charges totaled $4.4 million and $10.0 million, respectively. Refer to Note 3, Restructuring and Other Similar Charges for further information.
Product Line Divestiture
During fiscal 2016, we decided to exit the non-strategic Rodney Hunt Fontaine (“RHF”) flow control gate product line. We completed the exit of the RHF product line in fiscal 2017. For purposes of comparison in the following discussion of results of operations, the RHF net sales for the three and six months ended September 30, 2016 was $5.5 million and $12.0 million, respectively. Loss from operations for the three and six months ended September 30, 2016 was $2.6 million and $7.1 million, respectively. The RHF product line exit did not impact results for the three and six months ended September 30, 2017.

Results of Operations
Second Quarter Ended September 30, 2017 compared with the Second Quarter Ended September 30, 2016:
Net sales
(Dollars in Millions)

	Quarter Ended
	September 30, 2017	September 30, 2016	Change	% Change
Process & Motion Control	$300.4	$286.9	$13.5	4.7%
Water Management	210.4	204.1	6.3	3.1%
Consolidated	$510.8	$491.0	$19.8	4.0%
Process & Motion Control
Process & Motion Control net sales increased 5% year over year to $300.4 million in the second quarter of fiscal 2018. Core sales increased 3% year over year, excluding a 2% favorable impact from foreign currency translation. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.
Water Management
Water Management net sales were $210.4 million in the second quarter of fiscal 2018, an increase of 3% year over year. Core sales increased 5% year over year, excluding a 3% adverse impact associated with last year’s exit of the RHF product line and a 1% favorable impact from foreign currency translation. The year-over-year increase in core sales reflects favorable demand trends in our nonresidential construction and water and wastewater infrastructure markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	September 30, 2017	September 30, 2016	Change	% Change
Process & Motion Control	$44.7	$37.1	$7.6	20.5%
% of net sales	14.9%	12.9%	2.0%
Water Management	32.5	26.0	6.5	25.0%
% of net sales	15.4%	12.7%	2.7%
Corporate	(11.4)	(10.6)	(0.8)	(7.5)%
Consolidated	$65.8	$52.5	$13.3	25.3%
% of net sales	12.9%	10.7%	2.2%
Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2018 was $44.7 million, or 14.9% of net sales. Income from operations as a percentage of net sales increased by 200 basis points year over year, primarily due to the increase in core sales, lower amortization expenses, and benefits resulting from RBS-led productivity improvements, partially offset by higher incentive compensation accruals and incremental investments in our innovation, market expansion, and footprint repositioning actions.

Water Management
Water Management income from operations was $32.5 million for the second quarter of fiscal 2018, or 15.4% of net sales. Income from operations as a percentage of net sales increased by 270 basis points year over year, as benefits from core sales volume growth, favorable project mix, and ongoing cost reduction and productivity initiatives more than offset incremental investments in our innovation and market expansion initiatives.
Corporate
Corporate expenses were $11.4 million in the second quarter of fiscal 2018 and $10.6 million in the second quarter of fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the second quarter of fiscal 2017.
Interest expense, net
Interest expense, net was $20.2 million in the second quarter of fiscal 2018 compared to $22.8 million in the second quarter of fiscal 2017. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the second quarter of fiscal 2018 following a $195.0 million prepayment made on our term loan in the third quarter of fiscal 2017. See Item 1, Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the second quarter of fiscal 2018 consisted of foreign currency transaction losses. Other expense, net for the second quarter of fiscal 2017 consisted of foreign currency transaction losses of $0.2 million and other miscellaneous expenses of $0.5 million.
Provision for income taxes
The income tax provision was $14.8 million in the second quarter of fiscal 2018 compared to an income tax provision of $4.4 million in the second quarter of fiscal 2017. The effective income tax rate for the second quarter of fiscal 2018 was 33.2% versus 15.2% in the second quarter of fiscal 2017. The effective income tax rate for the second quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with an accrual for the Domestic Production Activities Deduction (DPAD) and the recognition of certain foreign branch-related losses for U.S. income tax purposes, partially offset by an increase in valuation allowances relating to certain foreign net operating losses. The effective income tax rate for the second quarter of fiscal 2017 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of certain foreign branch-related losses for U.S. income tax purposes.

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
Net income attributable to Rexnord common shareholders
Net income attributable to Rexnord common shareholders for the second quarter of fiscal 2018 was $24.0 million, compared to net income of $24.6 million in the second quarter of fiscal 2017, as a result of the factors described above. Diluted net income per share attributable to Rexnord common shareholders was $0.23 in the second quarter of fiscal 2018, as compared to $0.24 in the second quarter of fiscal 2017. Diluted net income per share of common stock in the second quarter of fiscal 2018 also reflects the effect of $5.8 million of dividends paid on shares of cumulative preferred stock.

Six Months Ended September 30, 2017 Compared with the Six Months Ended September 30, 2016:

Net sales
(Dollars in Millions)

	Six Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
Process & Motion Control	$588.1	$550.6	$37.5	6.8%
Water Management	410.4	412.2	(1.8)	(0.4)%
Consolidated	$998.5	$962.8	$35.7	3.7%
Process & Motion Control
Process & Motion Control net sales were $588.1 million in the first six months of fiscal 2018, up 7% year over year. Excluding a 2% increase from the acquisition of Cambridge and a 1% favorable impact from foreign currency translation, core net sales increased 4% year over year. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.
Water Management
Water Management net sales were $410.4 million in the first six months of fiscal 2018 compared to $412.2 million in the first six months of fiscal 2017. Core net sales, which excludes a 3% adverse impact associated with the exit of the RHF product line and a 1% favorable impact from foreign currency translation, increased 2% during the first six months of fiscal 2018. The year-over-year increase in core sales reflects favorable demand trends in our nonresidential construction and water and wastewater infrastructure markets.

 Income (loss) from operations
(Dollars in Millions)

	Six Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
Process & Motion Control	$84.4	$62.7	$21.7	34.6%
% of net sales	14.4%	11.4%	3.0%
Water Management	60.1	48.7	11.4	23.4%
% of net sales	14.6%	11.8%	2.8%
Corporate	(23.5)	(20.3)	(3.2)	(15.8)%
Consolidated	$121.0	$91.1	$29.9	32.8%
% of net sales	12.1%	9.5%	2.6%
Process & Motion Control
Process & Motion Control income from operations for the first six months of fiscal 2018 was $84.4 million, or 14.4% of net sales. Income from operations as a percentage of net sales increased by 300 basis points year over year in the first six months of fiscal 2018 primarily as a result of leverage on improved core sales volume, a reduction of amortization expense, and RBS-led productivity improvements.
Water Management
Water Management income from operations was $60.1 million for the first six months of fiscal 2018, or 14.6% of net sales. Income from operations as a percentage of net sales increased 280 basis points year over year, as benefits from core sales volume growth, favorable project mix, and ongoing cost reduction and productivity initiatives more than offset incremental investments in our innovation and market expansion initiatives.
Corporate
Corporate expenses were $23.5 million in the first six months of fiscal 2018 and $20.3 million in the first six months of fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the first six months of fiscal 2017.

Interest expense, net
Interest expense, net was $40.2 million in the first six months of fiscal 2018 compared to $46.5 million in the first six months of fiscal 2016. The year-over-year decrease in interest expense is primarily a result of lower outstanding borrowings in the first six months of fiscal 2018 following the $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017 and the $195.0 million prepayment made on our term loan in connection with the term loan refinancing completed in the third quarter of fiscal 2017. See Item 1, Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the first six months of fiscal 2018, consisted of foreign currency transaction losses of $1.6 million, partially offset by other miscellaneous income of $0.1 million. Other expense, net for the first six months of fiscal 2017, consisted of foreign currency transaction losses of $1.1 million and other miscellaneous expense of $1.3 million, partially offset by $0.2 million gain on the sale of long-lived assets.
Provision (Benefit) for income taxes
The income tax provision recorded in the first six months of fiscal 2018 was $23.0 million compared to an income tax benefit of $1.5 million in the first six months of fiscal 2017. The effective income tax rate for the first six months of fiscal 2018 was 29.0% versus (3.6)% in the first six months of fiscal 2017. The effective income tax rate for the first six months of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition net tax benefits associated with the accrual for the DPAD, discussed above, the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch-related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, partially offset by an increase in valuation allowances related to certain foreign net operating losses. The income tax benefit recognized on income before income taxes for the first six months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments (in conjunction with the early adoption of ASU 2016-09), the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits.
Net income attributable to Rexnord common shareholders
Net income attributable to Rexnord common shareholders for the first six months of fiscal 2018 was $44.7 million, compared to $43.5 million for the first six months of fiscal 2017, as a result of the factors described above. Diluted income per share attributable to Rexnord common shareholders was $0.42 in both the first six months of fiscal 2018 and fiscal 2017. Diluted net income per share of common stock in the first six months of fiscal 2018 also reflects the effect of $11.6 million of dividends paid on shares of cumulative preferred stock.

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

Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common shareholders in the six months ended September 30, 2017 of $44.7 million and Adjusted EBITDA for the same period of $184.1 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet certain maximum net first lien leverage ratios of 7.75 to 1.0 and, with respect to our revolving facility, also require us to remain at or below a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 3.1 to 1.0 at September 30, 2017). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2017 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 30, 2016	Year ended March 31, 2017	Six months ended September 30, 2017	Twelve months ended September 30, 2017
Net income attributable to Rexnord common stockholders	$43.5	$66.8	$44.7	$68.0
Interest expense, net	46.5	88.7	40.2	82.4
Dividends on preferred stock	—	7.3	11.6	18.9
Income tax (benefit) provision	(1.5)	7.9	23.0	32.4
Depreciation and amortization	53.3	105.4	43.6	95.7
EBITDA	$141.8	$276.1	$163.1	$297.4
Adjustments to EBITDA:
Restructuring and other similar charges (1)	10.0	31.6	7.8	29.4
Stock-based compensation expense	6.0	13.4	10.8	18.2
LIFO (income) expense (2)	(0.1)	(2.3)	0.5	(1.7)
Acquisition-related fair value adjustment	4.3	4.3	—	—
Loss on the extinguishment of debt	—	7.8	—	7.8
Actuarial gain on pension and postretirement benefit obligations	—	(2.6)	—	(2.6)
Loss on RHF product line exit (3) (excluding restructuring and related charges)	4.7	12.2	—	7.5
Other, net (4)	2.6	6.0	1.9	5.3
Subtotal of adjustments to EBITDA	$27.5	$70.4	$21.0	$63.9
Adjusted EBITDA	$169.3	$346.5	$184.1	$361.3
Consolidated indebtedness (5)				$1,128.6
Total net leverage ratio (6)				3.1
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

(4)	Other, net for the periods indicated, consists of:

(in millions)	Six months ended September 30, 2016	Year ended March 31, 2017	Six months ended September 30, 2017	Twelve months ended September 30, 2017
Other expense (income)
(Gain) loss on sale of long-lived assets	$0.2	$—	$—	$(0.2)
Loss on foreign currency transactions	1.1	3.7	1.6	4.2
Other miscellaneous expenses (income)	1.3	1.5	(0.1)	0.1
Total other expense	$2.6	$5.2	$1.5	$4.1

Other non-cash adjustments
Other non-cash charges (benefits)	—	0.8	0.4	1.2

Total other, net	$2.6	$6.0	$1.9	$5.3

(5)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $487.1 million (as defined by the credit agreement) at September 30, 2017.

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
As of September 30, 2017, we had $531.3 million of cash and cash equivalents and $345.8 million of additional borrowing capacity ($255.7 million of available borrowings under our revolving credit facility and $90.1 million available under our accounts receivable securitization program). As of September 30, 2017, the available borrowings under our credit facility and accounts receivable securitization were reduced by $19.2 million due to outstanding letters of credit. As of March 31, 2017, we had $490.1 million of cash and cash equivalents and approximately $345.8 million of additional borrowing capacity ($250.4 million of available borrowings under our revolving credit facility and $95.4 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $60.5 million and $59.0 million in the first six months of fiscal 2018 and 2017, respectively. The increase in cash provided by operating activities is primarily driven by incremental profit generated from higher sales, partially offset by higher trade working capital.
Cash used for investing activities was $14.1 million in the first six months of fiscal 2018 compared to $240.7 million in the first six months of fiscal 2017. Investing activities in the first six months of fiscal 2018 included $15.9 million of capital expenditures, partially offset by the receipt of $1.8 million in cash for the disposal of long-lived assets. Investing activities during the first six months of fiscal 2017 included $213.7 million of net cash associated with the acquisition of Cambridge and $28.9 million of capital expenditures, partially offset by the receipt of $1.9 million in cash for the disposal of long-lived assets.
Cash used for financing activities was $17.0 million in the first six months of fiscal 2018 compared to cash used for financing activities of $93.8 million in the first six months of fiscal 2017. During the first six months of fiscal 2018, we utilized $8.2 million for payments on outstanding debt and $11.6 million for the payment of preferred stock dividends. The first six months of fiscal 2018 also includes $2.8 million of cash proceeds associated with stock option exercises. During the first six months of fiscal 2017, we utilized $99.9 million of cash to prepay amounts due on our then-outstanding term loans. The first six months of fiscal 2017 also includes $6.4 million of cash proceeds associated with stock option exercises.
Indebtedness
As of September 30, 2017 we had $1,615.7 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2017	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$1,577.8	$16.1	$1,561.7
Other subsidiary debt (2)	37.9	0.2	37.7
Total	$1,615.7	$16.3	$1,599.4
___________________________________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $16.5 million at September 30, 2017.

(2)	Includes unamortized debt issuance costs of $0.5 million at September 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts, interest rate swaps and interest rate caps to cover certain known foreign currency transactional risks, as well as identified risks due to interest rate fluctuations. There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2017, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the second quarter of fiscal 2018. A total of approximately $160.0 million remained of the existing repurchase authority at September 30, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Rexnord Corporation Deferred Compensation Plan (as amended July 26, 2017)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	November 1, 2017	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer