Form 10-Q
period 2017-12-31
Rexnord Corp
filed 2018-01-31
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2018
Rexnord Corporation Common Stock, $0.01 par value per share	103,978,699 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2018, or fiscal 2018, means the period from April 1, 2017 to March 31, 2018, and the third quarter of fiscal 2018 and 2017 means the fiscal quarters ended December 31, 2017 and December 31, 2016, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$234.8	$490.1
Receivables, net	313.1	322.9
Inventories	349.9	314.9
Other current assets	57.1	50.2
Total current assets	954.9	1,178.1
Property, plant and equipment, net	389.3	400.9
Intangible assets, net	567.9	558.6
Goodwill	1,353.8	1,318.2
Other assets	84.1	83.5
Total assets	$3,350.0	$3,539.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.2	$16.5
Trade payables	199.6	197.8
Compensation and benefits	52.4	54.3
Current portion of pension and postretirement benefit obligations	4.4	4.3
Other current liabilities	126.7	127.4
Total current liabilities	383.3	400.3

Long-term debt	1,322.9	1,606.2
Pension and postretirement benefit obligations	170.9	174.4
Deferred income taxes	146.2	208.8
Other liabilities	72.6	79.0
Total liabilities	2,095.9	2,468.7

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at December 31, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 103,934,204 at December 31, 2017 and 103,600,540 at March 31, 2017	1.0	1.0
Additional paid-in capital	1,270.1	1,262.1
Retained earnings (deficit)	75.8	(55.5)
Accumulated other comprehensive loss	(92.8)	(137.0)
Total stockholders' equity	1,254.1	1,070.6
Total liabilities and stockholders' equity	$3,350.0	$3,539.3
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net sales	$492.3	$451.8	$1,490.8	$1,414.6
Cost of sales	309.4	298.8	943.6	922.2
Gross profit	182.9	153.0	547.2	492.4
Selling, general and administrative expenses	107.3	99.9	326.6	313.1
Restructuring and other similar charges	3.8	11.7	11.6	21.7
Amortization of intangible assets	8.6	8.6	24.8	33.7
Income from operations	63.2	32.8	184.2	123.9
Non-operating expense:
Interest expense, net	(18.7)	(22.9)	(58.9)	(69.4)
Loss on the extinguishment of debt	(11.9)	(7.8)	(11.9)	(7.8)
Other expense, net	(1.0)	(0.7)	(2.5)	(3.3)
Income before income taxes	31.6	1.4	110.9	43.4
Benefit for income taxes	(50.0)	(1.8)	(27.0)	(3.3)
Net income	81.6	3.2	137.9	46.7
Dividends on preferred stock	(5.8)	(1.5)	(17.4)	(1.5)
Net income attributable to Rexnord common stockholders	$75.8	$1.7	$120.5	$45.2

Net income per share attributable to Rexnord common stockholders:
Basic	$0.73	$0.02	$1.16	$0.44
Diluted	$0.67	$0.02	$1.13	$0.43
Weighted-average number of shares outstanding (in thousands):
Basic	103,964	103,113	103,824	102,514
Diluted	122,017	104,558	122,363	104,481

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income	$81.6	$3.2	$137.9	$46.7
Other comprehensive income:
Foreign currency translation adjustments	7.5	(33.5)	41.6	(33.4)
Change in unrealized losses on interest rate derivatives, net of tax	0.7	3.3	3.6	5.6
Change in pension and postretirement defined benefit plans, net of tax	(0.4)	(0.3)	(1.0)	(0.9)
Other comprehensive income (loss), net of tax	7.8	(30.5)	44.2	(28.7)
Total comprehensive income (loss)	$89.4	$(27.3)	$182.1	$18.0

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 31, 2017	December 31, 2016
Operating activities
Net income	$137.9	$46.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40.5	45.4
Amortization of intangible assets	24.8	33.7
Amortization of deferred financing costs	1.4	1.9
Loss on the extinguishment of debt	11.9	7.8
Non-cash asset impairment	—	1.6
Loss on dispositions of long-lived assets	0.4	0.2
Deferred income taxes	(76.2)	(15.9)
Other non-cash charges	3.0	(3.3)
Stock-based compensation expense	15.9	9.8
Changes in operating assets and liabilities:
Receivables	11.3	33.1
Inventories	(26.0)	(5.1)
Other assets	(6.3)	(7.2)
Accounts payable	(5.8)	(21.4)
Accruals and other	(10.9)	(5.2)
Cash provided by operating activities	121.9	122.1

Investing activities
Expenditures for property, plant and equipment	(25.1)	(44.0)
Acquisitions, net of cash acquired	(50.0)	(213.7)
Proceeds from dispositions of long-lived assets	5.5	1.9
Cash used for investing activities	(69.6)	(255.8)

Financing activities
Proceeds from borrowings of long-term debt	1,325.0	1,590.3
Repayments of long-term debt	(1,603.2)	(1,881.8)
Proceeds from borrowings of short-term debt	—	16.1
Repayments of short-term debt	(24.3)	(19.5)
Payment of debt issuance costs	(9.0)	(10.6)
Proceeds from exercise of stock options	2.9	9.6
Proceeds from financing lease obligations	5.8	—
Deferred acquisition payment	—	(5.7)
Proceeds from issuance of preferred stock, net of direct offering costs	—	390.2
Payments of dividend on preferred stock	(17.4)	—
Cash (used for) provided by financing activities	(320.2)	88.6
Effect of exchange rate changes on cash and cash equivalents	12.6	(10.2)
Decrease in cash and cash equivalents	(255.3)	(55.3)
Cash and cash equivalents at beginning of period	490.1	484.6
Cash and cash equivalents at end of period	$234.8	$429.3

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2017
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
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the beginning of the Company's fiscal 2020, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the beginning of the Company's fiscal 2021, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the timing of adoption; however, it does not believe the adoption of ASU 2017-04 will have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), now referred to as Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"), in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in an amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASC 606 will be effective for the Company on April 1, 2018. Companies can use either a full retrospective or modified retrospective method to adopt the standard. Under the full retrospective method, the requirements of the new standard are applied to contracts for each prior reporting period presented and the cumulative effect of applying the standard is recognized in the earliest period presented. Under the modified retrospective method, prior periods are not updated to be presented on an accounting basis that is consistent with information for fiscal 2019. Rather, a cumulative adjustment for the effects of applying the new standard to periods prior to fiscal 2019 is recorded to retained earnings as of April 1, 2018. The Company expects to adopt the new standard using the modified retrospective approach.
The Company is assessing the impact of the new revenue standard on its consolidated financial statements by reviewing its current accounting policies and practices, including detailed reviews of customer contracts, to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. In addition, ASC 606 will require more comprehensive disclosures about revenue streams and contracts with customers. The Company is currently evaluating potential changes to its processes, information systems and internal controls related to the preparation of disclosures required under ASC 606. The Company will provide additional disclosure as its ongoing assessment progresses.

2. Acquisitions
Fiscal Year 2018 Acquisitions
On October 4, 2017, the Company acquired World Dryer Corporation (“World Dryer”) for a cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers. This acquisition broadened the product portfolio of the Company's existing Water Management platform and is expected to bring even greater value to commercial building owners in the form of lower operating costs.
The Company's results of operations include the acquired operations subsequent to October 4, 2017. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the World Dryer acquisition have not been presented because they are not material to the Company's condensed consolidated statements of operations and condensed consolidated balance sheets.
The acquisition of World Dryer was accounted for as a business combination and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation resulted in non-tax deductible goodwill of $25.8 million, other intangible assets of $28.1 million (includes tradenames of $7.0 million and $21.1 million of customer relationships) and other net liabilities of $3.9 million. The purchase price allocation is preliminary and subject to fair value adjustments that will be completed within the one year period following the acquisition date.
During the third quarter of fiscal 2018, the Company entered into a definitive agreement to acquire Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa") for an estimated purchase price of approximately €118 million. Centa, headquartered in Haan, Germany, is a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The acquisition of Centa will add complementary product lines to the Company's existing Process & Motion Control platform. The acquisition of Centa is subject to customary closing conditions and is expected to close during the fourth quarter of fiscal 2018. The Company's results of operation will not include Centa until the transaction is finalized.
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
The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended December 31, 2017 and December 31, 2016 by operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended December 31, 2017
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$0.6	$0.6	$1.2
Contract termination and other associated costs	2.4	0.2	2.6
Total restructuring and other similar charges	$3.0	$0.8	$3.8

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2017
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$2.5	$3.3	$5.8
Contract termination and other associated costs	5.2	0.6	5.8
Total restructuring and other similar charges	$7.7	$3.9	$11.6

	Restructuring and Other Similar Charges Three Months Ended December 31, 2016
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$5.1	$1.7	$6.8
Asset impairment charges (1)	1.6	—	1.6
Contract termination and other associated costs	1.9	1.4	3.3
Total restructuring and other similar charges	$8.6	$3.1	$11.7

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2016
	Process & Motion Control	Water Management	Consolidated
Employee termination benefits	$9.6	$5.4	$15.0
Asset impairment charges (1)	1.6	—	1.6
Contract termination and other associated costs	3.4	1.7	5.1
Total restructuring and other similar charges	$14.6	$7.1	$21.7
____________________

(1)
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The Company recognized impairment charges associated with these assets during the three and nine months ended of fiscal 2017, in the amount of $1.6 million. The impairment was determined utilizing independent appraisals of the assets, classified as Level 3 inputs within the Fair Value hierarchy. Refer to Note 13, Fair Value Measurements for additional information.

The following table summarizes the activity in the Company's restructuring accrual for the nine months ended December 31, 2017 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2017 (1)	$11.0	$1.0	$12.0
Charges	5.8	5.8	11.6
Cash payments	(13.3)	(6.6)	(19.9)
Restructuring accrual, December 31, 2017 (1)	$3.5	$0.2	$3.7
____________________
(1)     The restructuring accrual is included in Other current liabilities in the condensed consolidated balance sheets.

In addition to the impairment charges recognized above, the Company recognized accelerated depreciation of zero and $1.0 million during the three and nine months ended December 31, 2017, respectively. The Company recognized accelerated depreciation of $3.8 million and $5.2 million during the three and nine months ended December 31, 2016, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

During fiscal 2016, the Company decided to exit the non-strategic product lines sold under the Rodney Hunt Fontaine ("RHF") tradename and the Company completed the exit of the RHF product line in fiscal 2017. The Company evaluated the requirements for the presentation of discontinued operations in connection with the decision to exit its flow-control gate product line and determined the product line did not meet the definition provided within the authoritative literature as discontinued operations. Pre-tax loss from operations associated with the RHF product line was $2.2 million and $6.7 million in the three and nine months ended December 31, 2016, respectively. Pre-tax loss included restructuring and other similar charges of $0.3 million and $1.9 million in the three and nine months ended December 31, 2016, respectively.

4. Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction ("DPAD"). The majority of these changes will be effective for the Company’s fiscal year beginning April 1, 2018. However, the corporate income tax rate reduction is effective January 1, 2018. As such, the Company’s effective statutory federal corporate income tax rate for the tax year ending March 31, 2018 will be 31.55%. In addition, the one-time repatriation tax will be recognized by the Company for the tax year ending March 31, 2018.
Under ASC Topic 740, Income Taxes ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. U.S. income tax laws are deemed to be effective on the date the president signs tax legislation. The president signed the U.S. Tax Reform legislation on December 22, 2017. As such, the Company is required to recognize the related impacts to the financial statements in the quarter ended December 31, 2017. In acknowledgment of the substantial changes incorporated in the U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e. all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company has obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform. Based upon this review, the Company has recognized a discrete estimated net income tax benefit with respect to U.S Tax Reform for the third quarter of fiscal 2018 of $54.8 million. This net income tax benefit reflects a $62.2 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform), partiality offset with a $7.4 million estimated income tax expense associated with the impact of the deemed repatriated earnings from the Company’s foreign subsidiaries, including the one-time repatriation tax of $3.0 million. Due to the Company’s fiscal year-end of March 31, 2018 and the timing of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in the third quarter of fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. For example, the remeasurement of the net U.S. deferred tax liability cannot be complete until the underlying timing differences are known, and such timing differences cannot be known until March 31, 2018. Similarly, the Company was required to use certain estimated annual amounts in conjunction with determining the impact of the one-time repatriation tax. Although the Company believes the net income tax benefit recognized in the third quarter of fiscal 2018 as outlined above is a reasonable estimate based upon the available information and analysis completed, these related amounts will change based upon actual results occurring in the quarter and fiscal year ending March 31, 2018. As such, the Company will update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary.
The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. As a result of enacted U.S. Tax Reform, the Company's estimated effective income tax rate incorporated the reduced federal statutory income tax rate of 31.55%, resulting in an income tax benefit of approximately $2.1 million for the third quarter (as well as the first nine months) of fiscal 2018. This benefit is in addition to the $54.8 million discrete estimated income tax benefit recorded in association with U.S. Tax Reform, as discussed above. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant discrete items is reflected in the period in which they occur. The Company's income tax provision is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.

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
The income tax benefit was $50.0 million in the third quarter of fiscal 2018 compared to an income tax benefit of $1.8 million in the third quarter of fiscal 2017. The effective income tax rate for the third quarter of fiscal 2018 was (158.2)% versus (128.6)% in the third quarter of fiscal 2017. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform, the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the DPAD. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments, the recognition of net tax benefits associated with U.S. research and development credits and the DPAD, partially offset with the recognition of income tax expense relating to various foreign income tax audits.
The income tax benefit recorded in the first nine months of fiscal 2018 was $27.0 million compared to an income tax benefit of $3.3 million in the first nine months of fiscal 2017. The effective income tax rate for the first nine months of fiscal 2018 was (24.3)% versus (7.6)% in the first nine months of fiscal 2017. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform, the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the DPAD. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments, the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset with the recognition of income tax expense relating to various foreign income tax audits.
At December 31, 2017, the Company had a $19.0 million liability for unrecognized net income tax benefits. At March 31, 2017, the Company’s total liability for unrecognized net income tax benefits was $18.1 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2017 and March 31, 2017, the total amount of gross, unrecognized income tax benefits included $5.5 million and $4.7 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during both the nine months ended December 31, 2017 and December 31, 2016.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain corporate income tax returns of the Company’s Netherlands subsidiaries for the tax years ended March 31, 2011 through 2015). In addition, the U.S. Internal Revenue Service is currently examining the Company’s U.S. consolidated federal income tax return and related amended return for the tax year ended March 31, 2015. During the third quarter of fiscal 2017, the Company completed an examination of certain of its Italian subsidiaries’ corporate income tax returns for the tax years ended March 31, 2014 through 2016 and paid approximately $0.7 million upon the conclusion of such examination. In addition, during the fourth quarter of fiscal 2017, the Company completed an examination of certain of its German subsidiaries’ corporate income and trade tax returns for the tax years ended March 31, 2011 through 2014 and paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2015, state and local income tax examinations for years ending prior to fiscal 2014 or significant foreign income tax examinations for years ending prior to fiscal 2013. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to a prior change in control of the Company) and the tax years ended March 31, 2008 through March 31, 2013 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

5. Earnings per Share

The following table presents the basis for the basic and diluted income per share computations (in millions, except share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Basic net income per share:
Numerator:
Net income	$81.6	$3.2	$137.9	$46.7
Less: Dividends on preferred stock	(5.8)	(1.5)	(17.4)	(1.5)
Net income attributable to Rexnord common stockholders	$75.8	$1.7	$120.5	$45.2
Denominator:
Weighted-average common shares outstanding, basic	103,964	103,113	103,824	102,514

Net income per share attributable to Rexnord common stockholders - basic	$0.73	$0.02	$1.16	$0.44

Diluted net income per share:
Numerator:
Net income	$81.6	$3.2	$137.9	$46.7
Less: Dividends on preferred stock	—	(1.5)	—	(1.5)
Net income attributable to Rexnord common stockholders (1)	$81.6	$1.7	$137.9	$45.2
Denominator:
Weighted-average common shares outstanding, basic	103,964	103,113	103,824	102,514
Effect of dilutive equity awards	1,966	1,445	1,845	1,967
Preferred stock under the "if-converted" method (1)	16,087	—	16,694	—
Weighted-average common shares outstanding, diluted	122,017	104,558	122,363	104,481

Net income per share attributable to Rexnord common stockholders - dilutive	$0.67	$0.02	$1.13	$0.43
____________________

(1)
Following the issuance of the 5.75% Series A Mandatory Convertible Preferred Stock ("Series A Preferred Stock") in the third quarter of fiscal 2017, the Company’s diluted net income per share is computed using the “if-converted” method. The "if-converted" method is utilized only when such calculation is dilutive to earnings per share using the treasury stock method. Under the “if-converted” method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock have been converted into shares of the Company’s common stock as of the beginning of the respective period and therefore no dividends are provided to holders of the Series A Preferred Stock. During the three and nine months ended December 31, 2017, the computation of diluted net income per share was calculated utilizing the "if-converted" method. During the three and nine months ended December 31, 2016, the computation of diluted net income per share does not include shares of preferred stock that are convertible into a weighted average of 5.1 million million and 1.7 million shares of common stock, respectively, due to their anti-dilutive effects.

The computation of diluted net income per share for the three and nine months ended December 31, 2017 excludes 2.8 million and 2.7 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation of diluted net income per share for the three and nine months ended December 31, 2016 excludes 5.5 million and 5.3 million shares, respectively, related to equity awards due to their anti-dilutive effects.

6. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at March 31, 2017	$0.0	$1.0	$1,262.1	$(55.5)	$(137.0)	$1,070.6
Total comprehensive income	—	—	—	137.9	44.2	182.1
Stock-based compensation expense	—	—	15.9	—	—	15.9
Exercise of stock options	—	—	2.9	—	—	2.9
Preferred stock dividends	—	—	(10.8)	(6.6)	—	(17.4)
Balance at December 31, 2017	$0.0	$1.0	$1,270.1	$75.8	$(92.8)	$1,254.1

Preferred Stock
During the third quarter of fiscal 2017, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of Series A Preferred Stock, for an offering price of $50 per depository share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.702 and 47.642 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
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
The net proceeds from the offering during the nine months ended December 31, 2016 were approximately $390.2 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under its credit agreement, with the remainder retained for general corporate purposes. During the three and nine months ended December 31, 2017, the Company paid $5.8 million and $17.4 million of dividends, respectively. As of December 31, 2017, there were no dividends in arrears on the Series A Preferred Stock.
Common Stock Repurchase Program
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the nine months ended December 31, 2017 or December 31, 2016. A total of approximately $160.0 million remained of the existing repurchase authority at December 31, 2017.

7. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2017 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)
Other comprehensive income before reclassifications	—	41.6	—	41.6
Amounts reclassified from accumulated other comprehensive loss	3.6	—	(1.0)	2.6
Net current period other comprehensive income (loss)	3.6	41.6	(1.0)	44.2
Balance at December 31, 2017	$(5.9)	$(57.7)	$(29.2)	$(92.8)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended December 31, 2017 and December 31, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.5)	$(0.5)	$(1.5)	$(1.4)	Selling, general and administrative expenses
Provision for income taxes	0.1	0.2	0.5	0.5
Total net of tax	$(0.4)	$(0.3)	$(1.0)	$(0.9)

Interest rate derivatives
Net realized losses on interest rate hedges	$1.8	$2.7	$7.2	$7.9	Interest expense, net
Benefit for income taxes	(1.5)	(1.0)	(3.6)	(3.0)
Total net of tax	$0.3	$1.7	$3.6	$4.9

8. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 31, 2017	March 31, 2017
Finished goods	$153.7	$139.9
Work in progress	47.4	44.4
Purchased components	81.4	74.0
Raw materials	59.2	47.7
Inventories at First-in, First-Out ("FIFO") cost	341.7	306.0
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	8.2	8.9
	$349.9	$314.9

9. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the nine months ended December 31, 2017 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2017	$1,068.8	$249.4	$1,318.2
Acquisitions (1)	—	25.8	25.8
Currency translation adjustment and other	3.0	6.8	9.8
Net carrying amount as of December 31, 2017	$1,071.8	$282.0	$1,353.8
(1) Refer to footnote 2 for additional information regarding acquisitions.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2017 and March 31, 2017 are as follows (in millions):

		December 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.5	$(38.9)	$8.6
Customer relationships (including distribution network)	13 years	710.6	(498.3)	212.3
Tradenames	12 years	37.1	(7.7)	29.4
Intangible assets not subject to amortization - tradenames		317.6	—	317.6
Total intangible assets, net	13 years	$1,112.8	$(544.9)	$567.9

		March 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.0	$(37.7)	$9.3
Customer relationships (including distribution network) (1)	13 years	685.8	(475.2)	210.6
Tradenames (1)	12 years	29.5	(5.3)	24.2
Intangible assets not subject to amortization - tradenames		314.5	—	314.5
Total intangible assets, net	13 years	$1,076.8	$(518.2)	$558.6
____________________
(1) Tradenames and customer relationships acquired during fiscal 2018 were both assigned a useful life of 14 years.

Intangible asset amortization expense totaled $8.6 million and $24.8 million for the three and nine months ended December 31, 2017, respectively. Intangible asset amortization expense totaled $8.6 million and $33.7 million for the three and nine months ended December 31, 2016, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $33.4 million in fiscal year 2018 (inclusive of $24.8 million of amortization expense recognized in the nine months ended December 31, 2017), $34.3 million in fiscal year 2019, $34.1 million in fiscal year 2020, $32.6 million in fiscal year 2021 and $28.3 million in fiscal year 2022.

During the third quarter ended December 31, 2017, the Company completed its annual evaluation of indefinite lived intangible assets (tradenames) and goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. The fair value of the Company's indefinite lived intangible assets and reporting units were primarily estimated using an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present.

10. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2017	March 31, 2017
Customer advances	$10.5	$10.9
Sales rebates	30.2	25.5
Commissions	6.3	6.3
Restructuring and other similar charges (1)	3.7	12.0
Product warranty (2)	7.5	7.5
Risk management (3)	9.6	8.9
Legal and environmental	4.5	4.4
Taxes, other than income taxes	7.1	10.5
Income tax payable	19.2	17.8
Interest payable	2.3	5.7
Other	25.8	17.9
	$126.7	$127.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2017	March 31, 2017
Term loan (1)	$791.2	$1,584.5
4.875% Senior notes due 2025 (2)	494.1	—
Other subsidiary debt (3)	37.8	38.2
Total	1,323.1	1,622.7
Less current maturities	0.2	16.5
Long-term debt	$1,322.9	$1,606.2
____________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $8.8 million and $17.9 million at December 31, 2017 and March 31, 2017, respectively.

(2)	Includes an unamortized debt issuance costs of $5.9 million at December 31, 2017.

(3)
Other subsidiary debt consists primarily of a $36.9 million loan payable associated with the New Market Tax Credit incentive program as of December 31, 2017 and March 31, 2017. The Company also invested an aggregate of $27.6 million in the form of a loan receivable. The aggregate loan receivable is presented within Other assets on the condensed consolidated balance sheets as of both December 31, 2017 and March 31, 2017. Also includes unamortized debt issuance costs of $0.5 million as of both December 31, 2017 and March 31, 2017.

Senior Secured Credit Facility
The Company’s Third Amended and Restated First Lien Credit Agreement (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) a $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility.
As of December 31, 2017, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 3.0 to 1.0 as of December 31, 2017.
Term Debt
On December 7, 2017, the Company entered into an Incremental Assumption Agreement (the “Amendment”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and the refinancing term lender, and the lenders party thereto, relating to the Credit Agreement. Prior to the Amendment, the Credit Agreement included a $1,606.4 million term loan facility (the “Prior Term Loan”).
The Amendment provided for a new term loan in the aggregate principal amount of $800.0 million (the “Term Refinancing Loan”). The proceeds of the Term Refinancing Loan were used, along with cash on hand and the net $500.0 million of proceeds from the Company’s issuance of the Notes (as defined below), to reduce the aggregate principal amount of the Prior Term Loan outstanding under the Credit Agreement to $800.0 million.
The Term Refinancing Loan has a maturity date of August 21, 2024 (extended from August 21, 2023 under the Prior Term Loan). The borrowings under the Term Refinancing Loan bear interest at either (i) London Interbank Offered Rate (“LIBOR”) (subject to a 0% floor) plus an applicable margin of 2.25% (which was reduced from 2.75%) or at an alternative base rate plus an applicable margin of 1.25% (which was reduced from 1.75%), or (ii.) if the borrowers have received a corporate rating equal to or higher than Ba3 (with at least a stable outlook) by Moody’s and BB- (with at least a stable outlook) by S&P, LIBOR (subject to a 0% floor) plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. At December 31, 2017, the borrowings under the Term Refinancing Loan had a weighted-average effective interest rate of 3.80%.
In accordance with ASC 470-50, Debt Modifications and Extinguishments (“ASC 470-50”), the Company recognized a $11.9 million loss on the debt extinguishment associated with the above transaction, which was comprised of $3.9 million of refinancing related costs, as well as a non-cash write-off of unamortized original issue discount and debt issuance costs associated with previously outstanding debt of $8.0 million. Additionally, the Company capitalized $0.8 million and $6.0 million of direct costs associated with the Term Refinancing Loan and Notes, respectively, which will be amortized over the life of the loans as interest expense using the effective interest method.
Revolving Debt Facility

The Credit Facility also includes a revolving credit facility, as noted above. Through the Amendment, the aggregate amount of the revolving credit facility commitments was reduced to $264.0 million (from $265.0 million) and the maturity date of the revolving facility under the Credit Agreement was extended from March 15, 2019, to March 15, 2023. The Company capitalized approximately $0.2 million of direct costs incurred in connection with the Amendment, which will be amortized over the remaining life of the revolving credit facility. The interest rate under the revolving credit facility remained unchanged. No amounts were borrowed under the revolving credit facility at December 31, 2017, or March 31, 2017; however $8.9 million and $14.6 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at December 31, 2017 and March 31, 2017, respectively.
4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due 2025 (the “Notes”). The Notes were issued by RBS Global, Inc. and Rexnord LLC (collectively, the “Issuers”) and guaranteed by the Company and its domestic subsidiaries (subject to certain exceptions). The Notes were issued pursuant to an Indenture, dated as of December 7, 2017 (the “Indenture”), by and among the Issuers, the subsidiary guarantors named therein (the “Subsidiary Guarantors”) and Wells Fargo Bank, National Association (the “Trustee”). The Notes are general senior unsecured obligations of the Issuers, the Subsidiary Guarantors and the Company. The Company separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes pay interest semi-annually on June 15 and December 15, accruing upon issuance, at a rate of 4.875% per year with the first payment due on June 15, 2018. The Notes were not and will not be registered under the Securities Act of 1933 or any state securities laws.
The Issuers may redeem some or all of the Notes at any time or from time to time prior to December 15, 2020 at certain “make-whole” redemption prices (as set forth in the Indenture) and after December 15, 2020 at specified redemption prices (as set forth in the Indenture). Additionally, the Issuers may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to December 15, 2020 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change of control (as defined in the Indenture), the Issuers will be required to make an offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes on the date of purchase plus accrued interest.
The Indenture contains customary covenants, such as restrictions on the Issuers and its restricted subsidiaries (but not on Rexnord Corporation) incurring or guaranteeing additional indebtedness or issuing certain preferred shares, paying dividends and making other restricted payments and creating or incurring certain liens. The Notes and Indenture do not contain any financial covenants. The Notes and Indenture contain customary events of default, including the failure to pay principal or interest when due, breach of covenants, cross-acceleration to other debt of the Issuers or restricted subsidiaries in excess of $50 million and bankruptcy events, all subject to terms, including notice and cure periods, as set forth in the Indenture.

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

As of both December 31, 2017 and March 31, 2017, the Company's available borrowing capacity under the Securitization was $100.0 million, based on the then-current accounts receivables. No amounts were borrowed under the Securitization at December 31, 2017 or March 31, 2017; however, $7.0 million and $4.6 million was considered utilized in connection with outstanding letters of credit at December 31, 2017 and March 31, 2017, respectively. As of December 31, 2017, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

See Note 11 to the audited consolidated financial statements of the Company's fiscal 2017 Annual Report on Form 10-K for further information regarding long-term debt.

12. Derivative Financial Instruments

The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company currently selectively uses foreign currency forward exchange contracts to manage its foreign currency risk and interest rate swaps and interest rate caps to manage its interest rate risk. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.

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

Interest Rate Derivatives

The Company utilizes three interest rate swaps to hedge the variability in future cash flows associated with the Company's variable-rate term loans. The interest rate swaps, which originally became effective in fiscal 2016, convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin and will mature on September 27, 2018. In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning in fiscal 2015, with a maturity of October 24, 2018, and they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. At inception, the interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with ASC 815.

In connection with the Amendment to the Credit Agreement described in Note 11, the critical terms of the interest rate derivatives no longer matched the outstanding debt and no longer qualify as effective hedges. Upon discontinuation of hedge accounting, the unrealized losses associated with the interest rate derivatives remaining in accumulated other comprehensive loss is reclassified into interest expense on a straight-line basis over the remaining term of the interest rate derivatives. The fair values of the Company's interest rate derivatives are recorded on the condensed consolidated balance sheets; however, changes in fair values subsequent to the Amendment are recognized within the condensed consolidated statements of operations. See the amounts recorded on the condensed consolidated balance sheets related to the Company's interest rate derivatives within the tables below.

The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 13 for more information as it relates to the fair value measurement of the Company's derivative financial instruments. The following tables indicate the location and the fair value of the Company's non-qualifying, non-designated derivative instruments within the condensed consolidated balance sheets (in millions):

	December 31, 2017	March 31, 2017	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$—	$0.0	Other assets
	Liability Derivatives
Interest rate swaps	$3.6	$—	Other current liabilities
Interest rate swaps	$—	$10.3	Other liabilities
Foreign currency forward contracts	$0.0	$0.1	Other current liabilities

The following table segregates the location and the amount of gains or losses associated with the changes in the fair value of the Company's derivative instruments, net of tax, within the condensed consolidated balance sheets (for instruments no longer qualifying for hedge accounting under ASC 815) and recognized within the condensed consolidated statements of operations (for non-qualifying, non-designated derivative instruments):

	Amount of loss recognized in accumulated other comprehensive loss
Derivative instruments no longer qualifying for hedge accounting under ASC 815 (in millions)
	December 31, 2017	March 31, 2017
Interest rate swaps	$3.3	$6.4
Interest rate caps	$1.8	$3.1

		Amount recognized as (income) expense
Non-qualifying, non-designated derivative instruments (in millions)	Condensed Consolidated Statements of Operations Classification	Three Months Ended		Nine Months Ended
		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Foreign currency forward contracts	Other expense, net	$(0.5)	$—	$—	$0.5
Interest rate swaps	Interest expense, net	$(2.2)	$—	$(2.2)	$—

The Company expects to reclassify approximately $8.2 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Foreign currency forward contracts and interest rate derivatives reside within Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between levels for the periods presented. The following table provides a summary of the Company's assets and liabilities recognized at fair value on a recurring basis as of December 31, 2017 and March 31, 2017 (in millions):

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate derivatives	$—	$3.6	$—	$3.6
Foreign currency forward contracts	—	0.0	—	—
Total liabilities at fair value	$—	$3.6	$—	$3.6

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$0.0	$—	$—
Total assets at fair value	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$10.3	$—	$10.3
Foreign currency forward contracts	—	0.1	—	0.1
Total liabilities at fair value	$—	$10.4	$—	$10.4

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2017 and March 31, 2017 due to the short-term nature of those instruments. The fair value of long-term debt as of December 31, 2017 and March 31, 2017 was approximately $1,345.2 million and $1,644.6 million, respectively. The fair value is based on quoted market prices for the same issues.
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
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. During fiscal 2017 and 2018, the Company recognized both impairment charges and accelerated depreciation of certain assets to place the assets at net realizable value.  Net realizable value of these assets was determined using independent appraisals, classified as Level 3 inputs within the fair value hierarchy.  As of December 31, 2017 and March 31, 2017, these assets were recorded at net realizable value on the condensed consolidated balance sheets within property, plant and equipment in the amount of $6.3 million and $7.0 million, respectively.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	December 31, 2017	December 31, 2016
Balance at beginning of period	$7.5	$6.8
Acquired obligations	0.2	0.4
Charged to operations	3.2	2.9
Claims settled	(3.4)	(2.9)
Balance at end of period	$7.5	$7.2
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

•
Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is a defendant in two multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. Additionally, there are numerous individuals who have filed asbestos related claims against Prager. These claims are currently on the Texas Multi-District Litigation inactive docket. The ultimate outcome of these asbestos matters cannot presently be determined. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2017, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 16,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of December 31, 2017, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $37.0 million, of which Zurn expects its insurance carriers to pay approximately $28.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $37.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2017, is approximately $241.0 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $165.0 million of aggregate liabilities.
As of December 31, 2017, the Company had a recorded receivable from its insurance carriers of $37.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $241.0 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $241.0 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

Sale-Leaseback Transaction:

During the third quarter of fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downer's Grove, Illinois and received net proceeds from the transaction of $5.8 million. Due to the Company's continuing involvement with the construction of a new facility at the same location, the property did not qualify for sale accounting under the sale-leaseback accounting guidance during the construction period and as a result it has been accounted for as a financing transaction, with the $5.8 million of proceeds being classified in the condensed consolidated balance sheets in "Other current liabilities". The Company will depreciate the carrying value of the building over the expected remaining useful life. No gain or loss was recognized from the transaction.
As a result of the Company's anticipated involvement during the construction period of the new manufacturing facility the Company is considered, for accounting purposes only, the owner of the construction asset under build-to-suit lease accounting. Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance.

15. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Pension Benefits:
Service cost	$0.2	$0.5	$0.6	$1.4
Interest cost	6.1	6.4	18.3	19.0
Expected return on plan assets	(6.6)	(6.8)	(19.8)	(20.0)
Amortization:
Prior service cost	—	—	—	0.1
Net periodic benefit (credit) cost	$(0.3)	$0.1	$(0.9)	$0.5
Other Postretirement Benefits:
Interest cost	$0.2	$0.3	$0.3	$0.9
Amortization:
Prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic benefit credit	$(0.3)	$(0.2)	$(1.2)	$(0.6)

During the first nine months of fiscal 2018 and 2017, the Company made contributions of $2.9 million and $4.6 million, respectively, to its U.S. qualified pension plan trusts.

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

As of December 31, 2017, the Company merged three of its U.S. qualified defined benefit pension plans into a single plan, thereby also merging all of the pension plans’ assets. The merger of the three plans was a non-substantive change with no changes to the benefit formulas, vesting provisions, or to the employees covered by the plans.  Accordingly, the Company deemed an off-cycle remeasurement of the plan assets and benefit obligations was not required.

See Note 16 to the audited consolidated financial statements of the Company's fiscal 2017 Annual Report on Form 10-K for further information regarding retirement benefits.

16. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. ASC 718, Compensation-Stock Compensation (“ASC 718”), requires compensation costs related to share-

based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the estimated grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
For the three and nine months ended December 31, 2017, the Company recognized $5.1 million and $15.9 million of stock-based compensation expense, respectively. For the three and nine months ended December 31, 2016, the Company recognized $3.8 million and $9.8 million of stock-based compensation expense, respectively. As of December 31, 2017, there was $29.4 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options
During the nine months ended December 31, 2017 and December 31, 2016, the Company granted stock options to executive officers and certain other employees, which vest over a weighted-average term of three years. The fair value of each option granted under the Plan during the nine months ended December 31, 2017 was estimated on the grant date using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Nine Months Ended December 31, 2017
Expected option term (in years)	6.5
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.99%
Expected dividend rate	0.0%
The Company estimates the expected term of stock options granted based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumption is based on its historical volatility. The weighted-average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Plan during the nine months ended December 31, 2017 was $8.11.
A summary of stock option activity during the first nine months of fiscal 2018 and 2017 is as follows:

	Nine Months Ended
	December 31, 2017		December 31, 2016
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of common shares under option:
Outstanding at beginning of period	7,770,670	$18.73	7,854,685	$15.10
Granted	1,175,702	23.17	2,599,538	19.72
Exercised	(246,372)	13.44	(1,937,487)	5.00
Canceled/Forfeited	(162,663)	22.57	(451,536)	23.52
Outstanding at end of period (1)	8,537,337	$19.42	8,065,200	$18.53
Exercisable at end of period (2)	5,081,221	$17.79	3,370,968	$14.74
______________________

(1)	The weighted average remaining contractual life of options outstanding at December 31, 2017 is 6.3 years.

(2)	The weighted average remaining contractual life of options exercisable at December 31, 2017 is 5.0 years.

Restricted Stock Units
During the nine months ended December 31, 2017 and 2016, the Company granted restricted stock units ("RSUs") to its non-employee directors and certain employees. RSUs granted during the nine months ended December 31, 2017 and 2016 generally vest ratably over three years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the nine months ended December 31, 2017 and 2016 is as follows:

	Nine Months Ended
	December 31, 2017		December 31, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	322,142	$20.59	125,307	$24.67
Granted	248,199	23.16	276,943	19.51
Vested	(101,103)	21.25	(42,144)	24.63
Canceled/Forfeited	(30,729)	22.48	(29,036)	21.99
Nonvested RSUs at end of period	438,509	$21.76	331,070	$20.59

Performance Stock Units
The Company grants performance stock units (“PSUs”) to its executive officers and certain other employees. PSUs have a three-year performance period and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of PSUs earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during the nine months ended December 31, 2017 and 2016 is as follows:

	Nine Months Ended
	December 31, 2017		December 31, 2016
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	259,930	$24.74	49,136	$28.57
Granted	193,071	26.58	219,266	23.95
Vested	—	—	—	—
Canceled/Forfeited	—	—	(4,200)	28.57
Nonvested PSUs at end of period	453,001	$25.53	264,202	$24.74

The fair value of the portion of PSUs with vesting based on free cash flow conversion is determined based on the Company's closing common stock price on the date of grant. The fair value of the portion of PSUs with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model and the weighted-average fair value of awards granted during the nine months ended December 31, 2017 was $31.25. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the PSUs granted during the nine months ended December 31, 2017:

Nine Months Ended December 31, 2017
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

Business Segment Information (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net sales
Process & Motion Control	$292.5	$270.3	$880.6	$820.9
Water Management	199.8	181.5	610.2	593.7
Consolidated net sales	$492.3	$451.8	$1,490.8	$1,414.6
Income (loss) from operations
Process & Motion Control	$48.5	$28.6	$132.9	$91.3
Water Management	25.8	14.4	85.9	63.1
Corporate	(11.1)	(10.2)	(34.6)	(30.5)
Consolidated income from operations	$63.2	$32.8	$184.2	$123.9
Non-operating expense:
Interest expense, net	$(18.7)	$(22.9)	$(58.9)	$(69.4)
Loss on the extinguishment of debt	(11.9)	(7.8)	(11.9)	(7.8)
Other expense, net	(1.0)	(0.7)	(2.5)	(3.3)
Income before income taxes	31.6	1.4	110.9	43.4
Benefit for income taxes	(50.0)	(1.8)	(27.0)	(3.3)
Net income	81.6	3.2	137.9	46.7
Dividends on preferred stock	(5.8)	(1.5)	(17.4)	(1.5)
Net income attributable to Rexnord common stockholders	$75.8	$1.7	$120.5	$45.2
Depreciation and amortization
Process & Motion Control	$13.0	$17.0	$40.4	$51.8
Water Management	8.7	8.8	24.9	27.3
Consolidated	$21.7	$25.8	$65.3	$79.1
Capital expenditures
Process & Motion Control	$7.6	$12.0	$20.8	$32.9
Water Management	1.6	3.1	4.3	11.1
Consolidated	$9.2	$15.1	$25.1	$44.0

18. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of December 31, 2017 and 2016 and for the three and nine month periods ended December 31, 2017 and 2016 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
December 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.4	$41.3	$193.1	$—	$234.8
Receivables, net	—	—	176.7	136.4	—	313.1
Inventories, net	—	—	227.6	122.3	—	349.9
Other current assets	4.4	—	17.2	35.5	—	57.1
Total current assets	4.4	0.4	462.8	487.3	—	954.9
Property, plant and equipment, net	—	—	239.7	149.6	—	389.3
Intangible assets, net	—	—	450.1	117.8	—	567.9
Goodwill	—	—	1,022.8	331.0	—	1,353.8
Investment in:
Issuer subsidiaries	1,215.9	—	—	—	(1,215.9)	—
Guarantor subsidiaries	—	3,098.4	—	—	(3,098.4)	—
Non-guarantor subsidiaries	—	—	688.7	—	(688.7)	—
Other assets	22.6	1.4	47.9	12.2	—	84.1
Total assets	$1,242.9	$3,100.2	$2,912.0	$1,097.9	$(5,003.0)	$3,350.0
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.2	$—	$—	$0.2
Trade payables	—	0.7	120.1	78.8	—	199.6
Compensation and benefits	—	—	30.1	22.3	—	52.4
Current portion of pension and postretirement benefit obligations	—	—	2.5	1.9	—	4.4
Other current liabilities	—	5.8	74.8	46.1	—	126.7
Total current liabilities	—	6.5	227.7	149.1	—	383.3
Long-term debt	—	1,285.3	37.4	0.2	—	1,322.9
Note (receivable from) payable to affiliates, net	(11.5)	588.3	(741.0)	164.2	—	—
Pension and postretirement benefit obligations	—	—	118.5	52.4	—	170.9
Deferred income taxes	—	4.1	108.4	33.7	—	146.2
Other liabilities	0.3	0.1	62.6	9.6	—	72.6
Total liabilities	(11.2)	1,884.3	(186.4)	409.2	—	2,095.9
Total stockholders' equity	1,254.1	1,215.9	3,098.4	688.7	(5,003.0)	1,254.1
Total liabilities and stockholders' equity	$1,242.9	$3,100.2	$2,912.0	$1,097.9	$(5,003.0)	$3,350.0

Condensed Consolidating Balance Sheets
March 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.9	$0.1	$253.3	$231.8	$—	$490.1
Receivables, net	—	—	191.3	131.6	—	322.9
Inventories, net	—	—	223.8	91.1	—	314.9
Other current assets	4.4	—	11.0	34.8	—	50.2
Total current assets	9.3	0.1	679.4	489.3	—	1,178.1
Property, plant and equipment, net	—	—	255.3	145.6	—	400.9
Intangible assets, net	—	—	441.9	116.7	—	558.6
Goodwill	—	—	996.8	321.4	—	1,318.2
Investment in:
Issuer subsidiaries	1,020.1	—	—	—	(1,020.1)	—
Guarantor subsidiaries	—	2,835.2	—	—	(2,835.2)	—
Non-guarantor subsidiaries	—	—	602.2	—	(602.2)	—
Other assets	22.6	1.8	46.8	12.3	—	83.5
Total assets	$1,052.0	$2,837.1	$3,022.4	$1,085.3	$(4,457.5)	$3,539.3
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$16.1	$0.4	$—	$—	$16.5
Trade payables	—	—	120.3	77.5	—	197.8
Compensation and benefits	—	—	32.4	21.9	—	54.3
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.9	—	4.3
Other current liabilities	—	5.7	76.4	45.3	—	127.4
Total current liabilities	—	21.8	231.9	146.6	—	400.3
Long-term debt	—	1,568.4	37.7	0.1	—	1,606.2
Note (receivable from) payable to affiliates, net	(18.7)	215.5	(442.2)	245.4	—	—
Pension and postretirement benefit obligations	—	—	124.6	49.8	—	174.4
Deferred income taxes	—	1.0	175.7	32.1	—	208.8
Other liabilities	0.1	10.3	59.5	9.1	—	79.0
Total liabilities	(18.6)	1,817.0	187.2	483.1	—	2,468.7
Total stockholders' equity	1,070.6	1,020.1	2,835.2	602.2	(4,457.5)	1,070.6
Total liabilities and stockholders' equity	$1,052.0	$2,837.1	$3,022.4	$1,085.3	$(4,457.5)	$3,539.3

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$358.7	$210.9	$(77.3)	$492.3
Cost of sales	—	—	226.3	160.4	(77.3)	309.4
Gross profit	—	—	132.4	50.5	—	182.9
Selling, general and administrative expenses	—	—	76.1	31.2	—	107.3
Restructuring and other similar charges	—	—	3.2	0.6	—	3.8
Amortization of intangible assets	—	—	7.0	1.6	—	8.6
Income from operations	—	—	46.1	17.1	—	63.2
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(18.7)	0.1	(0.1)	—	(18.7)
To affiliates	0.7	6.7	(6.1)	(1.3)	—	—
Loss on extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Other income (expense), net	—	(0.1)	(2.5)	1.6	—	(1.0)
Income (loss) before income taxes from operations	0.7	(24.0)	37.6	17.3	—	31.6
(Benefit) provision for income taxes	—	—	(55.4)	5.4	—	(50.0)
Income (loss) before equity in income of subsidiaries	0.7	(24.0)	93.0	11.9	—	81.6
Equity in earnings of subsidiaries	80.9	104.9	11.9	—	(197.7)	—
Net income	81.6	80.9	104.9	11.9	(197.7)	81.6
Dividends on preferred stock	5.8	—	—	—	—	5.8
Net income attributable to Rexnord	$75.8	$80.9	$104.9	$11.9	$(197.7)	$75.8
Comprehensive income	$81.6	$83.3	$104.8	$17.4	$(197.7)	$89.4

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,092.4	$619.4	$(221.0)	$1,490.8
Cost of sales	—	—	684.8	479.8	(221.0)	943.6
Gross profit	—	—	407.6	139.6	—	547.2
Selling, general and administrative expenses	—	—	231.1	95.5	—	326.6
Restructuring and other similar charges	—	—	8.3	3.3	—	11.6
Amortization of intangible assets	—	—	20.0	4.8	—	24.8
Income from operations	—	—	148.2	36.0	—	184.2
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(59.3)	0.4	—	—	(58.9)
To affiliates	2.4	19.8	(18.2)	(4.0)	—	—
Loss on extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Other expense, net	—	—	(4.7)	2.2	—	(2.5)
Income (loss) before income taxes from operations	2.4	(51.4)	125.7	34.2	—	110.9
(Benefit) provision for income taxes	—	—	(41.6)	14.6	—	(27.0)
Income (loss) before equity in income of subsidiaries	2.4	(51.4)	167.3	19.6	—	137.9
Equity in earnings of subsidiaries	135.5	186.9	19.6	—	(342.0)	—
Net income	137.9	135.5	186.9	19.6	(342.0)	137.9
Dividends on preferred stock	17.4	—	—	—	—	17.4
Net income attributable to Rexnord	$120.5	$135.5	$186.9	$19.6	$(342.0)	$120.5
Comprehensive income	$137.9	$147.1	$189.4	$49.7	$(342.0)	$182.1

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2016
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$331.4	$176.4	$(56.0)	$451.8
Cost of sales	—	—	217.9	136.9	(56.0)	298.8
Gross profit	—	—	113.5	39.5	—	153.0
Selling, general and administrative expenses	—	—	70.5	29.4	—	99.9
Restructuring and other similar charges	—	—	10.9	0.8	—	11.7
Amortization of intangible assets	—	—	7.0	1.6	—	8.6
Income from operations	—	—	25.1	7.7	—	32.8
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(22.8)	(0.1)	—	—	(22.9)
To affiliates	0.2	16.4	(13.7)	(2.9)	—	—
Loss on extinguishment of debt	—	(7.8)	—	—	—	(7.8)
Other expense, net	—	—	(0.3)	(0.4)	—	(0.7)
Income (loss) before income taxes from operations	0.2	(14.2)	11.0	4.4	—	1.4
(Benefit) provision for income taxes	—	—	(6.5)	4.7	—	(1.8)
Net income (loss) before equity in loss of subsidiaries	0.2	(14.2)	17.5	(0.3)	—	3.2
Equity in earnings (loss) of subsidiaries	3.0	17.2	(0.3)	—	(19.9)	—
Net income	3.2	3.0	17.2	(0.3)	(19.9)	3.2
Dividends on preferred stock	1.5	—	—	—	—	1.5
Net income attributable to Rexnord	$1.7	$3.0	$17.2	$(0.3)	$(19.9)	$1.7
Comprehensive income (loss)	$3.2	$0.3	$5.5	$(16.4)	$(19.9)	$(27.3)

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2016
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,043.6	$545.5	$(174.5)	$1,414.6
Cost of sales	—	—	682.5	414.2	(174.5)	922.2
Gross profit	—	—	361.1	131.3	—	492.4
Selling, general and administrative expenses	—	—	224.0	89.1	—	313.1
Restructuring and other similar charges	—	—	18.5	3.2	—	21.7
Amortization of intangible assets	—	—	28.7	5.0	—	33.7
Income from operations	—	—	89.9	34.0	—	123.9
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(68.8)	(0.5)	(0.1)	—	(69.4)
To affiliates	0.2	58.4	(40.1)	(18.5)	—	—
Loss on extinguishment of debt	—	(7.8)	—	—	—	(7.8)
Other (expense) income, net	—	(0.5)	(1.9)	(0.9)	—	(3.3)
Income (loss) before income taxes from operations	0.2	(18.7)	47.4	14.5	—	43.4
Provision (benefit) for income taxes	—	0.1	(14.2)	10.8	—	(3.3)
Income (loss) before equity in income of subsidiaries	0.2	(18.8)	61.6	3.7	—	46.7
Equity in earnings of subsidiaries	46.5	65.3	3.7	—	(115.5)	—
Net income	46.7	46.5	65.3	3.7	(115.5)	46.7
Dividends on preferred stock	1.5	—	—	—	—	1.5
Net income attributable to Rexnord	$45.2	$46.5	$65.3	$3.7	$(115.5)	$45.2
Comprehensive income (loss)	$46.7	$46.4	$47.7	$(7.3)	$(115.5)	$18.0

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2017
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$9.6	$311.8	$(154.8)	$(44.7)	$—	$121.9
Investing activities
Expenditures for property, plant and equipment	—	—	(18.2)	(6.9)	—	(25.1)
Acquisitions, net of cash	—	—	(50.0)	—	—	(50.0)
Proceeds from dispositions of property, plant and equipment	—	—	5.2	0.3	—	5.5
Cash used for investing activities	—	—	(63.0)	(6.6)	—	(69.6)
Financing activities
Proceeds from borrowings of long-term debt	—	1,325.0	—	—	—	1,325.0
Repayments of long-term debt	—	(1,603.2)	—	—	—	(1,603.2)
Repayments of short-term debt	—	(24.3)	—	—	—	(24.3)
Payment of debt issuance costs	—	(9.0)	—	—	—	(9.0)
Proceeds from exercise of stock options	2.9	—	—	—	—	2.9
Proceeds from financing lease obligation	—	—	5.8	—	—	5.8
Payments of dividend on preferred stock	(17.4)	—	—	—	—	(17.4)
Cash (used for) provided by financing activities	(14.5)	(311.5)	5.8	—	—	(320.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12.6	—	12.6
(Decrease) increase in cash and cash equivalents	(4.9)	0.3	(212.0)	(38.7)	—	(255.3)
Cash and cash equivalents at beginning of period	4.9	0.1	253.3	231.8	—	490.1
Cash and cash equivalents at end of period	$—	$0.4	$41.3	$193.1	$—	$234.8

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2016
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net cash (used for) provided by operating activities	$(404.9)	$304.7	$161.2	$61.1	$—	$122.1
Investing activities
Expenditures for property, plant and equipment	—	—	(35.1)	(8.9)	—	(44.0)
Acquisitions, net of cash	—	—	(213.4)	(0.3)	—	(213.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.9	—	—	1.9
Cash used for investing activities	—	—	(246.6)	(9.2)	—	(255.8)
Financing activities
Proceeds from borrowings of long-term debt	—	1,590.3	—	—	—	1,590.3
Repayments of long-term debt	—	(1,881.8)	—	—	—	(1,881.8)
Proceeds from borrowings of short-term debt	—	16.1	—	—	—	16.1
Repayments of short-term debt	—	(19.5)	—	—	—	(19.5)
Payment of debt issuance costs	—	(10.6)	—	—	—	(10.6)
Proceeds from issuance of preferred stock, net of direct offering costs	390.2	—	—	—	—	390.2
Proceeds from exercise of stock options	9.6	—	—	—	—	9.6
Deferred acquisition payment	—	—	—	(5.7)	—	(5.7)
Cash provided by (used for) financing activities	399.8	(305.5)	—	(5.7)	—	88.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.2)	—	(10.2)
(Decrease) increase in cash and cash equivalents	(5.1)	(0.8)	(85.4)	36.0	—	(55.3)
Cash and cash equivalents at beginning of period	6.1	2.0	290.1	186.4	—	484.6
Cash and cash equivalents at end of period	$1.0	$1.2	$204.7	$222.4	$—	$429.3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the quarter ended December 31, 2017 as the “third quarter of fiscal 2018” or the “third quarter ended December 31, 2017.” Similarly, we refer to the quarter ended December 31, 2016 as the “third quarter of fiscal 2017” or the “third quarter ended December 31, 2016.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2017 and during the period from April 1, 2017 through December 31, 2017, there has been no material change to this information, other than the items below.
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
On October 4, 2017, we acquired World Dryer Corporation (“World Dryer”) for a preliminary cash purchase price of approximately $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers. This acquisition broadened the product portfolio of the Company's existing Water Management platform and is expected to bring even greater value to commercial building owners in the form of lower operating costs. Our results of operations include the acquired operations as part of our Water Management platform subsequent to October 4, 2017.
During the third quarter of fiscal 2018, we entered into a definitive agreement to acquire Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), for an estimated purchase price of approximately €118 million. Centa, headquartered in Haan, Germany, is a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The acquisition of Centa will add complementary product lines to our existing Process & Motion Control platform. The acquisition of Centa is subject to customary closing conditions; subject to those conditions, the transaction is expected to close during the fourth quarter of fiscal 2018.

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
For the three and nine months ended December 31, 2017, restructuring and other similar charges totaled $3.8 million and $11.6 million, respectively. For the three and nine months ended December 31, 2016, restructuring and other similar charges totaled $11.7 million and $21.7 million, respectively. Refer to Note 3, Restructuring and Other Similar Charges for further information.
Product Line Divestiture
During fiscal 2016, we decided to exit the non-strategic Rodney Hunt Fontaine (“RHF”) flow control gate product line. We completed the exit of the RHF product line in fiscal 2017. For purposes of comparison in the following discussion of results of operations, the RHF net sales for the three and nine months ended December 31, 2016 was $2.4 million and $14.4 million, respectively. Loss from operations for the three and nine months ended December 31, 2016 was$6.1 million and $13.2 million, respectively. The RHF product line exit did not impact results for the three and nine months ended December 31, 2017.

Results of Operations
Third Quarter Ended December 31, 2017 compared with the Third Quarter Ended December 31, 2016:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2017	December 31, 2016	Change	% Change
Process & Motion Control	$292.5	$270.3	$22.2	8.2%
Water Management	199.8	181.5	18.3	10.1%
Consolidated	$492.3	$451.8	$40.5	9.0%
Process & Motion Control
Process & Motion Control net sales increased 8% year over year to $292.5 million in the third quarter of fiscal 2018 as core sales increased 6% year over year and foreign currency translation added 2%. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.
Water Management
Water Management net sales were $199.8 million in the third quarter of fiscal 2018, an increase of 10% year over year. Core sales increased 7% year over year, excluding a 1% adverse impact associated with last year’s exit of the RHF product line, a 2% favorable impact from foreign currency translation, and a 2% increase from the World Dryer acquisition. The year-over-year increase in core sales reflects favorable demand trends in our nonresidential construction and water and wastewater infrastructure markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2017	December 31, 2016	Change	% Change
Process & Motion Control	$48.5	$28.6	$19.9	69.6%
% of net sales	16.6%	10.6%	6.0%
Water Management	25.8	14.4	11.4	79.2%
% of net sales	12.9%	7.9%	5.0%
Corporate	(11.1)	(10.2)	(0.9)	(8.8)%
Consolidated	$63.2	$32.8	$30.4	92.7%
% of net sales	12.8%	7.3%	5.5%

Process & Motion Control
Process & Motion Control income from operations for the third quarter of fiscal 2018 was $48.5 million, or 16.6% of net sales. Income from operations as a percentage of net sales increased by 600 basis points year over year, primarily due to the core sales increase, RBS-led productivity gains and benefits from footprint repositioning actions and lower restructuring related expenses year over year, partially offset by higher incentive compensation accruals and incremental investments in our innovation and market expansion.
Water Management
Water Management income from operations was $25.8 million for the third quarter of fiscal 2018, or 12.9% of net sales. Income from operations as a percentage of net sales increased by 500 basis points year over year, as benefits from core sales volume growth, ongoing cost reduction and productivity initiatives and lower restructuring expense year over year more than offset incremental investments in our innovation and market expansion initiatives.
Corporate
Corporate expenses were $11.1 million in the third quarter of fiscal 2018 and $10.2 million in the third quarter of fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the third quarter of fiscal 2017.
Interest expense, net
Interest expense, net was $18.7 million in the third quarter of fiscal 2018 compared to $22.9 million in the third quarter of fiscal 2017. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the third quarter of fiscal 2018 following a $195.0 million prepayment made on our term loan in the third quarter of fiscal 2017, as well as the impact of the reduction in overall term loan outstanding that occurred in the third quarter fiscal 2018. See Item 1, Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the third quarter of fiscal 2018 consisted of foreign currency transaction losses of $0.5 million and other miscellaneous expense of $0.5 million. Other expense, net for the third quarter of fiscal 2017 consisted of foreign currency transaction losses of $0.2 million and other miscellaneous expenses of $0.5 million.

Benefit for income taxes
The income tax benefit was $50.0 million in the third quarter of fiscal 2018 compared to an income tax benefit of $1.8 million in the third quarter of fiscal 2017. The effective income tax rate for the third quarter of fiscal 2018 was (158.2)% versus (128.6)% in the third quarter of fiscal 2017. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform") (see Item 1, Note 4 Income Taxes for additional information and explanation), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the Domestic Production Activities Deduction ("DPAD"). The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments, the recognition of net tax benefits associated with U.S. research and development credits and the DPAD, partially offset with the recognition of income tax expense relating to various foreign income tax audits.
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

Net income attributable to Rexnord common stockholders
Net income attributable to Rexnord common stockholders for the third quarter of fiscal 2018 was $75.8 million, compared to net income of $1.7 million in the third quarter of fiscal 2017, as a result of the factors described above. Diluted net income per share attributable to Rexnord common stockholders was $0.67 in the third quarter of fiscal 2018, as compared to $0.02 in the third quarter of fiscal 2017. Net income available to Rexnord common stockholders in the third quarter of fiscal 2018 reflects the effect of $5.8 million of dividends on shares of cumulative preferred stock compared to $1.5 million of dividends on shares of cumulative preferred stock in the third quarter of fiscal 2017.

Nine Months Ended December 31, 2017 Compared with the Nine Months Ended December 31, 2016:

Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2017	December 31, 2016	Change	% Change
Process & Motion Control	$880.6	$820.9	$59.7	7.3%
Water Management	610.2	593.7	16.5	2.8%
Consolidated	$1,490.8	$1,414.6	$76.2	5.4%
Process & Motion Control
Process & Motion Control net sales were $880.6 million in the first nine months of fiscal 2018, up 7% year over year. Excluding a 1% increase from the acquisition of Cambridge and a 1% favorable impact from foreign currency translation, core net sales increased 5% year over year. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.
Water Management
Water Management net sales were $610.2 million in the first nine months of fiscal 2018 compared to $593.7 million in the first nine months of fiscal 2017. Core net sales, which excludes a 3% adverse impact associated with the exit of the RHF product line, a 1% favorable impact from foreign currency translation, and a 1% benefit from the acquisition of World Dryer, increased 4% during the first nine months of fiscal 2018. The year-over-year increase in core sales reflects favorable demand trends in our nonresidential construction and water and wastewater infrastructure markets.

 Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2017	December 31, 2016	Change	% Change
Process & Motion Control	$132.9	$91.3	$41.6	45.6%
% of net sales	15.1%	11.1%	4.0%
Water Management	85.9	63.1	22.8	36.1%
% of net sales	14.1%	10.6%	3.5%
Corporate	(34.6)	(30.5)	(4.1)	(13.4)%
Consolidated	$184.2	$123.9	$60.3	48.7%
% of net sales	12.4%	8.8%	3.6%
Process & Motion Control
Process & Motion Control income from operations for the first nine months of fiscal 2018 was $132.9 million, or 15.1% of net sales. Income from operations as a percentage of net sales increased by 400 basis points year over year in the first nine months of fiscal 2018 primarily due to the core sales increase, RBS-led productivity gains and benefits from footprint repositioning actions, lower year-over-year restructuring related expenses and a reduction of amortization expense, partially offset by higher incentive compensation accruals and incremental investments in our innovation and market expansion.
Water Management
Water Management income from operations was $85.9 million for the first nine months of fiscal 2018, or 14.1% of net sales. Income from operations as a percentage of net sales increased 350 basis points year over year, as benefits from core sales volume growth, ongoing cost reduction and productivity initiatives, and lower restructuring expense year-over-year, more than offset incremental investments in our innovation and market expansion initiatives.
Corporate
Corporate expenses were $34.6 million in the first nine months of fiscal 2018 and $30.5 million in the first nine months of fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the first nine months of fiscal 2017.

Interest expense, net
Interest expense, net was $58.9 million in the first nine months of fiscal 2018 compared to $69.4 million in the first nine months of fiscal 2016. The year-over-year decrease in interest expense is primarily a result of lower outstanding borrowings in the first nine months of fiscal 2018 following the $95.0 million voluntary prepayment made on our term loan during the first quarter of fiscal 2017, the $195.0 million prepayment made on our term loan in connection with the term loan refinancing completed in the third quarter of fiscal 2017, and the $302 million of payments made on our term loan during the first nine months of fiscal 2018. See Item 1, Note 11 Long-Term Debt for more information.
Other expense, net
Other expense, net for the first nine months of fiscal 2018, consisted of foreign currency transaction losses of $2.1 million and other miscellaneous expense of $0.4 million. Other expense, net for the first nine months of fiscal 2017, consisted of foreign currency transaction losses of $1.9 million, a $0.2 million loss on the sale of long-lived assets and other miscellaneous expense of $1.2 million.
Benefit for income taxes
The income tax benefit recorded in the first nine months of fiscal 2018 was $27.0 million compared to an income tax benefit of $3.3 million in the first nine months of fiscal 2017. The effective income tax rate for the first nine months of fiscal 2018 was (24.3)% versus (7.6)% in the first nine months of fiscal 2017. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform (see Item 1, Note 4 Income Taxes for additional information and explanation), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the DPAD. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2017 was primarily due to excess tax benefits associated with share-based payments, the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset with the recognition of income tax expense relating to various foreign income tax audits.

Net income attributable to Rexnord common stockholders
Net income attributable to Rexnord common stockholders for the first nine months of fiscal 2018 was $120.5 million, compared to $45.2 million for the first nine months of fiscal 2017, as a result of the factors described above. Diluted income per share attributable to Rexnord common stockholders was $1.13 and $0.43 in the first nine months of fiscal 2018 and fiscal 2017, respectively. Net income attributable to Rexnord common stockholders in the first nine months of fiscal 2018 reflects the effect of $17.4 million of dividends on shares of cumulative preferred stock compared to $1.5 million of dividends on shares of cumulative preferred stock in the first nine months of fiscal 2017.

Non-GAAP Financial Measures
Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
Core sales
Core sales excludes the impact of acquisitions (such as the Cambridge and World Dryer acquisitions), divestitures (such as the RHF product line exit) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common stockholders in the nine months ended December 31, 2017 of $120.5 million and Adjusted EBITDA for the same period of $279.0 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. With respect to our revolving facility, covenants require us to remain at or below a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 3.0 to 1.0 at December 31, 2017). Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, including if we are unable to meet the total net leverage ratio. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2017 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2016	Year ended March 31, 2017	Nine months ended December 31, 2017	Twelve months ended December 31, 2017
Net income attributable to Rexnord common stockholders	$45.2	$66.8	$120.5	$142.1
Interest expense, net	69.4	88.7	58.9	78.2
Dividends on preferred stock	1.5	7.3	17.4	23.2
Income tax (benefit) provision	(3.3)	7.9	(27.0)	(15.8)
Depreciation and amortization	79.1	105.4	65.3	91.6
EBITDA	$191.9	$276.1	$235.1	$319.3
Adjustments to EBITDA:
Restructuring and other similar charges (1)	21.7	31.6	11.6	21.5
Stock-based compensation expense	9.8	13.4	15.9	19.5
LIFO (income) expense (2)	(0.2)	(2.3)	0.7	(1.4)
Acquisition-related fair value adjustment	4.3	4.3	0.9	0.9
Loss on the extinguishment of debt	7.8	7.8	11.9	11.9
Actuarial gain on pension and postretirement benefit obligations	—	(2.6)	—	(2.6)
Loss on RHF product line exit (3) (excluding restructuring and related charges)	9.5	12.2	—	2.7
Other, net (4)	3.7	6.0	2.9	5.2
Subtotal of adjustments to EBITDA	$56.6	$70.4	$43.9	$57.7
Adjusted EBITDA	$248.5	$346.5	$279.0	$377.0
Pro forma adjustment for acquisitions (6)				$3.6
Pro forma Adjusted EBITDA				$380.6
Consolidated indebtedness (5)				$1,126.8
Total net leverage ratio (6)				3.0
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

(4)	Other, net for the periods indicated, consists of:

(in millions)	Nine months ended December 31, 2016	Year ended March 31, 2017	Nine months ended December 31, 2017	Twelve months ended December 31, 2017
Other expense (income)
Loss (gain) on sale of long-lived assets	$0.2	$—	$—	$(0.2)
Loss on foreign currency transactions	1.9	3.7	2.1	3.9
Other miscellaneous expenses	1.2	1.5	0.4	0.7
Total other expense	$3.3	$5.2	$2.5	$4.4

Other non-cash adjustments
Other non-cash charges	0.4	0.8	0.4	0.8

Total other, net	$3.7	$6.0	$2.9	$5.2

(5)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $195.7 million (as defined by the credit agreement) at December 31, 2017.

(6)	Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, borrowing availability of up to $264.0 million under our revolving credit facility, and availability of up to $100.0 million under our accounts receivable securitization program. We expect to utilize these sources of liquidity to fund the pending acquisition of Centa that is expected to close during our fourth quarter of fiscal 2018.
As of December 31, 2017, we had $234.8 million of cash and cash equivalents and $348.1 million of additional borrowing capacity ($255.1 million of available borrowings under our revolving credit facility and $93.0 million available under our accounts receivable securitization program). As of December 31, 2017, the available borrowings under our credit facility and accounts receivable securitization were reduced by $15.9 million due to outstanding letters of credit. As of March 31, 2017, we had $490.1 million of cash and cash equivalents and approximately $345.8 million of additional borrowing capacity ($250.4 million of available borrowings under our revolving credit facility and $95.4 million available under our accounts receivable securitization program). As of March 31, 2017, the available borrowings under our credit facility and accounts receivable securitization were reduced by $19.2 million due to outstanding letters of credit. Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, acquisitions, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $121.9 million and $122.1 million in the first nine months of fiscal 2018 and 2017, respectively. Incremental profit generated from higher sales in the first nine months of fiscal 2018 was offset by higher year over year trade working capital.
Cash used for investing activities was $69.6 million in the first nine months of fiscal 2018 compared to $255.8 million in the first nine months of fiscal 2017. Investing activities in the first nine months of fiscal 2018 included $25.1 million of capital expenditures and $50.0 million associated with the acquisition of World Dryer, partially offset by the receipt of $5.5 million in cash for the disposal of long-lived assets. Investing activities during the first nine months of fiscal 2017 included $213.7 million of net cash associated with the acquisition of Cambridge and $44.0 million of capital expenditures, partially offset by the receipt of $1.9 million in cash for the disposal of long-lived assets.
Cash used for financing activities was $320.2 million in the first nine months of fiscal 2018 compared to cash provided by financing activities of $88.6 million in the first nine months of fiscal 2017. During the first nine months of fiscal 2018, we utilized a net $311.5 million of cash and net proceeds of our issuance of the Notes, net of financing related costs, in connection with the refinancing of the outstanding debt under our Credit Agreement (see Item 1 Note 11 Long-Term Debt for additional details). In addition we utilized $17.4 million for the payment of preferred stock dividends. These additional uses of cash were partially offset by the receipt of $5.8 million in connection with the sale-leaseback transaction (see Item 1 Note 14 for further information) and $2.9 million of cash proceeds associated with stock option exercises. During the first nine months of fiscal 2017, we received $390.2 million of proceeds from the closing of our preferred stock issuance on December 7, 2016, net of underwriting discounts, commissions and other direct costs of the offering (see Item 1 Note 6 Stockholders' Equity for additional details). The proceeds were partially offset by $305.5 million of net debt payments, primarily for voluntary prepayments on our Term Loan of $195.0 million in connection with the preferred stock issuance, as well as our first quarter voluntary prepayment on our then existing Term Loan of $95.0 million in the first quarter (see Item 1 Note 11 Long-Term Debt for additional details). The above two debt repayment transactions exclude $10.6 million of related debt issue costs. The first nine months of fiscal 2017 also includes $9.6 million of cash proceeds associated with stock option exercises. During the first nine months of fiscal 2017, we also settled the deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok S.p.A.
Indebtedness
As of December 31, 2017 we had $1,323.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2017	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$791.2	$—	$791.2
4.875% Senior notes due 2025 (2)	494.1	—	494.1
Other subsidiary debt (3)	37.8	0.2	37.6
Total	$1,323.1	$0.2	$1,322.9
___________________________________________

(1)	Includes an unamortized original issue discount and debt issuance costs of $8.8 million at December 31, 2017.

(2)	Includes an unamortized original issue discount and debt issuance costs of $5.9 million at December 31, 2017.

(3)	Includes unamortized debt issuance costs of $0.5 million at December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 31, 2017, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the third quarter of fiscal 2018. A total of approximately $160.0 million remained of the existing repurchase authority at December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed Herewith

4.1	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee*

4.2	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.1)*

4.3	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee*

10.1
Incremental Assumption Agreement, dated as of December 7, 2017, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord Corporation, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as refinancing term lender, and the other lenders party thereto*

10.2
Purchase Agreement, dated November 30, 2017, among RBS Global, Inc., Rexnord LLC, the Guarantors named therein, Rexnord Corporation and Credit Suisse Securities (USA) LLC, as representative of the Purchasers named therein**

10.3	Form of Indemnification Agreement (reflects non-material changes from the prior form of agreement)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
________________________

*	Incorporated by reference to the same exhibit number in the Company’s Form 8-K, dated December 7, 2017.

**	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, dated November 30, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	January 31, 2018	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer