Form 10-K
period 2018-03-31
Rexnord Corp
filed 2018-05-14
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018

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

As of September 30, 2017, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $25.41 closing price on the New York Stock Exchange on September 29, 2017, the last trading day of that quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $2.6 billion.
As of May 10, 2018, there were 104,201,153 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2019 annual meeting of stockholders, to be held on or about July 26, 2018, which proxy statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our indebtedness;

•	our competitive environment;

•	general economic and business conditions, market factors and our exposure to customers in cyclical industries;

•	performance, and potential failure, of our information and data security systems, including potential cyber security threats and breaches;

•	the costs related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	the costs and uncertainties related to our anticipated divestiture of the VAG business within our Water Management platform;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	risks associated with our international operations;

•	the loss of any significant customer;

•	dependence on independent distributors;

•	increases in cost of our raw materials, including as a result of tariffs, trade wars and other trade protection matters, and our possible inability to increase product prices to offset such increases;

•	impact of weather on the demand for our products;

•	changes in technology and manufacturing techniques;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	legislative, regulatory and legal developments involving taxes;

•	the costs associated with asbestos claims and other potential product liability;

•	our access to available and reasonable financing on a timely basis;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;

•	reliance on intellectual property;

•	work stoppages by unionized employees;

•	loss of key personnel;

•	changes in pension funding requirements;

•	potential impairment of goodwill and intangible assets; and

•	the other factors set forth herein, including those set forth under “Risk Factors” in Part I Item 1A.
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
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the “Voice of the Customer” process and ensuring superior customer satisfaction. Our footprint encompasses 47 principal Process & Motion Control manufacturing, warehouse, and repair facilities and 23 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Unless otherwise noted, “Rexnord,” “we,” “us,” “our” and the “Company” means Rexnord Corporation and its consolidated subsidiaries. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2018, or fiscal 2018, means the period from April 1, 2017 to March 31, 2018.

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

Our Platforms
Below is a summary of our net sales by segment and geographic region of origination (dollars in millions):

	Year Ended March 31, 2018
	United States	Europe	Rest of World	Total Net Sales
Process & Motion Control	$801.9	$255.5	$183.8	$1,241.2
% of net sales	64.6%	20.6%	14.8%	100.0%
Water Management	590.9	126.1	107.8	824.8
% of net sales	71.6%	15.3%	13.1%	100.0%
Consolidated	$1,392.8	$381.6	$291.6	$2,066.0
% of net sales	67.4%	18.5%	14.1%	100.0%
See more information regarding our segments and our sales by geography within Item 8, Note 20 Business Segment Information.

Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services a broad range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Our products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop®, Falk®, Link-Belt®, Centa® and Cambridge®. We sell our Process & Motion Control products and services into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications.
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring maintenance, repair, and operations ("MRO") demand for our products. We estimate that approximately half of our Process & Motion Control net sales are to distributors, who provide an aftermarket channel to primarily serve OEM and end-user MRO demand generated by the installed base of our products through approximately 2,400 distribution points across 120 countries.
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

Water Management
Our Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, GA®, Green Turtle®, World Dryer® and VAG®.
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
Our Water Management platform has an extensive sales and marketing network spanning 50 countries, which consists of approximately 1,200 independent sales representatives across 230 sales agencies in addition to 235 direct sales and marketing associates who work with local engineers, contractors, builders, and architects to specify our products for use in construction projects. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, contractors, builders, and architects has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry. See "Acquisitions and Divestitures" below for information regarding our anticipated plan to divest of our VAG operations.

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

Our Products
Process & Motion Control Products
Our Process & Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user's total production cost. We believe, because the costs associated with a Process & Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process & Motion Control products with superior quality, reliability, and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to a strong preference to replace products “like-for-like” while driving recurring MRO revenues and linking first-fit specifications to market share gain. Our leading Process & Motion Control brands include Rexnord, Rex, Addax®, Euroflex®, Falk, FlatTop, Cambridge, Link-Belt, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa® and Tollok®.
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
During the fourth quarter of fiscal 2018, we acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications.
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
Site works products are commonly installed within a building or on a site to manage storm water and wastewater. Linear drainage systems are used to capture and direct storm water in a wide variety of commercial, institutional, industrial, and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems, and remote monitoring systems and are marketed under the Zurn and Green Turtle brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional food service operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities; acid neutralization systems are primarily used in schools, hospitals, and laboratories.
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
In fiscal 2018, we acquired World Dryer Corporation (“World Dryer”), a leading global manufacturer of commercial electric hand dryers. We believe that the combination of World Dryer’s eco-friendly hand dryers and Zurn's water-efficient plumbing products allows us to offer greater value to commercial building owners in the form of lower operating costs.
Water and Wastewater Infrastructure Products
Our water and wastewater products are primarily sold under the VAG, GA, and Wilkins brand names and are used to control the flow of water and wastewater throughout the water cycle from raw water through collection, storage, distribution, and wastewater treatment. These products are highly specified, designed, and engineered; many include proprietary design features that provide differentiated component performance and enhanced system reliability. Products include automatic control valves, check valves, air valves, butterfly valves, hydrants, actuation systems, and other specialized products for municipal, industrial, and hydropower applications. Our comprehensive product range is primarily sold into the water supply and treatment markets worldwide.

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
Process & Motion Control

•
February 9, 2018 - We acquired Centa, a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications for a preliminary purchase price of $129.7 million plus assumed debt. The purchase price is comprised of $123.6 million paid at closing and $6.1 million of deferred purchase price payable in fiscal 2020. The preliminary cash purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets. Centa, headquartered in Haan, Germany, added complementary product lines to our existing Process & Motion Control platform.

•
June 1, 2016 - We acquired Cambridge, which has operations in Cambridge, Maryland and Matamoros, Mexico. Cambridge is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications, for a cash purchase price of $213.4 million.

Water Management

•
October 4, 2017 - We acquired World Dryer, a leading global manufacturer of commercial electric hand dryers based in Berkeley, Illinois, for a cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. This acquisition broadened the product portfolio of our existing Water Management platform and is expected to bring greater value to commercial building owners in the form of lower operating costs.

In addition to making acquisitions, we from time to time review our operations to determine whether it would be in our interest to divest of certain non-core or non-strategic businesses. Information regarding divestitures within our Process & Motion Control and Water Management platforms during recent fiscal years is included below.
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

•
During the fourth quarter of fiscal 2018, our board of directors authorized management to initiate an evaluation of strategic alternatives in relation to the VAG business within our Water Management platform. Upon the board's further consideration in May 2018, going forward, we plan to focus and build the Water Management platform around our Zurn specification-grade commercial plumbing products and anticipate divesting our VAG operations serving the global water and wastewater infrastructure end markets. In connection with the anticipated divestiture and finalization of our fiscal 2018 financial statements, we recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018.

Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users for their MRO requirements either directly in certain regions or, more commonly, through industrial distributors as aftermarket products. While approximately 43% of our Process & Motion Control net sales are through our distribution partners, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,400 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.2%, 8.4%, and 8.4% of consolidated net sales during the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
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

Water Management Customers
Our water safety, quality, flow control, and conservation products are sold for new construction, remodeling, and retrofit applications to customers in our commercial construction, institutional, infrastructure, and residential construction end markets and are distributed through independent sales representatives, plumbing wholesalers, and industry-specific distributors in the foodservice, industrial, janitorial, and sanitation industries. Our independent sales representatives work with architects, engineers, building owners and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with knowledge of the local markets to provide contractors with value-added service. We use approximately 1,200 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times.
Water and infrastructure end users primarily consist of municipalities. Our independent sales representatives, as well as approximately 235 direct sales and marketing associates, work with these end users, as well as their general contractors and engineering firms, to provide them with the engineered solutions that meet their needs. VAG, GA, and Wilkins benefit from strong brand recognition in the industry, which is further bolstered by a strong customer propensity to replace “like-for-like” products.
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

Product Development
The majority of our new product development begins with our extensive “Voice of the Customer” operating philosophy. We have a team of approximately 360 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 30 specialists that offers testing capability and design support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 300 United States active patents and approximately 900 active foreign patents as of March 31, 2018. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 100 United States active patents and approximately 100 foreign active patents as of March 31, 2018. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation. During fiscal 2018, 2017 and 2016 our total investment in research, development and engineering was $39.4 million, $38.3 million, and $37.2 million, respectively, or approximately 2% of net sales.
In May 2017, we launched DiRXN™ (pronounced “Direction”), our digital enterprise initiative. DiRXN™ is an internet-based customer productivity platform based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Rexnord's leading portfolio of tools, products and services. DiRXN™ directly connects customers to data and information that allows them to optimize productivity across all stages of their life cycles. During fiscal 2018, we began adding Smart Tags to our Process & Motion Control and Water Management products in order to provide our customers with a direct digital link to asset information and digital support for the installation and maintenance of our products. We also began to deliver Process & Motion Control products with embedded sensors to collect real-time operational and contextual information regarding product performance. This information is used by our customers’ maintenance staff through their automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity of our customers’ operations.
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

Backlog
Our backlog of unshipped orders was $445 million and $434 million as of March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, approximately 10% of our backlog was scheduled to ship beyond fiscal 2019. Also, see Item 1A Risk Factors of this report for more information on the risks associated with backlog.

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

Employees
As of March 31, 2018, we had approximately 8,300 employees, of whom approximately 3,800 were employed in the United States. Approximately 100 of our United States employees are represented by labor unions. We are currently party to two collective bargaining agreements in the United States. The remaining two collective bargaining agreements have expiration dates in October 2019 and April 2020. Additionally, approximately 2,200 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.

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

Additional Information
The address of our principal executive office is 247 Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (414) 643-3739. Our internet website address is www.rexnordcorporation.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d)

of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The SEC's Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

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
In order to operate more efficiently and control costs, we undertake from time to time restructuring plans, which can include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also choose to divest operations that we no longer believe are additive or complementary to our platforms or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. We may undertake further restructuring actions, workforce reductions or divestitures in the future. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
In addition, as a result of such actions, we expect to incur restructuring expenses and other charges, which may be material, and may exceed our estimates. Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, customer relationships and other aspects of our business. Employee morale and productivity could also suffer or result in unwanted employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause further disruption and additional unanticipated expense.

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

Our anticipated divestiture of our VAG operations may not be successfully implemented and/or may cause disruption and harm to our ongoing business and operations.
Our board of directors has authorized management to seek a review of strategic alternatives, inclusive of a divestiture of our VAG operations. Potential risks related to that anticipated divestiture include, but are not limited to, uncertainty regarding the complexity or length of the process, the potential that the process will distract our board and management from our core business, the potential insufficiency of reserves for expenses and impairments that we have taken in connection with the determination, the potential that we will incur significant expenses in unsuccessfully pursuing one or more transactions, the risk that the process will impair relationships with our partners, suppliers and employees, the risk that the terms of any transaction will not be as advantageous to us as expected or desired, the risk that we may not be able to successfully effect the divestiture, and the risk of claims or other litigation arising from the pursuit of our intended course of action. Any of these risks could have an adverse effect on our business, our reputation, our financial condition, results of operations or cash flows.

An inability to identify, or effectively integrate, acquisitions could adversely affect our business, financial condition, results of operations or cash flows.
Acquisitions are part of our growth strategy. In fiscal 2018, we acquired World Dryer and Centa. We cannot ensure that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition, that we will be able to successfully integrate any acquired business or operations, or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we ensure that our acquisition strategies will be successfully received by customers or achieve their intended benefits.
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
Our business is subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 33% of our total net sales in fiscal 2018 originated outside of the U.S. Additionally, we have significant manufacturing operations outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to global operations, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	foreign exchange controls;

•	tariff increases, import duties or other retaliatory or trade protection measures instituted by the U.S. or other countries;

•	compliance with export controls, import and export licensing requirements, and other trade compliance regulations;

•	changes in tax laws;

•	interest rates;

•	differences in business practices in various countries;

•	changes and differences in regulatory requirements in countries in which we operate or make sales;

•	differing labor regulations, practices and standards;

•	restrictions on our ability to own or operate subsidiaries, make investments, move operations or acquire new businesses in these jurisdictions;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions under U.S. tax laws and other laws on our ability to repatriate dividends from our foreign subsidiaries; and

•	exposure to liabilities under anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA").
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During fiscal 2018, our top 5 customers accounted for approximately 23.9% of our consolidated net sales, and our largest customer accounted for 8.2% of our consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our backlog, business, financial condition, results of operations or cash flows. As of March 31, 2018, approximately 10% of our backlog was scheduled to ship beyond fiscal 2019.

We rely on independent distributors. Termination of one or more of our relationships with any of our key independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,400 distributor locations nationwide; however, for fiscal 2018, approximately 22% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 14% of Process & Motion Control net sales. Within Water Management, we depend on 1,200 independent sales representatives and approximately 60 third-party warehouses to distribute our products; however, for fiscal 2018, our three key independent distributors generated approximately 30% of our Water Management net sales with the largest accounting for 18% of Water Management net sales.
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

In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products. An adverse ruling or other unfavorable outcome in any such litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Terrorism, conflicts, wars and weather events may materially adversely affect our business, financial condition and results of operations.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to acts of terrorism, political conflicts, wars and weather events, in multiple locations around the world. In addition to the issues created by significant weather events, the potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential actions, conflicts or wars have created, and will continue to create, economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may particularly impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in disruptions to our operations, decreases in demand for our products, difficulty or impossibility in delivering products to our customers or receiving components from our suppliers, delays and inefficiencies in our supply chain and risks to our employees, resulting in, among other things, temporarily closed facilities, travel restrictions or longer-term disruptions, any of which could adversely affect our business, financial condition, results of operations and cash flows.

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
Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Also, trade wars could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, and cyber security threats are becoming more complex. While we have taken steps to maintain and enhance adequate cyber security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes and by securing insurance, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
As of March 31, 2018, we had approximately 8,300 employees. Approximately 100 of our United States employees are represented by labor unions and approximately 2,200 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Financial Risks
Financial risk relates to our ability to meet our financial obligations. It includes our highly leveraged capital structure, compliance with covenants related to our credit agreement and our 4.875% Senior Notes due 2025 (the “Notes”), limits on access to liquidity and restrictive credit-related agreements.

Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions and prevent us from making debt service payments.
Although we reduced our long-term debt in recent years, we are still a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our substantial indebtedness could also have other important consequences with respect to our ability to manage and grow our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives, acquisitions or other purposes;

•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our credit agreement, the indenture governing our Notes (the "Indenture") and our other indebtedness;

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
Also, in spite of the limitations in our credit agreement and/or the Indenture, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information about our indebtedness, see Item 8, Note 11 Long-Term Debt.

The agreements governing our financing arrangements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our credit agreement and the Indenture contain various covenants that limit or prohibit our ability, among other things, to:

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
These agreements contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios, which could result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Failure to comply with certain covenants in these agreements could result in a default. For more information, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

The restrictions contained in the credit agreement and/or the Indenture could:

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
Upon the occurrence of an event of default under the credit agreement and/or the Indenture, the lenders or the noteholders could elect to declare all amounts outstanding under the senior secured credit facilities and/or the Notes to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first- priority lien basis. If the lenders under the senior secured credit facilities or the noteholders accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets and in excess of our stockholders equity.
As of March 31, 2018, our goodwill and intangible assets totaled $1,276.1 million and $577.5 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.

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
The need to make contributions, which may be substantial, to such plans may reduce the cash available to meet our other obligations, including our obligations under our borrowing arrangements or to meet the needs of our business. In addition, the PBGC may terminate our U.S. defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plans continue. In the event a U.S. defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan's underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.

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
We are a holding company and depend upon distributions of cash from our subsidiaries to fund our cash needs, including dividends on the mandatory convertible preferred stock. Our credit agreement and the Indenture contain limitations on the ability of our subsidiaries to pay dividends or make distributions to us. In the event that either of these agreements restricts our ability to obtain cash from our subsidiaries needed to pay dividends in cash on our mandatory convertible preferred stock, we may be unable to pay dividends in cash on the mandatory convertible preferred stock.
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

Currently, a significant amount of our revenue is generated from customers located outside of the United States, and an increasingly greater portion of our assets and employees are located outside of the U.S. The U.S., the European Union and member states along with numerous other countries are currently engaged in establishing fundamental changes to tax laws affecting the taxation of multinational corporations.  On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which makes substantial changes to U.S. tax law including, among other changes, a reduction in the U.S. federal corporate tax rate from 35% to 21%, a limitation on the use of net operating losses to offset future taxable income, a limitation on the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), the allowance of immediate expensing of capital expenditures, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and a new minimum tax on certain foreign earnings. U.S. Tax Reform incorporates broad and complex changes to the U.S. tax code and we expect to continue to see future regulatory, administrative or legislative guidance. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, U.S. Tax Reform are subject to additional regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service (“IRS”). As a result, U.S. Tax Reform, including any regulations or other guidance promulgated by the IRS, and other tax laws or developments in the U.S. or other countries could have significant effects on us, some of which may be adverse and could materially and adversely impact our financial condition, results of operations and cash flows, and have a negative impact on our ability to compete in the global marketplace.

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
See Item 8, Note 18 Commitments and Contingencies for additional details.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2018, we had 47 principal manufacturing, warehouse and repair facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	25	2,060,000	1,096,000
Europe	11	489,000	266,000
Asia	6	292,000	39,000
South America	2	77,000	15,000
Africa	1	80,000	—
Australia	2	—	63,000
Within Water Management, as of March 31, 2018, we had 23 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	17	807,000	746,000
Europe	2	506,000	356,000
Asia	2	79,000	265,000
Africa	1	—	22,000
Australia	1	—	29,000
We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 18 Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

*                *                *
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	47	President, Chief Executive Officer and Director	2009
Mark W. Peterson	46	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	52	Vice President - Rexnord Business Systems	2018
Rodney Jackson	48	Senior Vice President-Business and Corporate Development	2014
George J. Powers	51	Chief Human Resources Officer	2015
Matthew J. Stillings	47	Group Executive, President - Water Management Platform	2016
Michael D. Troutman	51	Chief Information Officer	2007
Craig G. Wehr	53	Group Executive, President - Zurn	2013
Patricia M. Whaley	59	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	51	Group Executive, President - Process & Motion Control Platform	2016
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
Sudhanshu Chhabra became Vice President – Rexnord Business Systems in March 2018. Mr. Chhabra was Rexnord's President - Consumer Goods and Regional Executive - India from 2016 to 2018 after having joined Rexnord in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Rexnord, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, since 2005, most recently as President – Asia, Gilbarco Veeder-Root Inc. in 2014 and as Managing Director – India, Gilbarco Veeder-Root Inc. from 2007 to 2013.
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
George J. Powers became our Chief Human Resources Officer in 2015. Prior to joining Rexnord, Mr. Powers served in various positions with Schneider Electric, a global energy management company, since 1993, most recently as Senior Vice President, Human Resources – Global Solutions Division, from 2013 to 2015.
Matthew J. Stillings became Group Executive and President of our Water Management Platform in 2016. Prior to joining Rexnord, Mr. Stillings held various positions with increasing responsibility at IDEX Corporation, a manufacturer of pumps, flow meters and other fluidic systems and components and engineered products, serving as Senior Vice President, Group Executive from 2014 through 2016 and as President, Energy & Fuels Group and President, IDEX India until 2014.
Michael D. Troutman became Rexnord's Chief Information Officer at Rexnord in 2007; such position was determined to be an executive officer position in 2017. Before joining Rexnord in 2007, he was with AT&T, Lucent, and Agere Systems in various senior information technology positions implementing global industry leading solutions and processes.
Craig G. Wehr became President of our Zurn Group in 2013. Mr. Wehr previously served in various positions with Zurn Industries LLC since 1993, including as Vice President / General Manager of Zurn Specification Drain Operations.

Patricia M. Whaley became our Vice President, General Counsel and Secretary in 2002. Ms. Whaley previously served in various legal positions of increasing responsibility with Rexnord and its prior parent corporations, including as Division Senior Counsel for the Automation Systems Division of Invensys plc and corporate counsel for BTR Inc.
Kevin J. Zaba became President of our Process & Motion Control Platform in 2016. He also served as the President of our Power Transmission Group from 2014 to 2016. Prior to joining Rexnord, Mr. Zaba served in various positions with Rockwell Automation, Inc., a leader in industrial automation and information, since 2004, most recently as Vice President – Solutions, Services & Sales in 2014 and as Vice President / General Manager – Control & Visualization Products Business from 2011 to 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RXN." The following table sets forth for the indicated period the high and low sales prices per share for our common stock on the NYSE:

Fiscal 2017	High	Low
First quarter	$22.97	$18.38
Second quarter	$22.50	$18.97
Third quarter	$22.17	$15.80
Fourth quarter	$24.55	$19.69

Fiscal 2018	High	Low
First quarter	$25.00	$21.85
Second quarter	$25.73	$22.52
Third quarter	$26.52	$22.89
Fourth quarter	$31.44	$25.62
As of May 10, 2018, there were 4 holders of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 1,300.
Dividend Policy
We did not pay any dividends on our common stock in fiscal 2018 or 2017. We currently intend to retain all future earnings attributable to Rexnord common stockholders, if any, for use in the operation of our business and to fund future growth. In addition, our preferred stock, our credit agreement and the indenture for our senior notes limit our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
There were no shares repurchased in fiscal 2018.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required is incorporated by reference from Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the five-year period ended March 31, 2018. We chose the S&P 1500 Industrials Index because a portion of our Performance Stock Unit awards is measured relative to the total shareholder return of this index. Refer to Item 8, Note 15 Stock-Based Compensation for additional information. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2013 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018
Rexnord Corporation	$100.00	$136.50	$125.72	$95.24	$108.71	$139.80
S&P 500 Index	$100.00	$119.32	$131.78	$131.26	$150.57	$168.30
S&P 1500 Industrials Index	$100.00	$124.34	$132.09	$132.05	$154.32	$173.18

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2018, or fiscal 2018, means the period from April 1, 2017 to March 31, 2018. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2018 (1)	Year Ended March 31, 2017 (2)	Year Ended March 31, 2016	Year Ended March 31, 2015 (3)	Year Ended March 31, 2014 (4)
Statements of Operations:
Net sales	$2,066.0	$1,918.2	$1,923.8	$2,050.2	$2,034.3
Cost of sales	1,309.1	1,250.2	1,258.6	1,304.0	1,280.9
Gross profit	756.9	668.0	665.2	746.2	753.4
Selling, general and administrative expenses	449.5	413.2	385.7	415.1	419.1
Goodwill impairment (5)	111.2	—	—	—	—
Restructuring and other similar charges	18.8	31.6	34.9	12.9	8.4
Actuarial (gain) loss on pension and postretirement benefit obligations	(3.3)	(2.6)	12.9	59.4	2.7
Amortization of intangible assets	33.6	42.1	57.4	55.1	50.8
Income from operations	147.1	183.7	174.3	203.7	272.4
Non-operating (expense) income:
Interest expense, net	(75.6)	(88.7)	(91.4)	(87.9)	(109.1)
Loss on the extinguishment of debt (6)	(11.9)	(7.8)	—	—	(133.2)
Other (expense) income, net (7)	(3.1)	(5.2)	3.1	(7.2)	(15.1)
Income from continuing operations before income taxes	56.5	82.0	86.0	108.6	15.0
(Benefit) provision for income taxes	(19.5)	7.9	17.1	16.8	(10.0)
Net income from continuing operations	76.0	74.1	68.9	91.8	25.0
(Loss) income from discontinued operations, net of tax (8)	—	—	(1.4)	(8.0)	4.6
Net income	76.0	74.1	67.5	83.8	29.6
Non-controlling interest income (loss)	0.1	—	(0.4)	—	(0.6)
Net income attributable to Rexnord	75.9	74.1	67.9	83.8	30.2
Dividends on preferred stock	(23.2)	(7.3)	—	—	—
Net income attributable to Rexnord common stockholders	$52.7	$66.8	$67.9	$83.8	$30.2

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.51	$0.65	$0.69	$0.90	$0.26
Discontinued operations	$—	$—	$(0.01)	$(0.08)	$0.05
Net income	$0.51	$0.65	$0.67	$0.82	$0.31
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.50	$0.64	$0.67	$0.88	$0.25
Discontinued operations	$—	$—	$(0.01)	$(0.08)	$0.05
Net income	$0.50	$0.64	$0.66	$0.80	$0.30
Weighted-average number of common shares outstanding (in thousands):
Basic	103,889	102,753	100,841	101,530	98,105
Effect of dilutive stock options	2,110	2,031	2,469	3,197	3,213
Diluted	105,999	104,784	103,310	104,727	101,318

Other Data:
Net cash provided by (used for):
Operating activities	228.5	195.1	219.0	245.9	190.8
Investing activities	(208.8)	(264.0)	(45.2)	(177.3)	(163.8)
Financing activities	(308.8)	79.9	(56.3)	(17.4)	(210.3)
Depreciation and amortization of intangible assets	89.7	105.4	115.4	112.2	106.9
Capital expenditures	40.7	54.5	52.1	48.8	52.2

	March 31,
(in millions)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$217.6	$490.1	$484.6	$370.3	$339.0
Working capital (9)	543.5	777.8	771.7	694.6	700.0
Total assets	3,423.7	3,539.3	3,354.8	3,409.3	3,371.3
Total debt (10)	1,356.0	1,622.7	1,920.1	1,940.0	1,959.8
Stockholders’ equity	1,212.8	1,070.6	588.0	552.7	562.1
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2018 reflects the acquisition of World Dryer subsequent to October 4, 2017 and Centa subsequent to February 9, 2018. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

(2)
Consolidated financial data as of and for the year ended March 31, 2017 reflects the acquisition of Cambridge subsequent to June 1, 2016. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.

(3)
Consolidated financial data as of and for the year ended March 31, 2015 reflects the acquisition of Green Turtle Technologies and affiliates subsequent to April 15, 2014, Tollok S.p.A. subsequent to October 30, 2014 and Euroflex Transmissions (India) Private Limited subsequent to January 12, 2015. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

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

(5)
We recognized a $111.2 million goodwill impairment charge in connection with the anticipated divestiture of our VAG business within the Water Management platform. Refer to Item 8, Note 9 Goodwill and Intangible Assets for additional information.

(6)
During fiscal 2018, we recognized an $11.9 million loss on debt extinguishment associated with the fiscal 2018 amendment to our credit agreement, which was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with a fiscal 2017 term loan of $8.0 million. During fiscal 2017, we recognized a $7.8 million loss on debt extinguishment associated with a fiscal 2017 term loan refinancing, which was comprised of $5.4 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the prior term loan of $2.4 million. Refer to Item 8, Note 11 Long-Term Debt for additional information. During fiscal 2014, we recognized a $133.2 million loss on extinguishment of debt, which consisted of a $109.9 million bond tender premium paid to holders of our former senior notes as a result of a tender offer and redemption, refinancing-related costs of $5.3 million and a $14.0 million non-cash write-off of unamortized debt issuance costs associated with the extinguished, then-existing term loan debt. In addition, in fiscal 2014 we recognized a $4.0 million loss associated with the $150.0 million prepayment under a former credit agreement.

(7)
Other (expense) income, net includes the impact of foreign currency transactions and other miscellaneous expenses and income. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further information.

(8)
In fiscal 2015, we discontinued the Mill Products business within our PMC platform. Accordingly, its results of the Mill Products operations have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

(9)	Working capital represents total current assets less total current liabilities.

(10)	Total debt represents long-term debt, net of an unamortized debt issuance costs, plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisitions of Cambridge International Holdings Corp. ("Cambridge"), World Dryer Corporation ("World Dryer") and Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"). Our financial performance includes Cambridge subsequent to June 1, 2016, World Dryer subsequent to October 4, 2017 and Centa subsequent to February 9, 2018, the respective date of their acquisitions. Accordingly, the discussion and analysis does not reflect the impact of Cambridge, World Dryer, or Centa transactions prior to the respective closing date.
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
You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year ends on March 31 of each calendar year. For example, our fiscal year 2018, or fiscal 2018, means the period from April 1, 2017 to March 31, 2018.
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
Recent Accounting Pronouncements. This section cites to the discussion of new or revised accounting pronouncements and standards in Item 8, Note 2 Significant Accounting Policies of the consolidated financial statements.
Overview of Recent Developments. This section provides a description of the recent events impacting the fiscal 2018 results of operations.
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2018 and 2017 in each case as compared to the prior period's performance.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement requires us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2018, 2017 and 2016, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2018.
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
The largest component of our cost of sales is cost of materials, which represented approximately 36% of net sales in fiscal 2018. The principal materials used in our Process & Motion Control manufacturing processes, which are available from numerous sources, include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 14% of net sales in fiscal 2018.
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
In addition to the accounting policies disclosed in Note 2 to the consolidated financial statements, we believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require difficult, subjective and/or complex judgments in the preparation of our consolidated financial statements.

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
Receivables. Receivables are stated net of allowances for doubtful accounts of $12.7 million at March 31, 2018 and $10.6 million at March 31, 2017. We evaluate the collectability of our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, General and Administrative expenses within the consolidated statements of operations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 51% of the Company’s total inventories as of March 31, 2018 and 2017 were valued using the “last-in, first-out” (LIFO) method. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $7.4 million, $7.6 million and $9.5 million, during fiscal 2018, 2017 and 2016, respectively.
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
Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment or whenever circumstances indicate that impairment may exist using a discounted cash flow methodology based on future business projections and a market value approach. The estimated fair value of the Company's reporting units is dependent on several significant assumptions, including its weighted average cost of capital (discount rate), future earnings and cash flow projections. We recognized a $111.2 million goodwill impairment charge within the Water Management platform related to our anticipated divestiture of the VAG business. As we solidify our plans to divest the VAG business, we may be required to recognize additional impairment charges of VAG related long-lived assets. Refer to Item 8, Note 9 Goodwill and Intangible Assets for additional information.
In connection with our ongoing supply chain optimization and footprint repositioning initiatives, we have taken several actions to consolidate existing manufacturing facilities and rationalize our product offerings. These actions require us to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives of such assets require adjustment. During fiscal 2018, 2017 and 2016 we recognized impairment charges associated with these fixed assets of $0.8 million, $1.5 million and $6.6 million, respectively. While we did not recognize any impairment charges associated with intangible assets related to these initiatives during fiscal 2018 or fiscal 2017, we recognized $10.9 million of impairment charges associated with intangible assets during fiscal 2016, which were recorded in Restructuring and other similar charges.
See Item 8, Note 5 Restructuring and Other Similar Charges for more information. The impairment of fixed assets and intangible assets was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Refer to Item 8, Note 13, Fair Value Measurements for additional information.

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
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During fiscal 2018, 2017 and 2016 we recognized a non-cash actuarial gain of $3.3 million, a non-cash actuarial gain of $2.6 million and a non-cash actuarial loss of $12.9 million, respectively, in connection with re-measurements of the plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16 Retirement Benefits for additional information.
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
Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction (“DPAD”). In accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), we have reflected the estimated impacts of U.S. Tax Reform in our fiscal 2018 financial statements based upon our current facts and circumstances and our interpretation of U.S. Tax Reform (and related available guidance); we view these estimated impacts to be provisional under SEC staff issued Staff Accounting Bulletin (“SAB”) 118. Due to the substantive changes (as well as the complexity of those changes) under U.S. Tax Reform, we anticipate additional guidance and clarification as to the application of such tax law changes. Such future guidance and clarification may result in required adjustments to the U.S. Tax Reform impacts recorded in our fiscal 2018 financial statements. Any future adjustments will be recorded as discrete items in the applicable period. We recognized a provisional net income tax benefit of $66.5 million with respect to U.S. Tax Reform for fiscal 2018.
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of March 31, 2018 and 2017, our liability for unrecognized tax benefits was $20.1 million and $18.1 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain state NOL carryforwards. As of March 31, 2018 and 2017, valuation allowances of $40.4 and $27.7 million, respectively, were recorded against our deferred tax assets. See Item 8, Note 17 Income Taxes for additional information.
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
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2018 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements

See Item 8, Note 2 Significant Accounting Policies regarding recent accounting pronouncements.

Overview of Recent Developments

Goodwill Impairment
During the fourth quarter of fiscal 2018, the board of directors authorized management to initiate an evaluation of strategic alternatives in relation to our VAG business within our Water Management platform. Upon the board's further consideration in May 2018, going forward we plan to focus and build the Water Management platform around our Zurn specification-grade commercial plumbing products and we anticipate divesting our VAG operations serving the global water and wastewater infrastructure end markets. We performed an interim assessment of the VAG reporting unit's goodwill for impairment. The fair value of the VAG reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach based on the estimated selling price of the VAG business in the current market environment. In connection with the anticipated divestiture and finalization of our fiscal 2018 financial statements, we recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018.

Restructuring and Other Similar Costs
During fiscal 2018, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
We recorded restructuring charges of $18.8 million, $31.6 million and $34.9 million during the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Product Line Divestiture
During fiscal 2016, we made the decision to exit the non-strategic Rodney Hunt Fontaine ("RHF") flow control gate product line.
For purposes of comparison in the following discussion of Results of Operations, the net sales and operating losses for the RHF product line for the years ended March 31, 2018, 2017, and 2016 are presented below:

	Year Ended
	March 31, 2018	March 31, 2017	Change	% Change
Net sales	$—	$14.7	$(14.7)	(100.0)%
Loss from operations	—	(16.4)	16.4	100.0%

	Year Ended
	March 31, 2017	March 31, 2016	Change	% Change
Net sales	$14.7	$39.0	$(24.3)	(62.3)%
Loss from operations	(16.4)	(42.8)	26.4	61.7%

Results of Operations
Fiscal Year Ended March 31, 2018 Compared with the Fiscal Year Ended March 31, 2017:
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	Change	% Change
Process & Motion Control	$1,241.2	$1,134.7	$106.5	9.4%
Water Management	824.8	783.5	41.3	5.3%
Consolidated	$2,066.0	$1,918.2	$147.8	7.7%

Process & Motion Control
Process & Motion Control net sales were $1,241.2 million in fiscal 2018, up 9% year over year. Excluding a 2% increase from the acquisition of Centa and a 2% favorable impact from foreign currency translation, core net sales increased 5%. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.

Water Management
Water Management net sales were $824.8 million in fiscal 2018, a 5% increase year over year. Core sales increased 5% year over year, excluding a 2% adverse impact associated with last year’s exit of the RHF product line, a 1% favorable impact from foreign currency translation, and a 1% increase from the World Dryer acquisition.  The year-over-year increase in core sales reflects favorable demand trends in our nonresidential construction and water and wastewater infrastructure markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	Change	% Change
Process & Motion Control	$193.8	$134.9	$58.9	43.7%
% of net sales	15.6%	11.9%	3.7%
Water Management	(3.0)	85.1	(88.1)	(103.5)%
% of net sales	(0.4)%	10.9%	(11.3)%
Corporate	(43.7)	(36.3)	(7.4)	20.4%
Consolidated	$147.1	$183.7	$(36.6)	(19.9)%
% of net sales	7.1%	9.6%	(2.5)%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2018 was $193.8 million, or 15.6% of net sales. Income from operations as a percentage of net sales increased by 370 basis points year over year primarily due to the core sales increase, RBS-led productivity gains and benefits from footprint repositioning actions and lower restructuring-related expenses year over year partially offset by higher incentive compensation accruals and incremental investments in our innovation and market expansion initiatives.  In addition, depreciation and amortization expense both declined year over year; depreciation expense decreased as a result of the fiscal year 2017 accelerated depreciation associated with footprint repositioning actions and amortization expense decreased as a result of certain amortizable intangible assets reaching the end of their respective lives.
Water Management
Water Management loss from operations was $3.0 million in fiscal 2018 compared to income from operations of $85.1 million in fiscal 2017. The fiscal 2018 loss from operations includes a $111.2 million non-cash goodwill impairment charge recognized in connection with the anticipated divestiture of our VAG operations. Income from operations as a percentage of net sales decreased year over year as benefits from core sales volume growth, ongoing cost reduction and productivity initiatives and lower restructuring expense year over year were more than offset by the aforementioned non-cash goodwill impairment charge, incremental investments in our innovation and market expansion initiatives and higher incentive compensation accruals.

Corporate
Corporate expenses were $43.7 million in fiscal 2018 and $36.3 million in fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) and increased expenses related to the completion of the fiscal 2018 acquisitions.
Interest expense, net
Interest expense, net was $75.6 million in fiscal 2018 compared to $88.7 million in fiscal 2017. The year-over-year decrease in interest expense is a result of the net reduction in overall term loan outstanding that occurred in the third quarter fiscal 2018 as well as lower outstanding borrowings during fiscal 2018 following a $195.0 million prepayment made on our term loan in the third quarter of fiscal 2017. See Item 1, Note 11 Long-Term Debt for more information.
Loss on extinguishment of debt
During fiscal 2018, the Company recognized a $11.9 million loss on the debt extinguishment associated with the fiscal 2018 debt refinancing, which was comprised of $3.9 million of refinancing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $8.0 million. During fiscal 2017, we completed a prior refinancing of our term loan facility. Upon completion of this transaction, we recognized a pre-tax loss of $7.8 million which was comprised of $5.4 million of re-financing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $2.4 million. See Item 8, Note 11 Long-Term Debt for more information.
Other (expense) income, net
Other expense, net for fiscal 2018 was $3.1 million and consisted of foreign currency transaction losses of $3.4 million offset by miscellaneous income of $0.3 million. Other expense, net for fiscal 2017 was $5.2 million and consisted of foreign currency transaction losses of $3.7 million and other miscellaneous expenses of $1.5 million.
(Benefit) Provision for income taxes
The income tax benefit in fiscal 2018 was $19.5 million, or an effective tax rate of (34.5)%. The income tax benefit recorded on income before income taxes was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform (including a reduction in our effective statutory federal income tax rate to 31.55% for fiscal 2018), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets and the DPAD, partially offset by a nondeductible goodwill impairment charge and an increase in the valuation allowance relating to certain foreign NOL carryforwards. The income tax provision in fiscal 2017 was $7.9 million, or an effective tax rate of 9.6%. The provision recorded was below the then-current U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with fiscal 2017 share-based payments, the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset by the recognition of income tax expense relating to various foreign income tax audits.
Net income from continuing operations attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders in fiscal 2018 was $52.7 million compared to $66.8 million in fiscal 2017 due to the factors described above. Diluted income per share attributable to Rexnord common stockholders was $0.50 in fiscal 2018 compared to $0.64 in fiscal 2017. Fiscal 2018 earnings per share of common stock also reflect the effect of dividends paid on shares of cumulative preferred stock, which were paid for all of fiscal 2018 but only part of fiscal 2017.

Fiscal Year Ended March 31, 2017 Compared with the Fiscal Year Ended March 31, 2016
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

Water Management
Water Management net sales were $783.5 million in fiscal 2017, a 5% decline year over year. Water Management core net sales, which excludes a 3% adverse impact associated with the exit of the RHF product line, decreased 2% during fiscal 2017. The decrease in core net sales is primarily the result of the timing of project shipments to our global water and wastewater infrastructure end markets, which more than offset stable demand in our nonresidential construction end markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2017	March 31, 2016	Change	% Change
Process & Motion Control	$134.9	$146.8	$(11.9)	(8.1)%
% of net sales	11.9%	13.3%	(1.4)%
Water Management	85.1	72.8	12.3	16.9%
% of net sales	10.9%	8.8%	2.1%
Corporate	(36.3)	(45.3)	9.0	19.9%
Consolidated	$183.7	$174.3	$9.4	5.4%
% of net sales	9.6%	9.1%	0.5%
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
Loss on extinguishment of debt
During fiscal 2017, we completed a refinancing of our term loan facility. Upon completion of this transaction, we recognized a pre-tax loss of $7.8 million which was comprised of $5.4 million of re-financing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $2.4 million. See Item 8, Note 11 Long-Term Debt for more information.

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
Provision for income taxes
The income tax provision in fiscal 2017 was $7.9, million or an effective tax rate of 9.6%. The provision recorded was below the then-current U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with fiscal 2017 share-based payments, the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset by the recognition of income tax expense relating to various foreign income tax audits. The income tax provision in fiscal 2016 was $17.1 million, or an effective tax rate of 19.9%. The provision recorded was below the then-current U.S. federal statutory rate of 35% due to the recognition of certain foreign-related branch losses for U.S. income tax purposes, the reduction in the overall state effective rate applied to the Company’s net deferred tax liabilities and the recognition of certain, previously unrecognized income tax benefits due to the lapse of the applicable statutes of limitations, partially offset by the increase in the valuation allowance recorded against certain foreign net operating loss carryforwards and related deferred tax assets in which the realization of such benefits was no longer deemed more-likely-than-not.

Net income from continuing operations attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders in fiscal 2017 was $66.8 million compared to $69.3 million in fiscal 2016 due to the factors described above. Diluted income per share attributable to Rexnord common stockholders was $0.64 in fiscal 2017 compared to $0.67 in fiscal 2016. Fiscal 2017 earnings per share of common stock also reflected the effect of dividends paid on shares of cumulative preferred stock, which were paid for part of fiscal 2017.
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
Core sales
Core sales excludes the impact of acquisitions (such as the Centa, World Dryer and Cambridge acquisitions), divestitures (such as the RHF product line exit) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common stockholders in the year ended March 31, 2018 of $52.7 million and Adjusted EBITDA for the same period of $390.0 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.98 to 1.0 at March 31, 2018). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2018 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Year Ended March 31, 2018
Net income attributable to Rexnord common stockholders	$52.7
Interest expense, net	75.6
Dividends on preferred stock	23.2
Benefit for income taxes	(19.5)
Depreciation and amortization	89.7
EBITDA	$221.7
Adjustments to EBITDA:
Restructuring and other similar charges (1)	18.8
Non controlling interest income	0.1
Goodwill impairment (2)	111.2
Stock-based compensation expense	20.5
LIFO expense (3)	3.3
Acquisition-related fair value adjustment	1.8
Loss on the extinguishment of debt	11.9
Actuarial gain on pension and postretirement benefit obligations	(3.3)
Other, net (4)	4.0
Subtotal of adjustments to EBITDA	$168.3
Adjusted EBITDA	$390.0
Pro forma adjustment for acquisitions (5)	$13.5
Pro forma Adjusted EBITDA	$403.5
Consolidated indebtedness (6)	$1,203.5
Total net leverage ratio (7)	2.98

(1)
Represents restructuring costs comprised of workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs.  See Item 8, Note 3, Restructuring and Other Similar Charges for more information.

(2)
During fiscal 2018, we recognized a $111.2 million goodwill impairment charge in connection with the anticipated divestiture of our VAG business within the Water Management platform. Refer to Item 8, Note 9 Goodwill and Intangible Assets for additional information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)	Other, net consists of:

(in millions)	Year ended March 31, 2018
Other expense (income)
Loss on foreign currency transactions	$3.4
Other miscellaneous income	(0.3)
Total other expense, net	3.1
Plus: Other non-cash charges	0.9
Total other, net	$4.0

(5)
Represents a pro forma adjustment to include the Adjusted EBITDA related to the acquisitions of World Dryer and Centa as permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2017 through the date of the World Dryer and Centa acquisitions. See Item 8, Note 3 Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $152.5 million (as defined by the credit agreement) at March 31, 2018.

(7)	Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $264.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
As of March 31, 2018, we had $217.6 million of cash and cash equivalents and $329.0 million of additional borrowing capacity ($255.7 million of available borrowings under our revolving credit facility and $73.3 million available under our accounts receivable securitization program). As of March 31, 2018, the available borrowings under our credit facility and accounts receivable securitization were reduced by $16.2 million due to outstanding letters of credit, and we had $18.8 million of borrowings outstanding on our accounts receivable securitization program. As of March 31, 2017, we had $490.1 million of cash and approximately $345.8 million of additional borrowing capacity ($250.4 million of available borrowings under our revolving credit facility and $95.4 million available under our accounts receivable securitization program). As of March 31, 2017, the available borrowings under our credit facility and accounts receivable securitization were reduced by $19.2 million due to outstanding letters of credit.
Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. We consider our resources to be adequate for expected needs.

Cash Flows
Net cash provided by operating activities in fiscal 2018 was $228.5 million compared to $195.1 million in fiscal 2017. The increase in cash flows from operations is primarily driven by higher year-over-year operating profit on higher sales.
Cash used for investing activities was $208.8 million in fiscal 2018 compared to $264.0 million in fiscal 2017. Investing activities in fiscal 2018 included $173.6 million of net cash used primarily to fund the World Dryer and Centa acquisitions, whereas fiscal 2017 included $213.7 million in cash used to fund the Cambridge acquisition. We invested $40.7 million in capital expenditures in fiscal 2018 compared to $54.5 million in fiscal 2017.
Cash used by financing activities was $308.8 million in fiscal 2018 compared to cash provided for financing activities of $79.9 million in fiscal 2017. During fiscal 2018, we utilized $297.4 million of cash and proceeds from our issuance of the 4.875% Senior Notes due 2025 (the "Notes"), net of financing related costs, in connection with a refinancing, including reduction in the net amount borrowed, of the outstanding debt under our credit agreement (see Item 8 Note 11 Long-Term Debt for additional details and debt payments). In addition, we utilized $23.2 million for the payment of preferred stock dividends. These uses of cash were partially offset by the receipt of $5.8 million in connection with a sale-leaseback transaction and $6.0 million of cash proceeds associated with stock option exercises. Cash provided by financing activities in fiscal 2017 consisted of $389.7 million of proceeds from the closing of our preferred stock issuance in the third quarter of fiscal 2017, net of underwriting discounts, commissions and other direct costs of the offering. These proceeds were partially offset by $310.7 million of net debt payments, primarily for voluntary prepayments on our term loan of $195.0 million in connection with the preferred stock issuance, as well as a voluntary prepayment of $95.0 million on our-then existing term loan during the first quarter of fiscal year 2017. Fiscal 2017 included $11.0 million of cash proceeds associated with stock option exercises, the $5.7 million settlement of the deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok, and a $4.4 million payment of preferred stock dividends.
Net cash provided by operating activities in fiscal 2017 was $195.1 million compared to $219.0 million in fiscal 2016. The decrease in cash flows from operations was primarily driven by higher year-over-year cash restructuring payments, partially offset by incremental cash provided by trade working capital. Fiscal 2016 operating cash flow also included the benefit of $8.4 million from the CDSOA anti-dumping settlement receipt that did not recur in fiscal year 2017.
Cash used for investing activities was $264.0 million in fiscal 2017 compared to $45.2 million in fiscal 2016. Investing activities in fiscal 2017 included $213.7 million of net cash used primarily to fund the Cambridge acquisition in fiscal 2017, whereas fiscal 2016 included $1.1 million in cash receipts associated with finalizing working capital related to the Euroflex acquisition. We invested $54.5 million in capital expenditures in fiscal year 2017 compared to $52.1 million in fiscal year 2016.
Cash provided for financing activities was $79.9 million in fiscal 2017, as described above, compared to cash used for financing activities of $56.3 million in fiscal 2016. During fiscal 2017, we received $389.7 million of proceeds from the closing of our preferred stock issuance, net of underwriting discounts, commissions and other direct costs of the offering (see Item 8, Note 19 Public Offering and Common Stock Repurchases for more information). The proceeds were partially offset by $310.7 million of net debt payments, primarily for voluntary prepayments on our term loan of $195.0 million in connection with the preferred stock issuance, as well as our earlier voluntary prepayment of $95.0 million on our-then existing term loan (see Item 8, Note 11 Long-Term Debt for more information). Fiscal 2017 included $11.0 million of cash proceeds associated with stock option exercises. During fiscal 2017, we also settled the deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok and paid $4.4 million of dividends on mandatory preferred shares.  Cash used for financing activities in fiscal 2016 consisted of $40.0 million of cash used to repurchase outstanding shares of our common stock under our board-authorized stock repurchase program (see Item 8, Note 19 Public Offering and Common Stock Repurchases for more information). In addition, we made $19.5 million of principal payments on our prior term loans and $5.9 million of other payments on short-term debt (inclusive of the $1.3 million redemption of our prior senior notes). These uses of cash were partially offset by $5.1 million of proceeds from stock option exercises and $4.0 million related to the excess tax benefit on the option exercises.
Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2018 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$800.0	$—	$—	$—	$800.0
4.875% Senior Notes due 2025 (2)	500.0	—	—	—	500.0
Other long-term debt (3)	71.3	3.9	39.0	2.2	26.2
Interest on long-term debt obligations (4)	435.5	66.1	125.2	124.6	119.6
Purchase commitments	198.7	187.2	10.4	1.0	0.1
Operating lease obligations	107.2	19.1	29.6	17.8	40.7
Pension and post-retirement plans (5)	50.9	10.3	20.3	20.3	n/a
Totals	$2,163.6	$286.6	$224.5	$165.9	$1,486.6
_______________________

(1)	Excludes an unamortized original issue discount and debt issuance costs of $8.5 million at March 31, 2018.

(2)	Excludes an unamortized original issue discount and debt issuance costs of $5.8 million at March 31, 2018.

(3)	Includes $37.4 million of financing related to the Company's participation in the New Market Tax Credit incentive program. Excludes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Interest on long-term debt obligations represents the cash interest expense using a LIBOR-based forecast.

(5)	Represents expected pension and post-retirement contributions and benefit payments to be paid directly by us. Contributions and benefit payments beyond fiscal 2023 cannot be reasonably estimated.
No provision has been made for United States federal income taxes related to approximately $136.0 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Item 8, Note 17 Income Taxes for further information.
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $20.1 million as of March 31, 2018, have been excluded from the contractual obligations table above. See Item 8, Note 17 Income Taxes for more information related to our unrecognized tax benefits. Additionally, the deferred compensation liability of $3.5 million as of March 31, 2018 has been excluded from the contractual obligations table above, as we are unable to reasonably estimate the timing of the payments or the amount by which the liability will increase over time. See Item 8, Note 16 Retirement Benefits for more information related to our deferred compensation plan.
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
Indebtedness
As of March 31, 2018 we had $1,356.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2018	Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$791.5	$—	$791.5
4.875% Senior Notes due 2025 (2)	494.2	—	494.2
Securitization facility borrowings (3)	18.3	—	18.3
Other subsidiary debt (4)	52.0	3.9	48.1
Total	$1,356.0	$3.9	$1,352.1

(1)	Includes unamortized original issue discount and debt issuance costs of $8.5 million at March 31, 2018.

(2)	Includes unamortized debt issuance costs of $5.8 million at March 31, 2018.

(3)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.
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
Approximately 33% of our sales originated outside of the United States in fiscal 2018. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2018, stockholders' equity increased by $57.1 million from March 31, 2017 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of March 31, 2018, the result would have decreased stockholders' equity by approximately $64.6 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2018, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.3 million increase in the fair value of foreign exchange forward contracts as of March 31, 2018.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.
A substantial portion of our indebtedness, including indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2018, our outstanding borrowings under the term loan facility were $791.5 million (net of $8.5 million unamortized debt issuance costs) and bore an effective interest rate of 4.11%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 0% floor) plus an applicable margin of 2.25%. The weighted-average interest rate for our term loan from the date of its refinancing through March 31, 2018, was 3.81% determined as LIBOR (subject to a 0% floor) plus an applicable margin of 2.25%.
In fiscal 2014, we entered into three forward-starting interest rate swaps to hedge the variability in future cash flows associated with a portion of the variable-rate term loans. The forward-starting interest rate swaps convert $650.0 million of the variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin (and inclusive of a 1.0% LIBOR floor). Those interest rate swaps became effective beginning on September 28, 2015 with a maturity of September 27, 2018. In fiscal 2015, we entered into two interest rate caps in order to mitigate exposure to increasing interest rates on variable-rate interest loans. The interest rate caps were effective beginning as of October 24, 2014, with a maturity of October 24, 2018, and cap the interest on $750.0 million of our variable-rate interest loans at 3.0%, plus the applicable margin. The existing interest rate swaps and interest rate caps together have effectively hedged 100% of our outstanding variable rate term loans with a weighted average interest rate that cannot exceed 2.63% plus the applicable margin of 2.25%.
Our net income would be affected by changes in market interest rates on our variable-rate obligations (which comprises approximately 60% of our total indebtedness). As discussed above, our term loan facilities are subject to a 0% LIBOR floor. Therefore, a 100 basis point increase in the March 31, 2018 market interest rate would increase interest expense under our term loan facility by approximately $1.7 million on an annual basis. An additional 100 basis point increase in the LIBOR rate would add approximately $0.4 million of annual interest expense under our term loan facility.

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
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2018 and 2017 and
for the years ended March 31, 2018, 2017, and 2016

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexnord Corporation and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
May 14, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on Internal Control over Financial Reporting
We have audited Rexnord Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexnord Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated May 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
May 14, 2018

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2018	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$217.6	$490.1
Receivables, net	373.2	322.9
Inventories	344.8	314.9
Income tax receivable	19.1	10.9
Other current assets	43.0	39.3
Total current assets	997.7	1,178.1
Property, plant and equipment, net	456.4	400.9
Intangible assets, net	577.5	558.6
Goodwill	1,276.1	1,318.2
Other assets	116.0	83.5
Total assets	$3,423.7	$3,539.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$3.9	$16.5
Trade payables	226.0	197.8
Compensation and benefits	70.0	54.3
Current portion of pension and postretirement benefit obligations	4.5	4.3
Other current liabilities	149.8	127.4
Total current liabilities	454.2	400.3

Long-term debt	1,352.1	1,606.2
Pension and postretirement benefit obligations	169.2	174.4
Deferred income taxes	156.6	208.8
Other liabilities	78.8	79.0
Total liabilities	2,210.9	2,468.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 104,179,037 at March 31, 2018 and 103,600,540 at March 31, 2017	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at March 31, 2018 and 2017	0.0	0.0
Additional paid-in capital	1,277.8	1,262.1
Retained earnings (deficit)	8.0	(55.5)
Accumulated other comprehensive loss	(74.1)	(137.0)
Total Rexnord stockholders' equity	1,212.7	1,070.6
Non-controlling interest	0.1	—
Total stockholders' equity	1,212.8	1,070.6
Total liabilities and stockholders' equity	$3,423.7	$3,539.3

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Net sales	$2,066.0	$1,918.2	$1,923.8
Cost of sales	1,309.1	1,250.2	1,258.6
Gross profit	756.9	668.0	665.2
Selling, general and administrative expenses	449.5	413.2	385.7
Restructuring and other similar charges	18.8	31.6	34.9
Actuarial (gain) loss on pension and postretirement benefit obligations	(3.3)	(2.6)	12.9
Amortization of intangible assets	33.6	42.1	57.4
Goodwill impairment	111.2	—	—
Income from operations	147.1	183.7	174.3
Non-operating (expense) income:
Interest expense, net	(75.6)	(88.7)	(91.4)
Loss on the extinguishment of debt	(11.9)	(7.8)	—
Other (expense) income, net	(3.1)	(5.2)	3.1
Income from continuing operations before income taxes	56.5	82.0	86.0
(Benefit) provision for income taxes	(19.5)	7.9	17.1
Net income from continuing operations	76.0	74.1	68.9
Loss from discontinued operations, net of tax	—	—	(1.4)
Net income	76.0	74.1	67.5
Non-controlling interest income (loss)	0.1	—	(0.4)
Net income attributable to Rexnord	75.9	74.1	67.9
Dividends on preferred stock	(23.2)	(7.3)	—
Net income attributable to Rexnord common stockholders	$52.7	$66.8	$67.9

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.51	$0.65	$0.69
Discontinued operations	$—	$—	$(0.01)
Net income	$0.51	$0.65	$0.67
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.50	$0.64	$0.67
Discontinued operations	$—	$—	$(0.01)
Net income	$0.50	$0.64	$0.66
Weighted-average number of common shares outstanding (in thousands):
Basic	103,889	102,753	100,841
Effect of dilutive stock options	2,110	2,031	2,469
Diluted	105,999	104,784	103,310

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Net income attributable to Rexnord	$75.9	$74.1	$67.9
Other comprehensive income (loss):
Foreign currency translation adjustments	57.1	(12.8)	(10.0)
Unrealized gain (loss) on interest rate derivatives, net of tax	5.8	7.4	(4.3)
Change in pension and other postretirement defined benefit plans, net of tax	—	7.4	5.5
Other comprehensive income (loss), net of tax	62.9	2.0	(8.8)
Non-controlling interest income (loss)	0.1	—	(0.4)
Total comprehensive income	$138.9	$76.1	$58.7

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Preferred Stock (1)	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (2)	Non-controlling interest (3)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2015	$1.0	$—	$885.9	$(197.5)	$(130.2)	$(6.3)	$(0.2)	$552.7
Comprehensive income (loss):
Net income	—	—	—	67.9	—	—	(0.4)	67.5
Foreign currency translation adjustments	—	—	—	—	(10.0)	—	—	(10.0)
Unrealized loss on interest rate derivatives, net of $2.6 million income tax benefit	—	—	—	—	(4.3)	—	—	(4.3)
Change in pension and other postretirement defined benefit plans, net of $3.0 million income tax expense	—	—	—	—	5.5	—	—	5.5
Total comprehensive income (loss)	—	—	—	67.9	(8.8)	—	(0.4)	58.7
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5
Common stock repurchased and canceled (4)	—	—	(40.0)	—	—	—	—	(40.0)
Exercise of stock options	—	—	5.1	—	—	—	—	5.1
Cancellation of treasury stock (2)	—	—	(6.3)	—	—	6.3	—	—
Tax benefit on stock option exercises	—	—	4.0	—	—	—	—	4.0
Balance at March 31, 2016	$1.0	$—	$856.2	$(129.6)	$(139.0)	$—	$(0.6)	$588.0
Comprehensive income (loss):
Net income	$—	$—	$—	$74.1	$—	$—	$—	$74.1
Foreign currency translation adjustments	—	—	—	—	(12.8)	—	—	(12.8)
Change in unrealized loss on interest rate derivatives, net of $4.3 million income tax expense	—	—	—	—	7.4	—	—	7.4
Change in pension and other postretirement defined benefit plans, net of $4.4 million income tax expense	—	—	—	—	7.4	—	—	7.4
Total comprehensive income	—	—	—	74.1	2.0	—	—	76.1
Acquisition of non-controlling interest	—	—	(0.9)	—	—	—	0.6	(0.3)
Preferred stock issuance, net (1)	—	—	389.7	—	—	—	—	389.7
Preferred stock dividends	—	—	(7.3)	—	—	—	—	(7.3)
Stock-based compensation expense	—	—	13.4	—	—	—	—	13.4
Exercise of stock options	—	—	11.0	—	—	—	—	11.0
Balance at March 31, 2017	$1.0	$0.0	$1,262.1	$(55.5)	$(137.0)	$—	$—	$1,070.6
Comprehensive income (loss):
Net income	$—	$—	$—	$75.9	$—	$—	$0.1	$76.0
Foreign currency translation adjustments	—	—	—	—	57.1	—	—	57.1
Change in unrealized loss on interest rate derivatives, net of $3.9 million income tax expense	—	—	—	—	5.8	—	—	5.8
Change in pension and other postretirement defined benefit plans, net of $2.3 million income tax expense	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	75.9	62.9	—	0.1	138.9
Stock-based compensation expense	—	—	20.5	—	—	—	—	20.5
Exercise of stock options	—	—	6.0	—	—	—	—	6.0
Preferred stock dividends	—	—	(10.8)	(12.4)	—	—	—	(23.2)
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$—	$0.1	$1,212.8

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

(3)
In fiscal 2016 and 2017, represents a 49% non-controlling interest in a Water Management joint venture through fiscal 2017. During the first quarter of fiscal 2017, the Company acquired the remaining non-controlling interest for a cash purchase price of $0.3 million. During fiscal 2018, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries.

(4) During fiscal 2016, the Company repurchased and canceled 1,552,500 shares of common stock at a total cost of $40.0 million at an average price of $25.76. Refer to Note 19 for additional information regarding the stock repurchase program.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Operating activities
Net income	$76.0	$74.1	$67.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	56.1	63.3	58.0
Amortization of intangible assets	33.6	42.1	57.4
Amortization of deferred financing costs	1.9	2.4	2.0
Non-cash goodwill impairment	111.2	—	—
Non-cash asset impairment	0.8	1.5	17.5
Loss on dispositions of property, plant and equipment	0.9	0.2	0.6
Deferred income taxes	(77.5)	(18.4)	(13.9)
Non-cash charge for disposal of discontinued operations	—	—	1.5
Actuarial (gain) loss on pension and post retirement benefit obligations	(3.3)	(2.6)	12.9
Other non-cash charges (credits)	2.3	(1.0)	9.6
Loss on extinguishment of debt	11.9	7.8	—
Stock-based compensation expense	20.5	13.4	7.5
Changes in operating assets and liabilities:
Receivables	(31.0)	(5.8)	1.5
Inventories	11.5	22.5	37.7
Other assets	(16.6)	(9.2)	7.5
Accounts payable	13.0	(5.3)	(32.4)
Accruals and other	17.2	10.1	(15.9)
Cash provided by operating activities	228.5	195.1	219.0

Investing activities
Expenditures for property, plant and equipment	(40.7)	(54.5)	(52.1)
Acquisitions, net of cash acquired	(173.6)	(213.7)	1.1
Proceeds from dispositions of property, plant and equipment	5.5	4.2	5.8
Cash used for investing activities	(208.8)	(264.0)	(45.2)

Financing activities
Proceeds from borrowings of debt	1,529.8	1,590.3	0.9
Repayments of long-term debt	(1,791.9)	(1,885.8)	(19.5)
Proceeds from borrowings of short-term debt	—	16.1	—
Repayments of short-term debt	(24.3)	(19.5)	(5.9)
Payment of debt issuance costs	(11.0)	(11.8)	(0.9)
Deferred acquisition payment	—	(5.7)	—
Proceeds from issuance of preferred stock, net of direct offering costs	—	389.7	—
Payment of preferred stock dividends	(23.2)	(4.4)	—
Proceeds from exercise of stock options	6.0	11.0	5.1
Repurchase of common stock	—	—	(40.0)
Proceeds from financing lease obligations	5.8	—	—
Excess tax benefit on exercise of stock options	—	—	4.0
Cash (used for) provided by financing activities	(308.8)	79.9	(56.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16.6	(5.5)	(3.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(272.5)	5.5	114.3
Cash, cash equivalents and restricted cash at beginning of period	490.1	484.6	370.3
Cash, cash equivalents and restricted cash at end of period	$217.6	$490.1	$484.6

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018

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
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2018 presentation.
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
Receivables
Receivables are stated net of allowances for doubtful accounts of $12.7 million at March 31, 2018 and $10.6 million at March 31, 2017. The Company evaluates the collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
The Company’s largest customer accounted for 8.2%, 8.4% and 8.4% of consolidated net sales for the years ended March 31, 2018, 2017 and 2016, respectively. Receivables related to this customer at March 31, 2018 and 2017 were $8.5 million and $12.3 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the “last-in, first-out” (LIFO) method was 51% and 60% at March 31, 2018 and 2017, respectively. All remaining inventories are valued using the “first-in, first-out” (FIFO) method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $7.4 million, $7.6 million and $9.5 million, during fiscal 2018, 2017 and 2016, respectively.
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Where appropriate, the depreciable lives of certain assets may be adjusted to reflect a change in the use of those assets, or depreciation may be accelerated in the case of an eventual asset disposal. The Company recognized accelerated depreciation of $2.3 million, $9.6 million, and $2.5 million during fiscal 2018, 2017, and 2016, respectively. Accelerated depreciation is recorded within Cost of sales in the consolidated statements of operations. Maintenance and repair costs are expensed as incurred.
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 15 years, and 3 to 15 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. The Company performs its impairment test by comparing the fair value of a reporting unit, utilizing both an income valuation model (discounted cash flow) and market approach (guideline public company comparables), with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. In connection with the anticipated divestiture of the VAG operations, the Company recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018. See Note 9 Goodwill and Intangible Assets for additional information.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company recognized impairment charges in the amount of $0.8 million, $1.5 million and $17.5 million in fiscal 2018, 2017 and 2016, respectively. The impairment was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate.  Refer to Note 13 Fair Value Measurements for additional information. Actual results could vary from these estimates.
Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Balance at beginning of period	$7.5	$6.8	$6.8
Acquired obligations	1.4	0.4	—
Charged to operations	4.6	3.9	2.8
Claims settled	(4.6)	(3.6)	(2.8)
Balance at end of period	$8.9	$7.5	$6.8
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
See Note 17 Income Taxes for additional information.
Per Share Data
Basic net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed by dividing net income from continuing operations and loss from discontinued operations attributable to Rexnord common stockholders, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. The computation for diluted net income per share for the fiscal years ended March 31, 2018, 2017 and 2016 excludes 2.6 million, 4.6 million and 2.9 million shares due to their anti-dilutive effects, respectively.

Additionally, following the issuance of the 5.75% Series A Mandatory Convertible Preferred Stock ("Series A Preferred Stock") in the third quarter of fiscal 2017, the Company’s diluted net income per share is computed using the “if-converted” method. The "if-converted" method is utilized only when such calculation is dilutive to earnings per share using the treasury stock method. Under the “if-converted” method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock have been converted into shares of the Company’s common stock as of the beginning of the respective period, and therefore no dividends are provided to holders of the Series A Preferred Stock. During the fiscal years ended March 31, 2018 and March 31, 2017, the computation of diluted net income per share does not include shares of preferred stock that are convertible into a weighted average of 16.0 million and 5.8 million shares of common stock, respectively, due to their anti-dilutive effects.
The following table presents the basis for income per share computations (in millions, except share amounts, which are in thousands):

	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Numerator:
Net income from continuing operations	$76.0	$74.1	$68.9
Less: Non-controlling interest income (loss)	0.1	—	(0.4)
Less: Dividends on preferred stock	(23.2)	(7.3)	—
Income from continuing operations attributable to Rexnord common stockholders	52.7	66.8	69.3
Loss from discontinued operations	—	—	(1.4)
Net income attributable to Rexnord common stockholders	$52.7	$66.8	$67.9
Denominator:
Weighted average common shares outstanding, basic	103,889	102,753	100,841
Effect of dilutive common shares equivalents	2,110	2,031	2,469
Weighted average common shares outstanding, dilutive	105,999	104,784	103,310
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the fiscal years ending March 31, 2018, 2017 and 2016 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2015	$(12.6)	$(76.5)	$(41.1)	$(130.2)
Other comprehensive (loss) income before reclassifications	(4.3)	(10.0)	6.7	(7.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.2)	(1.2)
Net current period other comprehensive (loss) income	(4.3)	(10.0)	5.5	(8.8)
Balance at March 31, 2016	$(16.9)	$(86.5)	$(35.6)	$(139.0)
Other comprehensive income (loss) before reclassifications	1.1	(12.8)	9.2	(2.5)
Amounts reclassified from accumulated other comprehensive income (loss)	6.3	—	(1.8)	4.5
Net current period other comprehensive income (loss)	7.4	(12.8)	7.4	2.0
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)
Other comprehensive income before reclassifications	—	57.1	1.4	58.5
Amounts reclassified from accumulated other comprehensive income (loss)	5.8	—	(1.4)	4.4
Net current period other comprehensive income	5.8	57.1	—	62.9
Balance at March 31, 2018	$(3.7)	$(42.2)	$(28.2)	$(74.1)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the fiscal years ending March 31, 2018, 2017 and 2016 (in millions):

Pension and postretirement plans	Year Ending March 31, 2018	Year Ending March 31, 2017	Year Ending March 31, 2016	Income Statement Line Item
Amortization of prior service credit	$(1.9)	$(1.9)	$(1.9)	Selling, general and administrative expenses
Curtailment	(0.3)	(1.0)	—	Actuarial (gain) loss on pension and postretirement benefit obligations
Provision for income taxes	0.8	1.1	0.7
Total, net of income taxes	$(1.4)	$(1.8)	$(1.2)

Interest rate derivatives
Net realized losses on interest rate derivatives	$9.7	$10.2	$—	Interest expense, net
Benefit for income taxes	(3.9)	(3.9)	—
Total, net of income taxes	$5.8	$6.3	$—
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
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. The Company periodically enters into foreign currency forward contracts to mitigate foreign currency volatility on certain intercompany and external cash flows expected to occur. See Note 12 Derivative Financial Instruments for additional information. Currency transaction losses are included in other expense (income), net in the consolidated statements of operations and totaled $3.4 million, $3.7 million and $3.0 million for the years ended March 31, 2018, 2017 and 2016, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $11.5 million, $10.6 million, and $9.2 million for the years ended March 31, 2018, 2017 and 2016, respectively.

Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and for the years ended March 31, 2018, 2017 and 2016 amounted to the following (in millions):

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Research and development costs	$14.0	$11.1	$12.4
Engineering costs	25.4	27.2	24.8
Total	$39.4	$38.3	$37.2
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which gives entities the option to reclassify from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 if effective for the Company's fiscal 2020 and interim periods included therein, and is to be applied either in the period of adoption or on a retrospective basis to each period affected. The Company is currently evaluating the impact of this guidance and has not determined whether it will elect to reclassify stranded amounts; however, the adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the beginning of the Company's fiscal 2020, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is the Company's fiscal year 2019. The amendment is to be applied retrospectively. The adoption of this standard will not change net income historically reported by the Company.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the beginning of the Company's fiscal 2021, with early adoption permitted, and must be applied prospectively. The Company elected to early adopt this standard for the fourth quarter of 2018 in order to simplify the interim and future goodwill impairment assessments, and recognized an impairment charge of $111.2 million in the Water Management segment. Refer to Note 9 Goodwill and Intangible Assets for additional information.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company elected to early adopt this standard in fiscal 2018. The adoption of this standard had no impact on the Company's consolidated balance sheets or consolidated statements of cash flows.

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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several calculations needed to measure inventory at lower of cost or market and as such, the new guidance reduces the complexity in measurement. The Company adopted ASU No. 2015-11 prospectively effective April 1, 2017, and there was no impact to the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies revenue should be recognized in an amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. The guidance provides a five-step process that entities should follow in order to achieve that core principal. ASU 2014-09 is effective for the Company on April 1, 2018. Companies can use either a full retrospective or modified retrospective method to adopt the standard. The Company is adopting the standard using the modified retrospective approach in which prior periods are not updated to reflect the accounting basis required by the new standard, but rather a cumulative adjustment for the effects of applying the new standard to periods prior to fiscal 2019 is recorded to retained earnings as of April 1, 2018. Additionally, ASC 606 will require more comprehensive disclosures about revenue streams and contracts with customers. The Company does not expect the adoption of this standard to impact the Company’s consolidated balance sheets, statements of operations, or cash flows as a result of the adoption.
3. Acquisitions
Fiscal Year 2018
On February 9, 2018, the Company acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The preliminary purchase price was $129.7 million plus assumed debt. The purchase price is comprised of $123.6 million paid at closing and $6.1 million of deferred purchase price payable in fiscal 2020. The preliminary cash purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Centa, headquartered in Haan, Germany, added complementary product lines to the Company's existing Process & Motion Control platform.
On October 4, 2017, the Company acquired World Dryer Corporation (“World Dryer”) for a cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers. This acquisition added complementary product lines to the Company's existing Water Management platform.
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2018 have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
The fiscal 2018 acquisitions were accounted for as business combinations and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation associated with the fiscal 2018 acquisitions resulted in non-tax deductible goodwill of $55.2 million, other intangible assets of $44.9 million (includes tradenames of $9.9 million, $29.4 million of customer relationships and $5.6 million of patents), $44.0 million of trade working capital, $55.9 million of fixed assets, $16.6 million of long-term debt and other net liabilities of $3.7 million. The Company is continuing to evaluate the initial purchase price allocations related to final working capital adjustments, the fair values assigned to intangible assets and fixed assets, as well as the finalization of related income tax analysis, which will be completed within the one year period following the respective acquisition dates.
Fiscal Year 2017
On June 1, 2016, the Company acquired Cambridge International Holdings Corp. ("Cambridge") for a cash purchase price of $213.4 million, excluding transaction costs and net of cash acquired. Cambridge, with operations in Cambridge, Maryland and Matamoros, Mexico, is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. The acquisition of Cambridge expanded the Company's presence in consumer-driven end markets in the Process & Motion Control platform.
The Company's results of operations include the acquired operations subsequent to June 1, 2016. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the Cambridge acquisition have not been presented because they are not material to the Company's consolidated statements of operations or financial position.
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
During fiscal 2017, the Company acquired the remaining non-controlling interest in a Water Management joint venture for a cash purchase price of approximately $0.3 million, net of cash acquired and excluding transaction costs. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.

4. Discontinued Operations
There was no discontinued operations activity during fiscal 2018 or fiscal 2017. In fiscal 2015 the Company ceased all operations related to its former Mill Products business, which was a component of the Process & Motion Control operating segment. Since the Company met the criteria to present this business as a discontinued operation, the results of operations of the Mill Products business are reported as discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows for the fiscal year ended March 31, 2016 have not been adjusted to separately disclose cash flows related to discontinued operations.
The following table summarizes the results of the Mill Products business included within loss from discontinued operations, net of tax on the consolidated statements of operations (in millions):

Year Ended
March 31, 2016
Net sales	$—
Loss from operations before income taxes	(2.2)
Benefit for income taxes	(0.8)
Net loss from discontinued operations	$(1.4)

Net loss per share from discontinued operations:
Basic	$(0.01)
Diluted	$(0.01)
5. Restructuring and Other Similar Charges
During fiscal 2018, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar costs incurred during the years ended March 31, 2018, 2017 and 2016 by classification of operating segment (in millions):

	Year Ended March 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$4.6	$4.7	$—	$9.3
Asset impairment charges (1)	0.8	—	—	0.8
Contract termination and other associated costs	7.9	0.8	—	8.7
Total restructuring and other similar costs	$13.3	$5.5	$—	$18.8

	Year Ended March 31, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$16.5	$6.2	$—	$22.7
Asset impairment charges (1)	1.5	—	—	1.5
Contract termination and other associated costs (2)	5.4	2.0	—	7.4
Total restructuring and other similar costs	$23.4	$8.2	$—	$31.6

	Year Ended March 31, 2016
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$10.8	$4.2	$0.3	$15.3
Asset impairment charges (1)	$1.0	$16.5	$—	17.5
Contract termination and other associated costs	0.5	1.6	—	2.1
Total restructuring and other similar costs	$12.3	$22.3	$0.3	$34.9

	Restructuring Costs To-date (Period from April 1, 2011 to March 31, 2018)
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$48.9	$24.5	$2.0	$75.4
Asset impairment charges	3.3	16.5	—	19.8
Contract termination and other associated costs	17.7	9.1	—	26.8
Total restructuring and other similar costs	$69.9	$50.1	$2.0	$122.0

(1)
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The impairment charges associated with these assets recognized during fiscal 2018, 2017 and 2016 were determined utilizing independent appraisals of the assets and were classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13 Fair Value Measurements for additional information.

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

The Company evaluated the requirements for discontinued operations presentation in connection with the decision to exit the RHF product line and determined the product line did not meet the definition provided within the authoritative literature. The Company completed the exit of the RHF product line in fiscal 2017. Pre-tax loss from operations associated with this non-strategic exit of the RHF product-line were as follows in fiscal years 2017 and 2016:

Years Ended March 31,	Pre-tax Loss	Description
2017	$(16.3)	Includes other restructuring charges (primarily severance costs) of $3.8 million
2016	$(43.1)	Includes asset impairments described above and other restructuring charges (primarily severance costs) of $16.5 million and $2.9 million, respectively

The following table summarizes the activity in the Company's accrual for restructuring costs for the fiscal years ended March 31, 2018 and 2017 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued Restructuring Costs, March 31, 2016 (1)	$10.5	$—	$0.3	$10.8
Charges	22.7	1.5	7.4	31.6
Cash payments (2)	(20.0)	—	(6.7)	(26.7)
Non-cash charges (3)	(2.2)	(1.5)	—	(3.7)
Accrued Restructuring Costs, March 31, 2017 (1)	11.0	—	1.0	12.0
Charges	9.3	0.8	8.7	18.8
Cash payments	(16.1)	—	(9.3)	(25.4)
Non-cash charges	—	(0.8)	—	(0.8)
Accrued Restructuring Costs, March 31, 2018 (1)	$4.2	$—	$0.4	$4.6

(1)	The restructuring accrual is included in Other current liabilities on the consolidated balance sheets.

(2)	Includes the $1.0 million cash payment received in conjunction with the aforementioned disposition of RHF-related intellectual property.

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
In connection with this program, beginning in 2006, CBP began to withhold amounts that would have otherwise been distributed as a result of pending litigation challenging past and future distributions and the administrative operation of the law. Beginning in fiscal 2013, CBP began to distribute these withheld funds to domestic producers. In connection with the distribution of these withheld funds, the Company received a distribution of $8.4 million during fiscal 2016 from CBP, which was recorded within Other (expense) income, net on the consolidated statements of operations. The Company did not receive any distributions in fiscal 2018 or 2017. As a result of still-pending litigation, the Company cannot reasonably estimate the amount of CDSOA payments, if any, that it may receive in future years and/or whether it will be required to repay any previously received distributions.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2018	2017
Finished goods	$146.0	$139.9
Work in progress	42.2	44.4
Purchased components	83.2	74.0
Raw materials	67.9	47.7
Inventories at First-in, First-Out ("FIFO") cost	339.3	306.0
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.5	8.9
	$344.8	$314.9

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	March 31,
	2018	2017
Land	$37.1	$32.2
Buildings and improvements	273.4	239.0
Machinery and equipment	420.1	391.0
Hardware and software	72.7	68.9
Construction in-progress	36.3	19.8
	839.6	750.9
Less accumulated depreciation	(383.2)	(350.0)
	$456.4	$400.9
9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended March 31, 2018 and 2017 by operating segment, consisted of the following (in millions):

	Goodwill
	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2016	$942.4	$251.4	$1,193.8
Acquisitions (1)	129.4	—	129.4
Currency translation adjustments	(3.0)	(2.0)	(5.0)
Net carrying amount as of March 31, 2017	$1,068.8	$249.4	$1,318.2
Acquisitions (1)	29.5	25.7	55.2
Impairment	—	(111.2)	(111.2)
Currency translation adjustments	4.2	9.7	13.9
Net carrying amount as of March 31, 2018	$1,102.5	$173.6	$1,276.1
______________________
(1) Refer to Note 3 for additional information regarding acquisitions.
Total cumulative goodwill impairment charges as of March 31, 2018 and 2017 were $434.6 million and $323.4 million, respectively.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2018 and March 31, 2017 consisted of the following (in millions):

		March 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$53.1	$(39.3)	$13.8
Customer relationships (including distribution network)	13 years	719.6	(506.4)	213.2
Tradenames	13 years	40.1	(8.5)	31.6
Intangible assets not subject to amortization - trademarks and tradenames		318.9	—	318.9
Total intangible assets, net	13 years	$1,131.7	$(554.2)	$577.5

		March 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$47.0	$(37.7)	$9.3
Customer relationships (including distribution network)	13 years	685.8	(475.2)	210.6
Tradenames	12 years	29.5	(5.3)	24.2
Intangible assets not subject to amortization - trademarks and tradenames		314.5	—	314.5
Total intangible assets, net	13 years	$1,076.8	$(518.2)	$558.6
Intangible asset amortization expense totaled $33.6 million, $42.1 million and $57.4 million for the years ended March 31, 2018, 2017 and 2016, respectively. Patents, tradenames, and customer relationships acquired during fiscal 2018 were assigned a weighted-average useful life of 14 years, 14 years, and 15 years, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $35.4 million in fiscal year 2019, $35.2 million in fiscal year 2020, $33.7 million in fiscal year 2021, $29.4 million in fiscal year 2022, and $15.1 million in fiscal year 2023.
During fiscal 2016, in connection with the exit of the RHF product line, the Company recognized $10.4 million, $0.3 million, and $0.2 million of impairment of indefinite-lived intangible assets, customer relationships and patents, respectively, Refer to Note 5 Restructuring and Other Similar Charges for additional information.
The Company evaluates the carrying value of goodwill annually as of October 1 during the third quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist. The Company completed the testing of indefinite-lived intangible assets (tradenames) and goodwill for impairment as of October 1, 2017, in accordance with ASC 350, Intangibles-Goodwill and Other, using primarily an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite-lived intangible assets and reporting units exceeded their carrying value; therefore, no impairment was present. The Company elected to early adopt ASU No. 2017-04 as of January 1, 2018. Under the new guidance, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill.
During the fourth quarter of fiscal 2018, the board of directors authorized management to initiate an evaluation of strategic alternatives in relation to the VAG business within the Water Management platform. Upon the board's further consideration in May 2018, going forward the Company plans to focus and build the Water Management platform around the Zurn specification-grade commercial plumbing products and anticipates divesting its VAG operations serving the global water and wastewater infrastructure end markets. The Company performed an interim assessment of the VAG reporting unit's goodwill for impairment. The fair value of the VAG reporting unit was estimated in accordance with ASU No. 2017-04, using both an income valuation model (discounted cash flow) and a market approach based on the estimated selling price of the VAG business in the current market environment. As a result of the anticipated divestiture and finalization of the Company's fiscal 2018 financial statements, the Company recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018. The Company also assessed the indefinite-lived intangible assets within the VAG reporting unit and concluded the fair value of the indefinite-lived tradename exceeded its carrying value.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2018	March 31, 2017
Customer advances	$11.5	$10.9
Sales rebates	26.9	25.5
Commissions	7.0	6.3
Restructuring and other similar charges (1)	4.6	12.0
Product warranty (2)	8.9	7.5
Risk management (3)	10.1	8.9
Legal and environmental	3.7	4.4
Taxes, other than income taxes	8.7	10.5
Income taxes payable	25.1	17.8
Interest payable	8.7	5.7
Other	34.6	17.9
	$149.8	$127.4
___________________

(1)	See more information related to the restructuring obligations balance within Note 5.

(2)	See more information related to the product warranty obligations balance within Note 2.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.
11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2018	March 31, 2017
Term loans (1)	$791.5	$1,584.5
4.875% Senior Notes due 2025 (2)	494.2	—
Securitization facility borrowings (3)	18.3	—
Other subsidiary debt (4)	52.0	38.2
Total	1,356.0	1,622.7
Less current maturities	3.9	16.5
Long-term debt	$1,352.1	$1,606.2
____________________

(1)	Includes unamortized debt issuance costs of $8.5 million and $17.9 million at March 31, 2018 and March 31, 2017, respectively.

(2)	Includes unamortized debt issuance costs of $5.8 million at March 31, 2018.

(3)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Includes unamortized debt issuance costs of $0.5 million at both March 31, 2018 and March 31, 2017.
Senior Secured Credit Facility
At March 31, 2018, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) an $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility. As of March 31, 2018, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 3.0 to 1.0 as of March 31, 2018.
Term Debt
On December 16, 2016, the Company entered into an Incremental Assumption Agreement (the "Fiscal 2017 Term Agreement") relating to the Credit Agreement. The Credit Agreement had included a $1,950.0 million term loan facility (the "Fiscal 2014 Term Loan"). The Fiscal 2017 Term Agreement provided for a new term loan in the aggregate principal amount of $1,606.4 million term loan facility (the “Fiscal 2017 Term Loan"). The proceeds were used to repay in full the then-outstanding aggregate principal amount of the Fiscal 2014 Term Loan. Prior to the repayment in fiscal 2017, the Company had made two voluntary prepayments on the Fiscal 2014 Term Loan aggregating to $290.0 million.

On December 7, 2017, the Company entered into a further Incremental Assumption Agreement (the "Fiscal 2018 Amendment") with a syndicate of banks and other financial institutions, relating to the Credit Agreement. The Fiscal 2018 Amendment provided for a new term loan in the aggregate principal amount of $800.0 million (the “Fiscal 2018 Term Loan”). The proceeds of the Fiscal 2018 Term Loan were used, along with cash on hand and the $500.0 million of proceeds from the Company’s issuance of the Notes (as defined below), to refinance and reduce the aggregate principal amount of the Fiscal 2017 Term Loan.
The Fiscal 2018 Term Loan has a maturity date of August 21, 2024 and there are no required principal payments due or scheduled under the term debt until the maturity date. The borrowings under the Fiscal 2018 Term Loan bear interest at either (i) London Interbank Offered Rate (“LIBOR”) (subject to a 0% floor) plus an applicable margin of 2.25% or at an alternative base rate plus an applicable margin of 1.25%, or (ii) if the borrowers have received a corporate rating equal to or higher than Ba3 (with at least a stable outlook) by Moody’s and BB- (with at least a stable outlook) by S&P, LIBOR (subject to a 0% floor) plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. At March 31, 2018, the borrowings under the Fiscal 2018 Term Loan had a weighted-average effective interest rate of 4.11%. The weighted-average interest rate for the Fiscal 2018 Term Loan from the date of its refinancing through March 31, 2018, was 3.81% determined as LIBOR (subject to a 0% floor) plus an applicable margin of 2.25%.
During fiscal 2018, the Company recognized an $11.9 million loss on the debt extinguishment associated with the Fiscal 2018 Amendment, which was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the Fiscal 2017 Term Loan of $8.0 million. Additionally, the Company capitalized $0.8 million and $6.0 million of direct costs associated with the Fiscal 2018 Term Loan, which are being amortized over the life of the loans as interest expense using the effective interest method.
During fiscal 2017, the Company recognized a $7.8 million loss on the debt extinguishment associated with the Fiscal 2017 Term Agreement, which was comprised of $5.4 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the Fiscal 2014 Term Loan of $2.4 million.
Revolving Credit Facility
The Credit Agreement, as originally entered in fiscal 2014 (the "Fiscal 2014 Agreement") included a $265.0 million revolving credit facility. During fiscal 2017, the Company entered into an Incremental Assumption Agreement (the “Fiscal 2017 Revolver Extension”) that amended the Fiscal 2014 Agreement to (i) reduce the applicable margin on both alternate base rate ("ABR") and Eurocurrency loans (discussed below) by 1.0%, (ii) extend the revolving facility maturity date to March 15, 2019, (iii) modify the financial covenant of the Fiscal 2014 Agreement by eliminating the prior springing nature of the covenant, and substituting a Total Net Leverage Ratio of 6.75 to 1.0, and (iv) reduce the letter of credit availability from $80.0 million to $60.0 million (without reducing the overall availability under the Fiscal 2014 Agreement). In connection with the Fiscal 2018 Amendment, the aggregate amount of the revolving credit facility commitments was reduced to $264.0 million and the maturity date of the revolving facility was extended to March 15, 2023. In connection with the Fiscal 2018 Amendment, the Company capitalized $0.2 million of transaction related costs which are being recognized as interest expense over the remaining tenure of the amended facility.
For revolving commitments, the Company's applicable margin above the base rate is 2.00% in the case of ABR borrowings and 3.00% in the case of Eurocurrency borrowings, subject to a net first lien leverage test. In the event the Company's net first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's actual first lien leverage ratio was 3.0 to 1.0 as of March 31, 2018.
In addition to paying interest on outstanding principal, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
No amounts were borrowed under the revolving credit facility at March 31, 2018 or 2017; however, $8.3 million and $14.6 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at March 31, 2018 and 2017, respectively.
4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due 2025 (the “Notes”). The Notes were issued by RBS Global, Inc. and Rexnord LLC (Company subsidiaries; collectively, the “Issuers”) pursuant to an Indenture, dated as of December 7, 2017 (the “Indenture”), by and among the Issuers, the domestic subsidiaries of the Company (with certain exceptions) as guarantors named therein (the “Subsidiary Guarantors”) and Wells Fargo Bank, National Association (the “Trustee”). The Notes are general senior unsecured obligations of the Issuers. Rexnord Corporation separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes pay interest semi-annually on June 15 and December 15, accruing upon issuance, at a rate of 4.875% per year with the first payment due on June 15, 2018. The Notes were not and will not be registered under the Securities Act of 1933 or any state securities laws. The Company capitalized $6.0 million of direct issuance costs associated with the Notes that are being amortized over the life of the Notes using the effective interest method.
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
Accounts Receivable Securitization Program
During fiscal 2016, the Company entered into an amended accounts receivable securitization facility (the “Securitization”) with Wells Fargo & Company ("Wells Fargo"). Pursuant to the agreements evidencing the Securitization, Rexnord Funding LLC ("Rexnord Funding") (a wholly owned bankruptcy-remote special purpose subsidiary) has granted Wells Fargo a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings are used by Rexnord Funding to finance purchases of accounts receivable. The amount of advances available will be determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances bear interest based on LIBOR plus 1.75%. The last date on which advances may be made is December 30, 2020 unless the maturity of the Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding pays an unused line fee to Wells Fargo based on any unused portion of the Securitization facility. If the average daily outstanding principal amount during a calendar month is less than 50% of the average daily aggregate commitment in effect during such month, the unused line fee is 0.50% per annum; otherwise, it is 0.375% per annum.
The Securitization constitutes a “Permitted Receivables Financing” under the Credit Agreement and does not qualify for sale accounting under ASC 860, Transfers and Servicing. Any borrowings under the Securitization are accounted for as secured borrowings on the Company's consolidated balance sheet. Financing costs associated with the Securitization are recorded within "Interest expense, net" in the consolidated statements of operations if revolving loans or letters of credit are obtained under the facility.
At March 31, 2018, the Company's borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. At March 31, 2018 and 2017, $18.8 million and $0 was borrowed under the Securitization respectively. In addition, $7.9 million and $4.6 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
Other Subsidiary Debt
Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years, bearing an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company granted a security interest in the assets acquired with the loan proceeds. No earlier than December 2018, and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt which could result in a gain of up to $9.8 million, excluding applicable transaction costs and unamortized debt issuance costs. To the extent the loans payable are not forgiven, the Company would be required to repay the full amount of the outstanding $37.4 million principal balance and would concurrently receive a loan repayment of $27.6 million on the aforementioned loans receivable, resulting in a net $9.8 million use of liquidity.

At March 31, 2018 and 2017, the aggregate loans of $36.9 million, net of debt issuance costs, are recorded in Long-Term Debt on the consolidated balance sheets and the aggregate loans receivable of $27.6 million are recorded in Other Assets on the consolidated balance sheets.
At March 31, 2018 and 2017, in addition to the aforementioned New Market Tax Credit, various wholly owned subsidiaries had additional debt of $33.9 million and $1.4 million, respectively, comprised primarily of borrowings under the accounts receivable securitization facility, various foreign subsidiaries, and capital lease obligations.
Future Debt Maturities
Future maturities of debt as of March 31, 2018, excluding the unamortized debt issuance costs of $15.3 million, were as follows (in millions):

Years ending March 31:
2019	$3.9
2020	18.8
2021	20.2
2022	1.1
2023	1.1
Thereafter	1,326.2
$1,371.3
Cash interest paid for the fiscal years ended March 31, 2018, 2017 and 2016 was $69.9 million, $84.9 million and $84.1 million, respectively.
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
Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. The amounts recorded on the consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts are set forth within the tables below.
Interest Rate Derivatives
The Company utilizes three interest rate swaps to hedge the variability in future cash flows associated with the Company's variable-rate term loans. The interest rate swaps, which originally became effective in fiscal 2016, convert $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin and will mature on September 27, 2018. In addition, the Company utilizes two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning in fiscal 2015 with a maturity of October 24, 2018, and they cap the interest on $750.0 million of the Company's variable-rate interest loans at 3.0%, plus the applicable margin. In executing the interest rate caps, the Company paid a premium of $5.8 million. At inception, the interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with ASC 815.
In connection with the Fiscal 2018 Amendment to the Credit Agreement described in Note 11, the critical terms of the interest rate derivatives no longer matched the outstanding debt and no longer qualify as effective hedges. Upon discontinuation of hedge accounting, the unrealized losses associated with the interest rate derivatives remaining in accumulated other comprehensive loss is reclassified into interest expense on a straight-line basis over the remaining term of the interest rate derivatives. The fair values of the Company's interest rate derivatives are recorded on the consolidated balance sheets; however, changes in fair values subsequent to the Amendment are recognized within the consolidated statements of operations. See the amounts recorded on the consolidated balance sheets related to the Company's interest rate derivatives within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 13 for more information as it relates to the fair value measurement of the Company's derivative financial instruments. The following tables indicate the location and the fair value of the Company's non-qualifying, non-designated derivative instruments within the consolidated balance sheets (in millions):

	March 31, 2018	March 31, 2017	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$—	$—	Other assets
Foreign currency forward contracts	$0.4	$—	Other current assets
	Liability Derivatives
Interest rate swaps	$0.8	$—	Other current liabilities
Interest rate swaps	$—	$10.3	Other liabilities
Foreign currency forward contracts	$—	$0.1	Other current liabilities
The following table segregates the location and the amount of gains or losses associated with the changes in the fair value of the Company's derivative instruments, net of tax, within the consolidated balance sheets (for instruments no longer qualifying for hedge accounting under ASC 815) and recognized within the consolidated statements of operations (for non-qualifying, non-designated derivative instruments):

	Amount of loss recognized in accumulated other comprehensive loss
Derivative instruments no longer qualifying for hedge accounting under ASC 815 (in millions)
	March 31, 2018	March 31, 2017
Interest rate swaps	$2.3	$6.4
Interest rate caps	$1.4	$3.1

		Amount recognized as (income) expense
Non-qualifying, non-designated derivative instruments (in millions)	Consolidated Statements of Operations Classification	Year Ended
		March 31, 2018	March 31, 2017	March 31, 2016
Foreign currency forward contracts	Other (income) expense , net	$0.2	$(0.3)	$—
Interest rate swaps	Interest expense, net	$(5.0)	$—	$—
During fiscal 2018, 2017, and 2016, the Company reclassified $9.7 million, $10.2 million, and $5.2 million of accumulated other comprehensive loss into earnings as interest expense related to interest rate derivatives, respectively. The Company expects to reclassify $5.7 million of accumulated other comprehensive loss into earnings as interest expense during the next twelve months.
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
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the years ended March 31, 2018 and March 31, 2017.
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2018 and March 31, 2017 (in millions):

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.4	$—	$0.4
Total assets at fair value	$—	$0.4	$—	$0.4

Liabilities:
Interest rate swaps	$—	$0.8	$—	$0.8
Total liabilities at fair value	$—	$0.8	$—	$0.8

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$10.3	$—	$10.3
Foreign currency forward contracts	—	0.1	—	0.1
Total liabilities at fair value	$—	$10.4	$—	$10.4

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2018 and March 31, 2017 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of March 31, 2018 and March 31, 2017 was approximately $1,361.8 million and $1,644.6 million, respectively. The fair value is based on quoted market prices for the same issues.
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
As discussed in Note 5 Restructuring and Other Similar Charges, in connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. During fiscal 2017 and 2018, the Company recognized both impairment charges and accelerated depreciation of certain assets to place the assets at net realizable value.  Net realizable value of these assets was determined using independent appraisals, classified as Level 3 inputs within the fair value hierarchy. As of March 31, 2018 and March 31, 2017, these assets were recorded at net realizable value on the consolidated balance sheets within property, plant and equipment in the amount of $5.6 million and $7.0 million, respectively. As of March 31, 2018, all held for sale assets were held in the Process & Motion Control platform. As of March 31, 2017, $5.4 million and $1.6 million of held for sale assets were held in the Process & Motion Control and Water Management platforms, respectively. During fiscal 2018, the Company sold approximately $3.8 million of these assets, and during fiscal 2017, the Company sold approximately $3.4 million of these assets upon completion of the remaining backlog associated with the Rodney Hunt Fontaine flow control gate product line. In April of 2018, the Company sold $4.1 million of the $5.6 million assets recorded at fair value as of March 31, 2018.
Additionally, as discussed in Note 9 Goodwill and Intangible Assets, the Company began an evaluation of strategic alternatives in relation to the VAG business within the Water Management platform in the fourth quarter of 2018. In connection with the anticipated divestiture of the VAG business, the Company evaluated but did not meet the criteria to classify the VAG business assets as held for sale as of March 31, 2018. As the Company solidifies its anticipated divestiture of the VAG business in which the assets are required to be classified as held for sale, the Company may be required to recognize additional impairment charges.
14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2033. Rent expense under operating leases totaled $21.8 million, $20.7 million and $18.2 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Future minimum rental payments for operating leases with initial terms in excess of one year as of March 31, 2018 are as follows (in millions):

Years ending March 31:
2019	$19.1
2020	17.7
2021	11.9
2022	9.4
2023	8.4
Thereafter	40.7
$107.2

15. Stock-Based Compensation
In accordance with ASC 718, the Company recognizes compensation costs related to share-based payment transactions. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
In fiscal 2012, the Board of Directors adopted, and stockholders approved, the Rexnord Corporation Performance Incentive Plan (as amended with Board of Directors and stockholder approval in fiscal 2017, the "Plan"). The Plan is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. To date, stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan.
The options granted under the Plan have a maximum term of 10 years after the grant date. Options granted from the inception of the Plan through July 31, 2014 vest 50% three years after the grant date and the remaining 50% vest five years after the grant date. Options and RSUs granted from July 31, 2014 through May 21, 2015 vest ratably over four years. Options and RSUs granted subsequent to May 21, 2015 generally vest ratably over 3 years. PSUs granted cliff vest after 3 years.
The Plan permits the grant of awards that may deliver up to an aggregate of 12,150,000 shares of common stock further subject to limits within the meaning of Section 162(m) of the Internal Revenue Code, to any individual in a single year. The Plan is administered by the Compensation Committee.
During fiscal 2018, 2017 and 2016, the Company recorded $20.5 million, $13.4 million and $7.5 million of stock-based compensation expense, respectively (the related tax benefit on these amounts was $6.5 million for fiscal 2018, $4.7 million for fiscal 2017, and $2.8 million for fiscal 2016). During fiscal 2018, 2017 and 2016, the Company also recorded $1.3 million, $8.3 million and $4.0 million, respectively, of an excess tax benefit related to stock options exercised during each fiscal year. As of March 31, 2018, there was $23.7 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.61 years.

Stock Options
The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	31%	29%	24%
Weighted-average risk free interest rate	1.99%	1.58%	1.82%
Expected dividend rate	0.0%	0.0%	0.0%
Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for options granted in fiscal 2018 was based on the Company's own historical volatility, while the expected volatility assumption for options granted in prior fiscal years was based on the expected volatilities of publicly-traded companies within the Company’s industry, due to the limited period of time its common stock shares had been publicly traded. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Plan during fiscal 2018, 2017 and 2016 was $8.12, $6.41 and $6.92, respectively. The total fair value of options vested during fiscal 2018, 2017 and 2016 was $16.0 million, $5.8 million and $9.8 million, respectively.
A summary of stock option activity during fiscal 2018, 2017 and 2016 is as follows:

	Years Ended
	March 31, 2018		March 31, 2017		March 31, 2016
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	7,770,670	$18.73	7,854,685	$15.10	8,588,518	$13.04
Granted	1,176,205	23.17	2,602,014	19.72	1,072,556	24.14
Exercised (1)	(543,443)	14.89	(2,116,571)	5.18	(1,278,017)	5.55
Canceled/Forfeited	(285,485)	22.55	(569,458)	23.34	(528,372)	23.53
Outstanding at end of period (2)	8,117,947	$19.50	7,770,670	$18.73	7,854,685	$15.10
Exercisable at end of period (3)	4,810,737	$17.93	3,221,622	$15.25	4,678,216	$9.52
______________________

(1)	The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $6.4 million, $29.1 million and $16.3 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding was 6.1 years at March 31, 2018, 6.6 years at March 31, 2017 and 5.0 years at March 31, 2016. The aggregate intrinsic value of options outstanding at March 31, 2018 was $82.7 million.

(3)
The weighted average remaining contractual life of options exercisable was 4.7 years at March 31, 2018, 4.6 years at March 31, 2017 and 3.0 years at March 31, 2016. The aggregate intrinsic value of options exercisable at March 31, 2018 was $56.5 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	4,549,048	$21.20
Granted	1,176,205	23.17
Vested	(2,169,627)	21.31
Canceled/Forfeited	(248,416)	21.96
Nonvested options at end of period	3,307,210	$21.77

Restricted Stock Units
During fiscal 2018, 2017 and 2016 the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during fiscal 2018, 2017, and 2016 is as follows:

	Years Ended
	March 31, 2018		March 31, 2017		March 31, 2016
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	322,142	$20.59	125,307	$24.67	53,813	$29.06
Granted	250,013	23.19	279,445	19.53	96,952	23.20
Vested	(150,784)	21.92	(48,207)	24.01	(12,866)	29.09
Canceled/Forfeited	(53,189)	22.41	(34,403)	22.00	(12,592)	27.62
Nonvested RSUs at end of period	368,182	$21.55	322,142	$20.59	125,307	$24.67

Performance Stock Units
During fiscal 2018 , 2017 and 2016, the Company granted performance stock units (“PSUs”) to certain of its officers and employees. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during fiscal 2018, 2017 and 2016 is as follows:

	Years Ended
	March 31, 2018		March 31, 2017		March 31, 2016
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	259,930	$24.74	49,136	$28.57	—	$—
Granted	193,071	26.58	219,266	23.95	50,711	28.57
Vested	—	—	—	—	—	—
Canceled/Forfeited	—	—	(8,472)	25.90	(1,575)	28.57
Nonvested PSUs at end of period	453,001	$25.53	259,930	$24.74	49,136	$28.57
The fair value of the portion of PSUs with vesting based on free cash flow conversion is determined based on the Company's closing stock price on the date of grant. The fair value of the portion of PSUs granted in fiscal 2018 and prior years with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model. Assumptions used to determine the fair value of each PSU were based on historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for the portion of PSUs granted during fiscal 2018, 2017 and 2016 using the Monte Carlo method:

	Years Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Expected volatility factor	31%	30%	31%
Weighted-average risk-free interest rate	1.45%	0.86%	1.01%
Expected dividend rate	0.0%	0.0%	0.0%
PSU fair value per share	$31.25	$27.67	$32.06

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
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized a non-cash actuarial (gain) loss of $(3.3) million, $(2.6) million, and $12.9 million, during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.
As of December 31, 2017, the Company merged three of its U.S. defined benefit plans into a single plan, thereby also merging all of the plans' assets. The merger of the three plans was a non-substantive change with no changes to the benefit formulas, vesting provisions, or employees covered by the plans. Accordingly, the Company determined an off-cycle remeasurement of the plans assets and benefit obligations was not required.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Pension Benefits:
Service cost	$1.0	$1.8	$2.2
Interest cost	24.4	25.7	25.5
Expected return on plan assets	(26.7)	(27.1)	(28.8)
Amortization of:
Prior service cost	—	0.1	0.1
(Income) cost associated with special events:
Curtailment (1)	(0.3)	(1.4)	—
Contractual termination benefits (2)	—	2.2	—
Recognition of actuarial (gains) losses	(1.1)	—	13.0
Net periodic benefit (income) cost	$(2.7)	$1.3	$12.0
Other Postretirement Benefits:
Service cost	$—	$0.1	$0.1
Interest cost	1.0	1.1	1.2
Amortization:
Prior service credit	(1.9)	(2.0)	(2.0)
Cost associated with special events:
Curtailment (1)	—	0.4	—
Recognition of actuarial gains	(1.9)	(1.6)	(0.1)
Net periodic benefit income	$(2.8)	$(2.0)	$(0.8)

(1)
During fiscal 2018 and 2017, certain active participants of a foreign pension plan were transferred out of the pension plan and placed into a defined contribution plan, resulting in a curtailment gain of $0.3 million and $1.4 million, respectively. In addition, during fiscal 2017 the Company also recognized a curtailment loss of $0.4 million associated with a postretirement benefit plan resulting from the decision to close a U.S. manufacturing facility in connection with the Company’s ongoing supply chain optimization and footprint repositioning initiatives. See Note 5, Restructuring and Other Similar Charges for additional information. The recognition of the non-cash net curtailment gain of $0.3 million and $1.0 million is recorded within Actuarial (gain) loss on pension and postretirement benefit obligations in the consolidated statements of operations for the fiscal years ended March 31, 2018 and 2017, respectively.

(2)
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

In fiscal 2018, the recognition of $3.3 million of non-cash actuarial gains was primarily due to the foreign pension plan change described above, as well as improved demographic and claims experience associated with the Company’s other postretirement benefit plans. In fiscal 2017, the recognition of $2.6 million of non-cash actuarial gains was primarily associated with the net curtailment gain described above and improved demographic and claims experience associated with the Company’s other postretirement benefit plans.  In fiscal 2016, lower than projected asset growth, partially offset by a slightly higher discount rate and shorter life expectancy assumptions resulted in the recognition of non-cash net actuarial losses of $12.9 million.

The Company made contributions to its U.S. qualified pension plan trusts of $2.9 million, $4.9 million, and $4.9 million during the years ended March 31, 2018, 2017 and 2016, respectively.

The status of the plans are summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2018	Year Ended March 31, 2017
Benefit obligation at beginning of period	$(665.4)	$(674.0)	$(25.7)	$(29.6)
Service cost	(1.0)	(1.8)	—	(0.1)
Interest cost	(24.4)	(25.7)	(1.0)	(1.1)
Actuarial gains	7.3	11.8	2.8	3.7
Benefits paid	41.2	39.8	3.0	3.1
Plan participant contributions	(0.1)	(0.3)	(0.6)	(0.6)
Acquisitions (1)	(6.3)	(18.3)	—	—
Contractual termination benefits	—	(2.2)	—	—
Curtailments	0.3	2.5	—	(1.1)
Translation adjustment	(10.6)	2.8	—	—
Benefit obligation at end of period	$(659.0)	$(665.4)	$(21.5)	$(25.7)
Plan assets at the beginning of the period	$513.0	$503.6	$—	$—
Actual return on plan assets	23.6	26.6	—	—
Contributions	5.9	8.6	3.0	3.1
Benefits paid	(41.2)	(39.8)	(3.0)	(3.1)
Acquisitions (1)	2.3	14.9		—
Translation adjustment	3.8	(0.9)		—
Plan assets at end of period	$507.4	$513.0	$—	$—
Funded status of plans	$(151.6)	$(152.4)	$(21.5)	$(25.7)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.6	$0.6	$—	$—
Current liabilities	(2.4)	(2.2)	(2.1)	(2.1)
Long-term liabilities	(149.8)	(150.8)	(19.4)	(23.6)
Total net funded status	$(151.6)	$(152.4)	$(21.5)	$(25.7)

(1)	Includes the acquisition of Centa and Cambridge during fiscal 2018 and 2017, respectively. See Note 3 Acquisitions for additional information.
As of March 31, 2018, the Company had pension plans with a combined projected benefit obligation of $659.0 million compared to plan assets of $507.4 million, resulting in an under-funded status of $151.6 million compared to an under-funded status of $152.4 million at March 31, 2017. The Company’s funded status has improved year over year primarily due to increased funding coupled with actuarial gains resulting from a shorter life expectancy assumption partially offset by actuarial losses due to lower interest rates and less favorable asset return. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2018 and 2017 consist of the following (in millions):

	As of March 31, 2018
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.2)	$(1.2)	$(1.4)
Unrecognized actuarial loss (gain)	46.2	(1.7)	44.5
Accumulated other comprehensive loss (income), gross	46.0	(2.9)	43.1
Deferred income tax (benefit) provision	(15.9)	1.0	(14.9)
Accumulated other comprehensive loss (income), net	$30.1	$(1.9)	$28.2

	As of March 31, 2017
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(3.1)	$(3.2)
Unrecognized actuarial loss (gain)	49.4	(0.8)	48.6
Accumulated other comprehensive loss (income), gross	49.3	(3.9)	45.4
Deferred income tax (benefit) provision	(18.7)	1.5	(17.2)
Accumulated other comprehensive loss (income), net	$30.6	$(2.4)	$28.2
The Company expects to recognize zero and $1.2 million of prior service costs (credits) included in accumulated other comprehensive (loss) income for pension benefits and other postretirement benefits, respectively, as components of net periodic benefit cost during the next fiscal year.
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2018	March 31, 2017	March 31, 2016
Benefit Obligations:
Discount rate	3.7%	3.9%	3.8%	4.0%	4.0%	3.9%
Rate of compensation increase	2.9%	3.0%	3.1%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.9%	3.8%	3.7%	4.0%	3.9%	3.8%
Rate of compensation increase	3.0%	3.0%	3.4%	n/a	n/a	n/a
Expected return on plan assets	5.3%	5.3%	5.3%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions.
The following table presents the Company’s target investment allocations for the year ended March 31, 2018 and actual investment allocations at March 31, 2018 and 2017.

	Plan Assets
	2018			2017
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20 - 30%	29%	28%	30%
Debt securities (including cash and cash equivalents)	55 - 80%	65%	65%	64%
Other	0 - 10%	6%	7%	6%

(1)	The investment policy allocation represents the guidelines of the Company's principal U.S. pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's principal U.S. pension plans.

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
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2018 and 2017, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements.

	As of March 31, 2018
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$2.2	$—	$—	$3.7	$5.9
Investment funds
Fixed income funds (2)	10.7	—	—	317.3	328.0
U.S. equity funds (3)	2.3	—	—	59.6	61.9
International equity funds (3)	0.3	—	—	35.6	35.9
Balanced funds (3)	—	—	—	9.5	9.5
Alternative investment funds (4)	—	—	—	36.0	36.0
Insurance contracts	—	—	30.2	—	30.2
Total	$15.5	$—	$30.2	$461.7	507.4

	As of March 31, 2017
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$2.0	$—	$—	$4.5	$6.5
Investment funds
Fixed income funds (2)	8.8	—	—	317.5	326.3
U.S. equity funds (3)	3.7	—	—	65.2	68.9
International equity funds (3)	2.0	—	—	38.5	40.5
Balanced funds (3)	—	—	—	9.3	9.3
Alternative investment funds (4)	—	—	—	37.6	37.6
Insurance contracts	—	—	23.9	—	23.9
Total	$16.5	$—	$23.9	$472.6	513.0

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

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2018 and 2017 (in millions):

Insurance Contracts
Ending balance, March 31, 2016	$22.6
Actual return on assets:
Related to assets held at reporting date	1.3
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2017	23.9
Actual return on assets:
Related to assets held at reporting date	3.9
Related to assets acquired by acquisition (1)	2.4
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2018	$30.2

(1)	Relates to the assets acquired in connection with the Company's acquisition of Centa during fiscal 2018. See Note 3 Acquisitions for additional information.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Year Ending March 31:	Pension Benefits	Other Postretirement Benefits
2019	$41.2	$2.1
2020	41.3	2.2
2021	41.1	2.1
2022	41.0	1.9
2023	40.8	1.7
2024-2028	200.0	7.1

Pension Plans That Are Not Fully Funded
At March 31, 2018, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $625.0 million, $620.0 million and $472.8 million, respectively.
At March 31, 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $658.9 million, $652.2 million and $506.1 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.5% in fiscal 2018 grading down to 5.0% in fiscal 2024 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Year Ended March 31,			Year Ended March 31,
	2018	2017	2016	2018	2017	2016
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.1	$(0.1)	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	1.5	2.1	2.6	(1.3)	(1.8)	(2.2)
Multi-Employer and Government-sponsored Plans
The Company participates in certain multi-employer and government-sponsored plans for eligible employees. As of March 31, 2017, the Company no longer has any employees participating in multi-employer and government-sponsored plans. Expense recognized related to these plans during each of the years ended March 31, 2017 and 2016 was $0.2 million and $0.2 million, respectively.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $15.0 million, $12.4 million, and $14.2 million for the years ended March 31, 2018, 2017 and 2016, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for certain executives and other highly compensated employees. Assets are invested primarily in mutual funds and corporate-owned life insurance contracts held in a Rabbi trust and restricted for payments to participants of the plan. The assets and liabilities are classified as other assets and other liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust and changes in the value of the deferred compensation liability are recorded in other income (expense), net in the consolidated statements of operations.
The fair values of the Company’s deferred compensation plan assets and liability are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13 Fair Value Measurements.

	Fair Value as of March 31, 2018
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.6	$—	$—	$1.6
Corporate-owned life insurance policies (2)	—	1.9	—	1.9
Total assets at fair value	$1.6	$1.9	$—	$3.5

Deferred compensation liability at fair value (3):	$3.5	$—	$—	$—

	Fair Value as of March 31, 2017
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.4	$—	$—	$1.4
Total assets at fair value	$1.4	$—	$—	$1.4

Deferred compensation liability at fair value (3):	$1.4	$—	$—	$1.4

(1)
The Company has elected to use the fair value option for the mutual funds to better align the measurement of the assets with the measurement of the liability, which are measured using quoted prices of identical instruments in active markets and are categorized as Level 1.

(2)
The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds, and are categorized as Level 2.

(3)	The deferred compensation liability is measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants.

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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction (“DPAD”). The majority of these changes are effective for the Company’s fiscal year beginning April 1, 2018. However, the corporate income tax rate reduction is effective January 1, 2018. As such, the Company’s effective statutory federal corporate income tax rate for the tax year ended March 31, 2018 is 31.55%. In addition, the one-time repatriation tax has been recognized by the Company for the tax year ended March 31, 2018.
In acknowledgment of the substantial and substantive changes incorporated in U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e. all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company has obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform (including subsequent Internal Revenue Service (“IRS”) Notices, etc.). Based upon this review to date, the Company has recognized an estimated net income tax benefit with respect to U.S. Tax Reform and related guidance for fiscal 2018 of $66.5 million. This net income tax benefit reflects a $66.5 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform), the one-time repatriation tax of $1.4 million (including state income tax), offset by $1.4 million relating to the remeasurement of unrecognized tax benefits impacted by the one-time repatriation tax. Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded for fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information and related interpretations. For example, the Company was required to use estimates for earnings and profits and taxes in conjunction with determining the impact of the one-time repatriation tax. Similarly, due to recent acquisitions, deferred taxes generally remain “open,” such that any purchase accounting entries recorded that impact opening deferred taxes will automatically require a restatement to the 21% statutory federal tax rate (from the 35% rate required to be used for purchase accounting purposes). In addition, in relation to the remeasurement of the Company’s net U.S. deferred tax liability (as well as numerous other aspects of U.S. Tax Reform), the Company had to use judgment based upon currently available guidance and interpretations of such guidance. Future guidance could result in changes to the Company’s current interpretation, and as such, result in changes to previously recorded amounts. Although the Company believes the net income tax benefit recognized for fiscal 2018 outlined above is a reasonable estimate based upon the available information and analysis completed to date, these related amounts will likely change, possibly materially, based upon finalization of actual financial information and as further clarification is provided with respect to the application of various tax law changes incorporated by U.S. Tax Reform. As such, the Company expects to update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary. Lastly, the Company is still evaluating the potential future impact of the global intangible low-taxed income ("GILTI") provisions of U.S. Tax Reform. In accordance with U.S. GAAP, any potential future impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company's deferred tax balances. To date, the Company has not made a final accounting policy decision with respect to this item as such decision will be dependent upon further analysis, clarification of GILTI tax provisions under U.S. Tax Reform and potential future changes to the Company's existing legal structure, all of which are currently unknown. As such, the Company's fiscal 2018 financial statements do not reflect any amounts with respect to potential GILTI tax.

Income Tax (Benefit) Provision
The components of the (benefit) provision for income taxes are as follows (in millions):

	Year ended March 31,
	2018	2017	2016
Current:
United States	$26.7	$12.1	$24.0
Non-United States	25.5	20.3	15.3
State and local	3.9	2.2	3.9
Total current	56.1	34.6	43.2
Deferred:
United States	(70.4)	(18.0)	(10.2)
Non-United States	(3.0)	(6.8)	1.1
State and local	(2.2)	(1.9)	(17.0)
Total deferred	(75.6)	(26.7)	(26.1)
(Benefit) Provision for income taxes	$(19.5)	$7.9	$17.1
The (benefit) provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2018	2017	2016
Provision for income taxes at U.S. federal statutory income tax rate	$17.8	$28.7	$30.1
State and local income taxes, net of federal benefit	2.9	0.8	2.7
Net effects of foreign rate differential	(2.5)	(1.3)	(3.0)
Net effects of foreign operations	(8.4)	(4.4)	(2.1)
Net effect to deferred taxes for U.S. Tax Reform	(66.5)	—	—
Nondeductible goodwill impairment charges	35.1	—	—
Unrecognized tax benefits, net of federal benefit	1.1	0.5	(11.3)
Domestic production activities deduction	(3.2)	(2.7)	(1.3)
Research and development credit	(0.9)	(7.6)	—
Excess tax benefits related to equity compensation	(0.5)	(7.0)	—
Changes in valuation allowance	4.8	0.5	2.3
Other	0.8	0.4	(0.3)
(Benefit) provision for income taxes	$(19.5)	$7.9	$17.1
The (benefit) provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year ended March 31,
	2018	2017	2016
United States	$86.6	$50.4	$45.3
Non-United States	(30.1)	31.6	40.7
Income before income taxes	$56.5	$82.0	$86.0

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2018	March 31, 2017
Deferred tax assets:
Compensation and retirement benefits	$47.9	$79.9
General accruals and reserves	9.2	18.1
State tax net operating loss carryforwards	23.1	19.2
Foreign net operating loss and interest carryforwards	33.3	22.5
Other	1.2	7.9
Total deferred tax assets before valuation allowance	114.7	147.6
Valuation allowance	(40.4)	(27.7)
Total deferred tax assets	74.3	119.9
Deferred tax liabilities:
Property, plant and equipment	37.0	39.9
Inventories	18.1	31.5
Intangible assets and goodwill	153.6	217.5
Cancellation of indebtedness	7.1	27.6
Total deferred tax liabilities	215.8	316.5
Net deferred tax liabilities	$141.5	$196.6

Net amount on Consolidated Balance Sheet consists of:
Other assets	$15.1	$12.2
Deferred income taxes	(156.6)	(208.8)
Net long-term deferred tax liabilities	$(141.5)	$(196.6)
Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of March 31, 2018. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Similarly, a valuation allowance was recorded at March 31, 2018 for certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards for which utilization was deemed uncertain. The increase in the valuation allowance presented above was generally due to an increase in certain foreign NOL carryforwards and other related deferred tax assets which management has deemed the realization of such assets as not being more-likely-than-not. However, approximately $3.9 million of the $12.7 million increase in the valuation allowance was a result of remeasuring the related, federally tax-effected asset (state NOL carryforwards) from 65% to 79% (i.e. both the state NOL carryforward deferred tax asset and the related valuation allowance increased by $3.9 million). The carryforward periods for the state NOLs range from five to twenty years. Certain foreign NOL carryforwards are subject to a five year expiration period, and the carryforward period for the remaining foreign NOLs is indefinite.
At March 31, 2018, the Company had approximately $498.2 million of state NOL carryforwards, expiring over various years ending through March 31, 2034. The Company has a valuation allowance of $19.3 million recorded against the related deferred tax asset. In addition, at March 31, 2018, the Company had approximately $113.2 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $21.1 million against these NOL carryforwards as well as other related deferred tax assets.
No provision has been made for United States federal income taxes related to approximately $136.0 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. Due to the resulting additional foreign tax credits, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $6.6 million, would not be expected to be significant to the Company’s consolidated financial statements.
The Company’s total liability for net accrued income taxes as of March 31, 2018 and 2017 was $6.0 million and $6.9 million, respectively. This net amount was presented in the consolidated balance sheets as Income taxes payable (separately disclosed in Other current liabilities) of $25.1 million and $17.8 million as of March 31, 2018 and 2017, respectively; and as Income taxes receivable of $19.1 million and $10.9 million as of March 31, 2018 and 2017, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2018, 2017 and 2016 was $60.7 million, $40.0 million and $46.9 million, respectively.

Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of March 31, 2018 and March 31, 2017 was $20.1 million and $18.1 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2018 and March 31, 2017 (in millions):

	Year Ended March 31,
	2018	2017
Balance at beginning of period	$15.0	$13.2
Additions based on tax positions related to the current year	0.8	0.8
Additions for tax positions of prior years	—	2.8
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	(0.6)	(1.7)
Cumulative translation adjustment	0.4	(0.1)
Balance at end of period	$15.6	$15.0
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2018 and March 31, 2017, the total amount of unrecognized tax benefits includes $5.7 million and $4.7 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the fiscal years ended March 31, 2018, 2017, and 2016 was $1.0 million, $0.6 million, and $(8.6) million, respectively.
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2018, Zurn and numerous other unrelated companies were defendants in approximately 6,400 asbestos related lawsuits representing approximately 16,200 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2018, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $38.0 million of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $38.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2018, is approximately $239.6 million, and believes that all current claims are covered by insurance. However, principally as a result of the past insolvency of certain of the Company's insurance carriers, certain coverage gaps will exist if and after the Company's other carriers have paid the first $163.6 million of aggregate liabilities.

As of March 31, 2018, the Company had a recorded receivable from its insurance carriers of $38.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $239.6 million of insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed $239.6 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the consolidated balance sheets.
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

Sale-Leaseback Transaction:

During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downer's Grove, Illinois and received net proceeds from the transaction of $5.8 million. Due to the Company's continuing involvement with the construction of a new facility at the same location, the property did not qualify for sale accounting under the sale-leaseback accounting guidance during the construction period and as a result it has been accounted for as a financing transaction, with the $5.8 million of proceeds being classified in the consolidated balance sheets in other current liabilities. The Company will depreciate the carrying value of the building over the expected remaining useful life. No gain or loss was recognized from the transaction.

As a result of the Company's anticipated involvement during the construction period of the new manufacturing facility the Company is considered, for accounting purposes only, the owner of the construction asset under build-to-suit lease accounting. Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance. As of March 31, 2018, the Company has recorded a financing lease obligation of $7.5 million associated with the construction asset of the same value.
19. Public Offering and Common Stock Repurchases
Preferred Stock
On December 7, 2016, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depositary share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
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
The net proceeds from the offering were approximately $389.7 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under the Credit Agreement, with the remainder retained for general corporate purposes. The Company accrued $23.2 million and $7.3 million of dividends and paid $23.2 million and $4.4 million in cash related to these dividends during fiscal 2018 and 2017, respectively. As of March 31, 2018, there were no dividends in arrears on the Series A Preferred Stock.
Issuer Repurchases of Equity Securities
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. No shares of common stock were repurchased in fiscal 2018 or 2017. During fiscal 2016, the Company repurchased 1,552,500 shares of common stock at a total cost of $40.0 million at an average price of $25.76. The repurchased shares were canceled by the Company upon receipt. At March 31, 2018, approximately $160.0 million of repurchase authority remained.
20. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord, Rex, FlatTop, Falk, Link-Belt, Cambridge, and Centa. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn, Wilkins, World Dryer, and VAG. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2 Significant Accounting Policies).

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$690.5	$594.6	$572.3
Maintenance, repair, and operations	550.7	540.1	528.0
Total Process & Motion Control	1,241.2	1,134.7	1,100.3
Water Management:
Water safety, quality, flow control and conservation	566.9	538.9	534.1
Water infrastructure	257.9	244.6	289.4
Total Water Management	824.8	783.5	823.5
Consolidated net sales	2,066.0	1,918.2	1,923.8
Income (loss) from operations
Process & Motion Control	193.8	134.9	146.8
Water Management	(3.0)	85.1	72.8
Corporate	(43.7)	(36.3)	(45.3)
Consolidated income from operations	147.1	183.7	174.3
Non-operating expense:
Interest expense, net	(75.6)	(88.7)	(91.4)
Loss on the extinguishment of debt	(11.9)	(7.8)	—
Other (expense) income, net	(3.1)	(5.2)	3.1
Income from continuing operations before income taxes	56.5	82.0	86.0
(Benefit) provision for income taxes	(19.5)	7.9	17.1
Net income from continuing operations	76.0	74.1	68.9
Loss from discontinued operations, net of tax	—	—	(1.4)
Net income	76.0	74.1	67.5
Non-controlling interest income (loss)	0.1	—	(0.4)
Net income attributable to Rexnord	75.9	74.1	67.9
Dividends on preferred stock	(23.2)	(7.3)	—
Net income attributable to Rexnord common stockholders	$52.7	$66.8	$67.9

Depreciation and Amortization
Process & Motion Control	$56.0	$69.9	$77.3
Water Management	33.7	35.5	38.1
Consolidated	$89.7	$105.4	$115.4
Capital Expenditures
Process & Motion Control	$34.2	$42.0	$43.6
Water Management	6.5	12.5	8.5
Consolidated	$40.7	$54.5	$52.1

	March 31, 2018	March 31, 2017	March 31, 2016
Total Assets
Process & Motion Control	$2,598.8	$2,671.4	$2,412.7
Water Management	820.9	862.3	933.2
Corporate	4.0	5.6	8.9
Consolidated	$3,423.7	$3,539.3	$3,354.8

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016	March 31, 2018	March 31, 2017	March 31, 2016
United States	$1,392.8	$1,320.3	$1,306.9	$264.7	$267.2	$276.0
Europe	381.6	332.6	370.8	127.9	72.2	80.5
Rest of World	291.6	265.3	246.1	63.8	61.5	40.7
	$2,066.0	$1,918.2	$1,923.8	$456.4	$400.9	$397.2
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.
21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$487.7	$510.8	$492.3	$575.2	$2,066.0
Gross profit	176.0	188.3	182.9	209.7	756.9
Net income (loss) attributable to Rexnord	26.5	29.8	81.6	(62.0)	75.9
Dividends on preferred stock	(5.8)	(5.8)	(5.8)	(5.8)	(23.2)
Net income (loss) attributable to Rexnord common stockholders	$20.7	$24.0	$75.8	$(67.8)	$52.7

Net income (loss) per share attributable to Rexnord common stockholders
Basic	$0.20	$0.23	$0.73	$(0.65)	$0.51
Diluted	$0.20	$0.23	$0.67	$(0.65)	$0.50

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$471.8	$491.0	$451.8	$503.6	$1,918.2
Gross profit	165.4	174.0	153.0	175.6	668.0
Net income attributable to Rexnord	18.9	24.6	3.2	27.4	74.1
Dividends on preferred stock	—	—	(1.5)	(5.8)	(7.3)
Net income attributable to Rexnord common stockholders	$18.9	$24.6	$1.7	$21.6	$66.8

Net income per share attributable to Rexnord common stockholders
Basic	$0.19	$0.24	$0.02	$0.21	$0.65
Diluted	$0.18	$0.24	$0.02	$0.21	$0.64

22. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of March 31, 2018 and 2017, and for the twelve-month periods ended March 31, 2018, 2017 and 2016 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the Notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$40.9	$176.7	$—	$217.6
Receivables, net	—	—	206.5	166.7	—	373.2
Inventories, net	—		201.1	143.7	—	344.8
Income tax receivable	7.4	—	5.7	6.0	—	19.1
Other current assets	—	—	12.2	30.8	—	43.0
Total current assets	7.4	—	466.4	523.9	—	997.7
Property, plant and equipment, net	—	—	253.9	202.5	—	456.4
Intangible assets, net	—	—	443.1	134.4	—	577.5
Goodwill	—	—	1,010.6	265.5	—	1,276.1
Investment in:
Issuer subsidiaries	1,177.5	—	—	—	(1,177.5)	—
Guarantor subsidiaries	—	3,053.3	—	—	(3,053.3)	—
Non-guarantor subsidiaries	—	—	602.3	—	(602.3)	—
Other assets	40.6	1.3	34.1	40.0	—	116.0
Total assets	$1,225.5	$3,054.6	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$3.8	$—	$3.9
Trade payables	—	—	130.4	95.6	—	226.0
Compensation and benefits	—	—	42.0	28.0	—	70.0
Current portion of pension and postretirement benefit obligations	—	—	2.4	2.1	—	4.5
Other current liabilities	3.0	9.4	77.9	59.5	—	149.8
Total current liabilities	3.0	9.4	252.8	189.0	—	454.2
Long-term debt	—	1,285.8	55.8	10.5	—	1,352.1
Note (receivable from) payable to affiliates, net	9.4	581.2	(845.5)	254.9	—	—
Pension and postretirement benefit obligations	—	—	114.7	54.5	—	169.2
Deferred income taxes	—	0.7	117.1	38.8	—	156.6
Other liabilities	0.3	—	62.2	16.3	—	78.8
Total liabilities	12.7	1,877.1	(242.9)	564.0	—	2,210.9
Total stockholders' equity	1,212.8	1,177.5	3,053.3	602.3	(4,833.1)	1,212.8
Total liabilities and stockholders' equity	$1,225.5	$3,054.6	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7

Condensed Consolidating Balance Sheets
March 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.9	$0.1	$253.3	$231.8	$—	$490.1
Receivables, net	—	—	191.3	131.6	—	322.9
Inventories, net	—	—	223.8	91.1	—	314.9
Income tax receivable	4.4	—	1.1	5.4	—	10.9
Other current assets	—	—	9.9	29.4	—	39.3
Total current assets	9.3	0.1	679.4	489.3	—	1,178.1
Property, plant and equipment, net	—	—	255.3	145.6	—	400.9
Intangible assets, net	—	—	441.9	116.7	—	558.6
Goodwill	—	—	996.8	321.4	—	1,318.2
Investment in:
Issuer subsidiaries	1,020.1	—	—	—	(1,020.1)	—
Guarantor subsidiaries	—	2,835.2	—	—	(2,835.2)	—
Non-guarantor subsidiaries	—	—	602.2	—	(602.2)	—
Other assets	22.6	1.8	46.8	12.3	—	83.5
Total assets	$1,052.0	$2,837.1	$3,022.4	$1,085.3	$(4,457.5)	$3,539.3
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$16.1	$0.4	$—	$—	$16.5
Trade payables	—	—	120.3	77.5	—	197.8
Compensation and benefits	—	—	32.4	21.9	—	54.3
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.9	—	4.3
Other current liabilities	—	5.7	76.4	45.3	—	127.4
Total current liabilities	—	21.8	231.9	146.6	—	400.3
Long-term debt	—	1,568.4	37.7	0.1	—	1,606.2
Note (receivable from) payable to affiliates, net	(18.7)	215.5	(442.2)	245.4	—	—
Pension and postretirement benefit obligations	—	—	124.6	49.8	—	174.4
Deferred income taxes	—	1.0	175.7	32.1	—	208.8
Other liabilities	0.1	10.3	59.5	9.1	—	79.0
Total liabilities	(18.6)	1,817.0	187.2	483.1	—	2,468.7
Total stockholders' equity	1,070.6	1,020.1	2,835.2	602.2	(4,457.5)	1,070.6
Total liabilities and stockholders' equity	$1,052.0	$2,837.1	$3,022.4	$1,085.3	$(4,457.5)	$3,539.3

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,488.6	$750.1	$(172.7)	$2,066.0
Cost of sales	—	—	936.5	545.3	(172.7)	1,309.1
Gross profit	—	—	552.1	204.8	—	756.9
Selling, general and administrative expenses	—	—	314.8	134.7		449.5
Restructuring and other similar charges	—	—	13.5	5.3		18.8
Actuarial gain on pension and postretirement benefit obligations	—	—	(1.8)	(1.5)		(3.3)
Amortization of intangible assets	—	—	27.0	6.6		33.6
Goodwill impairment	—	—	24.0	87.2	—	111.2
Income (loss) from operations	—	—	174.6	(27.5)	—	147.1
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(75.3)	(0.4)	0.1	—	(75.6)
To affiliates	3.1	27.4	(13.2)	(17.3)	—	—
Loss on extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Other (expense) income, net	—	(0.2)	(9.1)	6.2	—	(3.1)
Income (loss) before income taxes from operations	3.1	(60.0)	151.9	(38.5)	—	56.5
(Benefit) provision for income taxes	—	(4.3)	(37.8)	22.6	—	(19.5)
Income (loss) before equity in income of subsidiaries	3.1	(55.7)	189.7	(61.1)	—	76.0
Equity in earnings (loss) of subsidiaries	72.9	128.6	(61.1)	—	(140.4)	—
Net income (loss)	76.0	72.9	128.6	(61.1)	(140.4)	76.0
Non-controlling interest income	—	—	0.1	—	—	0.1
Net income (loss) attributable to Rexnord	76.0	72.9	128.5	(61.1)	(140.4)	75.9
Dividends on preferred stock	(23.2)	—	—	—	—	(23.2)
Net income (loss) attributable to Rexnord common stockholders	52.8	72.9	128.5	(61.1)	(140.4)	52.7

Comprehensive income (loss)	$76.0	$88.9	$131.4	$(17.0)	$(140.4)	$138.9

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,407.2	$626.0	$(115.0)	$1,918.2
Cost of sales	—	—	918.5	446.7	(115.0)	1,250.2
Gross profit	—	—	488.7	179.3	—	668.0
Selling, general and administrative expenses	—	—	294.5	118.7	—	413.2
Restructuring and other similar charges		—	28.0	3.6	—	31.6
Actuarial gain on pension and postretirement benefit obligations	—	—	(1.3)	(1.3)	—	(2.6)
Amortization of intangible assets	—	—	35.5	6.6	—	42.1
Income from operations	—	—	132.0	51.7	—	183.7
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(88.1)	(0.5)	(0.1)	—	(88.7)
To affiliates	1.1	74.3	(53.4)	(22.0)	—	—
Loss on extinguishment of debt	—	(7.8)	—	—	—	(7.8)
Other expense, net	—	(0.3)	(2.1)	(2.8)	—	(5.2)
Income (loss) before income taxes from operations	1.1	(21.9)	76.0	26.8	—	82.0
Provision (benefit) for income taxes	—	0.1	(5.8)	13.6	—	7.9
Net income (loss) before equity in loss of subsidiaries	1.1	(22.0)	81.8	13.2	—	74.1
Equity in earnings of subsidiaries	73.0	95.0	13.2	—	(181.2)	—
Net income from continuing operations	74.1	73.0	95.0	13.2	(181.2)	74.1
Loss from discontinued operations	—	—	—	—	—	—
Net income	74.1	73.0	95.0	13.2	(181.2)	74.1
Non-controlling interest income (loss)	—	—	—	—	—	—
Net income attributable to Rexnord	74.1	73.0	95.0	13.2	(181.2)	74.1
Dividends on preferred stock	(7.3)	—	—	—	—	(7.3)
Net income attributable to Rexnord common stockholders	66.8	73.0	95.0	13.2	(181.2)	66.8

Comprehensive income	$74.1	$77.5	$86.0	$19.7	$(181.2)	$76.1

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2016
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,398.3	$631.5	$(106.0)	$1,923.8
Cost of sales	—	—	927.1	437.5	(106.0)	1,258.6
Gross profit	—	—	471.2	194.0	—	665.2
Selling, general and administrative expenses	—	—	272.2	113.5	—	385.7
Restructuring and other similar charges	—	—	24.6	10.3	—	34.9
Actuarial loss (gain) on pension and postretirement benefit obligations	—	—	13.1	(0.2)	—	12.9
Amortization of intangible assets	—	—	50.5	6.9	—	57.4
Income from operations	—	—	110.8	63.5	—	174.3
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(90.4)	(0.5)	(0.5)	—	(91.4)
To affiliates	—	66.1	(49.5)	(16.6)	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other income (expense), net	—	—	3.7	(0.6)	—	3.1
(Loss) income before income taxes from operations	—	(24.3)	64.5	45.8	—	86.0
Provision for income taxes	—	—	0.7	16.4	—	17.1
Net (loss) income before equity in loss of subsidiaries	—	(24.3)	63.8	29.4	—	68.9
Equity in earnings of subsidiaries	67.5	91.8	29.2	—	(188.5)	—
Net income from continuing operations	67.5	67.5	93.0	29.4	(188.5)	68.9
Loss from discontinued operations	—	—	(1.2)	(0.2)	—	(1.4)
Net income	67.5	67.5	91.8	29.2	(188.5)	67.5
Non-controlling interest loss	—	—	—	(0.4)	—	(0.4)
Net Income attributable to Rexnord	67.5	67.5	91.8	29.6	(188.5)	67.9
Dividends on preferred stock	—	—	—	—	—	—
Net income attributable to Rexnord common stockholders	67.5	67.5	91.8	29.6	(188.5)	67.9

Comprehensive income	$67.5	$66.6	$89.9	$23.6	$(188.5)	$58.7

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$12.3	$313.4	$(161.2)	$64.0	$—	$228.5
Investing activities
Expenditures for property, plant and equipment	—	—	(28.4)	(12.3)	—	(40.7)
Acquisitions, net of cash	—	—	(50.0)	(123.6)	—	(173.6)
Proceeds from dispositions of property, plant and equipment	—	—	5.3	0.2	—	5.5
Cash used for investing activities	—	—	(73.1)	(135.7)	—	(208.8)
Financing activities
Proceeds from borrowings of long-term debt	—	1,324.0	205.8	—	—	1,529.8
Repayments of long-term debt	—	(1,602.2)	(189.7)	—	—	(1,791.9)
Repayments of short-term debt	—	(24.3)	—	—	—	(24.3)
Payment of debt issuance costs	—	(11.0)	—	—	—	(11.0)
Proceeds from exercise of stock options	6.0	—	—	—	—	6.0
Proceeds from financing lease obligation	—	—	5.8	—	—	5.8
Payments of dividend on preferred stock	(23.2)	—	—	—	—	(23.2)
Cash (used for) provided by financing activities	(17.2)	(313.5)	21.9	—	—	(308.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	16.6	—	16.6
(Decrease) increase in cash, cash equivalents and restricted cash	(4.9)	(0.1)	(212.4)	(55.1)	—	(272.5)
Cash, cash equivalents and restricted cash at beginning of period	4.9	0.1	253.3	231.8	—	490.1
Cash, cash equivalents and restricted cash at end of period	$—	$—	$40.9	$176.7	$—	$217.6

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2017
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net cash (used for) provided by operating activities	$(397.5)	$308.8	$215.7	$68.1	$—	$195.1
Investing activities
Expenditures for property, plant and equipment	—	—	(43.3)	(11.2)	—	(54.5)
Acquisitions, net of cash	—	—	(213.4)	(0.3)	—	(213.7)
Proceeds from dispositions of property, plant and equipment	—	—	4.2	—	—	4.2
Cash used for investing activities	—	—	(252.5)	(11.5)	—	(264.0)
Financing activities
Proceeds from borrowings of long-term debt	—	1,590.3	—	—	—	1,590.3
Repayments of long-term debt	—	(1,885.8)	—	—	—	(1,885.8)
Proceeds from borrowings of short-term debt	—	16.1	—	—	—	16.1
Repayments of short-term debt	—	(19.5)	—	—	—	(19.5)
Payment of debt issuance costs	—	(11.8)	—	—	—	(11.8)
Deferred acquisition payment	—	—	—	(5.7)	—	(5.7)
Proceeds from issuance of preferred stock, net of direct offering costs	389.7	—	—	—	—	389.7
Payments of dividends on preferred stock	(4.4)	—	—	—	—	(4.4)
Proceeds from exercise of stock options	11.0	—	—	—	—	11.0
Cash provided by (used for) financing activities	396.3	(310.7)	—	(5.7)	—	79.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(5.5)	—	(5.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(1.2)	(1.9)	(36.8)	45.4	—	5.5
Cash, cash equivalents and restricted cash at beginning of period	6.1	2.0	290.1	186.4	—	484.6
Cash, cash equivalents and restricted cash at end of period	$4.9	$0.1	$253.3	$231.8	$—	$490.1

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2016
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net cash provided (used for) by operating activities	$32.7	$26.9	$101.9	$57.5	$—	$219.0
Investing activities
Expenditures for property, plant and equipment	—	—	(39.4)	(12.7)	—	(52.1)
Acquisitions, net of cash	—	—	—	1.1	—	1.1
Proceeds from dispositions of property, plant and equipment	—	—	5.8	—	—	5.8
Cash used for investing activities	—	—	(33.6)	(11.6)	—	(45.2)
Financing activities
Proceeds from borrowings of long-term debt	—	0.9	—	—	—	0.9
Repayments of long-term debt	—	(19.5)	—	—	—	(19.5)
Repayments of short-term debt	—	(5.9)	—	—	—	(5.9)
Payment of debt issuance costs	—	(0.9)	—	—	—	(0.9)
Proceeds from exercise of stock options	5.1	—	—	—	—	5.1
Repurchase of Company common stock	(40.0)	—	—	—	—	(40.0)
Excess tax benefit on exercise of stock options	—	—	4.0	—	—	4.0
Cash (used for) provided by financing activities	(34.9)	(25.4)	4.0	—	—	(56.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(3.2)	—	(3.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(2.2)	1.5	72.3	42.7	—	114.3
Cash, cash equivalents and restricted cash at beginning of period	8.3	0.5	217.8	143.7	—	370.3
Cash, cash equivalents and restricted cash at end of period	$6.1	$2.0	$290.1	$186.4	$—	$484.6

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2019 annual meeting, to be held on or about July 26, 2018 (the "Fiscal 2019 Proxy Statement"), and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.rexnordcorporation.com. To obtain a copy, free of charge, please submit a written request to Rexnord Investor Relations, 247 Freshwater Way, Milwaukee, Wisconsin 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnordcorporation.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Corporate Governance - Directors' Compensation" in the Fiscal 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Fiscal 2019 Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	8,939,130	$19.50	3,894,196
Equity compensation plans not approved by security holders	None	None	None
Total	8,939,130	$19.50	3,894,196
____________________

(1)	Represents options, PSUs and RSUs granted under the Performance Incentive Plan or 2006 Stock Option Plan. No further options may be granted under the 2006 Stock Option Plan.

(2)	The average exercise price excludes PSUs and RSUs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2019 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2018, 2017 and 2016 and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2018, 2017 and 2016 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2016:
Valuation allowance for trade and notes receivable	$16.8	$(6.8)	$—	$(0.1)	$(1.0)	$8.9
Valuation allowance for income taxes	25.0	4.2	—	—	(2.0)	27.2
Fiscal Year 2017:
Valuation allowance for trade and notes receivable	8.9	0.7	2.0	—	(1.0)	10.6
Valuation allowance for income taxes	27.2	4.0	0.2	—	(3.7)	27.7
Fiscal Year 2018:
Valuation allowance for trade and notes receivable	10.6	4.7	0.6	0.2	(3.4)	12.7
Valuation allowance for income taxes	27.7	9.8	—	7.9	(5.0)	40.4

(1)	Uncollectible amounts, dispositions charged against the accrual and utilization of net operating losses.

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

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 14, 2018
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

/s/ Todd A. Adams	President, Chief Executive Officer	May 14, 2018
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 14, 2018
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Paul W. Jones	Director	May 14, 2018
Paul W. Jones

/s/ Mark S. Bartlett	Director	May 14, 2018
Mark S. Bartlett

/s/ Thomas D. Christopoul	Director	May 14, 2018
Thomas D. Christopoul

/s/ Theodore D. Crandall	Director	May 14, 2018
Theodore D. Crandall

/s/ David C. Longren	Director	May 14, 2018
David C. Longren

/s/ George C. Moore	Director	May 14, 2018
George C. Moore

/s/ John M. Stropki	Director	May 14, 2018
John M. Stropki

/s/ John S. Stroup	Director	May 14, 2018
John S. Stroup

/s/ Robin A. Walker-Lee	Director	May 14, 2018
Robin A. Walker-Lee

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1(a)	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

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
Exhibit 4.2 to the Company's Form 8-K dated December 1, 2016

4.4	Form of Depositary Receipt for the Depositary Shares	Exhibit A to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2016

4.5	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Company’s Form 8-K dated December 7, 2017
4.6	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.5 hereto)	Exhibit 4.2 to the Company’s Form 8-K dated December 7, 2017
4.7	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to the Company’s Form 8-K dated December 7, 2017
10.1(a)	The Company's 2006 Stock Option Plan, as amended (“2006 Option Plan”)* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.4 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.3(a)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 (the “Performance Incentive Plan”)*	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(b)	The Company's 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(c)	Form of Option Agreement under the Performance Incentive Plan* (current)		x

10.3(d)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)		x

10.3(e)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)		x

10.3(f)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(g)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(h)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(i)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(j)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.3(k)	Form of Restricted Stock Unit Agreement for Directors under the Performance Incentive Plan* (used for fiscal 2016 grants; superseded)	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.4 (a)	Employment Agreement, dated November 9, 2012, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2012

10.4(b)	First Amendment, dated August 6, 2015, to Employment Agreement between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2015

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Offer Letter between Rexnord Corporation and Matthew Stillings*	Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended March 31, 2017

10.7	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.8	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)* (Reflects non-material changes.)		x

10.9	Rexnord Corporation Executive Change in Control Plan, Effective May 18, 2016* (Reflects non-material changes.)		x

10.1	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of December 2015*	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015

10.11	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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

10.12(c)
Incremental Assumption Agreement, dated as of December 16, 2016, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, as administrative agent, related to the Third Amended and Restated First Lien Credit Agreement (term loan facility)
Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2016

10.12(d)
Incremental Assumption Agreement, dated as of December 7, 2017, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord Corporation, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as refinancing term lender, and the other lenders party thereto (term loan and revolving facilities)
Exhibit 10.1 to the Company’s Form 8-K dated December 7, 2017

10.13
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on March 16, 2012

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

10.16
Underwriting Agreement, dated December 1, 2016, among Rexnord Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the underwriters named in Schedule A thereto
Exhibit 1.1 to the Company's Form 8-K dated December 1, 2016

10.17
Purchase Agreement, dated November 30, 2017, among RBS Global, Inc., Rexnord LLC, the Guarantors named therein, Rexnord Corporation and Credit Suisse Securities (USA) LLC, as representative of the Purchasers named therein
Exhibit 1.1 to the Company’s Form 8-K dated November 30, 2017

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