Form 10-Q
period 2018-06-30
Rexnord Corp
filed 2018-07-30
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
Rexnord Corporation Common Stock, $0.01 par value per share	104,457,185 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended March 31, 2018 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2019, or fiscal 2019, means the period from April 1, 2018 to March 31, 2019, and the first quarter of fiscal 2019 and 2018 means the fiscal quarters ended June 30, 2018 and June 30, 2017, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$179.0	$193.2
Receivables, net	295.4	314.7
Inventories	335.8	304.1
Income tax receivable	13.8	17.5
Other current assets	39.5	37.9
Current assets held for sale	171.7	130.3
Total current assets	1,035.2	997.7
Property, plant and equipment, net	386.2	396.5
Intangible assets, net	518.6	530.9
Goodwill	1,273.4	1,276.1
Other assets	117.4	114.0
Non-current assets held for sale	—	108.5
Total assets	$3,330.8	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$3.9	$3.9
Trade payables	185.8	189.9
Compensation and benefits	42.1	63.9
Current portion of pension and postretirement benefit obligations	4.1	4.0
Other current liabilities	131.1	127.4
Current liabilities held for sale	64.8	65.1
Total current liabilities	431.8	454.2

Long-term debt	1,333.7	1,352.1
Pension and postretirement benefit obligations	159.2	163.2
Deferred income taxes	146.0	149.3
Other liabilities	79.1	78.3
Non-current liabilities held for sale	—	13.8
Total liabilities	2,149.8	2,210.9

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 104,440,030 at June 30, 2018 and 104,179,037 at March 31, 2018	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at June 30, 2018 and March 31, 2018	0.0	0.0
Additional paid-in capital	1,286.3	1,277.8
Retained earnings	1.5	8.0
Accumulated other comprehensive loss	(108.0)	(74.1)
Total Rexnord stockholders' equity	1,180.8	1,212.7
Non-controlling interest	0.2	0.1
Total stockholders' equity	1,181.0	1,212.8
Total liabilities and stockholders' equity	$3,330.8	$3,423.7
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	First Quarter Ended
	June 30, 2018	June 30, 2017
Net sales	$503.6	$443.2
Cost of sales	308.1	279.1
Gross profit	195.5	164.1
Selling, general and administrative expenses	111.8	96.7
Restructuring and other similar charges	3.1	2.3
Amortization of intangible assets	8.5	7.9
Income from operations	72.1	57.2
Non-operating expense:
Interest expense, net	(18.6)	(19.9)
Other income, net	1.7	1.0
Income before income taxes	55.2	38.3
Provision for income taxes	(14.5)	(8.9)
Equity method investment income	1.5	—
Net income from continuing operations	42.2	29.4
Loss from discontinued operations, net of tax	(42.8)	(2.9)
Net (loss) income	(0.6)	26.5
Non-controlling interest income	0.1	—
Net (loss) income attributable to Rexnord	(0.7)	26.5
Dividends on preferred stock	(5.8)	(5.8)
Net (loss) income attributable to Rexnord common stockholders	$(6.5)	$20.7

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.35	$0.23
Discontinued operations	$(0.41)	$(0.03)
Net (loss) income	$(0.06)	$0.20
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.34	$0.22
Discontinued operations	$(0.40)	$(0.03)
Net (loss) income	$(0.06)	$0.20
Weighted-average number of shares outstanding (in thousands):
Basic	104,338	103,694
Effect of dilutive equity awards	2,804	1,538
Diluted	107,142	105,232

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	First Quarter Ended
	June 30, 2018	June 30, 2017
Net (loss) income attributable to Rexnord	$(0.7)	$26.5
Other comprehensive loss:
Foreign currency translation adjustments	(35.7)	17.4
Net change in unrealized losses on interest rate derivatives, net of tax	2.0	1.2
Change in pension and postretirement defined benefit plans, net of tax	(0.2)	(0.3)
Other comprehensive (loss) income, net of tax	(33.9)	18.3
Non-controlling interest income	$0.1	$—
Total comprehensive (loss) income	$(34.5)	$44.8

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017
Operating activities
Net (loss) income	$(0.6)	$26.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15.8	14.3
Amortization of intangible assets	8.8	8.2
Amortization of deferred financing costs	0.4	0.6
Non-cash asset impairment	44.0	—
Deferred income taxes	(8.2)	(2.2)
Other non-cash charges	3.2	3.5
Stock-based compensation expense	6.0	5.4
Changes in operating assets and liabilities:
Receivables	3.2	8.1
Inventories	(40.7)	(28.0)
Other assets	0.4	(1.3)
Accounts payable	(2.1)	8.2
Accruals and other	(14.0)	(6.3)
Cash provided by operating activities	16.2	37.0

Investing activities
Expenditures for property, plant and equipment	(11.1)	(6.9)
Proceeds from dispositions of long-lived assets	3.5	0.2
Cash used for investing activities	(7.6)	(6.7)

Financing activities
Proceeds from borrowings of debt	110.7	—
Repayments of debt	(127.1)	(4.2)
Proceeds from exercise of stock options	2.5	1.0
Payments of preferred stock dividends	(5.8)	(5.8)
Cash used for financing activities	(19.7)	(9.0)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	4.8
(Decrease) increase in cash and cash equivalents	(20.3)	26.1
Cash, cash equivalents and restricted cash at beginning of period	217.6	490.1
Cash, cash equivalents and restricted cash at end of period	$197.3	$516.2

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2018
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
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's fiscal 2018 Annual Report on Form 10-K.
During the first quarter of fiscal 2019, the net assets of the Company’s VAG business included within the Water Management platform met the criteria to be classified as “held for sale” and, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in all periods presented. The condensed consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. See Note 4, Discontinued Operations, for further information.
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
The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water infrastructure markets.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which gives entities the option to reclassify from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company's fiscal 2020 and interim periods included therein, and is to be applied either in the period of adoption or on a retrospective basis to each period affected. The Company is currently evaluating the impact of this guidance and has not determined whether it will elect to reclassify stranded amounts; however, the adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. The Company adopted ASU 2017-07 on April 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from “Cost of sales” and “Selling, general and administrative expenses” to “Other income, net” in the condensed consolidated statements of operations. As a result, prior period amounts impacted have been revised accordingly. The adoption of ASU 2017-07 resulted in the reclassification of $0.7 million and $0.1 million of net periodic benefit credits previously recorded within "Costs of sales" and "Selling, general and administrative expenses," respectively, to "Other income, net" on the condensed consolidated statements of operations for the three months ended June 30, 2017.
In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective beginning for the Company's fiscal 2020 and interim periods included therein on a modified retrospective basis. The Company expects the new lease standard to increase its total assets and liabilities; however, it is currently evaluating the magnitude of the impact on its consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") in order to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance specifies that revenue should be recognized in an amount that reflects the consideration the company expects to be entitled to in exchange for the transfer of promised goods or services to customers. The guidance provides a five-step process that entities should follow in order to achieve that core principal. The Company adopted ASU 2014-09 effective April 1, 2018, using the modified retrospective method. See more information related to the adoption of ASU 2014-09 within Note 5, Revenue Recognition.

2. Acquisitions
Fiscal Year 2018
On February 9, 2018, the Company acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $129.7 million plus assumed debt. The purchase price is comprised of $123.6 million paid at closing and $6.1 million of deferred purchase price payable in fiscal 2020. The preliminary cash purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Centa, headquartered in Haan, Germany, added complementary product lines to the Company's existing Process & Motion Control platform. In completing the acquisition of Centa, the Company also acquired two previously established joint venture relationships. The Company now owns a non-controlling interest in each of the joint ventures and therefore accounts for these investments utilizing the equity method.
On October 4, 2017, the Company acquired World Dryer Corporation (“World Dryer”) for a cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers. This acquisition added complementary product lines to the Company's existing Water Management platform.
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the fiscal 2018 acquisitions have not been presented because they are not significant to the Company's condensed consolidated statements of operations or financial position.
The fiscal 2018 acquisitions were accounted for as business combinations and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation was adjusted during the first quarter of fiscal 2019 in connection with determining the fair value of fixed assets acquired. The preliminary purchase price allocation as of June 30, 2018 resulted in non-tax deductible goodwill of $57.7 million, other intangible assets of $44.9 million (includes tradenames of $9.9 million, $29.4 million of customer relationships and $5.6 million of patents), $44.0 million of trade working capital, $54.0 million of fixed assets, $16.6 million of long-term debt and other net liabilities of $4.3 million. The Company is continuing to evaluate the initial purchase price allocations related to final working capital adjustments, the fair values assigned to intangible assets and fixed assets, as well as the finalization of related income tax analysis, which will be completed within the one year period following the respective acquisition dates.

3. Restructuring and Other Similar Charges
During fiscal 2019, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. The Company's restructuring plans are preliminary and related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three months ended June 30, 2018 and June 30, 2017 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended June 30, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.8	$0.3	$0.6	$2.7
Contract termination and other associated costs	0.2	0.1	0.1	0.4
Total restructuring and other similar costs	$2.0	$0.4	$0.7	$3.1

	Restructuring and Other Similar Charges Three Months Ended June 30, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.5	$—	$—	$0.5
Contract termination and other associated costs	1.7	0.1	—	1.8
Total restructuring and other similar costs	$2.2	$0.1	$—	$2.3
The following table summarizes the activity in the Company's restructuring accrual for the three months ended June 30, 2018 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2018 (1)	$2.3	$0.3	$2.6
Charges	2.7	0.4	3.1
Cash payments	(2.6)	(0.2)	(2.8)
Restructuring accrual, June 30, 2018 (1)	$2.4	$0.5	$2.9
(1)     The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $1.3 million and $1.0 million during the three months ended June 30, 2018 and June 30, 2017, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

4. Discontinued Operations

During the first quarter of fiscal 2019, the Board of Directors approved a plan to sell the net assets of the Company’s VAG business included within the Water Management platform. Going forward the Company plans to focus and build its Water Management platform around its Zurn specification-grade commercial plumbing products, which represents a strategic shift that has a major impact on the Company's operations and financial results. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. The Company is actively marketing the VAG business and expects the divestiture to be completed during fiscal 2019. The assets and liabilities of the VAG business remaining as of June 30, 2018 are presented as current assets and current liabilities held for sale in the condensed consolidated balance sheets.

In connection with the anticipated divestiture and the preparation of the financial statements for the three months ended June 30, 2018, the Company evaluated the net assets of VAG compared to estimates of the business's fair value less costs to sell. As a result, the Company recorded a non-cash impairment of $44.0 million in the first quarter of fiscal 2019. The charge represents a reduction of the intangible assets associated with the VAG business. Completion of the sale may result in an amount different from the current estimate and will be evaluated each reporting period until the disposition is complete.

The major components of Loss from discontinued operations, net of tax presented in the condensed consolidated statements of operations consisted of the following (in millions):

	Three months ended
	June 30, 2018	June 30, 2017
Net sales	$48.0	$44.5
Cost of sales	36.9	33.3
Selling, general and administrative expenses	13.1	13.3
Restructuring and other similar charges	—	0.4
Amortization of intangible assets	0.3	0.3
Non-cash asset impairment	44.0	—
Other non-operating expenses, net	1.7	0.8
Loss from discontinued operations before income tax	(48.0)	(3.6)
Income tax benefit	5.2	0.7
Loss from discontinued operations, net of tax	$(42.8)	$(2.9)

The carrying amounts of major classes of assets and liabilities included as part of discontinued operations presented in the condensed consolidated balance sheets as of June 30, 2018, and March 31, 2018 were as follows (in millions):

	June 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$18.3	$24.4
Receivables, net	51.7	58.5
Inventories	41.8	40.7
Other current assets	5.8	6.7
Property, plant and equipment, net (1)	54.1	59.9
Intangible assets, net (1)	—	46.6
Other assets (1)	—	2.0
Assets held for sale	$171.7	$238.8

Liabilities
Trade payables	$32.6	$36.1
Compensation and benefits	7.5	6.1
Other current liabilities	24.1	22.9
Deferred income taxes (1)	0.6	7.3
Other liabilities (1)	—	6.5
Liabilities held for sale	$64.8	$78.9
____________________

(1)	Amounts classified as non-current for the period ended March 31, 2018.

The condensed consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the capital expenditures, depreciation, amortization and other significant non-cash amounts associated with the discontinued operations were as follows (in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017
Depreciation	$2.1	$2.1
Amortization of intangible assets	0.3	0.3
Non-cash asset impairment	44.0	—
Stock-based compensation	0.1	0.1
Capital expenditures	0.9	0.5

5. Revenue Recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification ("ASC") 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of the Company's product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company's manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
When the contract provides the customer the right to return eligible products or when the customer is part of a sales rebate program, the Company reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns and rebates associated with the transaction. The Company adjust these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time.
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the condensed consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following table presents our revenue disaggregated by customer type and geography (in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017
Original equipment manufacturers/end users	$182.4	$162.0
Maintenance, repair, and operations	150.0	125.7
Total Process & Motion Control	$332.4	$287.7

Water safety, quality, flow control and conservation	$158.8	$144.4
Water infrastructure	12.4	11.1
Total Water Management	$171.2	$155.5

Three Months Ended June 30, 2018	Process & Motion Control	Water Management
United States and Canada	$213.9	$167.6
Europe	82.2	—
Rest of world	36.3	3.6
Total	$332.4	$171.2
Contract Balances
For substantially all of the Company's Process & Motion Control and Water Management product sales, the customer is billed 100% of the contract value when the product ships and payment is generally due 30 days from shipment. Certain contracts include longer payment periods; however, the Company has elected to utilize the practical expedient in which the Company will only recognize a financing component to the sale if payment is due more than one year from the date of shipment.
The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets are recognized in Other current liabilities and Receivables, net, respectively, in the Company's condensed consolidated balance sheets.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended June 30, 2018 (in millions):

	Balance Sheet Classification	March 31, 2018	Additions	Deductions (1)	June 30, 2018
Contract Assets	Receivables, net	$0.7	$0.8	$(0.3)	$1.2
Contract Liabilities (1)	Other current liabilities	$3.2	$2.7	$(2.6)	$3.3
____________________

(1)	Contract liabilities are reduced when revenue is recognized.
Backlog
As of June 30, 2018, the Company has unsatisfied performance obligations of $349.9 million, which represent the most likely amount of consideration expected to be received for satisfying the remaining performance obligations under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and have not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 91% of the unsatisfied performance obligations as revenue in fiscal 2019 and the remaining 9% in fiscal 2020 and beyond.
Significant Judgments
Timing of Performance Obligations Satisfied at a Point in Time
The Company determined that the customer is able to control the product when it is delivered to them; thus, depending on the shipping terms, control will transfer at different points between the Company's manufacturing facility or warehouse and the customer’s location. The Company considers control to have transferred upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.
Variable Consideration
The Company provides volume-based rebates and the right to return product to certain customers, which are accrued for based on current facts and historical experience. Rebates are paid either on an annual or quarterly basis. There are no other significant variable consideration elements included in the Company's contracts with customers.
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of June 30, 2018, the contract assets capitalized, as well as amortization recognized in fiscal 2019, are not significant and there have been no impairment losses recognized.

6. Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate taxation of deemed low-taxed “intangible” income earned in foreign jurisdictions (referred to as global intangible low-taxed income or “GILTI”), immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction (“DPAD”).
In acknowledgement of the substantial and substantive changes incorporated in U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e., all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740, Accounting for Income Taxes (“ASC 740”), based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform (including subsequent Internal Revenue Service (“IRS”) Notices). Based upon this review, the Company recognized an estimated net income tax benefit with respect to U.S. Tax Reform for fiscal 2018 of $66.5 million. This net income tax benefit reflects a $66.5 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform) and the one-time repatriation tax of $1.4 million (including state income tax), offset by $1.4 million relating to the remeasurement of unrecognized tax benefits impacted by the one-time repatriation tax. Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded for fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information and related interpretations. For example, the Company was required to use estimates for earnings and profits and taxes in conjunction with determining the impact of the one-time repatriation tax. Similarly, due to recent acquisitions, deferred taxes generally remain “open”, such that any purchase accounting entries recorded that impact opening deferred taxes will automatically require a restatement to the 21% statutory federal tax rate (from the 35% rate required to be used for purchase accounting purposes). In addition, in relation to the remeasurement of the Company’s net U.S. deferred tax liability (as well as numerous other aspects of U.S. Tax Reform), the Company had to use judgment based upon currently available guidance and interpretations of such guidance. Future guidance could result in changes to the Company’s current interpretation, and as such, result in changes to previously recorded amounts. Such changes will be reflected as discrete items in the applicable period. Although the Company believes the net income tax benefit recognized for fiscal 2018 as outlined above was a reasonable estimate based upon the available information and analysis completed at that date, these related amounts will likely change, possibly materially, based upon finalization of actual financial information and as further clarification is provided with respect to the application of various tax law changes incorporated by U.S. Tax Reform. As such, the Company expects to update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary. As no new material information, nor material interpretational changes had developed during the first quarter of fiscal 2019, the Company’s net estimated impact reflected in fiscal 2018 has not changed and continues to be deemed incomplete.
Lastly, the Company is still evaluating the potential future impact of the GILTI provisions of U.S. Tax Reform. In accordance with U.S. GAAP, any potential future impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company’s deferred tax balances. The Company has provisionally elected to account for GILTI as a period expense; however, the Company has not made a final accounting policy decision with respect to this item as such decision will be dependent upon further analysis, clarification of GILTI tax provisions under U.S. Tax Reform and potential future changes to the Company’s existing legal structure, all of which are currently unknown. Although none of the Company’s material foreign subsidiaries operate within tax jurisdictions that would otherwise meet the definition of “low-taxed” as outlined in the GILTI tax rules provided for under U.S. Tax Reform, the Company is nevertheless subject to the GILTI tax as a result of one particular aspect of the U.S. foreign income tax credit limitation rules requiring the allocation of U.S. interest expense against the GILTI income.

Such allocation effectively results in the allocated interest expense being non-deductible for U.S. federal income tax purposes. Were it not for this requirement, the Company would generally not be subject to the GILTI tax under U.S. Tax Reform as it is currently outlined.
The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally higher than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits and net operating loss (“NOL”) carryforwards.
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
Income tax provision was $14.5 million in the first quarter of fiscal 2019 compared to an income tax provision of $8.9 million in the first quarter of fiscal 2018. The effective income tax rate for the first quarter of fiscal 2019 was 26.3% versus 23.2% in the first quarter of fiscal 2018. The effective income tax rate for the first quarter of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with Global Intangible Low-Taxed Income (“GILTI”) and the accrual of various state income taxes, partially offset by the recognition of a tax benefit associated with a foreign country enacted rate reduction. The effective income tax rate for the first quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
The Company had a $20.1 million liability for unrecognized net income tax benefits at both June 30, 2018 and March 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2018 and March 31, 2018, the total amount of gross, unrecognized income tax benefits included $5.9 million and $5.7 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties in income tax expense during both the three months ended June 30, 2018 as well as for the three months ended June 30, 2017.
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

7. Earnings per Share
The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended
	June 30, 2018	June 30, 2017
Basic net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$42.2	$29.4
Less: Non-controlling interest income	0.1	—
Less: Dividends on preferred stock	(5.8)	(5.8)
Net income from continuing operations attributable to Rexnord common stockholders	$36.3	$23.6

Loss from discontinued operations, net of tax	$(42.8)	$(2.9)

Net (loss) income attributable to Rexnord common stockholders	$(6.5)	$20.7

Denominator:
Weighted-average common shares outstanding, basic	104,338	103,694

Diluted net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$42.2	$29.4
Less: Non-controlling interest income	0.1	—
Less: Dividends on preferred stock	(5.8)	(5.8)
Net income from continuing operations attributable to Rexnord common stockholders	$36.3	$23.6

Loss from discontinued operations, net of tax	$(42.8)	$(2.9)

Net (loss) income attributable to Rexnord common stockholders	$(6.5)	$20.7

Denominator:
Weighted-average common shares outstanding, basic	104,338	103,694
Effect of dilutive equity awards	2,804	1,538
Preferred stock under the "if-converted" method	—	—
Weighted-average common shares outstanding, diluted	107,142	105,232
The computation of diluted net (loss) income per share for the three months ended June 30, 2018 and June 30, 2017 excludes 1.5 million and 5.5 million shares related to equity awards due to their anti-dilutive effects, respectively. The computation for diluted net (loss) income per share also does not include shares of preferred stock that are convertible into a weighted average 16.0 and 17.3 million common shares for the three months ended June 30, 2018 and June 30, 2017, respectively, because to do so would have been anti-dilutive.

8. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (1)	Total stockholders’ equity
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Total comprehensive (loss) income	—	—	—	(0.7)	(33.9)	0.1	(34.5)
Stock-based compensation expense	—	—	6.0	—	—	—	6.0
Exercise of stock options	—	—	2.5	—	—	—	2.5
Preferred stock dividends	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2018	$1.0	$—	$1,286.3	$1.5	$(108.0)	$0.2	$1,181.0
____________________

(1)	Represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries.
Preferred Stock
As of June 30, 2018, there are 402,500 shares of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") outstanding. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
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
During the three months ended June 30, 2018, the Company paid $5.8 million of dividends on the Series A Preferred Stock. As of June 30, 2018, there were no dividends in arrears on the Series A Preferred Stock. See Note 19, Public Offering and Common Stock Repurchases, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding stockholders' equity.

9. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2018 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2018	$(3.7)	$(42.2)	$(28.2)	$(74.1)
Other comprehensive loss before reclassifications	—	(35.7)	—	(35.7)
Amounts reclassified from accumulated other comprehensive loss	2.0	—	(0.2)	1.8
Net current period other comprehensive income (loss)	2.0	(35.7)	(0.2)	(33.9)
Balance at June 30, 2018	$(1.7)	$(77.9)	$(28.4)	$(108.0)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended June 30, 2018 and June 30, 2017 (in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.3)	$(0.5)	Other income, net
Provision for income taxes	0.1	0.2
Total net of tax	$(0.2)	$(0.3)

Interest rate derivatives
Net realized losses on interest rate hedges	$2.6	$2.7	Interest expense, net
Benefit for income taxes	(0.6)	(1.0)
Total net of tax	$2.0	$1.7
10. Inventories

The major classes of inventories are summarized as follows (in millions):

	June 30, 2018	March 31, 2018
Finished goods	$151.2	$134.2
Work in progress	40.9	35.2
Purchased components	83.7	76.0
Raw materials	54.7	53.2
Inventories at First-in, First-Out ("FIFO") cost	330.5	298.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.3	5.5
	$335.8	$304.1

11. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the three months ended June 30, 2018 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2018	$1,102.5	$173.6	$1,276.1
Currency translation adjustment and other	(5.0)	(0.2)	(5.2)
Purchase accounting adjustments	2.5	—	2.5
Net carrying amount as of June 30, 2018	$1,100.0	$173.4	$1,273.4

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2018 and March 31, 2018 are as follows (in millions):

		June 30, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.0	$(38.7)	$12.3
Customer relationships (including distribution network)	13 years	696.4	(501.2)	195.2
Tradenames	13 years	39.4	(9.1)	30.3
Intangible assets not subject to amortization - tradenames		280.8	—	280.8
Total intangible assets, net	13 years	$1,067.6	$(549.0)	$518.6

		March 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.3	$(38.4)	$12.9
Customer relationships (including distribution network)	13 years	700.3	(494.8)	205.5
Tradenames	13 years	40.1	(8.5)	31.6
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,072.6	$(541.7)	$530.9

Intangible asset amortization expense totaled $8.5 million for the three months ended June 30, 2018. Intangible asset amortization expense totaled $7.9 million for the three months ended June 30, 2017.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $33.8 million in fiscal year 2019 (inclusive of $8.5 million of amortization expense recognized in the three months ended June 30, 2018), $33.6 million in fiscal year 2020, $32.5 million in fiscal year 2021, $28.2 million in fiscal year 2022 and $13.9 million in fiscal year 2023.

12. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2018	March 31, 2018
Customer advances	$3.3	$3.2
Sales rebates	22.7	26.8
Commissions	6.2	6.1
Restructuring and other similar charges (1)	2.9	2.6
Product warranty (2)	7.6	7.7
Risk management (3)	10.1	10.1
Legal and environmental	3.3	3.4
Taxes, other than income taxes	8.2	8.0
Income tax payable	24.6	19.4
Interest payable	1.8	8.7
Other	40.4	31.4
	$131.1	$127.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2018	March 31, 2018
Term loan (1)	$791.8	$791.5
4.875% Senior Notes due 2025 (2)	494.4	494.2
Securitization facility borrowings (3)	—	18.3
Other subsidiary debt (4)	51.4	52.0
Total	1,337.6	1,356.0
Less current maturities	3.9	3.9
Long-term debt	$1,333.7	$1,352.1
____________________

(1)	Includes unamortized debt issuance costs of $8.2 million and $8.5 million at June 30, 2018 and March 31, 2018, respectively.

(2)	Includes unamortized debt issuance costs of $5.6 million and $5.8 million at June 30, 2018 and March 31, 2018, respectively.

(3)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Includes unamortized debt issuance costs of $0.5 million and $0.5 million at June 30, 2018 and March 31, 2018, respectively.
Senior Secured Credit Facility
At June 30, 2018, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) an $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. At June 30, 2018, the borrowings under the Term Loan had a weighted-average effective interest rate of 4.34%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 0% floor) plus an applicable margin of 2.25%. The weighted-average interest rate for the three months ended June 30, 2018, was 4.18% determined as LIBOR (subject to a 0.0% floor) plus an applicable margin of 2.25%.  No amounts were borrowed under the revolving credit facility at June 30, 2018 or March 31, 2018; however, $6.2 million and $8.3 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at June 30, 2018 and March 31, 2018, respectively.

As of June 30, 2018, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.9 to 1.0 as of June 30, 2018.

4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due 2025 (the “Notes”). The Notes were issued by RBS Global, Inc. and Rexnord LLC (Company subsidiaries; collectively, the “Issuers”) pursuant to an Indenture, dated as of December 7, 2017 (the “Indenture”), by and among the Issuers, the domestic subsidiaries of the Company (with certain exceptions) as guarantors named therein (the “Subsidiary Guarantors”) and Wells Fargo Bank, National Association (the “Trustee”). The Notes are general senior unsecured obligations of the Issuers. Rexnord Corporation separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes pay interest semi-annually on June 15 and December 15. The Notes were not and will not be registered under the Securities Act of 1933 or any state securities laws.
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

At June 30, 2018 and March 31, 2018, the Company's borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. No amount was borrowed under the Securitization as of June 30, 2018, and $18.8 million was borrowed under the Securitization as of March 31, 2018. In addition, $7.6 million and $7.9 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at June 30, 2018 and March 31, 2018, respectively. As of June 30, 2018, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
See Note 11 to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding long-term debt.

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
In connection with the fiscal 2018 amendment to the Credit Agreement, the critical terms of the interest rate derivatives no longer matched the outstanding debt and no longer qualified as effective hedges. Upon discontinuation of hedge accounting, the unrealized losses associated with the interest rate derivatives remaining in accumulated other comprehensive loss are reclassified into interest expense on a straight-line basis over the remaining term of the interest rate derivatives. The fair values of the Company's interest rate derivatives are recorded on the consolidated balance sheets; however, changes in fair values subsequent to the fiscal 2018 amendment are recognized within the consolidated statements of operations. See the amounts recorded on the consolidated balance sheets related to the Company's interest rate derivatives within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosure (“ASC 820”). See Note 15 for more information as it relates to the fair value measurement of the Company's derivative financial instruments. The following tables indicate the location and the fair value of the Company's non-qualifying, non-designated derivative instruments within the consolidated balance sheets (in millions):

	June 30, 2018	March 31, 2018	Balance Sheet Classification
	Asset Derivatives
Interest rate caps	$—	$—	Other assets
Foreign currency forward contracts	0.4	0.5	Other current assets
	Liability Derivatives
Interest rate swaps	$0.3	$0.8	Other current liabilities

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
	June 30, 2018	March 31, 2018
Interest rate swaps	$1.0	$2.3
Interest rate caps	0.7	1.4

Non-qualifying, non-designated derivative instruments (in millions)	Condensed Consolidated Statements of Operations Classification	Amount recognized as income (expense)
		Three Months Ended
		June 30, 2018	June 30, 2017
Foreign currency forward contracts	Other (income) expense, net	$0.2	$(0.2)
Interest rate swaps	Interest expense, net	0.5	—

As of June 30, 2018, the Company expects to reclassify the remaining $3.1 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next twelve months.

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
In accordance with ASC 820, fair value measurements are classified under the following hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.

•	Level 3 - Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.
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
Fair Value of Financial Instruments
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
The Company has a nonqualified deferred compensation plan where assets are invested in mutual funds and corporate-owned life insurance contracts held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for the mutual funds, which are measured using quoted prices of identical instruments in active markets categorized as Level 1. Corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publically traded mutual funds categorized as Level 2. The deferred compensation assets are classified within other assets on the condensed consolidated balance sheets. Deferred compensation liabilities are measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants categorized as Level 1. Deferred compensation liabilities are classified within other liabilities on the condensed consolidated balance sheets.
There were no transfers of assets between levels at June 30, 2018 and March 31, 2018, respectively.
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2018 and March 31, 2018 (in millions):

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.4	$—	$0.4
Deferred compensation assets	2.8	1.9	—	4.7
Total assets at fair value	$2.8	$2.3	$—	$5.1

Liabilities:
Interest rate swaps	$—	$0.3	$—	$0.3
Deferred compensation liabilities	4.7	—	—	4.7
Total liabilities at fair value	$4.7	$0.3	$—	$5.0

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.5	$—	$0.5
Deferred compensation assets	1.6	1.9	—	3.5
Total assets at fair value	$1.6	$2.4	$—	$4.0

Liabilities:
Interest rate swaps	$—	$0.8	$—	$0.8
Deferred compensation liabilities	3.5	—	—	3.5
Total liabilities at fair value	$3.5	$0.8	$—	$4.3

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2018 and March 31, 2018 due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2018 and March 31, 2018 was approximately $1,326.7 million and $1,361.8 million, respectively. The fair value is based on quoted market prices for the same issues.
16. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017
Balance at beginning of period	$7.7	$5.9
Charged to operations	0.7	0.7
Claims settled	(0.8)	(1.0)
Balance at end of period	$7.6	$5.6

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 30, 2018, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 14,500 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

As of June 30, 2018, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $38.0 million, of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $38.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2018, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
As of June 30, 2018, the Company had a recorded receivable from its insurance carriers of $38.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
Certain Company subsidiaries were named as defendants in a number of individual and class action lawsuits in various United States courts claiming damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures. In fiscal 2013, the Company reached a court-approved agreement to settle the liability underlying this litigation.  The settlement is designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of such fittings.  The settlement utilizes a seven year claims fund, which is capped at $20.0 million, and is funded in installments over the seven year period based on claim activity and minimum funding criteria.  The settlement also covers class action plaintiffs' attorneys' fees and expenses. Historically, the Company's insurance carrier had funded the Company's defense in the above referenced proceedings. The Company, however, reached a settlement agreement with its insurer, whereby the insurer paid the Company a lump sum in exchange for a release of future exposure related to this liability. The Company has recorded an accrual related to this brass fittings liability, which takes into account, in pertinent part, the insurance carrier contribution, as well as exposure from the claims fund and the waiver of future insurance coverage.
Sale-Leaseback Transaction:
During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downers Grove, Illinois and received net proceeds from the transaction of $5.8 million. Due to the Company's continuing involvement with the construction of a new facility at the same location, the property did not qualify for sale accounting under the sale-leaseback accounting guidance during the construction period and as a result it has been accounted for as a financing transaction, with the $5.8 million of proceeds being classified in the consolidated balance sheets in other current liabilities. The Company will depreciate the carrying value of the building over the expected remaining useful life. No gain or loss was recognized from the transaction.

As a result of the Company's anticipated involvement during the construction period of the new manufacturing facility the Company is considered, for accounting purposes only, the owner of the construction asset under build-to-suit lease accounting. Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance. As of June 30, 2018, the Company has recorded a financing lease obligation of $13.2 million associated with the construction asset of the same value.

17. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017
Pension Benefits:
Service cost	$0.1	$0.2
Interest cost	5.8	6.1
Expected return on plan assets	(6.6)	(6.6)
Net periodic benefit credit	$(0.7)	$(0.3)
Other Postretirement Benefits:
Interest cost	$0.2	$0.2
Amortization:
Prior service credit	(0.3)	(0.5)
Net periodic benefit credit	$(0.1)	$(0.3)

The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within Other income, net.

During the first three months of fiscal 2019 and 2018, the Company made contributions of $0.1 million and $0.3 million, respectively, to its U.S. qualified pension plan trusts.

See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding retirement benefits.

18. Stock-Based Compensation
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
For the three months ended June 30, 2018, the Company recognized $6.0 million of stock-based compensation expense. For the three months ended June 30, 2017, the Company recognized $5.4 million of stock-based compensation expense. As of June 30, 2018, there was $35.7 million of total unrecognized compensation cost related to non-vested equity awards that is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options
During the three months ended June 30, 2018, the Company granted stock options to executive officers and certain other employees, which vest over a term of three years. The fair value of each option granted under the Plan during the three months ended June 30, 2018 was estimated on the grant date using the Black-Scholes valuation model utilizing the following assumptions:

Three Months Ended June 30, 2018
Expected option term (in years)	6.5
Expected volatility factor	30%
Weighted-average risk-free interest rate	2.9%
Expected dividend rate	0.0%
The Company estimates the expected term of stock options granted based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock shares has been publicly traded. The Company’s expected volatility assumption is based on historical volatility. The weighted-average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Plan during the three months ended June 30, 2018 was $10.60.
A summary of stock option activity during the first three months of fiscal 2019 is as follows:

	Three Months Ended
	June 30, 2018
	Shares	Weighted Avg. Exercise Price
Number of common shares under option:
Outstanding at beginning of period	8,117,947	$19.50
Granted	552,841	28.91
Exercised	(132,710)	21.74
Canceled/Forfeited	(68,684)	22.93
Outstanding at end of period (1)	8,469,394	$20.05
Exercisable at end of period (2)	6,165,962	$18.65
______________________

(1)	The weighted average remaining contractual life of options outstanding at June 30, 2018 is 6.1 years.

(2)	The weighted average remaining contractual life of options exercisable at June 30, 2018 is 5.2 years.

Restricted Stock Units
During the three months ended June 30, 2018, the Company granted restricted stock units ("RSUs") to its non-employee directors, officers, and certain employees. RSUs granted during the three months ended June 30, 2018 to non-employee directors vest immediately on grant, with payment deferred until six months after cessation of service as a director. RSUs granted to officers and certain employees generally vest ratably over three years. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the first three months of fiscal 2019 is as follows:

	Three Months Ended
	June 30, 2018
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	368,182	$21.55
Granted	291,053	28.92
Vested	(74,428)	19.40
Canceled/Forfeited	(128,420)	24.36
Nonvested RSUs at end of period	456,387	$25.81
Performance Stock Units
The Company grants performance stock units (“PSUs”) to its executive officers and certain other employees. PSUs have a three-year performance period and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of PSUs earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during the first three months of fiscal 2019 is as follows:

	Three Months Ended
	June 30, 2018
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	453,001	$25.53
Granted	183,069	28.91
Vested	(24,040)	25.77
Canceled/Forfeited	(36,641)	29.41
Nonvested PSUs at end of period	575,389	$26.34
PSUs granted beginning fiscal 2019 vest based on goals related to absolute free cash flow conversion and return on invested capital, with the fair value determined based on the Company's closing common stock price on the date of grant.
19. Business Segment Information
The Company's results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, FlatTop™, Falk®, Link-Belt® and Cambridge®. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn® and Wilkins®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 1).
During the first quarter of fiscal 2019, the net assets of the Company’s VAG business included within the Water Management platform met the criteria to be classified as “held for sale” and, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in all periods presented. See Note 4, Discontinued Operations, for further information.
Business Segment Information:
(in Millions)

	Three Months Ended
	June 30, 2018	June 30, 2017
Net sales
Process & Motion Control	$332.4	$287.7
Water Management (1)	171.2	155.5
Consolidated net sales	503.6	443.2
Income from operations
Process & Motion Control	49.9	39.0
Water Management (1)	36.5	31.2
Corporate	(14.3)	(13.0)
Consolidated income from operations	72.1	57.2
Non-operating expense:
Interest expense, net	(18.6)	(19.9)
Other income, net	1.7	1.0
Income before income taxes	55.2	38.3
Provision for income taxes	(14.5)	(8.9)
Equity method investment income	1.5	—
Net income from continuing operations	42.2	29.4
Loss from discontinued operations, net of tax	(42.8)	(2.9)
Net (loss) income	(0.6)	26.5
Non-controlling interest income	0.1	—
Net (loss) income attributable to Rexnord	(0.7)	26.5
Dividends on preferred stock	(5.8)	(5.8)
Net (loss) income attributable to Rexnord common stockholders	$(6.5)	$20.7

Depreciation and amortization
Process & Motion Control	$16.0	$14.4
Water Management (1)	6.2	5.7
Consolidated	$22.2	$20.1
Capital expenditures
Process & Motion Control	$8.9	$5.4
Water Management (1)	1.3	1.0
Consolidated	$10.2	$6.4
____________________

(1)	Amounts reflect Water Management continuing operations.

20. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of June 30, 2018 and March 31, 2018, and for the three month periods ended June 30, 2018 and 2017 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
June 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$0.1	$36.0	$142.0	$—	$179.0
Receivables, net	—	—	187.5	107.9	—	295.4
Inventories, net	—	—	226.5	109.3	—	335.8
Income tax receivable	—	—	1.0	12.8	—	13.8
Other current assets	—	—	14.5	25.0	—	39.5
Current assets held for sale	—	—	13.4	158.3	—	171.7
Total current assets	0.9	0.1	478.9	555.3	—	1,035.2
Property, plant and equipment, net	—	—	248.3	137.9	—	386.2
Intangible assets, net	—	—	432.1	86.5	—	518.6
Goodwill	—	—	1,099.2	174.2	—	1,273.4
Investment in:
Issuer subsidiaries	1,148.5	—	—	—	(1,148.5)	—
Guarantor subsidiaries	—	3,040.8	—	—	(3,040.8)	—
Non-guarantor subsidiaries	—	—	461.8	—	(461.8)	—
Other assets	40.5	1.2	36.3	39.4	—	117.4
Total assets	$1,189.9	$3,042.1	$2,756.6	$993.3	$(4,651.1)	$3,330.8
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.4	$3.5	$—	$3.9
Trade payables	—	—	131.3	54.5	—	185.8
Compensation and benefits	—	—	23.0	19.1	—	42.1
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.7	—	4.1
Other current liabilities	—	2.0	85.3	43.8	—	131.1
Current liabilities held for sale	—	—	2.7	62.1	—	64.8
Total current liabilities	—	2.0	245.1	184.7	—	431.8
Long-term debt	—	1,286.2	37.3	10.2	—	1,333.7
Pension and postretirement benefit obligations	—	—	113.2	46.0	—	159.2
Deferred income taxes	—	1.1	113.2	31.7	—	146.0
Other liabilities	0.4	—	63.6	15.1	—	79.1
Total liabilities	0.4	1,289.3	572.4	287.7	—	2,149.8
Note payable to (receivable from) affiliates, net	8.5	604.3	(856.6)	243.8	—	—
Total stockholders' equity	1,181.0	1,148.5	3,040.8	461.8	(4,651.1)	1,181.0
Total liabilities and stockholders' equity	$1,189.9	$3,042.1	$2,756.6	$993.3	$(4,651.1)	$3,330.8

Condensed Consolidating Balance Sheets
March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$40.2	$153.0	$—	$193.2
Receivables, net	—	—	200.4	114.3	—	314.7
Inventories, net	—	—	196.3	107.8	—	304.1
Income tax receivable	7.4	—	5.4	4.7	—	17.5
Other current assets	—	—	12.0	25.9	—	37.9
Current assets held for sale	—	—	12.1	118.2	—	130.3
Total current assets	7.4	—	466.4	523.9	—	997.7
Property, plant and equipment, net	—	—	250.1	146.4	—	396.5
Intangible assets, net	—	—	438.8	92.1	—	530.9
Goodwill	—	—	1,010.6	265.5	—	1,276.1
Investment in:
Issuer subsidiaries	1,177.5	—	—	—	(1,177.5)	—
Guarantor subsidiaries	—	3,053.3	—	—	(3,053.3)	—
Non-guarantor subsidiaries	—	—	602.3	—	(602.3)	—
Other assets	40.5	1.4	34.2	37.9	—	114.0
Non-current assets held for sale	$—	$—	$8.0	$100.5	$—	$108.5
Total assets	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$3.8	$—	$3.9
Trade payables	—	—	128.8	61.1	—	189.9
Compensation and benefits	—	—	41.5	22.4	—	63.9
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.6	—	4.0
Other current liabilities	3.0	9.4	74.0	41.0	—	127.4
Current liabilities held for sale	—	—	6.0	59.1	—	65.1
Total current liabilities	3.0	9.4	252.8	189.0	—	454.2
Long-term debt	—	1,285.8	55.8	10.5	—	1,352.1
Pension and postretirement benefit obligations	—	—	114.7	48.5	—	163.2
Deferred income taxes	—	0.7	116.2	32.4	—	149.3
Other liabilities	0.2	—	62.3	15.8	—	78.3
Non-current liabilities held for sale	—	—	0.9	12.9	—	13.8
Total liabilities	3.2	1,295.9	602.7	309.1	—	2,210.9
Note payable to (receivable from) affiliates, net	9.4	581.3	(845.6)	254.9	—	—
Total stockholders' equity	1,212.8	1,177.5	3,053.3	602.3	(4,833.1)	1,212.8
Total liabilities and stockholders' equity	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$385.4	$169.5	$(51.3)	$503.6
Cost of sales	—	—	235.9	123.5	(51.3)	308.1
Gross profit	—	—	149.5	46.0	—	195.5
Selling, general and administrative expenses	—	—	85.1	26.7		111.8
Restructuring and other similar charges	—	—	2.1	1.0		3.1
Amortization of intangible assets	—	—	6.8	1.7		8.5
Income from continuing operations	—	—	55.5	16.6	—	72.1
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(18.1)	(0.5)	—		(18.6)
To affiliates	0.6	10.7	(7.2)	(4.1)		—
Other income, net	—	0.2	1.0	0.5		1.7
Income (loss) before income taxes from continuing operations	0.6	(7.2)	48.8	13.0	—	55.2
Provision for income taxes	—	—	(11.6)	(2.9)		(14.5)
Earnings from equity method investments	—	—	—	1.5	—	1.5
Income (loss) before equity in income of subsidiaries	0.6	(7.2)	37.2	11.6	—	42.2
Equity in (loss) earnings of subsidiaries	(1.2)	6.0	(29.4)	—	24.6	—
Net (loss) income from continuing operations	(0.6)	(1.2)	7.8	11.6	24.6	42.2
Loss from discontinued operations	—	—	(1.8)	(41.0)	—	(42.8)
Net (loss) income	(0.6)	(1.2)	6.0	(29.4)	24.6	(0.6)
Non controlling interest income	—	—	—	0.1	—	0.1
Net loss attributable to Rexnord common stockholders	(0.6)	(1.2)	6.0	(29.5)	24.6	(0.7)
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income (loss) attributable to Rexnord	$(6.4)	$(1.2)	$6.0	$(29.5)	$24.6	$(6.5)
Comprehensive (loss) income	$(0.6)	$(10.5)	$7.5	$(55.5)	$24.6	$(34.5)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$356.6	$121.8	$(35.2)	$443.2
Cost of sales	—	—	224.7	89.6	(35.2)	279.1
Gross profit	—	—	131.9	32.2	—	164.1
Selling, general and administrative expenses	—	—	77.6	19.1	—	96.7
Restructuring and other similar charges	—	—	2.2	0.1	—	2.3
Amortization of intangible assets	—	—	6.4	1.5	—	7.9
Income from operations	—	—	45.7	11.5	—	57.2
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(20.0)	—	0.1	—	(19.9)
To affiliates	0.9	6.4	(5.9)	(1.4)	—	—
Other income, net	—	—	0.3	0.7	—	1.0
Income (loss) before income taxes from continuing operations	0.9	(13.6)	40.1	10.9	—	38.3
Provision for income taxes	—	—	(4.6)	(4.3)	—	(8.9)
Income (loss) before equity in loss of subsidiaries	0.9	(13.6)	35.5	6.6	—	29.4
Equity in income of subsidiaries	25.6	39.2	4.7	—	(69.5)	—
Net income (loss) from continuing operations	26.5	25.6	40.2	6.6	(69.5)	29.4
Loss from discontinued operations	—	—	(1.0)	(1.9)	—	(2.9)
Net income	26.5	25.6	39.2	4.7	(69.5)	26.5
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord	$20.7	$25.6	$39.2	$4.7	$(69.5)	$20.7
Comprehensive income	$26.5	$30.4	$41.3	$16.1	$(69.5)	$44.8

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$4.2	$0.1	$18.2	$(6.3)	$—	$16.2
Investing activities
Expenditures for property, plant and equipment	—	—	(7.9)	(3.2)	—	(11.1)
Proceeds from dispositions of property, plant and equipment	—	—	3.5	—	—	3.5
Cash used for investing activities	—	—	(4.4)	(3.2)	—	(7.6)
Financing activities
Proceeds from borrowings of long-term debt	—	—	108.0	2.7	—	110.7
Repayments of debt	—	—	(126.8)	(0.3)	—	(127.1)
Proceeds from exercise of stock options	2.5	—	—	—	—	2.5
Payments of dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Cash (used for) provided by financing activities	(3.3)	—	(18.8)	2.4	—	(19.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.2)	—	(9.2)
Increase (decrease) in cash and cash equivalents	0.9	0.1	(5.0)	(16.3)	—	(20.3)
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$0.9	$0.1	$35.9	$160.4	$—	$197.3

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$6.7	$4.8	$61.2	$(35.7)	$—	$37.0
Investing activities
Expenditures for property, plant and equipment	—	—	(5.2)	(1.7)	—	(6.9)
Proceeds from dispositions of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used for investing activities	—	—	(5.0)	(1.7)	—	(6.7)
Financing activities
Repayments of debt	—	(4.2)	—	—	—	(4.2)
Proceeds from exercise of stock options	1.0	—	—	—	—	1.0
Payments of dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Cash used for financing activities	(4.8)	(4.2)	—	—	—	(9.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4.8	—	4.8
Increase (decrease) in cash and cash equivalents	1.9	0.6	56.2	(32.6)	—	26.1
Cash, cash equivalents and restricted cash at beginning of period	4.9	0.1	253.3	231.8	—	490.1
Cash, cash equivalents and restricted cash at end of period	$6.8	$0.7	$309.5	$199.2	$—	$516.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from April 1, 2018 through June 30, 2018 as the “first quarter of fiscal 2019” or the “first quarter ended June 30, 2018.” Similarly, we refer to the period from April 1, 2017 through June 30, 2017 as the “first quarter of fiscal 2018” or the “first quarter ended June 30, 2017.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2018 and during the period from April 1, 2018 through June 30, 2018, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1 Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On February 9, 2018, we acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The preliminary purchase price was $129.7 million plus assumed debt. Centa, headquartered in Haan, Germany, added complementary product lines to our existing Process & Motion Control platform. Our results of operations include the acquired operations subsequent to February 9, 2018.

On October 4, 2017, we acquired World Dryer Corporation (“World Dryer”) for a cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers. This acquisition added complementary product lines to our existing Water Management platform. Our results of operations include the acquired operations subsequent to October 4, 2017.

Discontinued Operations
During the first quarter of fiscal 2019, our Board of Directors approved a plan to sell the net assets of our VAG business included within the Water Management platform. Going forward we plan to focus and build our Water Management platform around our Zurn specification-grade commercial plumbing products, which represents a strategic shift that has a major impact on our operations and financial results. We are actively marketing the VAG business and expect the divestiture to be completed during fiscal 2019. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations.
In connection with the anticipated divestiture and the preparation of the financial statements for the three months ended June 30, 2018, we evaluated the net assets of VAG compared to estimates of the business's fair value less costs to sell. As a result, we recorded a non-cash impairment of $44.0 million in the first quarter of fiscal 2019. The charge represents a reduction of the intangible assets associated with the VAG business. Completion of the sale may result in an amount different from the current estimate and will be evaluated each reporting period until the disposition is complete. For other elements of the loss from discontinued operations, refer to Item 1, Note 4, Discontinued Operations for further information. The analysis of our results of operations below focuses on our results from continuing operations.

Restructuring
During fiscal 2019, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three months ended June 30, 2018 and June 30, 2017, restructuring charges totaled $3.1 million and $2.3 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
First Quarter Ended June 30, 2018 compared with the First Quarter Ended June 30, 2017:
Net sales
(Dollars in Millions)

	Quarter Ended
	June 30, 2018	June 30, 2017	Change	% Change
Process & Motion Control	$332.4	$287.7	$44.7	15.5%
Water Management	171.2	155.5	15.7	10.1%
Consolidated	$503.6	$443.2	$60.4	13.6%
Process & Motion Control
Process & Motion Control net sales increased 16% year over year to $332.4 million in the first quarter of fiscal 2019. Core sales increased 3%, Centa contributed 11% and foreign currency translation had a favorable impact of 2% year over year. The increase in core sales is the result of favorable demand trends across the majority of our served end markets, partially offset by the shift of some shipments in our Aerospace market from the first quarter to our second quarter.
Water Management
Water Management net sales were $171.2 million in the first quarter of fiscal 2019, an increase of 10% year over year. Core sales increased 7% and last years acquisition of World Dryer added 3% year over year. During the quarter we saw increased demand in our nonresidential construction end markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	June 30, 2018	June 30, 2017	Change	% Change
Process & Motion Control	$49.9	$39.0	$10.9	27.9%
% of net sales	15.0%	13.6%	1.4%
Water Management	36.5	31.2	5.3	17.0%
% of net sales	21.3%	20.1%	1.2%
Corporate	(14.3)	(13.0)	(1.3)	(10.0)%
Consolidated	$72.1	$57.2	$14.9	26.0%
% of net sales	14.3%	12.9%	1.4%
Process & Motion Control
Process & Motion Control income from operations for the first quarter of fiscal 2019 was $49.9 million, or 15.0% of net sales. Income from operations as a percentage of net sales increased by 140 basis points year over year, primarily due to the increase in core sales, RBS-led productivity gains and benefits from our footprint repositioning actions.

Water Management
Water Management income from operations was $36.5 million for the first quarter of fiscal 2019, or 21.3% of net sales. Income from operations as a percentage of net sales increased by 120 basis points year over year, primarily due to the increase in core sales and ongoing cost reduction and productivity initiatives.
Corporate
Corporate expenses were $14.3 million in the first quarter of fiscal 2019 and $13.0 million in the first quarter of fiscal 2018. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the first quarter of fiscal 2018.
Interest expense, net
Interest expense, net was $18.6 million in the first quarter of fiscal 2019 compared to $19.9 million in the first quarter of fiscal 2018. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the first quarter of fiscal 2019 following the refinancing of our then-outstanding debt during the third quarter of fiscal 2018, partially offset with higher LIBOR interest rates in the first quarter of fiscal 2019. See Item 1, Note 13 Long-Term Debt for more information.
Other income, net
Other income, net for the first quarter of fiscal 2019 was $1.7 million compared to $1.0 million for the first quarter of fiscal 2018. Other income, net consists primarily of foreign currency transaction gains and the non-service cost components of net periodic benefit credits associated with our defined benefit plans.
Provision (Benefit) for income taxes
The income tax provision was $14.5 million in the first quarter of fiscal 2019 compared to an income tax provision of $8.9 million in the first quarter of fiscal 2018. The effective income tax rate for the first quarter of fiscal 2019 was 26.3% versus 23.2% in the first quarter of fiscal 2018. The effective income tax rate for the first quarter of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, partially offset by the recognition of a tax benefit associated with a foreign country-enacted rate reduction. The effective income tax rate for the first quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
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
Net income from continuing operations
Net income from continuing operations for the first quarter of fiscal 2019 was $42.2 million, compared to net income from continuing operations of $29.4 million in the first quarter of fiscal 2018, as a result of the factors described above. Diluted net income per share from continuing operations was $0.34 in the first quarter of fiscal 2019, as compared to diluted net income per share of $0.22 in the first quarter of fiscal 2018.

Net (loss) income attributable to Rexnord common stockholders
Net loss attributable to Rexnord common stockholders for the first quarter of fiscal 2019 was $6.5 million, compared to net income attributable to Rexnord common stockholders of $20.7 million in the first quarter of fiscal 2018.  The quarter over quarter change is a result of the loss from discontinued operations and the other factors described above. Diluted net (loss) income per share attributable to Rexnord common stockholders for the three months ended June 30, 2018 and June 30, 2017 was ($0.06) and $0.20, respectively.

Non-GAAP Financial Measures
Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
Core sales
Core sales excludes the impact of acquisitions (such as the Centa and World Dryer acquisitions), divestitures (such as the RHF product line exit) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net loss attributable to Rexnord common stockholders in the three months ended June 30, 2018 of $6.5 million and Adjusted EBITDA for the same period of $105.0 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net (loss) income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.9 to 1.0 at June 30, 2018). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2018 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 30, 2017	Year ended March 31, 2018	Three months ended June 30, 2018	Twelve months ended June 30, 2018
Net income (loss) attributable to Rexnord common stockholders	$20.7	$52.7	$(6.5)	$25.5
Interest expense, net	19.9	75.1	18.6	73.8
Non-controlling interest income	—	0.1	0.1	0.2
Equity method investment income	—	—	(1.5)	(1.5)
Dividends on preferred stock	5.8	23.2	5.8	23.2
Income tax provision (benefit)	8.9	(19.5)	14.5	(13.9)
Depreciation and amortization	20.1	79.7	22.2	81.8
EBITDA	$75.4	$211.3	$53.2	$189.1
Adjustments to EBITDA:
Loss from discontinued operations, net of tax (1)	2.9	130.6	42.8	170.5
Restructuring and other similar charges (2)	2.3	14.1	3.1	14.9
Stock-based compensation expense	5.3	20.0	5.9	20.6
LIFO expense (3)	0.3	3.3	0.2	3.2
Acquisition-related fair value adjustment	—	1.8	1.6	3.4
Loss on the extinguishment of debt	—	11.9	—	11.9
Actuarial gain on pension and postretirement benefit obligations	—	(3.3)	—	(3.3)
Other income, net (4)	(1.1)	(3.5)	(1.8)	(4.2)
Subtotal of adjustments to EBITDA	$9.7	$174.9	$51.8	$217.0
Adjusted EBITDA	$85.1	$386.2	$105.0	$406.1
Pro forma adjustment for acquisitions (5)				$9.2
Pro forma Adjusted EBITDA				$415.3
Consolidated indebtedness (6)				$1,201.0
Total net leverage ratio (7)				2.9
__________________________________

(1)	Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.

(2)
Restructuring and other similar charges is comprised of costs associated with workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs.  See Item 1, Note 3, Restructuring and Other Similar Charges for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)
Other income, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit credits associated with our defined benefit plans.

(5)
Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisitions of World Dryer and Centa as permitted by our credit agreement. The pro forma adjustment includes the period from July 1, 2017 through the dates of the World Dryer and Centa acquisitions. See Item 1, Note 2, Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $139.3 million (as defined by the credit agreement) at June 30, 2018.

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
As of June 30, 2018, our continuing operations had $179.0 million of cash and cash equivalents and $350.2 million of additional borrowing capacity ($257.8 million of available borrowings under our revolving credit facility and $92.4 million available under our accounts receivable securitization program). As of June 30, 2018, the available borrowings under our credit facility and accounts receivable securitization were reduced by $13.8 million due to outstanding letters of credit. As of March 31, 2018, our continuing operations had $193.2 million of cash and cash equivalents and approximately $329.0 million of additional borrowing capacity ($255.7 million of available borrowings under our revolving credit facility and $73.3 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $16.2 million and $37.0 million in the first three months of fiscal 2019 and 2018, respectively. Incremental profit generated from higher sales in the first three months of fiscal 2019 was offset by higher year-over-year cash tax payments, cash interest, and trade working capital.
Cash used for investing activities was $7.6 million in the first three months of fiscal 2019 compared to $6.7 million in the first three months of fiscal 2018. Investing activities in the first three months of fiscal 2019 included $11.1 million of capital expenditures, partially offset by the receipt of $3.5 million in connection with the sale of certain long-lived assets. Investing activities during the first three months of fiscal 2018 included $6.9 million of capital expenditures.
Cash used for financing activities was $19.7 million in the first three months of fiscal 2019 compared to cash used for financing activities of $9.0 million in the first three months of fiscal 2018. During the first three months of fiscal 2019, we utilized a net $16.4 million of cash for the payment of outstanding debt and $5.8 million for the payment of preferred stock dividends. The first three months of fiscal 2019 also includes $2.5 million of cash proceeds associated with stock option exercises. During the first three months of fiscal 2018, we utilized $4.2 million of cash for the payment of outstanding debt and $5.8 million for the payment of preferred stock dividends. The first three months of fiscal 2018 also includes $1.0 million of cash proceeds associated with stock option exercises.
Indebtedness
As of June 30, 2018, our continuing operations had $1,337.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2018	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$791.8	$—	$791.8
4.875% Senior Notes due 2025 (2)	494.4	—	494.4
Other subsidiary debt (3)	51.4	3.9	47.5
Total	$1,337.6	$3.9	$1,333.7
___________________________________________

(1)	Includes unamortized debt issuance costs of $8.2 million at June 30, 2018.

(2)	Includes unamortized debt issuance costs of $5.6 million at June 30, 2018.
(3)    Includes unamortized debt issuance costs of $0.5 million at June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2018, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the first quarter of fiscal 2019. A total of approximately $160.0 million remained of the existing repurchase authority at June 30, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Agreement and General Release, last signed on June 11, 2018, by Matthew J. Stillings and Rexnord Corporation*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Incorporated by reference to the same exhibit number in the Company's Form 8-K, dated June 11, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	July 30, 2018	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer