Form 10-Q
period 2018-09-30
Rexnord Corp
filed 2018-10-30
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

511 West Freshwater Way, Milwaukee, WI	53204
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Rexnord Corporation Common Stock, $0.01 par value per share	104,662,463 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended March 31, 2018 in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in other filings with the Securities and Exchange Commission. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2019, or fiscal 2019, means the period from April 1, 2018 to March 31, 2019, and the second quarter of fiscal 2019 and 2018 means the fiscal quarters ended September 30, 2018 and September 30, 2017, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$223.5	$193.2
Receivables, net	314.0	314.7
Inventories	334.9	304.1
Income tax receivable	24.5	17.5
Other current assets	38.2	37.9
Current assets held for sale	90.1	130.3
Total current assets	1,025.2	997.7
Property, plant and equipment, net	385.7	396.5
Intangible assets, net	508.9	530.9
Goodwill	1,275.1	1,276.1
Other assets	118.0	114.0
Non-current assets held for sale	—	108.5
Total assets	$3,312.9	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.4	$3.9
Trade payables	173.1	189.9
Compensation and benefits	51.5	63.9
Current portion of pension and postretirement benefit obligations	4.0	4.0
Other current liabilities	162.3	127.4
Current liabilities held for sale	67.7	65.1
Total current liabilities	460.0	454.2

Long-term debt	1,336.6	1,352.1
Pension and postretirement benefit obligations	155.8	163.2
Deferred income taxes	136.2	149.3
Other liabilities	80.0	78.3
Non-current liabilities held for sale	—	13.8
Total liabilities	2,168.6	2,210.9

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 104,648,591 at September 30, 2018 and 104,179,037 at March 31, 2018	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at September 30, 2018 and March 31, 2018	0.0	0.0
Additional paid-in capital	1,285.6	1,277.8
Retained (deficit) earnings	(36.1)	8.0
Accumulated other comprehensive loss	(106.5)	(74.1)
Total Rexnord stockholders' equity	1,144.0	1,212.7
Non-controlling interest	0.3	0.1
Total stockholders' equity	1,144.3	1,212.8
Total liabilities and stockholders' equity	$3,312.9	$3,423.7
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$524.8	$453.8	$1,028.4	$897.0
Cost of sales	321.6	280.2	629.7	559.3
Gross profit	203.2	173.6	398.7	337.7
Selling, general and administrative expenses	109.6	95.0	221.4	191.7
Restructuring and other similar charges	3.7	2.8	6.8	5.1
Amortization of intangible assets	8.5	7.7	17.0	15.6
Income from operations	81.4	68.1	153.5	125.3
Non-operating expense:
Interest expense, net	(18.7)	(20.1)	(37.3)	(40.0)
Other income, net	—	0.9	1.7	1.9
Income before income taxes	62.7	48.9	117.9	87.2
Provision for income taxes	(17.2)	(15.6)	(31.7)	(24.5)
Equity method investment income	0.7	—	2.2	—
Net income from continuing operations	46.2	33.3	88.4	62.7
Loss from discontinued operations, net of tax	(83.7)	(3.5)	(126.5)	(6.4)
Net (loss) income	(37.5)	29.8	(38.1)	56.3
Non-controlling interest income	0.1	—	0.2	—
Net (loss) income attributable to Rexnord	(37.6)	29.8	(38.3)	56.3
Dividends on preferred stock	(5.8)	(5.8)	(11.6)	(11.6)
Net (loss) income attributable to Rexnord common stockholders	$(43.4)	$24.0	$(49.9)	$44.7

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.39	$0.26	$0.73	$0.49
Discontinued operations	$(0.80)	$(0.03)	$(1.21)	$(0.06)
Net (loss) income	$(0.42)	$0.23	$(0.48)	$0.43
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.37	$0.26	$0.71	$0.48
Discontinued operations	$(0.68)	$(0.03)	$(1.18)	$(0.06)
Net (loss) income	$(0.30)	$0.23	$(0.46)	$0.42
Weighted-average number of shares outstanding (in thousands):
Basic	104,570	103,812	104,455	103,753
Diluted	123,376	105,540	107,376	105,443
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net (loss) income attributable to Rexnord	$(37.6)	$29.8	$(38.3)	$56.3
Other comprehensive loss:
Foreign currency translation adjustments	(0.9)	16.2	(36.6)	34.1
Net change in unrealized losses on interest rate derivatives, net of tax	2.0	1.7	4.0	2.9
Change in pension and postretirement defined benefit plans, net of tax	0.4	(0.3)	0.2	(0.6)
Other comprehensive income (loss), net of tax	1.5	17.6	(32.4)	36.4
Non-controlling interest income	0.1	—	$0.2	—
Total comprehensive (loss) income	$(36.0)	$47.4	$(70.5)	$92.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 30, 2018	September 30, 2017
Operating activities
Net (loss) income	$(38.1)	$56.3
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	31.2	27.4
Amortization of intangible assets	17.3	16.2
Amortization of deferred financing costs	0.8	1.0
Non-cash asset impairment	126.0	—
Deferred income taxes	(16.6)	(11.2)
Other non-cash charges	5.4	2.7
Stock-based compensation expense	11.8	10.8
Changes in operating assets and liabilities:
Receivables	(14.5)	(13.0)
Inventories	(39.7)	(29.3)
Other assets	(1.8)	1.6
Accounts payable	(16.1)	(0.6)
Accruals and other	9.4	(1.4)
Cash provided by operating activities	75.1	60.5

Investing activities
Expenditures for property, plant and equipment	(17.6)	(15.9)
Acquisitions, net of cash acquired	(2.0)	—
Proceeds from dispositions of long-lived assets	3.5	1.8
Cash used for investing activities	(16.1)	(14.1)

Financing activities
Proceeds from borrowings of debt	209.7	—
Repayments of debt	(227.6)	(8.2)
Proceeds from exercise of stock options	5.0	2.8
Shares repurchased to cover taxes associated with equity awards	(3.2)	—
Payments of preferred stock dividends	(11.6)	(11.6)
Cash used for financing activities	(27.7)	(17.0)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	11.8
Increase in cash and cash equivalents	21.1	41.2
Cash, cash equivalents and restricted cash at beginning of period	217.6	490.1
Cash, cash equivalents and restricted cash at end of period	$238.7	$531.3

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for the Company in fiscal 2021 on a retroactive basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for the Company in fiscal 2020. Amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon the effective date. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which gives entities the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and are intended to improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company's fiscal 2020 and interim periods included therein, and is to be applied either in the period of adoption or on a retrospective basis to each period affected. The Company is currently evaluating the impact of this guidance and has not determined whether it will elect to reclassify stranded amounts; however, the adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the beginning of the Company's fiscal 2020, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. The Company adopted ASU 2017-07 on April 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from “Cost of sales” and “Selling, general and administrative expenses” to “Other income, net” in the condensed consolidated statements of operations. As a result, prior period amounts impacted have been revised accordingly. The adoption of ASU 2017-07 resulted in the reclassification of $0.8 million and $1.5 million of net periodic benefit credits previously recorded within "Costs of sales" to "Other income, net" for the three and six months ended September 30, 2017, respectively. The adoption also resulted in a reclassification of $0.1 million and $0.2 million of net periodic benefit credits previously recorded within "Selling, general and administrative expenses," to "Other income, net" on the condensed consolidated statements of operations for the three and six months ended September 30, 2017, respectively.
In February 2015, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective beginning for the Company's fiscal 2020 and interim periods included therein on a modified retrospective basis. The Company expects the new lease standard to increase its total assets and liabilities; however, it is currently evaluating the magnitude of the impact on its consolidated financial statements upon adoption.
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

2. Acquisitions
Fiscal Year 2019
On September 24, 2018, the Company acquired certain assets associated with the design and distribution of various roof drains, spouts and flow sensors for institutional, commercial and industrial buildings for $2.0 million. The acquisition of these assets added complementary product lines to the Company's existing Water Management platform and was accounted for as a business combination. The acquisition of these assets did not materially affect the Company's condensed consolidated statements of operations or financial position.
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
The fiscal 2018 acquisitions were accounted for as business combinations and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation was adjusted during the first six months of fiscal 2019 in connection with determining the fair value of fixed assets acquired and acquisition date trade working capital. The preliminary purchase price allocation as of September 30, 2018 resulted in non-tax deductible goodwill of $59.5 million, other intangible assets of $44.9 million (includes tradenames of $9.9 million, $29.4 million of customer relationships and $5.6 million of patents), $43.2 million of trade working capital, $53.7 million of fixed assets, $16.6 million of long-term debt and other net liabilities of $5.0 million. The Company is continuing to evaluate the initial purchase price allocations related to final working capital adjustments, the fair values assigned to intangible assets and equity method investments, as well as the finalization of related income tax analysis for the Centa acquisition, which will be completed within the one year period following its acquisition date.

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
The following table summarizes the Company's restructuring and other similar charges during the three and six months ended September 30, 2018 and September 30, 2017 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended September 30, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.9	$—	$—	$1.9
Contract termination and other associated costs	0.8	—	1.0	1.8
Total restructuring and other similar costs	$2.7	$—	$1.0	$3.7

	Restructuring and Other Similar Charges Six Months Ended September 30, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$3.7	$0.3	$0.6	$4.6
Contract termination and other associated costs	1.0	0.1	1.1	2.2
Total restructuring and other similar costs	$4.7	$0.4	$1.7	$6.8

	Restructuring and Other Similar Charges Three Months Ended September 30, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.3	$0.3	$—	$1.6
Contract termination and other associated costs	1.2	—	—	1.2
Total restructuring and other similar costs	$2.5	$0.3	$—	$2.8

	Restructuring and Other Similar Charges Six Months Ended September 30, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.8	$0.3	$—	$2.1
Contract termination and other associated costs	2.9	0.1	—	3.0
Total restructuring and other similar costs	$4.7	$0.4	$—	$5.1
The following table summarizes the activity in the Company's restructuring accrual for the six months ended September 30, 2018 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2018 (1)	$2.3	$0.3	$2.6
Charges	4.6	2.2	6.8
Cash payments	(3.9)	(1.1)	(5.0)
Restructuring accrual, September 30, 2018 (1)	$3.0	$1.4	$4.4
(1)     The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $1.2 million and $2.5 million during the three months and six ended September 30, 2018, and zero and $1.0 million during the three and six months ended September 30, 2017. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

4. Discontinued Operations

During the first quarter of fiscal 2019, the Board of Directors approved a plan to sell the net assets of the Company’s VAG business included within the Water Management platform. Going forward the Company plans to focus and build its Water Management platform around its Zurn specification-grade commercial plumbing products, which represents a strategic shift that has a major impact on the Company's operations and financial results. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and liabilities of the VAG business remaining as of September 30, 2018 are presented as current assets and current liabilities held for sale in the condensed consolidated balance sheets.

On October 5, 2018, the Company entered into a definitive sale and purchase agreement (the "Agreement") to sell the Company's VAG business. The transaction is anticipated to close in the third quarter of the Company's fiscal 2019 and is subject to customary closing conditions, including antitrust approval in Germany and Austria. Based on the terms of the Agreement, the Company anticipates receiving approximately $25 million of cash proceeds upon closing, subject to customary working capital and cash balance adjustments at closing. The Agreement also provides for the Company to receive contingent consideration of up to an additional $20 million based on the attainment of Earn-out EBITDA, as defined in the Agreement, in the Company’s fiscal years ending March 31, 2019, 2020 and 2021. Based on the estimated cash proceeds the Company expects it will receive in connection with the Agreement less the expected costs incurred in connection with the sale, the Company recorded a non-cash impairment charge of $82.0 million during the second quarter of fiscal 2019 to reduce the carrying amount of the VAG business to its estimated fair value less costs to sell as of September 30, 2018. As noted above, the timing and completion of the Agreement is subject to closing conditions and other factors may interfere with the timing of the transaction, the amount received or its ultimate completion, and the sale price for the VAG business is subject to closing adjustments, and therefore the estimated fair value less costs to sell is subject to change.

Prior to entering into the Agreement and in connection with the preparation of the financial statements for the three months ended June 30, 2018, the Company recorded a $44.0 million non-cash impairment during the first quarter of fiscal 2019 to reflect the Company's estimated fair value less costs to sell of the VAG business, which was based on the value of preliminary bids received and an assessment of the fair value of the assets and liabilities during the preliminary stages of the sale process as of June 30, 2018. The major components of the Loss from discontinued operations, net of tax associated with the VAG business presented in the condensed consolidated statements of operations for the three and six months ended September 30, 2018 and 2017 are included in the table below (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$49.0	$57.0	$97.0	$101.5
Cost of sales	37.8	43.1	74.7	76.4
Selling, general and administrative expenses	11.8	14.4	24.9	27.7
Amortization of intangible assets	—	0.3	0.3	0.6
Non-cash asset impairments	82.0	—	126.0	—
Other non-operating expenses, net	0.6	3.5	2.3	4.7
Loss from discontinued operations before income tax	(83.2)	(4.3)	(131.2)	(7.9)
Income tax (expense) benefit	(0.5)	0.8	4.7	1.5
Loss from discontinued operations, net of tax	$(83.7)	$(3.5)	$(126.5)	$(6.4)

The carrying amounts of major classes of assets and liabilities included as part of discontinued operations presented in the condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018 were as follows (in millions):

	September 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$15.2	$24.4
Receivables, net	51.0	58.5
Inventories	42.1	40.7
Other current assets	10.8	6.7
Property, plant and equipment, net (1)	53.0	59.9
Intangible assets, net (1)	—	46.6
Other assets (1)	—	2.0
Valuation allowance (2)	(82.0)	—
Assets held for sale	$90.1	$238.8

Liabilities
Trade payables	$31.6	$36.1
Compensation and benefits	6.5	6.1
Other current liabilities	26.2	22.9
Deferred income taxes (1)	3.4	7.3
Other liabilities (1)	—	6.5
Liabilities held for sale	$67.7	$78.9
____________________

(1)	Amounts classified as non-current for the period ended March 31, 2018.

(2)	Represents the second quarter fiscal 2019 non-cash impairment charge of $82.0 million recorded to reduce the net assets of the VAG business to their estimated fair value.
The condensed consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the capital expenditures, depreciation, amortization and other significant non-cash amounts associated with the discontinued operations were as follows (in millions):

	Six Months Ended
	September 30, 2018	September 30, 2017
Depreciation	$4.1	$4.2
Amortization of intangible assets	0.3	0.6
Non-cash asset impairment	126.0	—
Stock-based compensation	0.2	0.3
Capital expenditures	1.5	0.9

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
When the contract provides the customer the right to return eligible products or when the customer is part of a sales rebate program, the Company reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns and rebates associated with the transaction. The Company adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time.
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the condensed consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed consolidated statements of operations.
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following table presents our revenue disaggregated by customer type and geography (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Original equipment manufacturers/end users	$192.3	$169.2	$378.0	$331.2
Maintenance, repair, and operations	156.4	131.2	303.1	256.9
Total Process & Motion Control	$348.7	$300.4	$681.1	$588.1

Water safety, quality, flow control and conservation	$164.1	$142.0	$322.9	$286.4
Water infrastructure	12.0	11.4	24.4	22.5
Total Water Management	$176.1	$153.4	$347.3	$308.9

	Three Months Ended		Six Months Ended
	September 30, 2018		September 30, 2018
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$226.9	$172.2	$440.8	$339.7
Europe	84.7	—	166.9	—
Rest of world	37.1	3.9	73.4	7.6
Total	$348.7	$176.1	$681.1	$347.3

	Three Months Ended		Six Months Ended
	September 30, 2017		September 30, 2017
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$208.3	$150.5	$409.6	$303.4
Europe	58.0	—	113.8	—
Rest of world	34.1	2.9	64.7	5.5
Total	$300.4	$153.4	$588.1	$308.9
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
The following table presents changes in the Company’s contract assets and liabilities during the six months ended September 30, 2018 (in millions):

	Balance Sheet Classification	March 31, 2018	Additions	Deductions	September 30, 2018
Contract Assets	Receivables, net	$0.7	$1.7	$(0.6)	$1.8
Contract Liabilities (1)	Other current liabilities	$3.2	$5.8	$(5.7)	$3.3
____________________

(1)	Contract liabilities are reduced when revenue is recognized.
Backlog
As of September 30, 2018, the Company has unsatisfied performance obligations of $340.7 million, which represent the most likely amount of consideration expected to be received for satisfying the remaining performance obligations under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 82% of the unsatisfied performance obligations as revenue in fiscal 2019 and the remaining 18% in fiscal 2020 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2018, the contract assets capitalized, as well as amortization recognized in fiscal 2019, are not significant and there have been no impairment losses recognized.

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
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform (including subsequent Internal Revenue Service (“IRS”) Notices, etc.). Based upon this review, the Company recognized an estimated net income tax benefit with respect to US Tax Reform for fiscal 2018 of $66.5 million. This net income tax benefit reflects a $66.5 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform) and the one-time repatriation tax of $1.4 million (including state income tax), offset by $1.4 million relating to the remeasurement of unrecognized tax benefits impacted by the one-time repatriation tax. Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded for fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information and related interpretations. For example, the Company was required to use estimates for earnings and profits and taxes in conjunction with determining the impact of the one-time repatriation tax. Similarly, due to recent acquisitions, deferred taxes generally remain “open”, such that any purchase accounting entries recorded that impact opening deferred taxes will automatically require a restatement to the 21% statutory federal tax rate (from the 35% rate required to be used for purchase accounting purposes). In addition, in relation to the remeasurement of the Company’s net U.S. deferred tax liability (as well as numerous other aspects of U.S. Tax Reform), the Company had to use judgment based upon currently available guidance and interpretations of such guidance. Future guidance could result in changes to the Company’s current interpretation, and as such, result in changes to previously recorded amounts. Such changes will be reflected as discrete items in the applicable period. Although the Company believes the net income tax benefit recognized for fiscal 2018 as outlined above was a reasonable estimate based upon the available information and analysis completed at that date, these related amounts will likely change, possibly materially, based upon finalization of actual financial information and as further clarification is provided with respect to the application of various tax law changes incorporated by U.S. Tax Reform. As such, the Company expects to update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary. The Company has reviewed and analyzed various IRS Notices, proposed regulations and other pertinent information that became available during the first six months of fiscal 2019. Based upon this review and analysis to date, the Company has determined that no changes are currently required with regard to the net estimated impact reflected in fiscal 2018 and such items continue to be deemed incomplete.
The Company continues to evaluate the potential future impact of the GILTI provisions of U.S. Tax Reform. In accordance with U.S. GAAP, any potential future impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company’s deferred tax balances. The Company has provisionally elected to account for GILTI as a period expense; however, the Company has not made a final accounting policy decision with respect to this item as such decision will be dependent upon further analysis, clarification of GILTI tax provisions and potential future changes to the Company’s existing legal structure, all of which are currently unknown. Although none of the Company’s material foreign subsidiaries operate within tax jurisdictions that would otherwise meet the definition of “low-taxed” as outlined in the GILTI tax rules, the Company is nevertheless subject to the GILTI tax as a result of one particular aspect of the U.S. foreign income tax credit limitation rules requiring the allocation of U.S. interest expense against the GILTI income. Such allocation effectively results in the allocated interest expense being non-deductible for U.S. federal income tax purposes. Were it not for this requirement, the Company would generally not be subject to the GILTI tax as it is currently outlined.
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
The income tax provision was $17.2 million in the second quarter of fiscal 2019 compared to an income tax provision of $15.6 million in the second quarter of fiscal 2018. The effective income tax rate for the second quarter of fiscal 2019 was 27.4% versus 31.9% in the second quarter of fiscal 2018. The effective income tax rate for the second quarter of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of excess tax benefits associated with share-based payments. The effective income tax rate for the second quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with the accrual of the DPAD and the recognition of certain foreign branch related losses for U.S. income tax purposes, partially offset with an increase in valuation allowances relating to certain foreign net operating losses.
The income tax provision recorded in the first six months of fiscal 2019 was $31.7 million compared to an income tax provision of $24.5 million in the first six months of fiscal 2018. The effective income tax rate for the first six months of fiscal 2019 was 26.9% versus 28.1% in the first six months of fiscal 2018. The effective income tax rate for the first six months of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country enacted rate reduction. The effective income tax rate for the first six months of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with the accrual of the DPAD, the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, partially offset by the increase in valuation allowances related to certain foreign net operating losses.
At September 30, 2018, the Company had an $20.9 million liability for unrecognized net income tax benefits. At March 31, 2018, the Company’s total liability for unrecognized net income tax benefits was $20.1 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2018 and March 31, 2018, the total amount of gross, unrecognized income tax benefits included $6.1 million and $5.7 million of accrued interest and penalties, respectively. The Company recognized $0.3 million of net interest and penalties as income tax expense during both the six months ended September 30, 2018 and September 30, 2017.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain corporate income tax returns of the Company’s Netherlands subsidiaries for the tax years ended March 31, 2011 through 2016). During the second quarter of fiscal 2019, the U.S. Internal Revenue Service completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015 and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2015, state and local income tax examinations for years ending prior to fiscal 2014 or significant foreign income tax examinations for years ending prior to fiscal 2013. With respect to the Company's U.S. federal NOL carryforward (which was fully utilized for the tax year ended March 31, 2015), the short tax period from July 21, 2006 to March 31, 2007 (due to a prior change in control of the Company) and the tax years ended March 31, 2008 through March 31, 2013 are open under statutes of limitations; whereby, the Internal Revenue Service may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforwards to currently open tax years.

7. Earnings per Share
The following table presents the basis for net (loss) income per share computations (in millions, except share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Basic net (loss) income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$46.2	$33.3	$88.4	$62.7
Less: Non-controlling interest income	0.1	—	0.2	—
Less: Dividends on preferred stock	(5.8)	(5.8)	(11.6)	(11.6)
Net income from continuing operations attributable to Rexnord common stockholders	$40.3	$27.5	$76.6	$51.1

Loss from discontinued operations, net of tax	$(83.7)	$(3.5)	$(126.5)	$(6.4)

Net (loss) income attributable to Rexnord common stockholders	$(43.4)	$24.0	$(49.9)	$44.7

Denominator:
Weighted-average common shares outstanding, basic	104,570	103,812	104,455	103,753

Diluted net (loss) income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$46.2	$33.3	$88.4	$62.7
Less: Non-controlling interest income	0.1	—	0.2	—
Less: Dividends on preferred stock (1)	—	(5.8)	(11.6)	(11.6)
Net income from continuing operations attributable to Rexnord common stockholders	$46.1	$27.5	$76.6	$51.1

Loss from discontinued operations, net of tax	$(83.7)	$(3.5)	$(126.5)	$(6.4)

Net (loss) income attributable to Rexnord common stockholders	$(43.4)	$24.0	$(49.9)	$44.7
Plus: Dividends on preferred stock (1)	(5.8)	—	—	—
Net (loss) income attributable to Rexnord common stockholders	$(37.6)	$24.0	$(49.9)	$44.7

Denominator:
Weighted-average common shares outstanding, basic	104,570	103,812	104,455	103,753
Effect of dilutive equity awards	2,826	1,728	2,921	1,690
Preferred stock under the "if-converted" method	15,980	—	—	—
Weighted-average common shares outstanding, diluted	123,376	105,540	107,376	105,443

(1) The "if-converted" method was dilutive for the three months ended September 30, 2018. Under the "if-converted" method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock have been converted into shares of the Company's common stock as of the beginning of the respective periods, and therefore no dividends would have been provided to holders of the Series A Preferred Stock.
The computation of diluted net (loss) income per share for the three and six months ended September 30, 2018 excludes 0.5 million and 0.9 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation for diluted net (loss) income per share also does not include shares of preferred stock that are convertible into a weighted average 16.0 million common shares for the six months ended September 30, 2018, because to do so would have been anti-dilutive.
The computation of diluted net (loss) income per share for the three and six months ended September 30, 2017 excludes 2.8 million and 5.1 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation for diluted net (loss) income per share also does not include shares of preferred stock that are convertible into a weighted average 16.7 and 17.0 million common shares for the three and six months ended September 30, 2017, respectively, because to do so would have been anti-dilutive.

8. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non-controlling interest (1)	Total stockholders’ equity
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Total comprehensive (loss) income	—	—	—	(38.3)	(32.4)	0.2	(70.5)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8
Exercise of stock options, net	—	—	1.8	—	—	—	1.8
Preferred stock dividends	—	—	(5.8)	(5.8)	—	—	(11.6)
Balance at September 30, 2018	$1.0	$—	$1,285.6	$(36.1)	$(106.5)	$0.3	$1,144.3
____________________

(1)	Represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries.
Preferred Stock
As of September 30, 2018, there were 402,500 shares of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") outstanding. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
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
During the three and six months ended September 30, 2018, the Company paid $5.8 million and $11.6 million of dividends on the Series A Preferred Stock. As of September 30, 2018, there were no dividends in arrears on the Series A Preferred Stock. See Note 19, Public Offering and Common Stock Repurchases, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding stockholders' equity.

9. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2018 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2018	$(3.7)	$(42.2)	$(28.2)	$(74.1)
Other comprehensive (loss) income before reclassifications	—	(36.6)	0.6	(36.0)
Amounts reclassified from accumulated other comprehensive loss	4.0	—	(0.4)	3.6
Net current period other comprehensive income (loss)	4.0	(36.6)	0.2	(32.4)
Balance at September 30, 2018	$0.3	$(78.8)	$(28.0)	$(106.5)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net (loss) income during the three and six months ended September 30, 2018 and September 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.3)	$(0.5)	$(0.6)	$(1.0)	Other income, net
Provision for income taxes	0.1	0.2	0.2	0.4
Total net of tax	$(0.2)	$(0.3)	$(0.4)	$(0.6)

Interest rate derivatives
Net realized losses on interest rate hedges	$2.7	$2.6	$5.3	$5.4	Interest expense, net
Benefit for income taxes	(0.7)	(1.0)	(1.3)	(2.1)
Total net of tax	$2.0	$1.6	$4.0	$3.3
10. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 30, 2018	March 31, 2018
Finished goods	$155.4	$134.2
Work in progress	38.5	35.2
Purchased components	81.7	76.0
Raw materials	54.3	53.2
Inventories at First-in, First-Out ("FIFO") cost	329.9	298.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	5.0	5.5
Total inventories	$334.9	$304.1

11. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the six months ended September 30, 2018 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2018	$1,102.5	$173.6	$1,276.1
Acquisition (1)	—	1.2	1.2
Purchase accounting adjustments	4.1	0.2	4.3
Currency translation adjustment and other	(6.3)	(0.2)	(6.5)
Net carrying amount as of September 30, 2018	$1,100.3	$174.8	$1,275.1
______________________
(1) Refer to Note 2 for additional information regarding acquisitions.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2018 and March 31, 2018 are as follows (in millions):

		September 30, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(39.1)	$12.0
Customer relationships (including distribution network)	13 years	694.8	(508.2)	186.6
Tradenames	13 years	39.3	(9.8)	29.5
Intangible assets not subject to amortization - tradenames		280.8	—	280.8
Total intangible assets, net	13 years	$1,066.0	$(557.1)	$508.9

		March 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.3	$(38.4)	$12.9
Customer relationships (including distribution network)	13 years	700.3	(494.8)	205.5
Tradenames	13 years	40.1	(8.5)	31.6
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,072.6	$(541.7)	$530.9

Intangible asset amortization expense totaled $8.5 million and $17.0 million for the three and six months ended September 30, 2018. Intangible asset amortization expense totaled $7.7 million and $15.6 million for the three and six months ended September 30, 2017.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $33.8 million in fiscal year 2019 (inclusive of $17.0 million of amortization expense recognized in the six months ended September 30, 2018), $33.5 million in fiscal year 2020, $32.4 million in fiscal year 2021, $28.1 million in fiscal year 2022 and $13.8 million in fiscal year 2023.

12. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 30, 2018	March 31, 2018
Contract liabilities	$3.3	$3.2
Sales rebates	31.7	26.8
Commissions	6.0	6.1
Restructuring and other similar charges (1)	4.4	2.6
Product warranty (2)	8.0	7.7
Risk management (3)	10.1	10.1
Legal and environmental	4.7	3.4
Taxes, other than income taxes	9.4	8.0
Income tax payable	32.4	19.4
Interest payable	7.6	8.7
Other	44.7	31.4
	$162.3	$127.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2018	March 31, 2018
Term loan (1)	$792.1	$791.5
4.875% Senior Notes due 2025 (2)	494.6	494.2
Securitization facility borrowings (3)	—	18.3
Other subsidiary debt (4)	51.3	52.0
Total	1,338.0	1,356.0
Less current maturities	1.4	3.9
Long-term debt	$1,336.6	$1,352.1
____________________

(1)	Includes unamortized debt issuance costs of $7.9 million and $8.5 million at September 30, 2018 and March 31, 2018, respectively.

(2)	Includes unamortized debt issuance costs of $5.4 million and $5.8 million at September 30, 2018 and March 31, 2018, respectively.

(3)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Includes unamortized debt issuance costs of $0.5 million and $0.5 million at September 30, 2018 and March 31, 2018, respectively.
Senior Secured Credit Facility
At September 30, 2018, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) an $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. During August 2018, the Company met the required rating of the Credit Agreement allowing the applicable margin under the Term Loan to be reduced from 2.25% to 2.00%. At September 30, 2018, the borrowings under the Term Loan had a weighted-average effective interest rate of 4.26%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 0% floor) plus an applicable margin of 2.00%. The weighted-average interest rate for the six months ended September 30, 2018, was 4.20% determined as LIBOR (subject to a 0.0% floor) plus an applicable margin of 2.00%.  No amounts were borrowed under the revolving credit facility at September 30, 2018 or March 31, 2018; however, $6.2 million and $8.3 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at September 30, 2018 and March 31, 2018, respectively.

As of September 30, 2018, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.7 to 1.0 as of September 30, 2018.

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

At September 30, 2018 and March 31, 2018, the Company's borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. No amount was borrowed under the Securitization as of September 30, 2018, and $18.8 million was borrowed under the Securitization as of March 31, 2018. In addition, $7.6 million and $7.9 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at September 30, 2018 and March 31, 2018, respectively. As of September 30, 2018, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
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

Interest Rate Derivatives
The Company utilized three interest rate swaps to hedge the variability in future cash flows associated with the Company's variable-rate term loans. The interest rate swaps, which originally became effective in fiscal 2016, converted $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin and matured on September 27, 2018. In addition, the Company utilized two interest rate caps to further mitigate the Company's exposure to increasing interest rates on its variable-rate interest loans. Those interest rate caps were effective beginning in fiscal 2015 and matured on October 24, 2018, and they capped the interest on $750.0 million of the Company's variable-rate interest loans at 3.0%, plus the applicable margin.
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

	September 30, 2018	March 31, 2018	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$—	$0.5	Other current assets

	Liability Derivatives
Interest rate swaps	$—	$0.8	Other current liabilities
Foreign currency forward contracts	$0.1	$—	Other current liabilities
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

	Amount of loss (gain) recognized in accumulated other comprehensive loss
Derivative instruments no longer qualifying for hedge accounting under ASC 815 (in millions)
	September 30, 2018	March 31, 2018
Interest rate swaps	$(0.5)	$2.3
Interest rate caps	(0.1)	1.4

Non-qualifying, non-designated derivative instruments (in millions)	Condensed Consolidated Statements of Operations Classification	Amount recognized as income (expense)
		Three Months Ended		Six Months Ended
		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign currency forward contracts	Other income (expense), net	$(0.3)	$(0.6)	$(0.1)	$(0.8)
Interest rate swaps	Interest income (expense), net	0.3	—	0.8	—

As of September 30, 2018, the Company expects to reclassify the remaining $0.3 million of losses related to its interest rate derivatives recorded within accumulated other comprehensive loss into earnings as interest expense during the next quarter.

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
The Company has a nonqualified deferred compensation plan where assets are invested in mutual funds and corporate-owned life insurance contracts held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for the mutual funds, which are measured using quoted prices of identical instruments in active markets categorized as Level 1. Corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds categorized as Level 2. The deferred compensation assets are classified within other assets on the condensed consolidated balance sheets. Deferred compensation liabilities are measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants categorized as Level 1. Deferred compensation liabilities are classified within other liabilities on the condensed consolidated balance sheets.
There were no transfers of assets between levels at September 30, 2018 and March 31, 2018, respectively.
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2018 and March 31, 2018 (in millions):

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$3.4	$1.9	$—	$5.3
Total assets at fair value	$3.4	$1.9	$—	$5.3

Liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Deferred compensation liabilities	5.3	—	—	5.3
Total liabilities at fair value	$5.3	$0.1	$—	$5.4

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.5	$—	$0.5
Deferred compensation assets	1.6	1.9	—	3.5
Total assets at fair value	$1.6	$2.4	$—	$4.0

Liabilities:
Interest rate swaps	$—	$0.8	$—	$0.8
Deferred compensation liabilities	3.5	—	—	3.5
Total liabilities at fair value	$3.5	$0.8	$—	$4.3

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2018 and March 31, 2018 due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2018 and March 31, 2018 was approximately $1,334.6 million and $1,361.8 million, respectively. The fair value is based on quoted market prices for the same issues.
16. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	September 30, 2018	September 30, 2017
Balance at beginning of period	$7.7	$5.9
Charged to operations	1.5	2.2
Claims settled	(1.2)	(1.9)
Balance at end of period	$8.0	$6.2
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2018, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 14,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of September 30, 2018, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $38.0 million, of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $38.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.

Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2018, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
As of September 30, 2018, the Company had a recorded receivable from its insurance carriers of $38.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

As a result of the Company's anticipated involvement during the construction period of a new manufacturing facility the Company is considered, for accounting purposes only, the owner of the construction asset under build-to-suit lease accounting. Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance. As of September 30, 2018, the Company has recorded a financing lease obligation of $19.0 million associated with the construction asset of the same value.
17. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Pension Benefits:
Service cost	$0.1	$0.2	$0.2	$0.4
Interest cost	5.8	6.1	11.6	12.2
Expected return on plan assets	(6.6)	(6.6)	(13.2)	(13.2)
Net periodic benefit credit	$(0.7)	$(0.3)	$(1.4)	$(0.6)
Other Postretirement Benefits:
Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization:
Prior service credit	(0.3)	(0.5)	(0.6)	(1.0)
Net periodic benefit credit	$(0.1)	$(0.3)	$(0.2)	$(0.6)

The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within Other income, net.

During the first six months of fiscal 2019 and 2018, the Company made contributions of $1.1 million and $2.9 million, respectively, to its U.S. qualified pension plan trusts.

See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding retirement benefits.

18. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three and six months ended September 30, 2018, the Company recognized $5.7 million and $11.6 million of stock-based compensation expense from continuing operations, respectively. For the three and six months ended September 30, 2017, the Company recognized $5.2 million and $10.5 million of stock-based compensation expense from continuing operations, respectively.
During the six months ended September 30, 2018, the Company granted the following stock options, restricted stock units, and performance stock units to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	552,841	$10.60
Restricted stock units	291,822	$28.92
Performance stock units	183,069	$28.91
See Note 15, Stock-Based Compensation, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding stock-based compensation.
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
During the first six months of fiscal 2019, the net assets of the Company’s VAG business included within the Water Management platform met the criteria to be classified as “held for sale” and, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in all periods presented. See Note 4, Discontinued Operations, for further information.
Business Segment Information:
(in Millions)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales
Process & Motion Control	$348.7	$300.4	$681.1	$588.1
Water Management (1)	176.1	153.4	347.3	308.9
Consolidated net sales	524.8	453.8	1,028.4	897.0
Income from operations
Process & Motion Control	56.4	44.1	106.3	83.1
Water Management (1)	41.3	36.3	77.8	67.5
Corporate	(16.3)	(12.3)	(30.6)	(25.3)
Consolidated income from operations	81.4	68.1	153.5	125.3
Non-operating expense:
Interest expense, net	(18.7)	(20.1)	(37.3)	(40.0)
Other income, net	—	0.9	1.7	1.9
Income before income taxes	62.7	48.9	117.9	87.2
Provision for income taxes	(17.2)	(15.6)	(31.7)	(24.5)
Equity method investment income	0.7	—	2.2	—
Net income from continuing operations	46.2	33.3	88.4	62.7
Loss from discontinued operations, net of tax	(83.7)	(3.5)	(126.5)	(6.4)
Net (loss) income	(37.5)	29.8	(38.1)	56.3
Non-controlling interest income	0.1	—	0.2	—
Net (loss) income attributable to Rexnord	(37.6)	29.8	(38.3)	56.3
Dividends on preferred stock	(5.8)	(5.8)	(11.6)	(11.6)
Net (loss) income attributable to Rexnord common stockholders	$(43.4)	$24.0	$(49.9)	$44.7

Depreciation and amortization
Process & Motion Control	$15.7	$13.0	$31.7	$27.4
Water Management (1)	6.2	5.7	12.4	11.4
Consolidated	$21.9	$18.7	$44.1	$38.8
Capital expenditures
Process & Motion Control	$4.4	$7.8	$13.3	$13.2
Water Management (1)	1.5	0.8	2.8	1.8
Consolidated	$5.9	$8.6	$16.1	$15.0
____________________

(1)	Amounts reflect Water Management continuing operations.

20. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of September 30, 2018 and March 31, 2018, and for the three and six month periods ended September 30, 2018 and 2017 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
September 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.3	$0.4	$61.8	$161.0	$—	$223.5
Receivables, net	—	—	202.5	111.5	—	314.0
Inventories, net	—	—	231.9	103.0	—	334.9
Income tax receivable	—	—	5.7	18.8	—	24.5
Other current assets	—	—	13.6	24.6	—	38.2
Current assets held for sale	—	—	14.1	76.0	—	90.1
Total current assets	0.3	0.4	529.6	494.9	—	1,025.2
Property, plant and equipment, net	—	—	249.5	136.2	—	385.7
Intangible assets, net	—	—	425.3	83.6	—	508.9
Goodwill	—	—	1,016.3	258.8	—	1,275.1
Investment in:
Issuer subsidiaries	1,117.4	—	—	—	(1,117.4)	—
Guarantor subsidiaries	—	3,028.9	—	—	(3,028.9)	—
Non-guarantor subsidiaries	—	—	482.8	—	(482.8)	—
Other assets	—	1.2	77.5	39.3	—	118.0
Total assets	$1,117.7	$3,030.5	$2,781.0	$1,012.8	$(4,629.1)	$3,312.9
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.2	$1.2	$—	$1.4
Trade payables	—	—	122.9	50.2	—	173.1
Compensation and benefits	—	—	32.0	19.5	—	51.5
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.6	—	4.0
Other current liabilities	3.0	7.5	100.4	51.4	—	162.3
Current liabilities held for sale	—	—	3.2	64.5	—	67.7
Total current liabilities	3.0	7.5	261.1	188.4	—	460.0
Long-term debt	—	1,286.7	37.3	12.6	—	1,336.6
Pension and postretirement benefit obligations	—	—	110.0	45.8	—	155.8
Deferred income taxes	—	—	110.1	26.1	—	136.2
Other liabilities	0.2	—	64.9	14.9	—	80.0
Total liabilities	3.2	1,294.2	583.4	287.8	—	2,168.6
Note (receivable from) payable to affiliates, net	(29.8)	618.9	(831.3)	242.2	—	—
Total stockholders' equity	1,144.3	1,117.4	3,028.9	482.8	(4,629.1)	1,144.3
Total liabilities and stockholders' equity	$1,117.7	$3,030.5	$2,781.0	$1,012.8	$(4,629.1)	$3,312.9

Condensed Consolidating Balance Sheets
March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$40.2	$153.0	$—	$193.2
Receivables, net	—	—	200.4	114.3	—	314.7
Inventories, net	—	—	196.3	107.8	—	304.1
Income tax receivable	7.4	—	5.4	4.7	—	17.5
Other current assets	—	—	12.0	25.9	—	37.9
Current assets held for sale	—	—	12.1	118.2	—	130.3
Total current assets	7.4	—	466.4	523.9	—	997.7
Property, plant and equipment, net	—	—	250.1	146.4	—	396.5
Intangible assets, net	—	—	438.8	92.1	—	530.9
Goodwill	—	—	1,010.6	265.5	—	1,276.1
Investment in:
Issuer subsidiaries	1,177.5	—	—	—	(1,177.5)	—
Guarantor subsidiaries	—	3,053.3	—	—	(3,053.3)	—
Non-guarantor subsidiaries	—	—	602.3	—	(602.3)	—
Other assets	40.5	1.4	34.2	37.9	—	114.0
Non-current assets held for sale	—	—	8.0	100.5	—	108.5
Total assets	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$3.8	$—	$3.9
Trade payables	—	—	128.8	61.1	—	189.9
Compensation and benefits	—	—	41.5	22.4	—	63.9
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.6	—	4.0
Other current liabilities	3.0	9.4	74.0	41.0	—	127.4
Current liabilities held for sale	—	—	6.0	59.1	—	65.1
Total current liabilities	3.0	9.4	252.8	189.0	—	454.2
Long-term debt	—	1,285.8	55.8	10.5	—	1,352.1
Pension and postretirement benefit obligations	—	—	114.7	48.5	—	163.2
Deferred income taxes	—	0.7	116.2	32.4	—	149.3
Other liabilities	0.2	—	62.3	15.8	—	78.3
Non-current liabilities held for sale	—	—	0.9	12.9	—	13.8
Total liabilities	3.2	1,295.9	602.7	309.1	—	2,210.9
Note payable to (receivable from) affiliates, net	9.4	581.3	(845.6)	254.9	—	—
Total stockholders' equity	1,212.8	1,177.5	3,053.3	602.3	(4,833.1)	1,212.8
Total liabilities and stockholders' equity	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7

Condensed Consolidating Statements of Operations
For the Six Months Ended September 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$786.0	$340.8	$(98.4)	$1,028.4
Cost of sales	—	—	479.8	248.3	(98.4)	629.7
Gross profit	—	—	306.2	92.5	—	398.7
Selling, general and administrative expenses	—	—	168.1	53.3	—	221.4
Restructuring and other similar charges	—	—	4.2	2.6	—	6.8
Amortization of intangible assets	—	—	13.8	3.2	—	17.0
Income from continuing operations	—	—	120.1	33.4	—	153.5
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(36.6)	(0.8)	0.1	—	(37.3)
To affiliates	1.2	19.6	(14.3)	(6.5)	—	—
Other income (expense), net	—	0.1	2.5	(0.9)	—	1.7
Income (loss) before income taxes from continuing operations	1.2	(16.9)	107.5	26.1	—	117.9
Provision for income taxes	—	—	(26.0)	(5.7)	—	(31.7)
Earnings from equity method investments	—	—	—	2.2	—	2.2
Income (loss) before equity in income of subsidiaries	1.2	(16.9)	81.5	22.6	—	88.4
Equity loss of subsidiaries	(39.3)	(22.4)	(100.2)	—	161.9	—
Net (loss) income from continuing operations	(38.1)	(39.3)	(18.7)	22.6	161.9	88.4
Loss from discontinued operations	—	—	(3.7)	(122.8)	—	(126.5)
Net loss	(38.1)	(39.3)	(22.4)	(100.2)	161.9	(38.1)
Non controlling interest income	—	—	—	0.2	—	0.2
Net loss attributable to Rexnord common stockholders	(38.1)	(39.3)	(22.4)	(100.4)	161.9	(38.3)
Dividends on preferred stock	11.6	—	—	—	—	11.6
Net loss attributable to Rexnord	(49.7)	(39.3)	(22.4)	(100.4)	161.9	(49.9)
Comprehensive loss	$(38.1)	$(43.1)	$(20.5)	$(130.7)	$161.9	$(70.5)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$400.6	$171.3	$(47.1)	$524.8
Cost of sales	—	—	243.9	124.8	(47.1)	321.6
Gross profit	—	—	156.7	46.5	—	203.2
Selling, general and administrative expenses	—	—	83.0	26.6	—	109.6
Restructuring and other similar charges	—	—	2.1	1.6	—	3.7
Amortization of intangible assets	—	—	7.0	1.5	—	8.5
Income from continuing operations	—	—	64.6	16.8	—	81.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(18.5)	(0.3)	0.1	—	(18.7)
To affiliates	0.6	8.9	(7.1)	(2.4)	—	—
Other (expense) income, net	—	(0.1)	1.5	(1.4)	—	—
Income (loss) before income taxes from continuing operations	0.6	(9.7)	58.7	13.1	—	62.7
Provision for income taxes	—	—	(14.4)	(2.8)	—	(17.2)
Earnings from equity method investments	—	—	—	0.7	—	0.7
Income (loss) before equity in income of subsidiaries	0.6	(9.7)	44.3	11.0	—	46.2
Equity loss of subsidiaries	(38.1)	(28.4)	(70.8)	—	137.3	—
Net (loss) income from continuing operations	(37.5)	(38.1)	(26.5)	11.0	137.3	46.2
Loss from discontinued operations	—	—	(1.9)	(81.8)	—	(83.7)
Net loss	(37.5)	(38.1)	(28.4)	(70.8)	137.3	(37.5)
Non controlling interest income	—	—	—	0.1	—	0.1
Net loss attributable to Rexnord common stockholders	(37.5)	(38.1)	(28.4)	(70.9)	137.3	(37.6)
Dividends on preferred stock	5.8	—	—	—	—	5.8
Net loss attributable to Rexnord	(43.3)	(38.1)	(28.4)	(70.9)	137.3	(43.4)
Comprehensive loss	$(37.5)	$(32.6)	$(28.0)	$(75.2)	$137.3	$(36.0)

Condensed Consolidating Statements of Operations
For the Six Months Ended September 30, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$716.6	$256.7	$(76.3)	$897.0
Cost of sales	—	—	445.7	189.9	(76.3)	559.3
Gross profit	—	—	270.9	66.8	—	337.7
Selling, general and administrative expenses	—	—	152.2	39.5	—	191.7
Restructuring and other similar charges	—	—	4.8	0.3	—	5.1
Amortization of intangible assets	—	—	12.8	2.8	—	15.6
Income from operations	—	—	101.1	24.2	—	125.3
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(40.6)	0.3	0.3	—	(40.0)
To affiliates	1.7	13.1	(12.0)	(2.8)	—	—
Other income, net	—	0.1	0.3	1.5	—	1.9
Income (loss) before income taxes from continuing operations	1.7	(27.4)	89.7	23.2	—	87.2
Provision for income taxes	—	—	(16.8)	(7.7)	—	(24.5)
Income (loss) before equity loss of subsidiaries	1.7	(27.4)	72.9	15.5	—	62.7
Equity income of subsidiaries	54.6	82.0	10.9	—	(147.5)	—
Net income from continuing operations	56.3	54.6	83.8	15.5	(147.5)	62.7
Loss from discontinued operations	—	—	(1.9)	(4.5)	—	(6.4)
Net income	56.3	54.6	81.9	11.0	(147.5)	56.3
Dividends on preferred stock	11.6	—	—	—	—	11.6
Net income attributable to Rexnord	44.7	54.6	81.9	11.0	(147.5)	44.7
Comprehensive income	$56.3	$63.9	$84.6	$35.4	$(147.5)	$92.7

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$360.0	$134.9	$(41.1)	$453.8
Cost of sales	—	—	221.0	100.3	(41.1)	280.2
Gross profit	—	—	139.0	34.6	—	173.6
Selling, general and administrative expenses	—	—	74.6	20.4	—	95.0
Restructuring and other similar charges	—	—	2.6	0.2	—	2.8
Amortization of intangible assets	—	—	6.4	1.3	—	7.7
Income from operations	—	—	55.4	12.7	—	68.1
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(20.6)	0.3	0.2	—	(20.1)
To affiliates	0.8	6.7	(6.1)	(1.4)	—	—
Other income, net	—	0.1	—	0.8	—	0.9
Income (loss) before income taxes from continuing operations	0.8	(13.8)	49.6	12.3	—	48.9
Provision (benefit) for income taxes	—	—	(12.2)	(3.4)	—	(15.6)
Income (loss) before equity loss of subsidiaries	0.8	(13.8)	37.4	8.9	—	33.3
Equity income of subsidiaries	29.0	42.8	6.3	—	(78.1)	—
Net income from continuing operations	29.8	29.0	43.7	8.9	(78.1)	33.3
Loss from discontinued operations	—	—	(0.9)	(2.6)	—	(3.5)
Net income	29.8	29.0	42.8	6.3	(78.1)	29.8
Dividends on preferred stock	5.8	—	—	—	—	5.8
Net income attributable to Rexnord	24.0	29.0	42.8	6.3	(78.1)	24.0
Comprehensive income	$29.8	$33.4	$43.2	$19.0	$(78.0)	$47.4

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$10.1	$18.3	$32.8	$13.9	$—	$75.1
Investing activities
Expenditures for property, plant and equipment	—	—	(12.8)	(4.8)	—	(17.6)
Acquisitions, net of cash acquired	—	—	(2.0)	—	—	(2.0)
Proceeds from dispositions of long-lived assets	—	—	3.5	—	—	3.5
Cash used for investing activities	—	—	(11.3)	(4.8)	—	(16.1)
Financing activities
Proceeds from borrowings of long-term debt	—	209.7	—	—	—	209.7
Repayments of debt	—	(227.6)	—	—	—	(227.6)
Proceeds from exercise of stock options	5.0	—	—	—	—	5.0
Shares repurchased to cover taxes associated with equity awards	(3.2)	—	—	—	—	(3.2)
Payments of preferred stock dividends	(11.6)	—	—	—	—	(11.6)
Cash used for financing activities	(9.8)	(17.9)	—	—	—	(27.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.2)	—	(10.2)
Increase (decrease) in cash and cash equivalents	0.3	0.4	21.5	(1.1)	—	21.1
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$0.3	$0.4	$62.4	$175.6	$—	$238.7

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$13.2	$9.6	$65.4	$(27.7)	$—	$60.5
Investing activities
Expenditures for property, plant and equipment	—	—	(12.0)	(3.9)		(15.9)
Proceeds from dispositions of long-lived assets	—	—	1.8	—	—	1.8
Cash used for investing activities	—	—	(10.2)	(3.9)	—	(14.1)
Financing activities
Repayments of debt	—	(8.2)	—	—	—	(8.2)
Proceeds from exercise of stock options	2.8	—	—	—	—	2.8
Payments of preferred stock dividends	(11.6)	—	—	—	—	(11.6)
Cash used for financing activities	(8.8)	(8.2)	—	—	—	(17.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11.8	—	11.8
Increase (decrease) in cash and cash equivalents	4.4	1.4	55.2	(19.8)	—	41.2
Cash, cash equivalents and restricted cash at beginning of period	4.9	—	253.4	231.8	—	490.1
Cash, cash equivalents and restricted cash at end of period	$9.3	$1.4	$308.6	$212.0	$—	$531.3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 1, 2018 through September 30, 2018 as the “second quarter of fiscal 2019” or the “second quarter ended September 30, 2018.” Similarly, we refer to the period from July 1, 2017 through September 30, 2017 as the “second quarter of fiscal 2018” or the “second quarter ended September 30, 2017.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2018 and during the period from April 1, 2018 through September 30, 2018, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1 Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On September 24, 2018, we acquired certain assets associated with the design and distribution of various roof drains, spouts and flow sensors for institutional, commercial and industrial buildings for $2.0 million. The acquisition of these assets added complementary product lines to our existing Water Management platform.

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

Discontinued Operations
During the first quarter of fiscal 2019, our Board of Directors approved a plan to sell the net assets of our VAG business included within our Water Management platform. Going forward, we plan to focus and build our Water Management platform around our Zurn specification-grade commercial plumbing products, which represents a strategic shift that has a major impact on our operations and financial results. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The assets and liabilities of the VAG business remaining as of September 30, 2018 are presented as current assets and current liabilities held for sale in the condensed consolidated balance sheets.

On October 5, 2018, we entered into a definitive sale and purchase agreement (the "Agreement") to sell our VAG business. The transaction is anticipated to close in the third quarter of our fiscal 2019 and is subject to customary closing conditions, including antitrust approval in Germany and Austria. Based on the terms of the Agreement, we anticipate receiving approximately $25 million of cash proceeds upon closing, subject to customary working capital and cash balance adjustments at closing. The Agreement also provides us to receive contingent consideration of up to an additional $20 million based on the attainment of Earn-out EBITDA, as defined in the Agreement, in our fiscal years ending March 31, 2019, 2020 and 2021. Based on the estimated cash proceeds we expect we will receive in connection with the Agreement less the expected costs incurred in connection with the sale, we recorded a non-cash impairment charge of $82.0 million during the second quarter of fiscal 2019 to reduce the carrying amount of the VAG business to its estimated fair value less costs to sell as of September 30, 2018. As noted above, the timing and completion of the Agreement is subject to closing conditions and other factors may interfere with the timing of the transaction, the amount received or its ultimate completion, and the sale price for the VAG business is subject to closing adjustments, and therefore the estimated fair value less costs to sell is subject to change.

Prior to entering into the Agreement and in connection with the preparation of the financial statements for the three months ended June 30, 2018, we recorded a $44.0 million non-cash impairment during the first quarter of fiscal 2019 to reflect our estimated fair value less costs to sell of the VAG business during the preliminary stages of the sale process. For the three months ended September 30, 2018 and September 30, 2017, our loss from discontinued operations was $83.7 million and $3.5 million, respectively. For the six months ended September 30, 2018 and September 30, 2017, our loss from discontinued operations was $126.5 million and $6.4 million, respectively. For other elements of the loss from discontinued operations, refer to Item 1, Note 4, Discontinued Operations for further information. The analysis of our results of operations below focuses on our results from continuing operations.

Restructuring
During fiscal 2019, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three months ended September 30, 2018 and September 30, 2017, restructuring charges totaled $3.7 million and $2.8 million, respectively. For the six months ended September 30, 2018 and September 30, 2017, restructuring charges totaled $6.8 million and $5.1 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Second Quarter Ended September 30, 2018 compared with the Second Quarter Ended September 30, 2017:
Net sales
(Dollars in Millions)

	Quarter Ended
	September 30, 2018	September 30, 2017	Change	% Change
Process & Motion Control	$348.7	$300.4	$48.3	16.1%
Water Management	176.1	153.4	22.7	14.8%
Consolidated	$524.8	$453.8	$71.0	15.6%
Process & Motion Control
Process & Motion Control net sales increased 16% year over year to $348.7 million in the second quarter of fiscal 2019. Core sales increased 7%, our prior year acquisition of Centa contributed 10% and foreign currency translation had an unfavorable impact of 1% year over year. The increase in core sales is the result of favorable demand trends across the majority of our served end markets, including the shift of some shipments in our aerospace end markets from the first quarter to our second quarter.
Water Management

Water Management net sales were $176.1 million in the second quarter of fiscal 2019, an increase of 15% year over year. Core sales increased 12% and last years acquisition of World Dryer added 3% year over year. The increase in core sales is the result of increased demand across North American building construction end markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	September 30, 2018	September 30, 2017	Change	% Change
Process & Motion Control	$56.4	$44.1	$12.3	27.9%
% of net sales	16.2%	14.7%	1.5%
Water Management	41.3	36.3	5.0	13.8%
% of net sales	23.5%	23.7%	(0.2)%
Corporate	(16.3)	(12.3)	(4.0)	(32.5)%
Consolidated	$81.4	$68.1	$13.3	19.5%
% of net sales	15.5%	15.0%	0.5%
Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2019 was $56.4 million, or 16.2% of net sales. Income from operations as a percentage of net sales increased by 150 basis points year over year, primarily due to the increase in core sales, RBS-led productivity gains and benefits from our footprint repositioning actions.
Water Management
Water Management income from operations was $41.3 million for the second quarter of fiscal 2019, or 23.5% of net sales. Income from operations as a percentage of net sales decreased by 20 basis points year over year as the benefit associated with incremental core sales and lower stock compensation expense was partially offset by incremental investments in our innovation, market expansion and cost reduction initiatives and the lack of certain nonrecurring favorable items that affected the prior year quarter.
Corporate
Corporate expenses were $16.3 million in the second quarter of fiscal 2019 and $12.3 million in the second quarter of fiscal 2018. The increase in corporate expenses is primarily the result of the recognition of lease facility termination costs incurred in connection with our ongoing footprint optimization actions and higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the second quarter of fiscal 2018.
Interest expense, net
Interest expense, net was $18.7 million in the second quarter of fiscal 2019 compared to $20.1 million in the second quarter of fiscal 2018. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the second quarter of fiscal 2019 following the refinancing of our then-outstanding debt during the third quarter of fiscal 2018. See Item 1, Note 13 Long-Term Debt for more information.
Other income, net
Other income, net for the second quarter of fiscal 2019 was zero compared to $0.9 million for the second quarter of fiscal 2018. Other income, net consists primarily of foreign currency transaction gains and the non-service cost components of net periodic benefit credits associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $17.2 million in the second quarter of fiscal 2019 compared to an income tax provision of $15.6 million in the first quarter of fiscal 2018. The effective income tax rate for the second quarter of fiscal 2019 was 27.4% versus 31.9% in the second quarter of fiscal 2018. The effective income tax rate for the second quarter of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, partially offset by the recognition of excess tax benefits associated with share-based payments. The effective income tax rate for the second quarter of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition of net tax benefits associated with the accrual of the Domestic Production Activities Deduction ("DPAD") and the

recognition of certain foreign branch related losses for U.S. income tax purposes, partially offset with an increase in valuation allowances relating to certain foreign net operating losses.
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
Net income from continuing operations
Net income from continuing operations for the second quarter of fiscal 2019 was $46.2 million, compared to net income from continuing operations of $33.3 million in the second quarter of fiscal 2018, as a result of the factors described above. Diluted net income per share from continuing operations was $0.37 in the second quarter of fiscal 2019, as compared to diluted net income per share from continuing operations of $0.26 in the second quarter of fiscal 2018.

Net (loss) income attributable to Rexnord common stockholders
Net loss attributable to Rexnord common stockholders for the second quarter of fiscal 2019 was $43.4 million, compared to net income attributable to Rexnord common stockholders of $24.0 million in the second quarter of fiscal 2018.  The year-over-year change is primarily the result of the $83.7 million loss from discontinued operations and the other factors described above. Diluted net (loss) income per share attributable to Rexnord common stockholders for the three months ended September 30, 2018 and September 30, 2017 was $(0.30) and $0.23, respectively.

Six Months Ended September 30, 2018 Compared with the Six Months Ended September 30, 2017:

Net sales
(Dollars in Millions)

	Six Months Ended
	September 30, 2018	September 30, 2017	Change	% Change
Process & Motion Control	$681.1	$588.1	$93.0	15.8%
Water Management	347.3	308.9	38.4	12.4%
Consolidated	$1,028.4	$897.0	$131.4	14.6%

Process & Motion Control
Process & Motion Control net sales increased 15.8% year over year to $681.1 million in the first six months of fiscal 2019. Core sales increased 5%, our prior-year acquisition of Centa contributed 10% and foreign currency translation had a favorable impact of 1% year over year. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.

Water Management

Water Management net sales increased 12.4% year over year to $347.3 million in the first six months of fiscal 2019. Water Management core net sales increased 9% and last year's acquisition of World Dryer added 3% year over year. The increase in core net sales is the result of favorable year-over-year demand trends within our nonresidential construction end markets.

 Income from operations
(Dollars in Millions)

	Six Months Ended
	September 30, 2018	September 30, 2017	Change	% Change
Process & Motion Control	$106.3	$83.1	$23.2	27.9%
% of net sales	15.6%	14.1%	1.5%
Water Management	77.8	67.5	10.3	15.3%
% of net sales	22.4%	21.9%	0.5%
Corporate	(30.6)	(25.3)	(5.3)	(20.9)%
Consolidated	$153.5	$125.3	$28.2	22.5%
% of net sales	14.9%	14.0%	0.9%
Process & Motion Control

Process & Motion Control income from operations for the first six months of fiscal 2019 was $106.3 million or 15.6% of net sales. Income from operations as a percentage of net sales increased by 150 basis points year over year in the first six months of fiscal 2019 primarily due to the increase in core sales, RBS-led productivity gains and benefits from our footprint repositioning actions.

Water Management

Water Management income from operations was $77.8 million for the first six months of fiscal 2019, or 22.4% of net sales. Income from operations as a percentage of net sales increased 50 basis points year over year, primarily due to the benefits associated with incremental core sales and ongoing cost reduction and productivity initiatives that more than offset incremental investments in our innovation, market expansion, and cost reduction initiatives.

Corporate

Corporate expenses were $30.6 million in the first six months of fiscal 2019 and $25.3 million in the first six months of fiscal 2018. The increase in corporate expenses is primarily associated with the recognition of lease facility termination costs incurred in connection with our ongoing footprint optimization actions and higher year-over-year compensation related costs (primarily stock-based compensation) relative to the first six months of fiscal 2018.

Interest expense, net

Interest expense, net was $37.3 million in the first six months of fiscal 2019 compared to $40.0 million in the first six months of fiscal 2018. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the first six months of fiscal 2019 following the refinancing of our then-outstanding debt during the third quarter of fiscal 2018. See Item 1, Note 13 Long-Term Debt for more information.

Other income, net

Other income, net for the first six months of fiscal 2019 was $1.7 million compared to $1.9 million for the first six months of fiscal 2018. Other income, net consists primarily of foreign currency transaction gains and the non-service cost components of net periodic benefit credits associated with our defined benefit plans.

Provision for income taxes
The income tax provision recorded in the first six months of fiscal 2019 was $31.7 million compared to an income tax provision of $24.5 million in the first six months of fiscal 2018. The effective income tax rate for the first six months of fiscal 2019 was 26.9% versus 28.1% in the first six months of fiscal 2018. The effective income tax rate for the first six months of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country enacted rate reduction. The effective income tax rate for the first six months of fiscal 2018 was below the U.S. federal statutory rate of 35% primarily due to the recognition net tax benefits associated with the accrual of the DPAD, the recognition of excess U.S. foreign tax credits, the recognition of certain foreign branch related losses for U.S. income tax purposes and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, partially offset with the increase in valuation allowances related to certain foreign net operating losses.
Net income from continuing operations
Our net income from continuing operations for the first six months of fiscal 2019 was $88.4 million, compared to net income from continuing operations of $62.7 million for the first six months of fiscal 2018, as a result of the factors described above. Diluted net income per share from continuing operations was $0.71 in the first six months of fiscal 2019, as compared to $0.48 per share in the first six months of fiscal 2018.

Net (loss) income attributable to Rexnord common stockholders
Our net loss attributable to Rexnord common stockholders for the first six months of fiscal 2019 was $49.9 million, compared to net income attributable to Rexnord common stockholders of $44.7 million for the first six months of fiscal 2018. The year-over-year change is primarily the result of the $126.5 million loss from discontinued operations and the other factors described above. Diluted loss per share attributable to Rexnord common stockholders was $0.46 in the first six months of fiscal 2019, as compared to diluted income per share attributable to Rexnord common stockholders of $0.42 per share in the first six months of fiscal 2018.

Non-GAAP Financial Measures
Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.

Core sales
Core sales excludes the impact of acquisitions (such as the Centa and World Dryer acquisitions), divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net loss attributable to Rexnord common stockholders in the six months ended September 30, 2018 of $49.9 million and Adjusted EBITDA for the same period of $219.8 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net (loss) income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.7 to 1.0 at September 30, 2018). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2018 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income (loss) attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 30, 2017	Year ended March 31, 2018	Six months ended September 30, 2018	Twelve months ended September 30, 2018
Net income (loss) attributable to Rexnord common stockholders	$44.7	$52.7	$(49.9)	$(41.9)
Dividends on preferred stock	11.6	23.2	11.6	23.2
Non-controlling interest income	—	0.1	0.2	0.3
Equity method investment income	—	—	(2.2)	(2.2)
Income tax provision (benefit)	24.5	(19.5)	31.7	(12.3)
Interest expense, net	40.0	75.1	37.3	72.4
Depreciation and amortization	38.8	79.7	44.1	85.0
EBITDA	$159.6	$211.3	$72.8	$124.5
Adjustments to EBITDA:
Loss from discontinued operations, net of tax (1)	6.4	130.6	126.5	250.7
Restructuring and other similar charges (2)	5.1	14.1	6.8	15.8
Stock-based compensation expense	10.5	20.0	11.6	21.1
LIFO expense (3)	0.5	3.3	0.5	3.3
Acquisition-related fair value adjustment	—	1.8	3.2	5.0
Loss on the extinguishment of debt	—	11.9	—	11.9
Actuarial gain on pension and postretirement benefit obligations	—	(3.3)	—	(3.3)
Other income, net (4)	(1.5)	(3.5)	(1.6)	(3.6)
Subtotal of adjustments to EBITDA	$21.0	$174.9	$147.0	$300.9
Adjusted EBITDA	$180.6	$386.2	$219.8	$425.4
Pro forma adjustment for acquisition (5)				$5.0
Pro forma Adjusted EBITDA				$430.4
Consolidated indebtedness (6)				$1,151.7
Total net leverage ratio (7)				2.7
__________________________________

(1)	Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.

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

(4)
Other income, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit credits associated with our defined benefit plans and gains and losses from sale of long-lived assets.

(5)
Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Centa as permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2017 through the date of the Centa acquisition. See Item 1, Note 2, Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $184.9 million (as defined by the credit agreement) at September 30, 2018.

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
As of September 30, 2018, our continuing operations had $223.5 million of cash and cash equivalents and $350.2 million of additional borrowing capacity ($257.8 million of available borrowings under our revolving credit facility and $92.4 million available under our accounts receivable securitization program). As of September 30, 2018, the available borrowings under our credit facility and accounts receivable securitization were reduced by $13.8 million due to outstanding letters of credit. As of March 31, 2018, our continuing operations had $193.2 million of cash and cash equivalents and approximately $329.0 million of additional borrowing capacity ($255.7 million of available borrowings under our revolving credit facility and $73.3 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $75.1 million and $60.5 million in the first six months of fiscal 2019 and 2018, respectively. Incremental profit generated from higher sales in the first six months of fiscal 2019 was partially offset by incremental trade working capital.
Cash used for investing activities was $16.1 million in the first six months of fiscal 2019 compared to $14.1 million in the first six months of fiscal 2018. Investing activities in the first six months of fiscal 2019 included $17.6 million of capital expenditures and $2.0 million for an acquisition of assets, partially offset by the receipt of $3.5 million in connection with the sale of certain long-lived assets. Investing activities during the first six months of fiscal 2018 included $15.9 million of capital expenditures, partially offset by the receipt of $1.8 million in connection with the sale of certain long-lived assets.
Cash used for financing activities was $27.7 million in the first six months of fiscal 2019 compared to cash used for financing activities of $17.0 million in the first six months of fiscal 2018. During the first six months of fiscal 2019, we utilized a net $17.9 million of cash for the payment of outstanding debt and $11.6 million for the payment of preferred stock dividends. The first six months of fiscal 2019 also includes $1.8 million of net cash proceeds associated with stock option exercises. During the first six months of fiscal 2018, we utilized $8.2 million of cash for the payment of outstanding debt and $11.6 million for the payment of preferred stock dividends. The first six months of fiscal 2018 also includes $2.8 million of cash proceeds associated with stock option exercises.
Indebtedness
As of September 30, 2018, our continuing operations had $1,338.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2018	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$792.1	$—	$792.1
4.875% Senior Notes due 2025 (2)	494.6	—	494.6
Other subsidiary debt (3)	51.3	1.4	49.9
Total	$1,338.0	$1.4	$1,336.6
___________________________________________

(1)	Includes unamortized debt issuance costs of $7.9 million at September 30, 2018.

(2)	Includes unamortized debt issuance costs of $5.4 million at September 30, 2018.
(3)    Includes unamortized debt issuance costs of $0.5 million at September 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2018, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the second quarter of fiscal 2019. A total of approximately $160.0 million remained of the existing repurchase authority at September 30, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

10.1
Omnibus Amendment, dated as of August 22, 2018, to the Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among Rexnord Funding LLC, as an originator and as the buyer, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, Rodney Hunt - Fontaine Inc., as an originator, VAG USA, LLC, as an originator, Precision Gear LLC, as an originator, Rexnord Industries, LLC, as the servicer, and Wells Fargo Bank, N.A., as administrative agent and as the sole lender party to the Amended and Restated Receivables Funding and Administration Agreement, dated May 20, 2011, as amended.
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

REXNORD CORPORATION

Date:	October 30, 2018	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer