Form 10-Q
period 2018-12-31
Rexnord Corp
filed 2019-01-30
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2019
Rexnord Corporation Common Stock, $0.01 par value per share	104,770,648 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2019, or fiscal 2019, means the period from April 1, 2018 to March 31, 2019, and the third quarter of fiscal 2019 and 2018 means the fiscal quarters ended December 31, 2018 and December 31, 2017, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$297.1	$193.2
Receivables, net	282.2	314.7
Inventories	339.4	304.1
Income tax receivable	8.7	17.5
Other current assets	39.1	37.9
Current assets held for sale	—	130.3
Total current assets	966.5	997.7
Property, plant and equipment, net	377.7	396.5
Intangible assets, net	500.5	530.9
Goodwill	1,277.3	1,276.1
Other assets	99.5	114.0
Non-current assets held for sale	—	108.5
Total assets	$3,221.5	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.4	$3.9
Trade payables	168.4	189.9
Compensation and benefits	49.9	63.9
Current portion of pension and postretirement benefit obligations	3.9	4.0
Other current liabilities	113.3	127.4
Current liabilities held for sale	—	65.1
Total current liabilities	336.9	454.2

Long-term debt	1,311.0	1,352.1
Pension and postretirement benefit obligations	152.9	163.2
Deferred income taxes	137.1	149.3
Other liabilities	103.5	78.3
Non-current liabilities held for sale	—	13.8
Total liabilities	2,041.4	2,210.9

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 104,768,968 at December 31, 2018 and 104,179,037 at March 31, 2018	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at December 31, 2018 and March 31, 2018	0.0	0.0
Additional paid-in capital	1,286.9	1,277.8
Retained (deficit) earnings	(10.7)	8.0
Accumulated other comprehensive loss	(97.1)	(74.1)
Total Rexnord stockholders' equity	1,180.1	1,212.7
Non-controlling interest	—	0.1
Total stockholders' equity	1,180.1	1,212.8
Total liabilities and stockholders' equity	$3,221.5	$3,423.7
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net sales	$485.0	$436.7	$1,513.4	$1,333.7
Cost of sales	300.7	266.6	930.4	825.9
Gross profit	184.3	170.1	583.0	507.8
Selling, general and administrative expenses	102.4	94.3	323.8	286.0
Restructuring and other similar charges	2.6	3.2	9.4	8.3
Amortization of intangible assets	8.4	8.2	25.4	23.8
Income from operations	70.9	64.4	224.4	189.7
Non-operating expense:
Interest expense, net	(16.8)	(18.5)	(54.1)	(58.5)
Gain (loss) on the extinguishment of debt	5.0	(11.9)	5.0	(11.9)
Other income, net	1.6	0.9	3.3	2.8
Income before income taxes	60.7	34.9	178.6	122.1
(Provision) benefit for income taxes	(9.1)	51.0	(40.8)	26.5
Equity method investment income	1.3	—	3.5	—
Net income from continuing operations	52.9	85.9	141.3	148.6
Loss from discontinued operations, net of tax	(27.8)	(4.3)	(154.3)	(10.7)
Net income (loss)	25.1	81.6	(13.0)	137.9
Non-controlling interest loss	(0.3)	—	(0.1)	—
Net income (loss) attributable to Rexnord	25.4	81.6	(12.9)	137.9
Dividends on preferred stock	(5.8)	(5.8)	(17.4)	(17.4)
Net income (loss) attributable to Rexnord common stockholders	$19.6	$75.8	$(30.3)	$120.5

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.45	$0.77	$1.19	$1.26
Discontinued operations	$(0.27)	$(0.04)	$(1.48)	$(0.10)
Net income (loss)	$0.19	$0.73	$(0.29)	$1.16
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.43	$0.70	$1.15	$1.21
Discontinued operations	$(0.23)	$(0.04)	$(1.25)	$(0.09)
Net income (loss)	$0.21	$0.67	$(0.10)	$1.13
Weighted-average number of shares outstanding (in thousands):
Basic	104,777	103,964	104,562	103,824
Diluted	123,045	122,017	123,335	122,363
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income (loss) attributable to Rexnord	$25.4	$81.6	$(12.9)	$137.9
Other comprehensive loss:
Foreign currency translation adjustments	(10.4)	7.5	(47.0)	41.6
Reclassification of foreign currency translation adjustments upon sale of a business	19.7	—	19.7	—
Net change in unrealized losses on interest rate derivatives, net of tax	0.3	0.7	4.3	3.6
Change in pension and postretirement defined benefit plans, net of tax	(0.2)	(0.4)	—	(1.0)
Other comprehensive income (loss), net of tax	9.4	7.8	(23.0)	44.2
Non-controlling interest loss	(0.3)	—	(0.1)	—
Total comprehensive income (loss)	$34.5	$89.4	$(36.0)	$182.1

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 31, 2018	December 31, 2017
Operating activities
Net (loss) income	$(13.0)	$137.9
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	44.7	40.5
Amortization of intangible assets	25.7	24.8
Amortization of deferred financing costs	1.2	1.4
(Gain) loss on extinguishment of debt	(5.0)	11.9
Non-cash discontinued operations asset impairment	126.0	—
Non-cash loss on sale of discontinued operations	19.7	—
Loss on dispositions of long-lived assets	0.3	0.4
Deferred income taxes	(19.1)	(76.2)
Other non-cash charges	5.1	3.0
Stock-based compensation expense	17.3	15.9
Changes in operating assets and liabilities:
Receivables	16.7	11.3
Inventories	(53.4)	(26.0)
Other assets	3.0	(6.3)
Accounts payable	(21.0)	(5.8)
Accruals and other	(2.9)	(10.9)
Cash provided by operating activities	145.3	121.9

Investing activities
Expenditures for property, plant and equipment	(26.5)	(25.1)
Acquisitions, net of cash acquired	(2.0)	(50.0)
Proceeds from dispositions of long-lived assets	3.5	5.5
Cash dividend from equity method investment	1.3	—
Net proceeds from divestiture of discontinued operations	9.0	—
Cash used for investing activities	(14.7)	(69.6)

Financing activities
Proceeds from borrowings of debt	249.8	1,325.0
Repayments of debt	(272.7)	(1,627.5)
Payment of debt issuance costs	—	(9.0)
Proceeds from exercise of stock options	6.6	3.3
Proceeds from financing lease obligations	—	5.8
Taxes withheld and paid on employees’ share-based payment awards	(3.2)	(0.4)
Payments of preferred stock dividends	(17.4)	(17.4)
Cash used for financing activities	(36.9)	(320.2)
Effect of exchange rate changes on cash and cash equivalents	(14.2)	12.6
Increase (decrease) in cash and cash equivalents	79.5	(255.3)
Cash, cash equivalents and restricted cash at beginning of period	217.6	490.1
Cash, cash equivalents and restricted cash at end of period	$297.1	$234.8

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2018
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by Rexnord Corporation (“Rexnord” or the "Company") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the fiscal 2019 presentation.
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
During the first quarter of fiscal 2019, the net assets of the Company’s former VAG business included within the Water Management platform met the criteria to be classified as “held for sale” and, in accordance with the authoritative guidance, the operating results of the VAG business, which was sold in the third quarter of fiscal 2019, are reported as discontinued operations in all periods presented. The condensed consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. See Note 4, Discontinued Operations, for further information.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. The Company adopted ASU 2017-07 on April 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from “Cost of sales” and “Selling, general and administrative expenses” to “Other income, net” in the condensed consolidated statements of operations. As a result, prior period amounts impacted have been revised accordingly. The adoption of ASU 2017-07 resulted in the reclassification of $0.8 million and $2.3 million of net periodic benefit credits previously recorded within "Costs of sales" to "Other income, net" for the three and nine months ended December 31, 2017, respectively. The adoption also resulted in a reclassification of zero and $0.2 million of net periodic benefit credits previously recorded within "Selling, general and administrative expenses," to "Other income, net" on the condensed consolidated statements of operations for the three and nine months ended December 31, 2017, respectively.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective beginning for the Company's fiscal 2020 and interim periods included therein on a modified retrospective basis. The Company expects the new lease standard to increase its total assets and liabilities; however, it is currently evaluating the magnitude of the impact on its consolidated financial statements upon adoption.
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

2. Acquisitions
Fiscal Year 2019
On January 23, 2019, the Company acquired an additional 47.5% interest in Centa MP (Hong Kong) Co., Limited ("Centa China"), a joint venture in which the Company previously maintained a 47.5% non-controlling interest. The acquisition of the additional interest in Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within the Company's Process & Motion Control platform, provides the Company with the opportunity to expand its product offerings within its Asia Pacific end markets. Under the terms of the agreement, the $22.0 million purchase price, excluding transaction costs, was paid at closing. Following the completion of the acquisition, the Company holds a controlling interest in Centa China and therefore its results of operations will be consolidated within the Company's consolidated financial statements subsequent to January 23, 2019.

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
Fiscal Year 2018
On February 9, 2018, the Company acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The preliminary purchase price, excluding transaction costs and net of cash acquired, was $129.7 million plus assumed debt. The purchase price is comprised of $123.6 million paid at closing and $6.1 million of deferred purchase price payable in fiscal 2020. The preliminary cash purchase price remains subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Centa, headquartered in Haan, Germany, added complementary product lines to the Company's existing Process & Motion Control platform. In completing the acquisition of Centa, the Company also acquired a non-controlling interest in two previously established joint venture relationships, including Centa China, which is discussed above. The investments in these joint ventures are currently accounted for utilizing the equity method.
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
The fiscal 2018 acquisitions were accounted for as business combinations and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations were adjusted during the first nine months of fiscal 2019 in connection with determining the fair value of fixed assets acquired and acquisition date trade working capital. The preliminary purchase price allocation for the fiscal 2018 acquisitions as of December 31, 2018 resulted in non-tax deductible goodwill of $62.6 million, other intangible assets of $44.9 million (includes tradenames of $9.9 million, $29.4 million of customer relationships and $5.6 million of patents), $38.9 million of trade working capital, $52.6 million of fixed assets, $16.6 million of long-term debt and other net liabilities of $2.7 million. The Company is continuing to evaluate the initial purchase price allocation for Centa related to final working capital adjustments as well as the finalization of related income tax analysis, which will be completed within the one year period following its acquisition date.

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
The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended December 31, 2018 and December 31, 2017 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended December 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.2	$0.3	$—	$0.5
Contract termination and other associated costs	0.6	0.2	1.3	2.1
Total restructuring and other similar costs	$0.8	$0.5	$1.3	$2.6

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$3.9	$0.6	$0.6	$5.1
Contract termination and other associated costs	1.6	0.3	2.4	4.3
Total restructuring and other similar costs	$5.5	$0.9	$3.0	$9.4

	Restructuring and Other Similar Charges Three Months Ended December 31, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.6	$0.1	$—	$0.7
Contract termination and other associated costs	2.4	0.1	—	2.5
Total restructuring and other similar costs	$3.0	$0.2	$—	$3.2

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$2.5	$0.4	$—	$2.9
Contract termination and other associated costs	5.2	0.2	—	5.4
Total restructuring and other similar costs	$7.7	$0.6	$—	$8.3
The following table summarizes the activity in the Company's restructuring accrual for the nine months ended December 31, 2018 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2018 (1)	$2.3	$0.3	$2.6
Charges	5.1	4.3	9.4
Cash payments	(5.0)	(2.5)	(7.5)
Restructuring accrual, December 31, 2018 (1)	$2.4	$2.1	$4.5
(1)     The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $1.2 million and $3.7 million during the three months and nine months ended December 31, 2018, and zero and $1.0 million during the three and nine months ended December 31, 2017. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

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

On November 26, 2018, the Company completed the sale of the VAG business. Net proceeds from the sale were $9.0 million and included gross proceeds of $21.5 million, less fees and VAG cash and cash equivalents included in the sale. The purchase price is subject to customary working capital and cash balance adjustments that we anticipate will be finalized during the fourth quarter of fiscal 2019. The sale agreement also provides for the Company to receive contingent consideration of up to an additional $20.0 million based on, and subject to, the VAG business attainment of Earn-out EBITDA, as defined in the sale agreement, in the Company’s fiscal years ending March 31, 2019, 2020 and 2021. In connection with the completed sale of VAG, Company recorded a non-cash pre-tax loss on the sale of VAG of $19.7 million during the third quarter of fiscal 2019 resulting from the reclassification of historical foreign currency translation adjustments into the statement of operations. The income tax (expense) benefit for the three and nine months ended December 31, 2018 includes $6.9 million of expense to record an unrecognized net income tax benefit as a result of certain tax indemnification provisions incorporated in the sale agreement.

The major components of the Loss from discontinued operations, net of tax associated with the VAG business presented in the condensed consolidated statements of operations prior to the sale for the three and nine months ended December 31, 2018 and 2017 are included in the table below (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2018 (1)	December 31, 2017	December 31, 2018 (1)	December 31, 2017
Net sales	$27.3	$55.6	$124.3	$157.1
Cost of sales	20.2	43.6	94.9	120.0
Selling, general and administrative expenses	10.3	13.1	35.0	40.8
Restructuring and other similar charges	—	0.6	—	3.3
Amortization of intangible assets	—	0.4	0.3	1.0
Non-cash asset impairments	—	—	126.0	—
Loss on sale of discontinued operations	19.7	—	19.7	—
Other non-operating expenses, net	0.7	1.2	3.2	3.2
Loss from discontinued operations before income tax	(23.6)	(3.3)	(154.8)	(11.2)
Income tax (expense) benefit	(4.2)	(1.0)	0.5	0.5
Loss from discontinued operations, net of tax	$(27.8)	$(4.3)	$(154.3)	$(10.7)
____________________
(1)    Results from operations in fiscal 2019 reflect the period through November 26, 2018, the date on which the sale of the
VAG business was completed.

Since the sale of the VAG business was completed prior to December 31, 2018, the carrying amounts of major classes of assets and liabilities included as part of discontinued operations presented in the condensed consolidated balance sheets are only included as of March 31, 2018 (in millions):

March 31, 2018
Assets
Cash and cash equivalents	$24.4
Receivables, net	58.5
Inventories	40.7
Other current assets	6.7
Property, plant and equipment, net (1)	59.9
Intangible assets, net (1)	46.6
Other assets (1)	2.0
Assets held for sale	$238.8

Liabilities
Trade payables	$36.1
Compensation and benefits	6.1
Other current liabilities	22.9
Deferred income taxes (1)	7.3
Other liabilities (1)	6.5
Liabilities held for sale	$78.9
____________________

(1)	Amounts classified as non-current for the period ended March 31, 2018.
The condensed consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Nine Months Ended
	December 31, 2018	December 31, 2017
Depreciation	$4.1	$6.3
Amortization of intangible assets	0.3	1.0
Non-cash discontinued operations asset impairments	126.0	—
Non-cash loss on sale of discontinued operations	19.7	—
Stock-based compensation	—	0.4
Capital expenditures	2.4	1.5
Net proceeds from divestiture of discontinued operations	9.0	—

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following table presents our revenue disaggregated by customer type and geography (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Original equipment manufacturers/end users	$183.6	$162.1	$561.6	$493.3
Maintenance, repair, and operations	143.1	130.4	446.2	387.3
Total Process & Motion Control	$326.7	$292.5	$1,007.8	$880.6

Water safety, quality, flow control and conservation	$148.3	$134.9	$471.2	$421.3
Water infrastructure	10.0	9.3	34.4	31.8
Total Water Management	$158.3	$144.2	$505.6	$453.1

	Three Months Ended		Nine Months Ended
	December 31, 2018		December 31, 2018
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$214.5	$154.5	$655.3	$494.2
Europe	75.6	—	242.5	—
Rest of world	36.6	3.8	110.0	11.4
Total	$326.7	$158.3	$1,007.8	$505.6

	Three Months Ended		Nine Months Ended
	December 31, 2017		December 31, 2017
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$203.0	$141.4	$612.7	$444.8
Europe	57.0	—	170.7	—
Rest of world	32.5	2.8	97.2	8.3
Total	$292.5	$144.2	$880.6	$453.1
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
The following table presents changes in the Company’s contract assets and liabilities during the nine months ended December 31, 2018 (in millions):

	Balance Sheet Classification	March 31, 2018	Additions	Deductions	December 31, 2018
Contract Assets	Receivables, net	$0.7	$3.4	$(1.6)	$2.5
Contract Liabilities (1)	Other current liabilities	$3.2	$13.0	$(11.1)	$5.1
____________________

(1)	Contract liabilities are reduced when revenue is recognized.
Backlog
As of December 31, 2018, the Company has backlog of $361.9 million, which represent the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 61% of the backlog as revenue in fiscal 2019 and the remaining 39% in fiscal 2020 and beyond.

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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2018, the contract assets capitalized, as well as amortization recognized in fiscal 2019, are not significant and there have been no impairment losses recognized.

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
In acknowledgment of the substantial and substantive changes incorporated in U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarized a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e. all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740, Accounting for Income Taxes (“ASC 740”), based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform (including subsequent Internal Revenue Service (“IRS”) Notices, etc.). Based upon this review, the Company recognized an estimated net income tax benefit with respect to US Tax Reform for fiscal 2018 of $66.5 million. This net income tax benefit reflects a $66.5 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform), with no net tax impact associated with the one-time repatriation tax. Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded for fiscal 2018 relating to U.S. Tax Reform were not deemed to be complete but rather were deemed to be reasonable, provisional estimates based upon the current available information and related interpretations. For example, the Company was required to use estimates for earnings and profits and taxes in conjunction with determining the impact of the one-time repatriation tax. In addition, in relation to the remeasurement of the Company’s net U.S. deferred tax liability (as well as numerous other aspects of U.S. Tax Reform), the Company had to use judgment based upon available guidance and interpretations of such guidance at that time. Future guidance could result in changes to the Company’s interpretation, and as such, result in changes to previously recorded amounts. Such changes are required to be reflected as discrete items in the applicable period. The Company has continued to review and analyze various IRS Notices, proposed regulations and other pertinent information that became available during calendar 2018. Based upon this review and analysis as well as updates to certain financial information, the Company has determined the net impact of U.S. Tax Reform for fiscal 2018 is a net income tax benefit of $65.9 million. The $0.6 million reduction from the $66.5 million net income tax benefit originally recorded in fiscal 2018 was recorded as a discrete item in the third quarter of fiscal 2019. This reduction consists of a $0.8 million adjustment to the Company’s net U.S. deferred tax liability as of March 31, 2018, partially offset with a $0.2 million net income tax benefit associated with the one-time repatriation tax. The Company considers the net tax benefit recorded for U.S. Tax Reform to be complete at this time.
In addition, the Company had been evaluating the potential impact of the GILTI provisions of U.S. Tax Reform. In accordance with U.S. GAAP, any potential impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company’s deferred tax balances. The Company had not previously finalized its accounting policy for GILTI, and upon further analysis, including consideration of proposed regulations relating to the GILTI tax provisions and potential future changes to the Company’s existing legal structure, the Company has made the final accounting policy decision to report this item as a period expense in the year the tax is incurred. Although none of the Company’s material foreign subsidiaries operate within tax jurisdictions that would otherwise meet the definition of “low-taxed” as outlined in the GILTI tax rules, the Company is nevertheless subject to the GILTI tax as a result of one particular aspect of the U.S. foreign income tax credit limitation rules requiring the allocation of U.S. interest expense against the GILTI income. Such allocation effectively results in the allocated interest expense being non-deductible for U.S. federal income tax purposes. Were it not for this requirement, the Company would generally not be subject to the GILTI tax as it is currently outlined.
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
The income tax provision was $9.1 million in the third quarter of fiscal 2019 compared to an income tax benefit of $51.0 million in the third quarter of fiscal 2018. The effective income tax rate for the third quarter of fiscal 2019 was 15.0% versus (146.1)% in the third quarter of fiscal 2018. The effective income tax rate for the third quarter of fiscal 2019 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform, the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the DPAD.
The income tax provision recorded in the first nine months of fiscal 2019 was $40.8 million compared to an income tax benefit of $26.5 million in the first nine months of fiscal 2018. The effective income tax rate for the first nine months of fiscal 2019 was 22.8% versus (21.7)% in the first nine months of fiscal 2018. The effective income tax rate for the first nine months of fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country enacted rate reduction. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform, the recognition of net tax benefits associated with the reduction in the tax liability originally re corded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the DPAD.
At December 31, 2018, the Company had a $22.0 million liability for unrecognized net income tax benefits. At March 31, 2018, the Company’s total liability for unrecognized net income tax benefits was $20.1 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2018 and March 31, 2018, the total amount of gross, unrecognized income tax benefits included $5.0 million and $5.7 million of accrued interest and penalties, respectively. The Company recognized $0.4 million of net interest and penalties as income tax benefit during the nine months ended December 31, 2018 and $0.3 million of net interest and penalties as income tax expense during the nine months ended December 31, 2017.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions (including a review of a few specific items on certain corporate income tax returns of the Company’s Netherlands subsidiaries for the tax years ended March 31, 2011 through 2017). During the second quarter of fiscal 2019, the U.S. Internal Revenue Service completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015 and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2015 or significant foreign income tax examinations for years ending prior to fiscal 2014.

7. Earnings per Share
The following table presents the basis for net (loss) income per share computations (in millions, except share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Basic net (loss) income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$52.9	$85.9	$141.3	$148.6
Less: Non-controlling interest loss	(0.3)	—	(0.1)	—
Less: Dividends on preferred stock	5.8	5.8	17.4	17.4
Net income from continuing operations attributable to Rexnord common stockholders	$47.4	$80.1	$124.0	$131.2

Loss from discontinued operations, net of tax	$(27.8)	$(4.3)	$(154.3)	$(10.7)

Net income (loss) attributable to Rexnord common stockholders	$19.6	$75.8	$(30.3)	$120.5

Denominator:
Weighted-average common shares outstanding, basic	104,777	103,964	104,562	103,824

Diluted net (loss) income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$52.9	$85.9	$141.3	$148.6
Less: Non-controlling interest loss	(0.3)	—	(0.1)	—
Less: Dividends on preferred stock (1)	—	—	—	—
Net income from continuing operations attributable to Rexnord common stockholders	$53.2	$85.9	$141.4	$148.6

Loss from discontinued operations, net of tax	$(27.8)	$(4.3)	$(154.3)	$(10.7)

Net income (loss) attributable to Rexnord common stockholders	$19.6	$75.8	$(30.3)	$120.5
Plus: Dividends on preferred stock (1)	5.8	5.8	17.4	17.4
Net income (loss) attributable to Rexnord common stockholders	$25.4	$81.6	$(12.9)	$137.9

Denominator:
Weighted-average common shares outstanding, basic	104,777	103,964	104,562	103,824
Effect of dilutive equity awards	2,289	1,966	2,794	1,845
Preferred stock under the "if-converted" method	15,979	16,087	15,979	16,694
Weighted-average common shares outstanding, diluted	123,045	122,017	123,335	122,363

(1) The "if-converted" method was dilutive for the three and nine months ended December 31, 2018 and 2017. Under the "if-converted" method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock have been converted into shares of the Company's common stock as of the beginning of the respective periods, and therefore no dividends would have been provided to holders of the Series A Preferred Stock.
The computation of diluted net income (loss) per share for the three and nine months ended December 31, 2018 excludes 2.3 million and 1.0 million shares, respectively, related to equity awards due to their anti-dilutive effects.
The computation of diluted net income (loss) per share for the three and nine months ended December 31, 2017 excludes 2.8 million and 2.7 million shares, respectively, related to equity awards due to their anti-dilutive effects.

8. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non-controlling interest (1)	Total stockholders’ equity
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Total comprehensive (loss) income	—	—	—	(12.9)	(23.0)	(0.1)	(36.0)
Stock-based compensation expense	—	—	17.3	—	—	—	17.3
Exercise of stock options, net	—	—	3.4	—	—	—	3.4
Preferred stock dividends	—	—	(11.6)	(5.8)	—	—	(17.4)
Balance at December 31, 2018	$1.0	$—	$1,286.9	$(10.7)	$(97.1)	$—	$1,180.1
____________________

(1)	Represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries.
Preferred Stock
As of December 31, 2018, there were 402,500 shares of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") outstanding. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock preceding November 15, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
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
During the three and nine months ended December 31, 2018, the Company paid $5.8 million and $17.4 million of dividends on the Series A Preferred Stock. As of December 31, 2018, there were no dividends in arrears on the Series A Preferred Stock. See Note 19, Public Offering and Common Stock Repurchases, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding stockholders' equity.

9. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2018 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2018	$(3.7)	$(42.2)	$(28.2)	$(74.1)
Other comprehensive (loss) income before reclassifications	—	(47.0)	0.6	(46.4)
Reclassification of foreign currency translation adjustments upon sale of a business	—	19.7	—	19.7
Other amounts reclassified from accumulated other comprehensive loss	4.3	—	(0.6)	3.7
Net current period other comprehensive income (loss)	4.3	(27.3)	—	(23.0)
Balance at December 31, 2018	$0.6	$(69.5)	$(28.2)	$(97.1)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income (loss) during the three and nine months ended December 31, 2018 and December 31, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.3)	$(0.5)	$(0.9)	$(1.5)	Other income, net
Provision for income taxes	0.1	0.1	0.3	0.5
Total net of tax	$(0.2)	$(0.4)	$(0.6)	$(1.0)

Interest rate derivatives
Net realized losses on interest rate hedges	$0.4	$1.8	$5.7	$7.2	Interest expense, net
Benefit for income taxes	(0.1)	(1.5)	(1.4)	(3.6)
Total net of tax	$0.3	$0.3	$4.3	$3.6
10. Inventories

The major classes of inventories are summarized as follows (in millions):

	December 31, 2018	March 31, 2018
Finished goods	$157.1	$134.2
Work in progress	38.1	35.2
Purchased components	86.2	76.0
Raw materials	53.3	53.2
Inventories at First-in, First-Out ("FIFO") cost	334.7	298.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	4.7	5.5
Total inventories	$339.4	$304.1

11. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the nine months ended December 31, 2018 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2018	$1,102.5	$173.6	$1,276.1
Acquisition (1)	—	1.2	1.2
Purchase accounting adjustments	7.1	0.2	7.3
Currency translation adjustment and other	(6.8)	(0.5)	(7.3)
Net carrying amount as of December 31, 2018	$1,102.8	$174.5	$1,277.3
______________________
(1) Refer to Note 2 for additional information regarding acquisitions.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2018 and March 31, 2018 are as follows (in millions):

		December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(39.5)	$11.6
Customer relationships (including distribution network)	13 years	694.9	(515.3)	179.6
Tradenames	13 years	39.1	(10.5)	28.6
Intangible assets not subject to amortization - tradenames		280.7	—	280.7
Total intangible assets, net	13 years	$1,065.8	$(565.3)	$500.5

		March 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.3	$(38.4)	$12.9
Customer relationships (including distribution network)	13 years	700.3	(494.8)	205.5
Tradenames	13 years	40.1	(8.5)	31.6
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,072.6	$(541.7)	$530.9

Intangible asset amortization expense totaled $8.4 million and $25.4 million for the three and nine months ended December 31, 2018. Intangible asset amortization expense totaled $8.2 million and $23.8 million for the three and nine months ended December 31, 2017.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $33.8 million in fiscal year 2019 (inclusive of $25.4 million of amortization expense recognized in the nine months ended December 31, 2018), $33.5 million in fiscal year 2020, $32.4 million in fiscal year 2021, $28.1 million in fiscal year 2022 and $13.8 million in fiscal year 2023.

12. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31, 2018	March 31, 2018
Contract liabilities	$5.1	$3.2
Sales rebates	35.5	26.8
Commissions	5.2	6.1
Restructuring and other similar charges (1)	4.5	2.6
Product warranty (2)	7.4	7.7
Risk management (3)	10.4	10.1
Legal and environmental	3.3	3.4
Taxes, other than income taxes	10.0	8.0
Income tax payable	9.4	19.4
Interest payable	1.3	8.7
Other	21.2	31.4
	$113.3	$127.4
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2018	March 31, 2018
Term loan (1)	$792.4	$791.5
4.875% Senior Notes due 2025 (2)	494.8	494.2
Securitization facility borrowings (3)	—	18.3
Other subsidiary debt (4)	25.2	52.0
Total	1,312.4	1,356.0
Less current maturities	1.4	3.9
Long-term debt	$1,311.0	$1,352.1
____________________

(1)	Includes unamortized debt issuance costs of $7.6 million and $8.5 million at December 31, 2018 and March 31, 2018, respectively.

(2)	Includes unamortized debt issuance costs of $5.2 million and $5.8 million at December 31, 2018 and March 31, 2018, respectively.

(3)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.
Senior Secured Credit Facility
At December 31, 2018, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”) is funded by a syndicate of banks and other financial institutions and provides for (i) an $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. During August 2018, the Company met the required rating of the Credit Agreement allowing the applicable margin under the Term Loan to be reduced from 2.25% to 2.00%. At December 31, 2018, the borrowings under the Term Loan had a weighted-average effective interest rate of 4.50%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 0% floor) plus an applicable margin of 2.00%. The weighted-average interest rate for the nine months ended December 31, 2018, was 4.23% determined as LIBOR (subject to a 0.0% floor) plus an applicable margin of 2.00%.  No amounts were borrowed under the revolving credit facility at December 31, 2018 or March 31, 2018; however, $6.0 million and $8.3 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at December 31, 2018 and March 31, 2018, respectively.

As of December 31, 2018, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.4 to 1.0 as of December 31, 2018.

During the third quarter of fiscal 2018, the Company recognized an $11.9 million loss on the debt extinguishment in connection with an amendment to its then outstanding credit agreement. The loss recognized on the debt extinguishment was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $8.0 million. Additionally, the Company capitalized $6.8 million of direct costs associated with the amendment to its then outstanding credit agreement, which are being amortized over the life of the loans as interest expense using the effective interest method.

On January 9, 2019, the Company made a voluntary prepayment on its Term Loan of $75.0 million.

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

At December 31, 2018 and March 31, 2018, the Company's borrowing capacity under the Securitization was $92.3 million and $100.0 million respectively, based on the current accounts receivables balance. No amount was borrowed under the Securitization as of December 31, 2018, and $18.8 million was borrowed under the Securitization as of March 31, 2018. In addition, $7.6 million and $7.9 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at December 31, 2018 and March 31, 2018, respectively. As of December 31, 2018, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
Other Subsidiary Debt
Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years, bearing an interest rate of approximately 2.0% per annum. Under the terms of the financing agreements and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt. During the third quarter of fiscal year 2019 $23.4 million of the associated loans and $17.9 million of the related loans receivable were forgiven by both the Investors and the Company. Accordingly, the Company recognized a non-cash gain on debt extinguishment of $5.0 million, net of the write-off of $0.5 million of unamortized debt issuance costs associated with the forgiven debt. As of December 31, 2018, $14.0 million of aggregate loans and $9.7 million of loans receivable remain, which are also eligible to be jointly forgiven by the Company and the Investors no earlier than December 2019.
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

Interest Rate Derivatives
The Company utilized three interest rate swaps to hedge the variability in future cash flows associated with the Company's variable-rate term loans. The interest rate swaps, which originally became effective in fiscal 2016, converted $650.0 million of the Company’s variable-rate term loans to a weighted average fixed interest rate of 2.55% plus the applicable margin and matured on September 27, 2018. The Company utilized two interest rate caps that were effective beginning in fiscal 2015 and matured on

October 24, 2018; they capped the interest on $750.0 million of the Company's variable-rate interest loans at 3.0%, plus the applicable margin.
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

	December 31, 2018	March 31, 2018	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$0.5	$0.5	Other current assets

	Liability Derivatives
Interest rate swaps	$—	$0.8	Other current liabilities
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
	December 31, 2018	March 31, 2018
Interest rate swaps	$(0.5)	$2.3
Interest rate caps	(0.3)	1.4

Non-qualifying, non-designated derivative instruments (in millions)	Condensed Consolidated Statements of Operations Classification	Amount recognized as income (expense)
		Three Months Ended		Nine Months Ended
		December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Foreign currency forward contracts	Other income (expense), net	$0.4	$0.3	$0.3	$(0.5)
Interest rate swaps	Interest income (expense), net	—	—	0.8	—

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

Fair Value of Financial Instruments
The Company transacts in foreign currency forward contracts and interest rate swaps and caps, which are impacted by ASC 820. The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates. The fair value of interest rate swaps and caps is based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates. The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and previously outstanding interest rate swaps reside within Level 2 of the fair value hierarchy.
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
There were no transfers of assets between levels at December 31, 2018 and March 31, 2018, respectively.
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of December 31, 2018 and March 31, 2018 (in millions):

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.5	$—	$0.5
Deferred compensation assets	1.5	3.3	—	4.8
Total assets at fair value	$1.5	$3.8	$—	$5.3

Liabilities:
Deferred compensation liabilities	$4.7	$—	$—	$4.7
Total liabilities at fair value	$4.7	$—	$—	$4.7

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.5	$—	$0.5
Deferred compensation assets	1.6	1.9	—	3.5
Total assets at fair value	$1.6	$2.4	$—	$4.0

Liabilities:
Interest rate swaps	$—	$0.8	$—	$0.8
Deferred compensation liabilities	3.5	—	—	3.5
Total liabilities at fair value	$3.5	$0.8	$—	$4.3

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2018 and March 31, 2018 due to the short-term nature of those instruments. The fair value of long-term debt as of December 31, 2018 and March 31, 2018 was approximately $1,253.2 million and $1,361.8 million, respectively. The fair value is based on quoted market prices for the same issues.

16. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	December 31, 2018	December 31, 2017
Balance at beginning of period	$7.7	$5.9
Acquired obligations	—	0.2
Charged to operations	1.5	3.1
Claims settled	(1.8)	(2.9)
Balance at end of period	$7.4	$6.3
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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2018, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 14,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of December 31, 2018, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $38.0 million, of which Zurn expects its insurance carriers to pay approximately $29.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $38.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2018, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
As of December 31, 2018, the Company had a recorded receivable from its insurance carriers of $38.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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
Sale-Leaseback Transaction:
During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downers Grove, Illinois and received net proceeds from the transaction of $5.8 million. Due to the Company's continuing involvement with the construction of a new facility at the same location, the property did not qualify for sale accounting under the sale-leaseback accounting guidance during the construction period and as a result it has been accounted for as a financing transaction, with the $5.8 million of proceeds being classified in the consolidated balance sheets in other liabilities. The Company will depreciate the carrying value of the building over the expected remaining useful life. No gain or loss was recognized from the transaction.

As a result of the Company's continuing involvement with the new manufacturing facility, the Company is considered, for accounting purposes only, the owner of the new facility and accordingly has recorded the building asset within its condensed consolidated balance sheet as of December 31, 2018. As of December 31, 2018, the Company has recorded a financing lease obligation of $25.3 million associated with the new manufacturing facility asset of the same value.
17. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Pension Benefits:
Service cost	$0.1	$0.2	$0.3	$0.6
Interest cost	5.8	6.1	17.4	18.2
Expected return on plan assets	(6.6)	(6.6)	(19.8)	(19.8)
Net periodic benefit credit	$(0.7)	$(0.3)	$(2.1)	$(1.0)
Other Postretirement Benefits:
Interest cost	$0.2	$0.2	$0.6	$0.3
Amortization:
Prior service credit	(0.3)	(0.5)	(0.9)	(1.5)
Net periodic benefit credit	$(0.1)	$(0.3)	$(0.3)	$(1.2)

The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within Other income, net.

During the first nine months of fiscal 2019 and 2018, the Company made contributions of $1.1 million and $2.9 million, respectively, to its U.S. qualified pension plan trusts.

See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K for further information regarding retirement benefits.

18. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three and nine months ended December 31, 2018, the Company recognized $5.7 million and $17.3 million of stock-based compensation expense from continuing operations, respectively. For the three and nine months ended December 31, 2017, the Company recognized $5.0 million and $15.5 million of stock-based compensation expense from continuing operations, respectively.
During the nine months ended December 31, 2018, the Company granted the following stock options, restricted stock units, and performance stock units to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	564,666	$10.59
Restricted stock units	299,183	$28.88
Performance stock units	183,069	$28.91
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
In fiscal 2019, the net assets of the Company’s former VAG business included within the Water Management platform met the criteria to be classified as “held for sale” and, in accordance with the authoritative guidance, the operating results of the VAG business, which, as previously disclosed, was sold during the third quarter of fiscal 2019, are reported as discontinued operations in all periods presented. See Note 4, Discontinued Operations, for further information.

Business Segment Information:
(in Millions)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net sales
Process & Motion Control	$326.7	$292.5	$1,007.8	$880.6
Water Management (1)	158.3	144.2	505.6	453.1
Consolidated net sales	485.0	436.7	1,513.4	1,333.7
Income from operations
Process & Motion Control	53.4	47.9	159.7	131.0
Water Management (1)	33.1	28.5	110.9	96.0
Corporate	(15.6)	(12.0)	(46.2)	(37.3)
Consolidated income from operations	70.9	64.4	224.4	189.7
Non-operating expense:
Interest expense, net	(16.8)	(18.5)	(54.1)	(58.5)
Gain (loss) on the extinguishment of debt	5.0	(11.9)	5.0	(11.9)
Other income, net	1.6	0.9	3.3	2.8
Income before income taxes	60.7	34.9	178.6	122.1
(Provision) benefit for income taxes	(9.1)	51.0	(40.8)	26.5
Equity method investment income	1.3	—	3.5	—
Net income from continuing operations	52.9	85.9	141.3	148.6
Loss from discontinued operations, net of tax	(27.8)	(4.3)	(154.3)	(10.7)
Net income (loss)	25.1	81.6	(13.0)	137.9
Non-controlling interest loss	(0.3)	—	(0.1)	—
Net income (loss) attributable to Rexnord	25.4	81.6	(12.9)	137.9
Dividends on preferred stock	(5.8)	(5.8)	(17.4)	(17.4)
Net income (loss) attributable to Rexnord common stockholders	$19.6	$75.8	$(30.3)	$120.5

Depreciation and amortization
Process & Motion Control	$15.7	$13.0	$47.4	$40.4
Water Management (1)	6.2	6.2	18.6	17.6
Consolidated	$21.9	$19.2	$66.0	$58.0
Capital expenditures
Process & Motion Control	$6.8	$7.6	$20.1	$20.8
Water Management (1)	1.2	1.0	4.0	2.8
Consolidated	$8.0	$8.6	$24.1	$23.6
____________________

(1)	Amounts reflect Water Management continuing operations.

20. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of December 31, 2018 and March 31, 2018, and for the three and nine month periods ended December 31, 2018 and 2017 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
December 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.9	$0.2	$129.3	$165.7	$—	$297.1
Receivables, net	—	—	182.6	99.6	—	282.2
Inventories, net	—	—	238.8	100.6	—	339.4
Income tax receivable	—	—	5.5	3.2	—	8.7
Other current assets	—	—	12.5	26.6	—	39.1
Total current assets	1.9	0.2	568.7	395.7	—	966.5
Property, plant and equipment, net	—	—	246.8	130.9	—	377.7
Intangible assets, net	—	—	418.5	82.0	—	500.5
Goodwill	—	—	1,017.1	260.2	—	1,277.3
Investment in:
Issuer subsidiaries	1,157.1	—	—	—	(1,157.1)	—
Guarantor subsidiaries	—	3,082.7	—	—	(3,082.7)	—
Non-guarantor subsidiaries	—	—	497.4	—	(497.4)	—
Other assets	—	1.2	59.2	39.1	—	99.5
Total assets	$1,159.0	$3,084.1	$2,807.7	$907.9	$(4,737.2)	$3,221.5
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.2	$1.2	$—	$1.4
Trade payables	—	—	120.2	48.2	—	168.4
Compensation and benefits	—	—	30.6	19.3	—	49.9
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.5	—	3.9
Other current liabilities	3.0	1.4	76.2	32.7	—	113.3
Total current liabilities	3.0	1.4	229.6	102.9	—	336.9
Long-term debt	—	1,287.2	14.4	9.4	—	1,311.0
Pension and postretirement benefit obligations	—	—	108.7	44.2	—	152.9
Deferred income taxes	—	—	111.3	25.8	—	137.1
Other liabilities	0.2	—	82.0	21.3	—	103.5
Total liabilities	3.2	1,288.6	546.0	203.6	—	2,041.4
Note (receivable from) payable to affiliates, net	(24.3)	638.4	(821.0)	206.9	—	—
Total stockholders' equity	1,180.1	1,157.1	3,082.7	497.4	(4,737.2)	1,180.1
Total liabilities and stockholders' equity	$1,159.0	$3,084.1	$2,807.7	$907.9	$(4,737.2)	$3,221.5

Condensed Consolidating Balance Sheets
March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$40.2	$153.0	$—	$193.2
Receivables, net	—	—	200.4	114.3	—	314.7
Inventories, net	—	—	196.3	107.8	—	304.1
Income tax receivable	7.4	—	5.4	4.7	—	17.5
Other current assets	—	—	12.0	25.9	—	37.9
Current assets held for sale	—	—	12.1	118.2	—	130.3
Total current assets	7.4	—	466.4	523.9	—	997.7
Property, plant and equipment, net	—	—	250.1	146.4	—	396.5
Intangible assets, net	—	—	438.8	92.1	—	530.9
Goodwill	—	—	1,010.6	265.5	—	1,276.1
Investment in:
Issuer subsidiaries	1,177.5	—	—	—	(1,177.5)	—
Guarantor subsidiaries	—	3,053.3	—	—	(3,053.3)	—
Non-guarantor subsidiaries	—	—	602.3	—	(602.3)	—
Other assets	40.5	1.4	34.2	37.9	—	114.0
Non-current assets held for sale	—	—	8.0	100.5	—	108.5
Total assets	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$3.8	$—	$3.9
Trade payables	—	—	128.8	61.1	—	189.9
Compensation and benefits	—	—	41.5	22.4	—	63.9
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.6	—	4.0
Other current liabilities	3.0	9.4	74.0	41.0	—	127.4
Current liabilities held for sale	—	—	6.0	59.1	—	65.1
Total current liabilities	3.0	9.4	252.8	189.0	—	454.2
Long-term debt	—	1,285.8	55.8	10.5	—	1,352.1
Pension and postretirement benefit obligations	—	—	114.7	48.5	—	163.2
Deferred income taxes	—	0.7	116.2	32.4	—	149.3
Other liabilities	0.2	—	62.3	15.8	—	78.3
Non-current liabilities held for sale	—	—	0.9	12.9	—	13.8
Total liabilities	3.2	1,295.9	602.7	309.1	—	2,210.9
Note payable to (receivable from) affiliates, net	9.4	581.3	(845.6)	254.9	—	—
Total stockholders' equity	1,212.8	1,177.5	3,053.3	602.3	(4,833.1)	1,212.8
Total liabilities and stockholders' equity	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,157.8	$497.6	$(142.0)	$1,513.4
Cost of sales	—	—	716.1	356.3	(142.0)	930.4
Gross profit	—	—	441.7	141.3	—	583.0
Selling, general and administrative expenses	—	—	244.6	79.2	—	323.8
Restructuring and other similar charges	—	—	6.3	3.1	—	9.4
Amortization of intangible assets	—	—	20.6	4.8	—	25.4
Income from operations	—	—	170.2	54.2	—	224.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(52.8)	(1.6)	0.3	—	(54.1)
To affiliates	1.6	28.6	(21.4)	(8.8)	—	—
Gain on extinguishment of debt	—	—	5.0	—	—	5.0
Other income (expense), net	—	0.2	3.9	(0.8)	—	3.3
Income (loss) before income taxes	1.6	(24.0)	156.1	44.9	—	178.6
Provision for income taxes	—	—	(35.4)	(5.4)	—	(40.8)
Equity method investment income	—	—	—	3.5	—	3.5
Income (loss) before equity in (loss) income of subsidiaries	1.6	(24.0)	120.7	43.0	—	141.3
Equity in (loss) income of subsidiaries	(14.6)	9.4	(66.5)	—	71.7	—
Net (loss) income from continuing operations	(13.0)	(14.6)	54.2	43.0	71.7	141.3
Loss from discontinued operations	—	—	(44.8)	(109.5)	—	(154.3)
Net (loss) income	(13.0)	(14.6)	9.4	(66.5)	71.7	(13.0)
Non controlling interest loss	—	—	—	(0.1)	—	(0.1)
Net (loss) income attributable to Rexnord	(13.0)	(14.6)	9.4	(66.4)	71.7	(12.9)
Dividends on preferred stock	(17.4)	—	—	—	—	(17.4)
Net (loss) income attributable to Rexnord common stockholders	(30.4)	(14.6)	9.4	(66.4)	71.7	(30.3)
Comprehensive (loss) income	$(13.0)	$(23.6)	$8.5	$(79.6)	$71.7	$(36.0)

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$371.8	$156.8	$(43.6)	$485.0
Cost of sales	—	—	236.3	108.0	(43.6)	300.7
Gross profit	—	—	135.5	48.8	—	184.3
Selling, general and administrative expenses	—	—	76.5	25.9	—	102.4
Restructuring and other similar charges	—	—	2.1	0.5	—	2.6
Amortization of intangible assets	—	—	6.8	1.6	—	8.4
Income from operations	—	—	50.1	20.8	—	70.9
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(16.2)	(0.8)	0.2	—	(16.8)
To affiliates	0.5	9.0	(7.2)	(2.3)	—	—
Gain on the extinguishment of debt	—	—	5.0	—	—	5.0
Other income, net	—	0.1	1.4	0.1	—	1.6
Income (loss) before income taxes	0.5	(7.1)	48.5	18.8	—	60.7
(Provision) benefit for income taxes	—	—	(9.4)	0.3	—	(9.1)
Equity method investment income	—	—	—	1.3	—	1.3
Income (loss) before equity in income of subsidiaries	0.5	(7.1)	39.1	20.4	—	52.9
Equity in income of subsidiaries	24.7	31.8	33.7	—	(90.2)	—
Net income from continuing operations	25.2	24.7	72.8	20.4	(90.2)	52.9
Loss (income) from discontinued operations	—	—	(41.1)	13.3	—	(27.8)
Net income	25.2	24.7	31.7	33.7	(90.2)	25.1
Non controlling interest loss	—	—	—	(0.3)	—	(0.3)
Net income attributable to Rexnord	25.2	24.7	31.7	34.0	(90.2)	25.4
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord common stockholders	19.4	24.7	31.7	34.0	(90.2)	19.6
Comprehensive income	$25.1	$19.5	$29.0	$51.1	$(90.2)	$34.5

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,064.3	$388.3	$(118.9)	$1,333.7
Cost of sales	—	—	661.9	282.9	(118.9)	825.9
Gross profit	—	—	402.4	105.4	—	507.8
Selling, general and administrative expenses	—	—	227.3	58.7	—	286.0
Restructuring and other similar charges	—	—	7.7	0.6	—	8.3
Amortization of intangible assets	—	—	19.7	4.1	—	23.8
Income from operations	—	—	147.7	42.0	—	189.7
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(59.3)	0.4	0.4	—	(58.5)
To affiliates	2.4	19.8	(18.2)	(4.0)	—	—
Loss on extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Other income, net	—	—	0.1	2.7	—	2.8
Income (loss) before income taxes	2.4	(51.4)	130.0	41.1	—	122.1
Benefit (provision) for income taxes	—	—	40.6	(14.1)	—	26.5
Income (loss) before equity in income of subsidiaries	2.4	(51.4)	170.6	27.0	—	148.6
Equity in income of subsidiaries	135.5	186.9	20.9	—	(343.3)	—
Net income from continuing operations	137.9	135.5	191.5	27.0	(343.3)	148.6
Loss from discontinued operations	—	—	(4.6)	(6.1)	—	(10.7)
Net income attributable to Rexnord	137.9	135.5	186.9	20.9	(343.3)	137.9
Dividends on preferred stock	(17.4)	—	—	—	—	(17.4)
Net income attributable to Rexnord common stockholders	120.5	135.5	186.9	20.9	(343.3)	120.5
Comprehensive income	$137.9	$147.4	$189.3	$50.8	$(343.3)	$182.1

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$347.7	$131.6	$(42.6)	$436.7
Cost of sales	—	—	216.2	93.0	(42.6)	266.6
Gross profit	—	—	131.5	38.6	—	170.1
Selling, general and administrative expenses	—	—	75.1	19.2	—	94.3
Restructuring and other similar charges	—	—	2.9	0.3	—	3.2
Amortization of intangible assets	—	—	6.9	1.3	—	8.2
Income from operations	—	—	46.6	17.8	—	64.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(18.7)	0.1	0.1	—	(18.5)
To affiliates	0.7	6.7	(6.2)	(1.2)	—	—
Loss on extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Other (expense) income, net	—	(0.1)	(0.2)	1.2	—	0.9
Income (loss) before income taxes	0.7	(24.0)	40.3	17.9	—	34.9
Benefit (provision) for income taxes	—	—	57.4	(6.4)	—	51.0
Income (loss) before equity in income of subsidiaries	0.7	(24.0)	97.7	11.5	—	85.9
Equity in income of subsidiaries	80.9	104.9	10.0	—	(195.8)	—
Net income from continuing operations	81.6	80.9	107.7	11.5	(195.8)	85.9
Loss from discontinued operations	—	—	(2.7)	(1.6)	—	(4.3)
Net income attributable to Rexnord	81.6	80.9	105.0	9.9	(195.8)	81.6
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord common stockholders	75.8	80.9	105.0	9.9	(195.8)	75.8
Comprehensive income	$81.6	$83.5	$104.7	$15.4	$(195.8)	$89.4

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$15.9	$19.0	$103.0	$7.4	$—	$145.3
Investing activities
Expenditures for property, plant and equipment	—	—	(19.1)	(7.4)	—	(26.5)
Acquisitions, net of cash acquired	—	—	(2.0)	—	—	(2.0)
Proceeds from dispositions of long-lived assets	—	—	3.5	—	—	3.5
Cash dividend from equity method investment	—	—	—	1.3	—	1.3
Net proceeds from divestiture of discontinued operations	—	—	3.0	6.0	—	9.0
Cash used for investing activities	—	—	(14.6)	(0.1)	—	(14.7)
Financing activities
Proceeds from borrowings of debt	—	247.0	—	2.8	—	249.8
Repayments of debt	—	(265.8)	—	(6.9)	—	(272.7)
Proceeds from exercise of stock options	6.6	—	—	—	—	6.6
Taxes withheld and paid on employees' share-based payment awards	(3.2)	—	—	—	—	(3.2)
Payments of preferred stock dividends	(17.4)	—	—	—	—	(17.4)
Cash used for financing activities	(14.0)	(18.8)	—	(4.1)	—	(36.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14.2)	—	(14.2)
Increase (decrease) in cash and cash equivalents	1.9	0.2	88.4	(11.0)	—	79.5
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$1.9	$0.2	$129.3	$165.7	$—	$297.1

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2017
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$9.6	$311.8	$(154.8)	$(44.7)	$—	$121.9
Investing activities
Expenditures for property, plant and equipment	—	—	(18.2)	(6.9)	—	(25.1)
Acquisitions, net of cash	—	—	(50.0)	—	—	(50.0)
Proceeds from dispositions of long-lived assets	—	—	5.2	0.3	—	5.5
Cash used for investing activities	—	—	(63.0)	(6.6)	—	(69.6)
Financing activities
Proceeds from borrowings of debt	—	1,325.0	—	—	—	1,325.0
Repayments of debt	—	(1,627.5)	—	—	—	(1,627.5)
Payment of debt issuance costs	—	(9.0)	—	—	—	(9.0)
Proceeds from exercise of stock options	3.3	—	—	—	—	3.3
Taxes withheld and paid on employees’ share-based payment awards	(0.4)	—	—	—	—	(0.4)
Proceeds from financing lease obligations	—	—	5.8	—	—	5.8
Payments of preferred stock dividends	(17.4)	—	—	—	—	(17.4)
Cash (used for) provided by financing activities	(14.5)	(311.5)	5.8	—	—	(320.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12.6	—	12.6
(Decrease) increase in cash and cash equivalents	(4.9)	0.3	(212.0)	(38.7)	—	(255.3)
Cash, cash equivalents and restricted cash at beginning of period	4.9	0.1	253.3	231.8	—	490.1
Cash, cash equivalents and restricted cash at end of period	$—	$0.4	$41.3	$193.1	$—	$234.8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 1, 2018 through December 31, 2018 as the “third quarter of fiscal 2019” or the “third quarter ended December 31, 2018.” Similarly, we refer to the period from October 1, 2017 through December 31, 2017 as the “third quarter of fiscal 2018” or the “third quarter ended December 31, 2017.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2018 and during the period from April 1, 2018 through December 31, 2018, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1 Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On January 23, 2019, we acquired an additional 47.5% interest in Centa MP (Hong Kong) Co., Limited ("Centa China"), a joint venture in which we previously maintained a 47.5% non-controlling interest. The acquisition of the additional interest in Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within our Process & Motion Control platform, provides us the opportunity to expand our product offerings within our Asia Pacific end markets. Under the terms of the agreement, the $22.0 million purchase price, excluding transaction costs, was paid at closing. Following the completion of the acquisition, we hold a controlling interest in Centa China and therefore its results of operations will be consolidated within our consolidated financial statements subsequent to January 23, 2019.
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
On November 26, 2018, we completed the sale of our VAG business. Net proceeds from the sale were $9.0 million and included gross proceeds of $21.5 million, less fees and VAG cash and cash equivalents included in the sale. The purchase price is subject to customary working capital and cash balance adjustments that we anticipate will be finalized during the fourth quarter of fiscal 2019. The sale agreement also provides us to receive contingent consideration of up to an additional $20 million based on, and subject to, the VAG business attainment of Earn-out EBITDA, as defined in the sale agreement, in the our fiscal years ending March 31, 2019, 2020 and 2021. In connection with the completed sale of VAG, we recorded a non-cash pre-tax loss on the sale of VAG of $19.7 million during the third quarter of fiscal 2019 resulting from the reclassification of historical foreign currency translation adjustments into the statement of operations.

For the three months ended December 31, 2018 and December 31, 2017, our loss from discontinued operations was $27.8 million and $4.3 million, respectively. For the nine months ended December 31, 2018 and December 31, 2017, our loss from discontinued operations was $154.3 million and $10.7 million, respectively. For other elements of the loss from discontinued operations, refer to Item 1, Note 4, Discontinued Operations for further information. The analysis of our results of operations below focuses on our results from continuing operations.

Restructuring
During fiscal 2019, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three months ended December 31 2018 and December 31, 2017, restructuring charges totaled $2.6 million and $3.2 million, respectively. For the nine months ended December 31, 2018 and December 31, 2017, restructuring charges totaled $9.4 million and $8.3 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Third Quarter Ended December 31, 2018 compared with the Third Quarter Ended December 31, 2017:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2018	December 31, 2017	Change	% Change
Process & Motion Control	$326.7	$292.5	$34.2	11.7%
Water Management	158.3	144.2	14.1	9.8%
Consolidated	$485.0	$436.7	$48.3	11.1%
Process & Motion Control
Process & Motion Control net sales increased 11.7% year over year to $326.7 million in the third quarter of fiscal 2019. Core sales increased 4%, our prior year acquisition of Centa contributed 10% and foreign currency translation had an unfavorable impact of 2% year over year. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.
Water Management
Water Management net sales were $158.3 million in the third quarter of fiscal 2019, an increase of 9.8%. The 9.8% increase in core growth is the result of increased demand across North American building construction end markets.

Income from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2018	December 31, 2017	Change	% Change
Process & Motion Control	$53.4	$47.9	$5.5	11.5%
% of net sales	16.3%	16.4%	(0.1)%
Water Management	33.1	28.5	4.6	16.1%
% of net sales	20.9%	19.8%	1.1%
Corporate	(15.6)	(12.0)	(3.6)	(30.0)%
Consolidated	$70.9	$64.4	$6.5	10.1%
% of net sales	14.6%	14.7%	(0.1)%
Process & Motion Control
PMC income from operations for the third quarter of fiscal 2019 was $53.4 million, or 16.3% of net sales. Income from operations as a percentage of net sales was consistent with the prior year as increased sales and RBS-led productivity gains were offset by investments in innovation and market expansion initiatives and the relatively lower margins at Centa.
Water Management
Water Management income from operations was $33.1 million for the third quarter of fiscal 2019, or 20.9% of net sales. Income from operations as a percentage of net sales increased by 110 basis points year over year as a result of incremental sales and RBS-led productivity gains, partially offset by investments in innovation and market expansion initiatives.
Corporate
Corporate expenses were $15.6 million in the third quarter of fiscal 2019 and $12.0 million in the third quarter of fiscal 2018. The increase in corporate expenses is primarily the result of the recognition of leased facility termination costs incurred in connection with our ongoing footprint optimization actions and higher year-over-year compensation-related costs (primarily stock-based compensation) relative to the third quarter of fiscal 2018.
Interest expense, net
Interest expense, net was $16.8 million in the third quarter of fiscal 2019 compared to $18.5 million in the third quarter of fiscal 2018. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the third quarter of fiscal 2019 following the refinancing of our then-outstanding debt during the third quarter of fiscal 2018. See Item 1, Note 13 Long-Term Debt for more information.
Other income, net
Other income, net for the third quarter of fiscal 2019 was $1.6 million compared to $0.9 million for the third quarter of fiscal 2018. Other income, net consists primarily of foreign currency transaction gains and the non-service cost components of net periodic benefit credits associated with our defined benefit plans.
Provision (benefit) for income taxes
The income tax provision was $9.1 million in the third quarter of fiscal 2019 compared to an income tax benefit of $51.0 million in the third quarter of fiscal 2018. The effective income tax rate for the third quarter of fiscal 2019 was 15.0% versus (146.1)% in the third quarter of fiscal 2018. The effective income tax rate for the third quarter of fiscal 2019 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes. The income tax benefit recorded on income before income taxes for the third quarter of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) (see Item 1, Note 6 Income Taxes for additional information and explanation), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the Domestic Production Activities Deduction ("DPAD").
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
Net income from continuing operations
Net income from continuing operations for the third quarter of fiscal 2019 was $52.9 million, compared to net income from continuing operations of $85.9 million in the third quarter of fiscal 2018, as a result of the factors described above. Diluted net income per share from continuing operations was $0.43 in the third quarter of fiscal 2019, as compared to diluted net income per share from continuing operations of $0.70 in the third quarter of fiscal 2018.

Net income attributable to Rexnord common stockholders
Net income attributable to Rexnord common stockholders for the third quarter of fiscal 2019 was $19.6 million, compared to net income attributable to Rexnord common stockholders of $75.8 million in the third quarter of fiscal 2018.  The year-over-year decrease is primarily the result of the $27.8 million loss from discontinued operations and the other factors described above. Diluted net income per share attributable to Rexnord common stockholders for the three months ended December 31, 2018 and December 31, 2017 was $0.21 and $0.67, respectively.

Nine Months Ended December 31, 2018 Compared with the Nine Months Ended December 31, 2017:

Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2018	December 31, 2017	Change	% Change
Process & Motion Control	$1,007.8	$880.6	$127.2	14.4%
Water Management	505.6	453.1	52.5	11.6%
Consolidated	$1,513.4	$1,333.7	$179.7	13.5%

Process & Motion Control
Process & Motion Control net sales increased 14.4% year over year to $1,007.8 million in the first nine months of fiscal 2019. Core sales increased 4% and our prior-year acquisition of Centa contributed 10%. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.

Water Management

Water Management net sales increased 11.6% year over year to $505.6 million in the first nine months of fiscal 2019. Water Management core net sales increased 10% and last year's acquisition of World Dryer added 2% year over year. The increase in core net sales is the result of favorable year-over-year demand trends within our nonresidential construction end markets.

 Income from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2018	December 31, 2017	Change	% Change
Process & Motion Control	$159.7	$131.0	$28.7	21.9%
% of net sales	15.8%	14.9%	0.9%
Water Management	110.9	96.0	14.9	15.5%
% of net sales	21.9%	21.2%	0.7%
Corporate	(46.2)	(37.3)	(8.9)	(23.9)%
Consolidated	$224.4	$189.7	$34.7	18.3%
% of net sales	14.8%	14.2%	0.6%
Process & Motion Control

PMC income from operations for the first nine months of fiscal 2019 was $159.7 million, or 15.8% of net sales. Income from operations as a percentage of net sales increased by 90 basis points year over year in the first nine months of fiscal 2019 primarily due to the increase in core sales, RBS-led productivity gains and benefits from our footprint repositioning actions, partially offset by investments in innovation and market expansion initiatives and the relatively lower margins at Centa.

Water Management

Water Management income from operations was $110.9 million for the first nine months of fiscal 2019, or 21.9% of net sales. Income from operations as a percentage of net sales increased 70 basis points year over year, primarily due to the benefits associated with incremental core sales and ongoing cost reduction and productivity initiatives that more than offset incremental investments in our innovation, market expansion, and cost reduction initiatives.

Corporate

Corporate expenses were $46.2 million in the first nine months of fiscal 2019 and $37.3 million in the first nine months of fiscal 2018. The increase in corporate expenses is primarily associated with the recognition of leased facility termination costs incurred in connection with our ongoing footprint optimization actions and higher year-over-year compensation related costs (primarily stock-based compensation) relative to the first nine months of fiscal 2018.

Interest expense, net

Interest expense, net was $54.1 million in the first nine months of fiscal 2019 compared to $58.5 million in the first nine months of fiscal 2018. The decrease in interest expense is a result of the impact of lower outstanding borrowings in the first nine months of fiscal 2019 following the refinancing of our then-outstanding debt during the third quarter of fiscal 2018. See Item 1, Note 13 Long-Term Debt for more information.

Other income, net

Other income, net for the first nine months of fiscal 2019 was $3.3 million compared to $2.8 million for the first nine months of fiscal 2018. Other income, net consists primarily of foreign currency transaction gains and the non-service cost components of net periodic benefit credits associated with our defined benefit plans.

Provision (benefit) for income taxes
The income tax provision recorded in the first nine months of fiscal 2019 was $40.8 million compared to an income tax benefit of $26.5 million in the first nine months of fiscal 2018. The effective income tax rate for the first nine months of fiscal 2019 was 22.8% versus (21.7)% in the first nine months of fiscal 2018. The effective income tax rate for the first nine months of fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country enacted rate reduction. The income tax benefit recorded on income before income taxes for the first nine months of fiscal 2018 was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform (see Item 1, Note 6 Income Taxes for additional information and explanation), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets, and the net tax benefits associated with U.S. research and development credits and the DPAD.
Net income from continuing operations
Our net income from continuing operations for the first nine months of fiscal 2019 was $141.3 million, compared to net income from continuing operations of $148.6 million for the first nine months of fiscal 2018, as a result of the factors described above. Diluted net income per share from continuing operations was $1.15 in the first nine months of fiscal 2019, as compared to $1.21 per share in the first nine months of fiscal 2018.

Net (loss) income attributable to Rexnord common stockholders
Our net loss attributable to Rexnord common stockholders for the first nine months of fiscal 2019 was $30.3 million, compared to net income attributable to Rexnord common stockholders of $120.5 million for the first nine months of fiscal 2018. The year-over-year change is primarily the result of the $154.3 million loss from discontinued operations and the other factors described above. Diluted loss per share attributable to Rexnord common stockholders was $0.10 in the first nine months of fiscal 2019, as compared to diluted income per share attributable to Rexnord common stockholders of $1.13 per share in the first nine months of fiscal 2018.

Non-GAAP Financial Measures
Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.

Core sales
Core sales excludes the impact of acquisitions (such as the Centa and World Dryer acquisitions), divestitures (such as the VAG business) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net loss attributable to Rexnord common stockholders in the nine months ended December 31, 2018 of $30.3 million and Adjusted EBITDA for the same period of $322.9 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net (loss) income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.4 to 1.0 at December 31, 2018). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2018 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income (loss) attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2017	Year ended March 31, 2018	Nine months ended December 31, 2018	Twelve months ended December 31, 2018
Net income (loss) attributable to Rexnord common stockholders	$120.5	$52.7	$(30.3)	$(98.1)
Dividends on preferred stock	17.4	23.2	17.4	23.2
Non-controlling interest income (loss)	—	0.1	(0.1)	—
Equity method investment income	—	—	(3.5)	(3.5)
Income tax (benefit) provision	(26.5)	(19.5)	40.8	47.8
Interest expense, net	58.5	75.1	54.1	70.7
Depreciation and amortization	58.0	79.7	66.0	87.7
EBITDA	$227.9	$211.3	$144.4	$127.8
Adjustments to EBITDA:
Loss from discontinued operations, net of tax (1)	10.7	130.6	154.3	274.2
Restructuring and other similar charges (2)	8.3	14.1	9.4	15.2
Stock-based compensation expense	15.5	20.0	17.3	21.8
LIFO expense (3)	0.7	3.3	0.8	3.4
Acquisition related fair value adjustment	0.9	1.8	3.5	4.4
Loss (gain) on the extinguishment of debt	11.9	11.9	(5.0)	(5.0)
Actuarial gain on pension and postretirement benefit obligations	—	(3.3)	—	(3.3)
Other income, net (4)	(2.4)	(3.5)	(1.8)	(2.9)
Subtotal of adjustments to EBITDA	$45.6	$174.9	$178.5	$307.8
Adjusted EBITDA	$273.5	$386.2	$322.9	$435.6
Pro forma adjustment for acquisition (5)				2.0
Pro forma Adjusted EBITDA				$437.6
Consolidated indebtedness (6)				$1,066.0
Total net leverage ratio (7)				2.4
__________________________________

(1)	Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.

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

(4)
Other income, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit credits associated with our defined benefit plans, gains and losses from sale of long-lived assets and the cash dividend received from equity method investment.

(5)
Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Centa as permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2017 through the date of the Centa acquisition. See Item 1, Note 2, Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $246.4 million (as defined by the credit agreement) at December 31, 2018.

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
As of December 31, 2018, our continuing operations had $297.1 million of cash and cash equivalents and $342.7 million of additional borrowing capacity ($258.0 million of available borrowings under our revolving credit facility and $84.7 million available under our accounts receivable securitization program). As of December 31, 2018, the available borrowings under our credit facility and accounts receivable securitization were reduced by $13.7 million due to outstanding letters of credit. As of March 31, 2018, our continuing operations had $193.2 million of cash and cash equivalents and approximately $329.0 million of additional borrowing capacity ($255.7 million of available borrowings under our revolving credit facility and $73.3 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. Subsequent to the end of our third quarter of fiscal 2019, we made a voluntary prepayment on our Term Loan of $75.0 million.
Cash Flows
Net cash provided by operating activities was $145.3 million and $121.9 million in the first nine months of fiscal 2019 and 2018, respectively. Incremental profit generated from higher sales in the first nine months of fiscal 2019 was partially offset by incremental trade working capital.
Cash used for investing activities was $14.7 million in the first nine months of fiscal 2019 compared to $69.6 million in the first nine months of fiscal 2018. Investing activities in the first nine months of fiscal 2019 included $26.5 million of capital expenditures and $2.0 million for an acquisition of assets, partially offset by the receipt of $9.0 million of net proceeds from the divestiture of discontinued operations, $3.5 million received in connection with the sale of certain long-lived assets, and a $1.3 million dividend from an equity method investment. Investing activities during the first nine months of fiscal 2018 included $25.1 million of capital expenditures and $50.0 million associated with the acquisition of World Dryer, partially offset by the receipt of $5.5 million in cash from the disposal of long-lived assets.
Cash used for financing activities was $36.9 million in the first nine months of fiscal 2019 compared to cash used for financing activities of $320.2 million in the first nine months of fiscal 2018. During the first nine months of fiscal 2019, we utilized a net $22.9 million of cash for the payment of outstanding debt and $17.4 million for the payment of preferred stock dividends. The first nine months of fiscal 2019 also includes $3.4 million of net cash proceeds associated with stock option exercises. During the first nine months of fiscal 2018, we utilized a net $311.5 million of cash and net proceeds from our issuance of the 4.875% Notes due in 2025, net of financing related costs, in connection with the refinancing of the outstanding debt under our Credit Agreement (see Item 1, Note 13 Long-Term Debt for additional details). In addition we utilized $17.4 million for the payment of preferred stock dividends. These additional uses of cash were partially offset by the receipt of $5.8 million in connection with the sale-leaseback transaction and $2.9 million of net cash proceeds associated with stock option exercises.
Indebtedness
As of December 31, 2018, our continuing operations had $1,312.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2018	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$792.4	$—	$792.4
4.875% Senior Notes due 2025 (2)	494.8	—	494.8
Other subsidiary debt	25.2	1.4	23.8
Total	$1,312.4	$1.4	$1,311.0
___________________________________________

(1)	Includes unamortized debt issuance costs of $7.6 million at December 31, 2018.

(2)	Includes unamortized debt issuance costs of $5.2 million at December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 31, 2018, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the third quarter of fiscal 2019. A total of approximately $160.0 million remained of the existing repurchase authority at December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Letter Agreement, Dated December 13, 2018, between Rexnord Corporation and Todd A. Adams. *

10.2	Rexnord Corporation Change in Control Plan, as amended through December 13, 2018. *

10.3
Originator Addition Amendment, dated as of November 30, 2018, to the Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among Rexnord Funding LLC, as an originator and as the buyer, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, Precision Gear LLC, as an originator, Centa Corporation, as an originator, Rexnord Industries, LLC, as the servicer, and Wells Fargo Bank, N.A., as administrative agent and as the sole lender party to the Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, as amended.
X

10.4
Omnibus Amendment No. 2, dated as of January 16, 2019, to the Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among Rexnord Funding LLC, as an originator and as the buyer, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, Centa Corporation, as an originator, Precision Gear LLC, as an originator, Rexnord Industries, LLC, as the servicer, and Wells Fargo Bank, N.A., as administrative agent and as the sole lender party to the Amended and Restated Receivables Funding and Administration Agreement, dated May 20, 2011, as amended.
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

REXNORD CORPORATION

Date:	January 30, 2019	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer