Form 10-K
period 2019-03-31
Rexnord Corp
filed 2019-05-14
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

511 West Freshwater Way, Milwaukee, Wisconsin	53204
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 643-3739
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $.01 par value	RXN	The New York Stock Exchange
Depository Shares, each representing a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock, $.01 par value	RXN.PRA	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
__________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of September 30, 2018, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $30.80 closing price on the New York Stock Exchange on September 28, 2018, the last trading day of that quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $3.2 billion.
As of May 10, 2019, there were 104,866,451 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's fiscal 2020 annual meeting of stockholders, to be held on or about July 25, 2019, which proxy statement will be subsequently filed.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This report includes "forward-looking statements" within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in Items 1, 1A and 7 hereof. When used in this report, the words "estimates," "expects," "anticipates," "projects," "forecasts," "plans," "believes," "foresees," "seeks," "likely," "may," "might," "will," "should," "goal," "target" or "intends" and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:

•	the impact of our indebtedness;

•	our competitive environment;

•	general economic and business conditions, market factors and our exposure to customers in cyclical industries;

•	performance, and potential failure, of our information and data security systems, including potential cyber security threats and breaches;

•	the costs and uncertainties related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;

•	the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;

•	risks associated with our international operations;

•	the loss of any significant customer;

•	dependence on independent distributors;

•	increases in cost of our raw materials, including as a result of tariffs, trade wars and other trade protection matters, and our possible inability to increase product prices to offset such increases;

•	impact of weather on the demand for our products;

•	changes in technology and manufacturing techniques;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;

•	legislative, regulatory and legal developments involving taxes;

•	the costs associated with asbestos claims and other potential product liability;

•	our access to available and reasonable financing on a timely basis;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;

•	reliance on intellectual property;

•	work stoppages by unionized employees;

•	loss of key personnel;

•	changes in pension funding requirements;

•	potential impairment of goodwill and intangible assets; and

•	the other factors set forth herein, including those set forth under "Risk Factors" in Part I, Item 1A.
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
Our strategy is to build the Company around global strategic platforms that participate in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines, and allow us to move into adjacent markets. Over time, we may add strategic platforms to our Company.
We believe that we have one of the broadest portfolios of highly engineered, mission and project-critical Process & Motion Control products for industrial, consumer goods, and aerospace applications worldwide. Our Process & Motion Control portfolio includes products and services used to safely, reliably and efficiently solve a wide range of demanding process and discrete automation and motion control applications. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, commercial and institutional construction market for water management products and, to a lesser extent, the municipal water and wastewater treatment and residential construction markets. Our Water Management product portfolio includes building and site water management solutions that enhance water quality, safety, flow control and conservation.
Our products are generally "specified" or requested by end users across both of our strategic platforms as a result of our products’ reliable performance in demanding environments, our custom application engineering capabilities, and our ability to provide global customer support. Typically, our Process & Motion Control products are initially incorporated into products sold by original equipment manufacturers ("OEMs") or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high, and thereafter replaced through industrial distributors as they are consumed or require replacement.
The demand for our Water Management products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new infrastructure and residential construction. We believe we have become a market leader in the industry by developing innovative products that meet the stringent third-party regulatory, building, and plumbing code requirements and by subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the "Voice of the Customer" process and ensuring superior customer satisfaction. Our footprint encompasses 44 principal Process & Motion Control manufacturing, warehouse, and repair facilities and 14 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
Unless otherwise noted, "Rexnord," "we," "us," "our" and the "Company" means Rexnord Corporation and its consolidated subsidiaries. Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2019, or fiscal 2019, means the period from April 1, 2018 to March 31, 2019.

RBS
RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business. RBS is based on the following principles: (1) strategy deployment (a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities); (2) measuring our performance based on customer satisfaction, or the "Voice of the Customer;" (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we have applied RBS over the past several years, we have experienced significant improvements in growth, productivity, cost reduction and asset efficiency and believe there are substantial opportunities to continue to improve our performance as we continue to apply RBS.

Our Platforms
Process & Motion Control
Our Process & Motion Control platform designs, manufactures, markets and services a broad range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Our products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa® and Tollok™.
We sell our Process & Motion Control products and services into a diverse group of attractive end markets, including food and beverage, aerospace, mining, energy and power generation, cement and aggregates, forest and wood products, agriculture, petrochemical, marine, general industrial and automation applications.
We have established long-term relationships with OEMs and end users serving a wide variety of industries. As a result of our long-term relationships with OEMs and end users, we have created a significant installed base for our Process & Motion Control products, which are consumed or worn in use and have a relatively predictable replacement cycle. We believe this replacement dynamic drives recurring maintenance, repair, and operations ("MRO") demand for our products. We estimate that approximately half of our Process & Motion Control net sales are to distributors, who provide an aftermarket channel to primarily serve OEM and end-user MRO demand generated by the installed base of our products through approximately 2,600 distribution points across 110 countries.
Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting down-time is high. Many customer facilities have a range of requirements and applications for multiple products across our expansive product portfolio. We believe our reputation for superior quality, reliability, application expertise, and ability to meet lead time expectations are highly valued by our customers, as demonstrated by their preference to specify and purchase Rexnord products when it is time to replace an installed Rexnord product, or "like-for-like" product replacements. We believe this replacement dynamic for our products, our focus on capturing first-fit installations, our significant installed base, and our global supply chain and manufacturing footprint enables us to achieve premium pricing, world-class customer satisfaction, recurring revenue generation, and a competitive advantage.

Water Management
Our Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products primarily for nonresidential buildings. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle® and World Dryer®.
Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water to the institutional and commercial construction end markets and, to a lesser extent, the infrastructure and residential construction end markets. Segments of the institutional construction end market include government, healthcare, and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. Segments of the infrastructure end market include: municipal water and wastewater and transportation. The demand for our Water Management products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new infrastructure and residential construction.

Our Water Management products are principally specification-driven and project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end-user loyalty for our products and allow us to maintain leading market shares in the majority of our product lines. We believe we have become a market leader in the industry by meeting the stringent country specific regulatory, building, and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the Foundation for Cross-Connection Control and Hydraulic Research at the University of Southern California, the International Association of Plumbing and Mechanical Officials ("IAPMO"), the National Sanitation Foundation ("NSF"), the Plumbing and Drainage Institute ("PDI"), the Underwriters Laboratories ("UL"), Factory Mutual ("FM") and the American Waterworks Association ("AWWA") prior to the commercialization of our products.
Our Water Management platform has an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,200 independent sales representatives across 220 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, contractors, builders, and architects has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.

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
We believe the areas of the Water Management industry in which we compete are tied to growth in commercial and institutional construction, as well as, to a lesser extent, infrastructure. We believe these areas have significant long-term growth fundamentals. Historically, the commercial, institutional and infrastructure construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in infrastructure, commercial, and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe that water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader infrastructure, commercial, and institutional construction markets, as well as mitigate cyclical downturns in market growth.
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

Our Products
Process & Motion Control Products
Our Process & Motion Control products are generally critical components in the machinery or plant in which they operate, yet they typically account for a low percentage of an end user's total production cost. We believe, because the costs associated with a Process & Motion Control product failure to the end user can be substantial, end users in most of the markets we serve focus on Process & Motion Control products with superior quality, reliability, and availability, rather than considering price alone, when making a purchasing decision. We believe that the key to success in our industry is to develop and maintain a reputation for quality and reliability, as well as create and maintain an extensive distribution network, which we believe leads to a strong preference to replace products "like-for-like" while driving recurring MRO revenues and linking first-fit specifications to market share gain. Our leading Process & Motion Control brands include Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa® and Tollok™.
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
Our Cambridge products provide users with metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. We also produce custom-engineered, application-specific miniature gearboxes and motion control assemblies and components that are supplied to a variety of end markets, including aerospace and defense, medical equipment, robotics, semiconductor, instrumentation, and satellite communications.
Shaft Management Products
We are a leading manufacturer and supplier of highly engineered mechanical power transmission components used to control, support, and protect rotating shafts within machinery, process automation, and discrete automation applications. Rotating shafts transmit system power to the moving elements in machinery and equipment. Our shaft management products include couplings, torque limiters, electromagnetic clutches and brakes, industrial bearings, and shaft locking assemblies. Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be safely and efficiently transmitted from one shaft to the other. Torque limiters, clutches, and brakes are used in machinery applications to safely control shaft engagement and stopping. Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Shaft locking assemblies are used to secure machine shafts to hubs through a mechanical interference fit that eliminates shaft backlash and improves transmission of high torques and axial loads. Our shaft management products are used in a wide range of end markets that include food and beverage, mining, energy and power generation, aggregates processing, pulp and paper, steel, chemical, forest and wood products, construction and agricultural equipment, marine, and general industrial and automation.

During fiscal 2018, we acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications.
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

Water Management Products
Water Management products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features creates a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many Water Management products must meet the stringent country-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, UL, FM, PDI and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders, and architects. Among our leading brands are Zurn® and Wilkins®.
Water Safety, Quality, and Flow Control Products
Our water safety, quality, and flow control products are sold under the Zurn and Wilkins brand names and encompass a wide range of valve products, distribution and drainage products, and site works products. Key valve products include backflow preventers, fire system valves, pressure reducing valves, and thermostatic mixing valves. These highly-specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, they are sold into commercial, institutional, and industrial new construction and retrofit applications as well as the fire protection, municipal water and wastewater, and irrigation end markets.
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

Water Conservation Products
Water conservation products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves, and faucets. Zurn's finish plumbing products include manual and sensor-operated flush valves marketed under the Aquaflush®, AquaSense®, and AquaVantage® names and heavy-duty commercial faucets marketed under the AquaSpec® name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retrofit bathroom fixture installations.
In fiscal 2018, we acquired World Dryer Corporation ("World Dryer"), a leading global manufacturer of commercial electric hand dryers. We believe that the combination of World Dryer’s eco-friendly hand dryers and Zurn's water-efficient plumbing products allows us to offer greater value to commercial building owners in the form of lower operating costs.
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
Process & Motion Control

•
February 9, 2018 - We acquired Centa, a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications for a cash purchase price of $129.7 million plus assumed debt. The purchase price was comprised of $123.6 million paid at closing and $6.1 million of deferred purchase price payable in our fiscal 2020. Centa, headquartered in Haan, Germany, added complementary product lines to our existing Process & Motion Control platform.

In completing the acquisition of Centa, we also acquired a non-controlling interest in two previously established joint venture relationships. On January 23, 2019, we acquired an additional 47.5% interest in one of these joint venture relationships for $21.4 million. As a result, we now hold a controlling interest in that entity and therefore the results of operations are consolidated within our consolidated financial statements subsequent to January 23, 2019.

•
June 1, 2016 - We acquired Cambridge International Holdings Corp. ("Cambridge"), which has operations in Cambridge, Maryland and Matamoros, Mexico. Cambridge is one of the world's largest suppliers of metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications, for a cash purchase price of $213.4 million.

Water Management

•
September 24, 2018 - We acquired certain assets associated with the design and distribution of various roof drains, spouts and flow sensors for institutional, commercial and industrial buildings for $2.0 million. The acquisition of these assets added complementary product lines to our existing Water Management platform and was accounted for as a business combination. The acquisition of these assets did not materially affect our condensed consolidated statements of operations or financial position.

•
October 4, 2017 - We acquired World Dryer, a leading global manufacturer of commercial electric hand dryers, for a cash purchase price of $50.0 million. This acquisition broadened the product portfolio of our existing Water Management platform and enables us to bring greater value to commercial building owners in the form of lower operating costs.

In addition to making acquisitions, we periodically review our operations to determine whether it would be in our interest to divest of certain non-core or non-strategic businesses. Information regarding divestitures within our Water Management platforms during recent fiscal years is included below.

•
November 26, 2018 - We sold the net assets of our VAG business within our Water Management platform pursuant to our previously disclosed plan to divest of this business. In connection with the sale, we received net cash proceeds of

$9.0 million at closing. All results associated with this business are presented as a discontinued operation in our consolidated financial statements. Refer to Item 8, Note 4, Discontinued Operations for additional information.
Customers
Process & Motion Control Customers
Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users for their MRO requirements either directly in certain regions or, more commonly, through industrial distributors as aftermarket products. While approximately 44% of our Process & Motion Control net sales are through our distribution partners, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,600 distributor locations worldwide, we have one of the most extensive distribution networks in the industry. The largest of our Process & Motion Control industrial distributors, which is also our largest customer, accounted for approximately 8.6%, 9.2%, and 9.4% of consolidated net sales during the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
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
We market our Process & Motion Control products both to OEMs and directly to end users to create preference of our products through end-user specification. We believe this customer preference is important in differentiating our Process & Motion Control products from our competitors' products and preserves our ability to create channel partnerships where distributors will recommend Rexnord products to OEMs and end users. In some instances, we have established a relationship with the end user such that we, the end user, and the end user's preferred distributor enter into a trilateral agreement whereby the distributor will purchase our Process & Motion Control products and stock them for the end user. We believe our extensive product portfolio positions us to benefit from the trend towards rationalizing suppliers by industrial distributors.
Water Management Customers
Our water safety, quality, flow control, and conservation products are sold for new construction, remodeling, and retrofit applications to customers in our commercial construction, institutional, infrastructure, and residential construction end markets and are distributed through independent sales representatives, plumbing wholesalers, and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation, and siteworks industries. Our independent sales representatives work with architects, engineers, building owners and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with knowledge of the local markets to provide contractors with value-added service. We use approximately 1,200 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn and Wilkins benefit from strong brand recognition, which is further bolstered by a strong propensity to replace "like-for-like" products.
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
Product Development
The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 380 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 30 specialists that offers testing capability and design support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 United States active patents and approximately 900 active foreign patents as of March 31, 2019. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 200 United States active patents and approximately 100 foreign active patents as of March 31, 2019. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation.
In May 2017, we launched DiRXN™ (pronounced "Direction"), our digital enterprise initiative. DiRXN™ is an internet-based customer productivity platform based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Rexnord's leading portfolio of tools, products and services. DiRXN™ directly connects customers to data and information that allows them to optimize productivity across all stages of their life cycles. During fiscal 2018 and 2019, we began adding Smart Tags to our Process & Motion Control and Water Management products in order to provide our customers with a direct digital link to asset information and digital support for the installation and maintenance of our products. We also began to deliver Process & Motion Control products with embedded sensors to collect real-time operational and contextual information regarding product performance, and we extended these capabilities to select Water Management products in our fiscal 2019. We have also introduced digitally-connected product solutions that can be retrofit to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of our customers’ operations.
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
Backlog
Our backlog of unshipped orders was $373 million and $330 million as of March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, approximately 6% of our backlog was scheduled to ship beyond fiscal 2020. Also, see Item 1A Risk Factors of this report for more information on the risks associated with backlog.
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
Demand for our Water Management products is primarily driven by commercial and institutional construction activity, remodeling, and retrofit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion. Accordingly, weather has an impact on the seasonality of certain end markets. With the exception of our remodeling and retrofit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Canada represent the main construction season for increased construction in the commercial, institutional, and infrastructure markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns. See Item 1A Risk Factors of this report for more information on the risks associated with general economic conditions.
Employees
As of March 31, 2019, we had approximately 6,700 employees, of whom approximately 3,400 were employed in the United States. Approximately 100 of our United States employees are represented by labor unions. We are currently party to two collective bargaining agreements in the United States. The remaining two collective bargaining agreements have expiration dates in October 2019 and April 2020. Additionally, approximately 1,300 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
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
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on a potentially responsible party ("PRP") for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and also have been or could be named as a PRP in environmental matters.
Additional Information
The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (414) 643-3739. Our internet website address is www.rexnordcorporation.com. We make available free of charge, on or through our internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

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
Strategic Risks
Strategic risk relates to the Company's business plans and strategies, including the risks associated with: competitive threats; the global macro-environment in which we operate; international uncertainties, including increasing tariffs or other trade protection measures as well as trade wars; restructuring initiatives; mergers and acquisitions; protection of intellectual property; and other risks, including customer concentration, reliance on independent distributors and retention of key personnel.

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
Within the Water Management platform, we compete against both large international and national rivals, as well as many regional competitors. Significant competition in any of the markets in which the Water Management platform operates could result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting the Water Management platform's financial results. Furthermore, we cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.

We may be unable to realize intended benefits from our ongoing supply chain optimization and footprint repositioning initiatives, restructuring and divestiture efforts, and as a result our profitability may be hurt or our business otherwise might be adversely affected.
In order to operate more efficiently, control costs and refine our business focus, we undertake from time to time restructuring plans, which can include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also choose to divest operations that we no longer believe are additive or complementary to our platforms or strategic direction, such as our fiscal 2019 disposition of the VAG business. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. We may undertake further restructuring actions, workforce reductions or divestitures in the future. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
In addition, as a result of such actions, we expect to incur restructuring expenses and other charges (including, for example, potential impairment charges related to fixed assets, goodwill and other intangibles), which may be material, and may exceed our estimates. Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, customer relationships and other aspects of our business. Employee morale and productivity could also suffer or result in unwanted employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause further disruption and additional unanticipated expense.
During fiscal 2019, we sold the VAG business, which was formerly within our Water Management platform. As previously announced, we plan to focus and build our Water Management platform around our Zurn specification-grade commercial plumbing products. If these strategies and our efforts with respect to the Water Management platform are unsuccessful, our business, financial condition and results of operations could be adversely affected.
If we are unable to effectively manage risks associated with changing technology, product innovation and new product development, manufacturing techniques, distribution channels and business continuity, we may be at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Further, such new products and technologies may create additional exposure or risk. We cannot ensure that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we can adequately protect against such a loss.

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
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effects of economic downturns; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally, would materially reduce our net sales and profitability.
For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, employment rates, weather conditions, mortgage rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in commercial and residential construction, repair and remodeling sector. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, credit standards or unemployment could delay a recovery of commercial and residential construction levels and have a material adverse effect on our business, financial condition, results of operations or cash flows. This may express itself in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results.
Additionally, some of our products are used in the energy, mining and cement and aggregates markets. Reductions and volatility in the prices of petroleum-related products and certain other mined raw materials costs have historically adversely affected the energy and mining industries, reducing their capital investments and the demand for certain of our products. Some customers may defer or cancel anticipated expenditures, projects or expansions until such time as these projects will be profitable based on the underlying cost of commodities compared to the cost of the project. Weakness in those markets may also affect pricing of our products that are sold for use in those markets.
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

An inability to effectively integrate acquisitions could adversely affect our business, financial condition, results of operations or cash flows.
Acquisitions are part of our growth strategy. We cannot ensure that we will be able to complete any such acquisition, that we will be able to successfully integrate any acquired business or operations, or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we ensure that our acquisition strategies will be successfully received by customers or achieve their intended benefits.
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
Our business remains subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 29% of our total net sales in fiscal 2019 originated outside of the U.S. Additionally, we have significant manufacturing operations outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to global operations, including:

•	tariff increases, import duties, trade wars or other retaliatory or trade protection measures instituted by the U.S. or other countries;

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	foreign exchange controls;

•	compliance with export controls, import and export licensing requirements, and other trade compliance regulations;

•	changes in tax laws;

•	interest rates;

•	differences in business practices in various countries;

•	changes and differences in regulatory requirements in countries in which we operate or make sales;

•	differing labor regulations, practices and standards;

•	restrictions on our ability to own or operate subsidiaries, make investments, move operations or acquire new businesses in these jurisdictions;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions under U.S. tax laws and other laws on our ability to repatriate dividends from our foreign subsidiaries; and

•	exposure to liabilities under anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA").
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During fiscal 2019, our top 5 customers accounted for approximately 25.2% of our consolidated net sales, and our largest customer accounted for 8.6% of our consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. If a customer defaults on its obligations to us, it could have a material adverse effect on our backlog, business, financial condition, results of operations or cash flows. As of March 31, 2019, approximately 6% of our backlog was scheduled to ship beyond fiscal

2020.

We rely on independent distributors. Termination of one or more of our relationships with any of our key independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,600 distributor locations nationwide; however, for fiscal 2019, approximately 21% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 13% of Process & Motion Control net sales. Within Water Management, we depend on 1,200 independent sales representatives and approximately 60 third-party warehouses to distribute our products; however, for fiscal 2019, our three key independent distributors generated approximately 38% of our Water Management net sales with the largest accounting for 23% of Water Management net sales.
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
We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure that any of our applications for protection of our intellectual property rights will be approved and maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products. An adverse ruling or other unfavorable outcome in any such litigation could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

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

Increases in the cost or availability of raw materials, including as a result of tariffs or other trade protection measures, could adversely affect our business, financial condition, results of operations or cash flows.
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

The ongoing updates to our Enterprise Resource Planning ("ERP") systems, as well as failures of our data security and information technology infrastructure and cyber security, could cause substantial business interruptions and/or adversely affect our business.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, including our DiRXN digital productivity platform, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cyber security threats are becoming more complex. Like other companies, we have experienced these types of threats; however, to date, we have not experienced a material threat or incident. While we have taken steps to maintain and enhance adequate cyber security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes and by obtaining insurance coverage, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our inability to attract and retain key personnel may adversely affect our business.
Our success depends on our ability to recruit, retain and develop highly-skilled management and key personnel. Competition for these individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel, or to effectively implement successions to existing personnel. If we fail to retain and recruit the necessary personnel or arrange for successors to key personnel, our business could materially suffer.

Weather could adversely affect the demand for products in our Water Management platform and decrease our net sales.
Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity, which could have a negative effect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.

Disruptions caused by labor disputes or organized labor activities could adversely affect our business or financial results.
As of March 31, 2019, we had approximately 6,700 employees. Our primary risk resides with approximately 1,300 of our employees that reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Financial Risks
Financial risk relates to our ability to meet our financial obligations. It includes our highly leveraged capital structure, compliance with covenants related to our credit agreement and our 4.875% Senior Notes due 2025 (the "Notes"), limits on access to liquidity and restrictive credit-related agreements.

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

Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including London Interbank Offered Rate ("LIBOR"). In addition, the United Kingdom’s Financial

Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. Although the consequences of these developments cannot be predicted at this time, should LIBOR no longer be available, the rates under our variable rate indebtedness could increase and access to capital could be limited. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional information on our debt that is subject to the LIBOR rate.
Also, in spite of the limitations in our credit agreement and/or the Indenture, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information about our indebtedness, see Item 8, Note 11, Long-Term Debt.

The agreements governing our financing arrangements impose certain operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our credit agreement and the Indenture contain various covenants that limit or prohibit our ability (subject to certain exceptions), among other things, to:

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
These agreements contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios, which could result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Failure to comply with certain covenants in these agreements could result in a default. For more information, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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
Upon the occurrence of an event of default under the credit agreement and/or the Indenture, the lenders or the noteholders could elect to declare all amounts outstanding under the senior secured credit facilities and/or the Notes to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first- priority lien basis. If the lenders under the senior secured credit facilities or the noteholders accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets and in excess of our stockholders equity.
As of March 31, 2019, our goodwill and intangible assets totaled $1,299.7 million and $511.5 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.

Our required cash contributions to our pension plans may increase further and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.
The funded status of the defined benefit pension plans depends on such factors as asset returns, market interest rates, legislative changes and funding regulations. If the returns on the assets of any of our plans were to decline in future periods, if market interest rates were to decline, if the Pension Benefit Guaranty Corporation ("PBGC") were to require additional contributions to any such plans as a result of acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions and pension costs to such plans could increase. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.
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

The conversion of the mandatory convertible preferred stock and depositary shares may adversely affect the market price of our common stock.
We have reserved up to 19.2 million shares of common stock for issuance upon conversion of our mandatory convertible preferred stock, subject to certain anti-dilution adjustments. Pursuant to the terms of our mandatory convertible preferred stock, mandatory conversion is required in the third quarter of fiscal 2020. The market price of our common stock may be influenced by conversion of the mandatory convertible preferred stock and the depositary shares. In addition to dilution related to the issuance of additional shares of common stock, the market price of our common stock could become more volatile and could be depressed by, among other factors, investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the mandatory convertible preferred stock (and, correspondingly, the depositary shares).
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

Our failure to comply with government regulations and requirements, third-party certification requirements and policies and standards driven by our customers or other constituencies, including those related to social responsibility, could adversely affect our reputation, business and results of operations.
In addition to complying with laws and applicable government regulations and requirements, prevailing industry standards, competitive pressures and/or our customers may require us to comply with further quality, social responsibility, or other business policies or standards, before customers and prospective customers commence, or continue, doing business with us. These expectations, policies and standards may be more restrictive than current laws and regulations as well as our own pre-existing policies; they may be customer-driven, established by the industry sectors in which we operate or imposed by third-party organizations or other constituencies.
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
We are subject to U.S. federal and state, and other countries' and jurisdictions', income, payroll, property, sales and use, value added, fuel and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities may require significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity.
Currently, a significant amount of our revenue is generated from customers located outside of the United States, and a large portion of our assets and employees are located outside of the U.S. The U.S., the EU and member states along with numerous other countries are currently engaged in establishing fundamental changes to tax laws affecting the taxation of multinational corporations.  On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("U.S. Tax Reform"), which made substantial changes to U.S. tax law including, among other changes, a reduction in the U.S. federal corporate tax rate from 35% to 21%, a limitation on the use of net operating losses to offset future taxable income, a limitation on the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), the allowance of immediate expensing of capital expenditures, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and a new minimum tax on certain foreign earnings. U.S. Tax Reform incorporated broad and complex changes to the U.S. tax code and there have been some initial regulatory and administrative developments with respect to U.S. Tax Reform; however, we expect to continue to see future regulatory, administrative or legislative guidance in this area. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, U.S. Tax Reform are subject to additional regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service ("IRS"). As a result, U.S. Tax Reform, including any regulations or other guidance promulgated by the IRS, and other tax laws or developments in the U.S. or other countries could have significant effects on us, some of which may be adverse and could materially and adversely impact our financial condition, results of operations and cash flows, and have a negative impact on our ability to compete in the global marketplace.

We may incur significant costs for environmental compliance and/or to address liabilities under environmental laws and regulations, and our reputation may be adversely affected.
Our operations and facilities worldwide are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions, as well as cause damage to our reputation.
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties ("PRPs") for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and also have been or could be named as a PRP in environmental matters.
The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 8, Note 18, Commitments and Contingencies for additional information.

Certain subsidiaries are subject to litigation, including numerous asbestos and product liability claims, which could adversely affect our business, reputation, financial condition, results of operations or cash flows.
Certain subsidiaries are co-defendants in various lawsuits in a number of U.S. jurisdictions alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If our insurance or indemnification coverage is not adequate to cover our potential financial exposure, our insurers dispute their obligations to provider coverage or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, we may be subject to product liability claims if the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. In addition, our business depends on the strong brand reputation we have developed; if this reputation is damaged as a result of a product liability claim, it may be difficult to maintain our pricing positions and market share with respect to our products. Therefore, an unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 8, Note 18, Commitments and Contingencies for additional details.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Within Process & Motion Control, as of March 31, 2019, we had 44 principal manufacturing, warehouse and repair facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	25	2,063,000	1,227,000
Europe	10	738,000	168,000
Asia	5	292,000	35,000
South America	2	77,000	19,000
Australia	2	—	51,000
Within Water Management, as of March 31, 2019, we had 14 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	13	707,000	725,000
Australia	1	—	27,000
We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 18, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

*                *                *

Information about our Executive Officers
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	48	President, Chief Executive Officer and Director	2009
Mark W. Peterson	47	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	53	Vice President - Rexnord Business Systems	2018
Rodney Jackson	49	Senior Vice President-Business and Corporate Development	2014
George J. Powers	52	Chief Human Resources Officer	2015
Michael D. Troutman	52	Chief Information Officer	2007
Craig G. Wehr	54	Group Executive, President - Zurn	2013
Patricia M. Whaley	60	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	52	Group Executive, President - Process & Motion Control Platform	2016
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RXN." As of May 10, 2019, there were 4 holders of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 1,000.
Dividend Policy
We did not pay any dividends on our common stock in fiscal 2019 or 2018. We currently intend to retain all future earnings attributable to Rexnord common stockholders, if any, for use in the operation of our business and to fund future growth. In addition, our preferred stock, our credit agreement and the indenture for our senior notes limit our ability to pay dividends or other distributions on our common stock. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
There were no shares repurchased in fiscal 2019.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the five-year period ended March 31, 2019. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2014 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
Rexnord Corporation	$100.00	$92.10	$69.77	$79.64	$102.42	$86.75
S&P 500 Index	$100.00	$110.44	$110.01	$126.19	$141.05	$151.38
S&P 1500 Industrials Index	$100.00	$106.23	$106.20	$124.11	$139.28	$140.55

ITEM 6. SELECTED FINANCIAL DATA.
The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. Our fiscal year is the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2019, or fiscal 2019, means the period from April 1, 2018 to March 31, 2019. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements.

(in millions, except share and per share amounts)	Year Ended March 31, 2019 (1)	Year Ended March 31, 2018 (2)	Year Ended March 31, 2017 (3)	Year Ended March 31, 2016	Year Ended March 31, 2015 (4)
Statements of Operations:
Net sales	$2,050.9	$1,851.6	$1,712.5	$1,672.2	$1,782.9
Cost of sales	1,266.1	1,145.1	1,086.1	1,062.6	1,103.1
Gross profit	784.8	706.5	626.4	609.6	679.8
Selling, general and administrative expenses	433.1	393.8	356.1	329.7	340.5
Restructuring and other similar charges	12.1	14.1	26.1	14.0	9.0
Amortization of intangible assets	34.0	32.2	41.0	55.8	53.3
Income from operations	305.6	266.4	203.2	210.1	277.0
Non-operating (expense) income:
Interest expense, net	(69.9)	(75.1)	(88.3)	(90.8)	(87.0)
Gain (loss) on the extinguishment of debt (5)	4.3	(11.9)	(7.8)	—	—
Other (expense) income, net (6)	(1.2)	7.7	0.2	(4.6)	(62.9)
Income from continuing operations before income taxes	238.8	187.1	107.3	114.7	127.1
(Provision) benefit for income taxes (7)	(53.4)	19.5	(15.6)	(27.8)	(23.4)
Equity method investment income	3.6	—	—	—	—
Net income from continuing operations	189.0	206.6	91.7	86.9	103.7
Loss from discontinued operations, net of tax (8)	(154.7)	(130.6)	(17.6)	(19.0)	(19.9)
Net income	34.3	76.0	74.1	67.9	83.8
Non-controlling interest income	—	0.1	—	—	—
Net income attributable to Rexnord	34.3	75.9	74.1	67.9	83.8
Dividends on preferred stock	(23.2)	(23.2)	(7.3)	—	—
Net income attributable to Rexnord common stockholders	$11.1	$52.7	$66.8	$67.9	$83.8

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.58	$1.76	$0.82	$0.86	$1.02
Discontinued operations	$(1.48)	$(1.26)	$(0.17)	$(0.19)	$(0.20)
Net income	$0.11	$0.51	$0.65	$0.67	$0.83
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.53	$1.69	$0.81	$0.84	$0.99
Discontinued operations	$(1.25)	$(1.07)	$(0.17)	$(0.18)	$(0.19)
Net income	$0.28	$0.62	$0.64	$0.66	$0.80
Weighted-average number of common shares outstanding (in thousands):
Basic	104,640	103,889	102,753	100,841	101,530
Effect of dilutive stock options	18,689	18,095	2,031	2,469	3,197
Diluted	123,329	121,984	104,784	103,310	104,727

Other Data:
Net cash provided by (used for):
Operating activities	$258.1	$228.5	$195.1	$219.0	$245.9
Investing activities	(53.3)	(208.8)	(264.0)	(45.2)	(177.3)
Financing activities	(116.7)	(308.8)	79.9	(56.3)	(17.4)
Depreciation and amortization of intangible assets (9)	87.9	79.7	96.1	103.4	98.8
Capital expenditures (9)	42.5	38.0	50.8	46.7	41.8

	March 31,
(in millions)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$292.5	$193.2	$464.6	$443.9	$343.8
Working capital (10)	585.9	543.5	777.8	771.7	694.6
Total assets	3,259.7	3,423.7	3,539.3	3,354.8	3,409.3
Total debt (11)	1,238.0	1,356.0	1,622.7	1,920.1	1,935.1
Stockholders’ equity	1,231.0	1,212.8	1,070.6	588.0	552.7
_______________________

(1)
Consolidated financial data as of and for the year ended March 31, 2019, reflects the acquisition of an additional 47.5% interest in Centa MP (Hong Kong) Co., Limited ("Centa China"), a joint venture in which we previously maintained a 47.5% non-controlling interest, subsequent to January 23, 2019. Prior to this transaction, we accounted for our non-controlling interest in Centa China as an equity method investment. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.

(2)
Consolidated financial data as of and for the year ended March 31, 2018 reflects the acquisition of World Dryer subsequent to October 4, 2017, and Centa subsequent to February 9, 2018. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

(3)
Consolidated financial data as of and for the year ended March 31, 2017, reflects the acquisition of Cambridge subsequent to June 1, 2016. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.

(4)
Consolidated financial data as of and for the year ended March 31, 2015, reflects the acquisition of Green Turtle Technologies subsequent to April 15, 2014, Tollok S.p.A. subsequent to October 30, 2014, and Euroflex Transmissions (India) Private Limited subsequent to January 12, 2015. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.

(5)
During fiscal 2019, we recognized a non-cash gain on the extinguishment of debt of $5.0 million in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. This gain was partially offset by the recognition of $0.7 million of accelerated amortization of debt issuance costs in connection with a $75.0 million voluntary prepayment on our term loan during fiscal 2019. During fiscal 2018, we recognized a $11.9 million loss on debt extinguishment associated with the fiscal 2018 amendment to our credit agreement, which was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with a fiscal 2017 term loan of $8.0 million. During fiscal 2017, we recognized a $7.8 million loss on debt extinguishment associated with a fiscal 2017 term loan refinancing, which was comprised of $5.4 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the prior term loan of $2.4 million. Refer to Item 8, Note 11, Long-Term Debt for additional information on debt.

(6)
Other income (expense), net for the periods indicated, consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit credits associated with our defined benefit plans and the net actuarial gains or losses in excess of the corridor recognized in connection with the remeasurement of our defined benefit plans each fiscal year. We recognized net actuarial (gains) losses in excess of the corridor of ($0.4) million, ($3.3) million, ($2.6) million, $13.0 million and $58.2 million during fiscal 2019, 2018, 2017, 2016 and 2015, respectively. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 16, Retirement Benefits for additional information.

(7)
Fiscal 2018 included a net income tax benefit associated with the remeasurement of the Company's net U.S. deferred tax liability as a result of U.S. Tax Reform. Refer to Item 8, Note 17, Income Taxes for additional information.

(8)
In fiscal 2019, we completed the sale of the VAG business within our Water Management platform. Accordingly, the results of the VAG business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Item 8, Note 4, Discontinued Operations for additional information. In fiscal 2015, we discontinued the Mill Products business within our PMC platform. Accordingly, the results of its operations have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

(9)	Amount reflects continuing operations.

(10)	Working capital represents total current assets less total current liabilities.

(11)	Total debt represents long-term debt, net of an unamortized debt issuance costs, plus the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisitions of Cambridge International Holdings Corp. ("Cambridge"), World Dryer Corporation ("World Dryer"), Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa") and Centa MP (Hong Kong) Co., Limited ("Centa China"). Our financial performance includes Cambridge subsequent to June 1, 2016, World Dryer subsequent to October 4, 2017, Centa subsequent to February 9, 2018 and Centa China subsequent to January 23, 2019, the respective date of their acquisitions. Accordingly, the discussion and analysis does not reflect the impact of Cambridge, World Dryer, Centa or Centa China transactions prior to the respective closing date.
We completed the sale of our VAG business on November 26, 2018, and, accordingly, the results of operations and financial condition associated with the VAG bushiness have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition excludes the VAG business from our Water Management platform.
You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Our fiscal year ends on March 31 of each calendar year. For example, our fiscal year 2019, or fiscal 2019, means the period from April 1, 2018 to March 31, 2019.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" in Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also "Cautionary Notice Regarding Forward-Looking Statements" found elsewhere in this report.
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
Recent Accounting Pronouncements. This section cites to the discussion of new or revised accounting pronouncements and standards in Item 8, Note 2, Significant Accounting Policies of the consolidated financial statements.
Overview of Recent Developments. This section provides a description of the recent events impacting the fiscal 2019 results of operations.
Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2019 and 2018, in each case as compared to the prior period's performance.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement requires us to comply.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2019, 2018 and 2017, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2019.
Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and foreign exchange rates.

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
Our strategy is to build the Company around global strategic platforms that participate in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines, and allow us to move into adjacent markets. Over time, we may add strategic platforms to our Company.
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
The largest component of our cost of sales is cost of materials, which represented approximately 34% of net sales in fiscal 2019. The principal materials used in our Process & Motion Control manufacturing processes, which are available from numerous sources, include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials. The next largest component of our cost of sales is direct and indirect labor, which represented approximately 13% of net sales in fiscal 2019.
Selling, General and Administrative Expenses. Selling, General and Administrative expenses primarily includes sales and marketing, finance and administration, engineering and technical services and distribution. Our major cost elements include salary and wages, fringe benefits, insurance, depreciation, advertising, travel and information technology costs.

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
In addition to the accounting policies disclosed in Item 8, Note 2, Significant Accounting Policies to the consolidated financial statements, we believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require difficult, subjective and/or complex judgments in the preparation of our consolidated financial statements.

Revenue recognition. Effective April 1, 2018, the beginning of fiscal 2019, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), under the modified retrospective transition approach. Under ASC 606, a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of our product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from our manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
When the contract provides the customer the right to return eligible products or when the customer is part of a sales rebate program, we reduce revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns and rebates associated with the transaction. These estimates are adjusted at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time.
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. We classify shipping and handling fees billed to our customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
During years prior to fiscal 2019, we recognized revenue in accordance with ASC 605, Revenue Recognition ("ASC 605"). The adoption of ASC 606 did not materially change the timing or methods in which we have historically recognized revenue.
Receivables. Receivables are stated net of allowances for doubtful accounts of $3.1 million at March 31, 2019 and $4.4 million at March 31, 2018. We evaluate the collectability of our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, General and Administrative expenses within the consolidated statements of operations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 62% and 59% of the Company’s total inventories as of March 31, 2019 and 2018 were valued using the "last-in, first-out" (LIFO) method. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $3.1 million, $4.3 million and $6.5 million, during fiscal 2019, 2018 and 2017, respectively.
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

Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually as of October 1 during the third quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist, using a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). We perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill. Our annual impairment test performed during fiscal 2019 indicated that the fair value of the Company's indefinite-lived intangible assets and reporting units significantly exceeded their carrying value; therefore, no impairment was present.
In connection with our ongoing supply chain optimization and footprint repositioning initiatives, we have taken several actions to consolidate existing manufacturing facilities and rationalize our product offerings. These actions require us to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives of such assets require adjustment. During fiscal 2019, 2018 and 2017 we recognized impairment charges associated with these fixed assets of $0.3 million, $0.8 million and $1.5 million, respectively. We did not recognize any impairment charges associated with intangible assets related to these initiatives during fiscal 2019, 2018 and 2017.
See Item 8, Note 5, Restructuring and Other Similar Charges for more information. The impairment of fixed assets and intangible assets was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Refer to Item 8, Note 13, Fair Value Measurements for additional information.
During fiscal 2018, we initiated an evaluation of strategic alternatives in relation to our former VAG business within the Water Management platform that resulted in our decision to divest the business. Accordingly, during our fourth quarter of fiscal 2018 we performed an interim assessment of the VAG reporting unit's goodwill for impairment. The fair value of the VAG reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach based on the estimated selling price of the VAG business in the then-current market environment. As a result of the then-anticipated divestiture, we recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018. Upon our Board of Directors approving our plan to sell the VAG business during fiscal 2019, the net assets of the VAG business were reclassified as held for sale in accordance with the authoritative guidance. Accordingly, during the period leading up to the disposition of VAG in the third quarter of fiscal 2019, we continuously assessed the carrying value of the net assets of the VAG business compared to the value implied by the bids we received in connection with the sale process. As a result of this assessment, prior to the disposition of the VAG business, we recorded additional non-cash impairment charges of $126.0 million to reduce the carrying value of the VAG business to its estimated fair value less costs to sell. Refer to Item 8, Note 4, Discontinued Operations for additional information.
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
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During fiscal 2019, 2018 and 2017 we recognized non-cash actuarial gains of $0.4 million, $3.3 million and $2.6 million, respectively, in connection with re-measurements of the plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16, Retirement Benefits for additional information.
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
Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("U.S. Tax Reform"). U.S. Tax Reform incorporated significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction ("DPAD"). In accordance with ASC 740, Accounting for Income Taxes ("ASC 740"), and SEC Staff Accounting Bulletin ("SAB") 118, we had reflected a provisional net income tax benefit of $66.5 million (including the VAG business) with respect to U.S. Tax Reform for fiscal 2018 based upon the current facts and circumstances and our interpretation of U.S. Tax Reform (and related available guidance) at that time. The Company has continued to review and analyze various IRS Notices, proposed regulations and other pertinent information that became available during fiscal 2019. Based upon this review and analysis, as well as updates to certain financial information, the Company has determined the net impact of U.S. Tax Reform for fiscal 2018 is a net income tax benefit of $65.9 million (including the VAG business). The $0.6 million reduction from the $66.5 million net income tax benefit originally recorded in fiscal 2018 was recorded as a discrete item in the third quarter of fiscal 2019. The Company considers the net tax benefit recorded for U.S. Tax Reform to be complete at this time.
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we have provided for interest and penalties, as applicable, and recorded such amounts as a component of the overall income tax provision. As of March 31, 2019 and 2018, our liability for unrecognized tax benefits was $21.8 million and $20.1 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses ("NOL’s"), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, and continue to maintain a partial valuation allowance against certain U.S. NOL carryforwards and other related deferred tax assets, as well as certain state NOL carryforwards. As of March 31, 2019 and 2018, valuation allowances of $32.4 and $23.0 million, respectively, were recorded against our deferred tax assets. See Item 8 Note 17, Income Taxes for additional information.
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
As noted in Item 8, Note 18, Commitments and Contingencies, certain Water Management subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2019 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements

See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.

Overview of Recent Developments

Discontinued Operations
During fiscal 2019, our Board of Directors approved a plan to sell the net assets of the VAG business that was included within our Water Management platform and focus and build our Water Management platform around our Zurn specification-grade commercial plumbing products, which represents a strategic shift that has a major impact on our operations and financial results.

As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented.

On November 26, 2018, we completed the sale of the VAG business. Net proceeds from the sale were $9.0 million and included gross proceeds of $21.5 million, less fees and VAG cash and cash equivalents included in the sale. The purchase price is subject to customary working capital and cash balance adjustments that have not been finalized with the buyer as of the date of this filing, therefore the purchase price is subject to change. The sale agreement also provides for us to receive contingent consideration of up to an additional $20.0 million based on, and subject to, the VAG business attaining Earn-out EBITDA, as defined in the sale agreement, in our fiscal years ended March 31, 2019, and ending March 31, 2020 and 2021; however, we do not anticipate that we will receive any of the $5.0 million of potential contingent consideration associated with fiscal 2019 performance, although a final determination has not been made. In connection with the completed sale of VAG, we recorded a non-cash pre-tax loss on the sale of $22.5 million, resulting primarily from the reclassification of historical foreign currency translation adjustments into the statement of operations.

The major components of the Loss from discontinued operations, net of tax associated with the VAG business presented in the consolidated statements of operations for the fiscal years ended March 31, 2019, 2018 and 2017 are included in the table below (in millions):

	Fiscal Years Ended
	March 31, 2019 (1)	March 31, 2018	March 31, 2017
Net sales	$124.3	$214.4	$205.7
Cost of sales	94.9	166.5	166.3
Selling, general and administrative expenses	35.1	56.5	57.2
Restructuring and other similar charges	—	4.7	5.5
Amortization of intangible assets	0.3	1.4	1.1
Non-cash asset impairments (2)	126.0	111.2	—
Loss on sale of discontinued operations	22.5	—	—
Other non-operating expenses, net	3.2	4.7	0.9
Loss from discontinued operations before income tax	(157.7)	(130.6)	(25.3)
Income tax benefit	3.0	—	7.7
Loss from discontinued operations, net of tax	$(154.7)	$(130.6)	$(17.6)
____________________

(1)	Results from operations in fiscal 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.

(2)
During the fourth quarter fiscal 2018, we performed an interim assessment of the VAG reporting unit's goodwill for impairment following our decision to explore strategic alternatives. The fair value of the VAG reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach based on the estimated selling price in the then-current market environment. As a result of the assessment, we recognized a non-cash goodwill impairment charge in fiscal 2018 of $111.2 million. Upon our Board of Directors' approval of our plan to sell the VAG business in the first quarter of fiscal 2019, the net assets of the VAG business were reclassified as held for sale in accordance with the authoritative guidance. Accordingly, during the period leading up to the final disposition of VAG, we continuously assessed the carrying value of the VAG net assets compared to the value estimated to be obtained in the sale process. As a result of this assessment, we recorded additional non-cash asset impairment charges in fiscal 2019 of $126.0 million.

See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Costs
During fiscal 2019, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
We recorded restructuring charges of $12.1 million, $14.1 million and $26.1 million during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. See Item 8, Note 5, Restructuring and Other Similar Costs for more information.

Results of Operations
Fiscal Year Ended March 31, 2019 Compared with the Fiscal Year Ended March 31, 2018
Net sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2019	March 31, 2018	Change	% Change
Process & Motion Control	$1,380.6	$1,241.2	$139.4	11.2%
Water Management	670.3	610.4	59.9	9.8%
Consolidated	$2,050.9	$1,851.6	$199.3	10.8%

Process & Motion Control
Process & Motion Control net sales were $1,380.6 million in fiscal 2019, up 11% year over year. Core sales increased 4% and acquisitions contributed 8%, while foreign currency translation had an unfavorable impact of 1%. The increase in core sales is the result of favorable demand trends across the majority of our served end markets.

Water Management
Water Management net sales were $670.3 million in fiscal 2019, a 10% increase year over year. Water Management core net sales increased 8% and the fiscal 2018 acquisition of World Dryer added 2% year over year.  The increase in core net sales is the result of favorable year-over-year demand trends within our nonresidential construction end markets.
Income (loss) from operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2019	March 31, 2018	Change	% Change
Process & Motion Control	$226.1	$191.3	$34.8	18.2%
% of net sales	16.4%	15.4%	1.0%
Water Management	139.7	125.7	14.0	11.1%
% of net sales	20.8%	20.6%	0.2%
Corporate	(60.2)	(50.6)	(9.6)	19.0%
Consolidated	$305.6	$266.4	$39.2	14.7%
% of net sales	14.9%	14.4%	0.5%
Process & Motion Control
Process & Motion Control income from operations for fiscal 2019 was $226.1 million, or 16.4% of net sales, as compared to $191.3 million, or 15.4% of net sales, in fiscal 2018. Income from operations as a percentage of net sales increased by 100 basis points year over year primarily due to the increase in core sales, RBS-led productivity gains, benefits from our footprint repositioning actions and a reduction in restructuring-related expense, partially offset by investments in innovation and market expansion initiatives.
Water Management
Water Management income from operations was $139.7 million in fiscal 2019, or 20.8% of net sales, compared to income from operations of $125.7 million, or 20.6% of net sales, in fiscal 2018. The 20 basis point year-over-year increase in income from operations as a percentage of net sales is primarily due to the benefits associated with incremental core sales and ongoing cost reduction and productivity initiatives that more than offset incremental investments in our innovation, market expansion, and cost reduction initiatives.
Corporate
Corporate expenses were $60.2 million in fiscal 2019 and $50.6 million in fiscal 2018. The increase in corporate expenses is primarily associated with the recognition of leased facility termination costs incurred in connection with our ongoing footprint optimization actions and higher year-over-year compensation related costs (primarily stock-based compensation) relative to fiscal 2018.

Interest expense, net
Interest expense, net was $69.9 million in fiscal 2019 compared to $75.1 million in fiscal 2018. The decrease in interest expense is a result of the impact of lower outstanding borrowings in fiscal 2019 following a $75.0 million voluntary prepayment on our term loan during fiscal 2019 and the refinancing of our then-outstanding debt during fiscal 2018. See Item 8, Note 11, Long-Term Debt for more information.
(Gain) Loss on extinguishment of debt
During fiscal 2019, we recognized a non-cash gain on the extinguishment of debt of $5.0 million in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. This gain was partially offset by the recognition of $0.7 million of accelerated amortization of debt issuance costs in connection with the $75.0 million voluntary prepayment on our term loan during fiscal 2019. During fiscal 2018, we recognized an $11.9 million loss on the debt extinguishment associated with the fiscal 2018 debt refinancing, which was comprised of $3.9 million of refinancing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $8.0 million. See Item 8, Note 11, Long-Term Debt for more information.
Other expense (income), net
Other expense, net for fiscal 2019 was $1.2 million compared to other income, net of $7.7 million in fiscal 2018. Other expense (income), net consists primarily of foreign currency transaction gains and losses, the non-service cost components of net periodic benefit credits associated with our defined benefit plans and the actuarial gains or losses recognized in the fourth quarter remeasurement of our defined benefit plans in each fiscal year. The year-over-year change is primarily driven by the reclassification of historical foreign currency translation adjustments recognized on our equity method investment in Centa China in connection with our acquisition of a controlling interest in that entity in fiscal 2019, other foreign currency transaction losses and lower year-over-year recognition of actuarial gains in connection with the fourth quarter fiscal 2019 remeasurement of our defined benefit plans.
Provision (Benefit) for income taxes
The income tax provision in fiscal 2019 was $53.4 million, or an effective tax rate of 22.4%. The effective income tax rate for fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with global intangible low-taxed income ("GILTI") and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of net tax benefits associated with foreign derived intangible income ("FDII"), the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefits associated with foreign country enacted rate reductions. The income tax benefit in fiscal 2018 was $19.5 million or an effective tax rate of (10.4)%. The income tax benefit recorded on income before income taxes was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform (including a reduction in our effective statutory federal income tax rate to 31.55% for fiscal 2018), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets and the DPAD.
Net income from continuing operations
Our net income from continuing operations for fiscal 2019 was $189.0 million, compared to net income from continuing operations of $206.6 million for fiscal 2018, as a result of the factors described above. Diluted net income per share from continuing operations was $1.53 for fiscal 2019, as compared to $1.69 per share for fiscal 2018.

Net income attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders for fiscal 2019 was $11.1 million compared to $52.7 million in fiscal 2018.  Diluted net income per share attributable to Rexnord common stockholders was $0.28 in fiscal 2019 compared to $0.62 in fiscal 2018.  As noted above, the loss from discontinued operations, net of tax, was $154.7 million in fiscal 2019 and $130.6 million in fiscal 2018. The year-over-year change in net income attributable to Rexnord common stockholders is primarily the result of the higher year-over-year loss from discontinued operations and the other factors described above.

Fiscal Year Ended March 31, 2018 Compared with the Fiscal Year Ended March 31, 2017
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	Change	% Change
Process & Motion Control	$1,241.2	$1,134.7	$106.5	9.4%
Water Management	610.4	577.8	32.6	5.6%
Consolidated	$1,851.6	$1,712.5	$139.1	8.1%
Process & Motion Control
Process & Motion Control net sales were $1,241.2 million in fiscal 2018, up 9% year over year. Excluding a 2% increase from the acquisition of Centa and a 2% favorable impact from foreign currency translation, core net sales increased 5%. The increase in core sales was the result of favorable demand trends across the majority of our served end markets.

Water Management
Water Management net sales were $610.4 million in fiscal 2018, a 6% increase year over year. Excluding a 1% increase from the acquisition of World Dryer and a 1% favorable impact from foreign currency translation, Water Management core net sales increased 4% during fiscal 2018. The year-over-year increase in core sales reflected favorable demand trends in our nonresidential construction end markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2018	March 31, 2017	Change	% Change
Process & Motion Control	$191.3	$133.0	$58.3	43.8%
% of net sales	15.4%	11.7%	3.7%
Water Management	125.7	112.3	13.4	11.9%
% of net sales	20.6%	19.4%	1.2%
Corporate	(50.6)	(42.1)	(8.5)	(20.2)%
Consolidated	$266.4	$203.2	$63.2	31.1%
% of net sales	14.4%	11.9%	2.5%
Process & Motion Control
Process & Motion Control income from operations in fiscal 2018 was $191.3 million, or 15.4% of net sales. Income from operations as a percentage of net sales increased by 370 basis points year over year primarily due to the core sales increase, RBS-led productivity gains and benefits from footprint repositioning actions and lower restructuring-related expenses year over year partially offset by higher incentive compensation accruals and incremental investments in our innovation and market expansion initiatives.  In addition, depreciation and amortization expense both declined year over year; depreciation expense decreased as a result of the fiscal 2017 accelerated depreciation associated with footprint repositioning actions and amortization expense decreased as a result of certain amortizable intangible assets reaching the end of their respective lives.
Water Management
Water Management income from operations was $125.7 million in fiscal 2018 and $112.3 million in fiscal 2017. Income from operations increased 120 basis points to 20.6% of net sales as incremental investments in our innovation and market expansion initiatives and higher incentive compensation accruals were more than offset by the benefits from core sales volume growth, ongoing cost reduction and productivity initiatives and lower restructuring expenses year over year.
Corporate
Corporate expenses were $50.6 million in fiscal 2018 and $42.1 million in fiscal 2017. The increase in corporate expenses is primarily associated with higher year-over-year compensation-related costs (primarily stock-based compensation) and increased expenses related to the completion of the fiscal 2018 acquisitions.

Interest expense, net
Interest expense, net was $75.1 million in fiscal 2018 compared to $88.3 million in fiscal 2017. The year-over-year decrease in interest expense was a result of the net reduction in overall term loan outstanding that occurred in the third quarter fiscal 2018 as well as lower outstanding borrowings during fiscal 2018 following a $195.0 million prepayment made on our term loan in the third quarter of fiscal 2017. See Item 8, Note 11, Long-Term Debt for more information.
Loss on extinguishment of debt
During fiscal 2018, the Company recognized a $11.9 million loss on the debt extinguishment associated with the fiscal 2018 debt refinancing, which was comprised of $3.9 million of refinancing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $8.0 million. During fiscal 2017, we completed a prior refinancing of our term loan facility. Upon completion of this transaction, we recognized a pre-tax loss of $7.8 million which was comprised of $5.4 million of re-financing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with previously outstanding debt of $2.4 million. See Item 8, Note 11, Long-Term Debt for more information.
Other income, net
Other income, net in fiscal 2018 was $7.7 million compared to $0.2 million in fiscal 2017. Other income, net consists primarily of foreign currency transaction gains and losses, the non-service cost components of net periodic benefit credits associated with our defined benefit plans and the actuarial gains or losses recognized in the fourth quarter remeasurement of our defined benefit plans in each fiscal year. The year over year increase in other income, net was primarily related to incremental income recognized associated with the non-service cost components of our pension plans and favorable foreign currency transaction gains in fiscal 2018 compared to fiscal 2017.
(Benefit) provision for income taxes
The income tax benefit in fiscal 2018 was $19.5 million or an effective tax rate of (10.4)%. The income tax benefit recorded on income before income taxes was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform (including a reduction in our effective statutory federal income tax rate to 31.55% for fiscal 2018), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets and the DPAD. The income tax provision in fiscal 2017 was $15.6 million or an effective tax rate of 14.5%. The provision recorded was below the then-current U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with fiscal 2017 share-based payments, the recognition of net tax benefits associated with U.S. research and development credits, the recognition of a worthless stock and bad debt deduction for U.S. income tax purposes relating to an insolvent foreign subsidiary and the recognition of excess U.S. foreign tax credits, partially offset by the recognition of income tax expense relating to various foreign income tax audits.

Net income from continuing operations
Our net income from continuing operations in fiscal 2018 was $206.6 million, compared to net income from continuing operations of $91.7 million in fiscal 2017, as a result of the factors described above. Diluted net income per share from continuing operations was $1.69 in fiscal 2018, as compared to $0.81 per share in fiscal 2017.

Net income attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders in fiscal 2018 was $52.7 million compared to $66.8 million in fiscal 2017. The year-over-year change in net income attributable to Rexnord common stockholders is primarily the result of the incremental loss from discontinued operations in fiscal 2018 and the other factors described above. The loss from discontinued operations, net of tax, was $130.6 million in fiscal 2018 and $17.6 million in fiscal 2017. Diluted net income per share attributable to Rexnord common stockholders was $0.62 in fiscal 2018 compared to $0.64 in fiscal 2017. Fiscal 2018 earnings per share of common stock also reflect the effect of dividends paid on shares of cumulative preferred stock, which were paid for all of fiscal 2018 but only part of fiscal 2017.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in "Covenant Compliance") is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common stockholders in the year ended March 31, 2019 of $11.1 million and Adjusted EBITDA for the same period of $442.8 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.22 to 1.0 at March 31, 2019). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
"Adjusted EBITDA" is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. In view of our debt level, it is also provided to aid investors in understanding our compliance with our debt covenants. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
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

The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2019 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for fiscal 2019.

(in millions)	Year Ended March 31, 2019
Net income attributable to Rexnord common stockholders	$11.1
Dividends on preferred stock	23.2
Equity method investment income	(3.6)
Income tax provision	53.4
Interest expense, net	69.9
Depreciation and amortization	87.9
EBITDA	241.9
Adjustments to EBITDA:
Loss from discontinued operations, net of tax (1)	154.7
Restructuring and other similar charges (2)	12.1
Stock-based compensation expense	22.6
LIFO expense (3)	6.7
Acquisition-related fair value adjustment	3.6
Gain on the extinguishment of debt	(4.3)
Other income, net (4)	5.5
Subtotal of adjustments to EBITDA	200.9
Adjusted EBITDA	442.8
Pro forma adjustment for acquisitions (5)	8.4
Pro forma Adjusted EBITDA	451.2
Consolidated indebtedness (6)	$1,002.2
Total net leverage ratio (7)	2.22
____________________

(1)	Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.

(2)
Restructuring and other similar charges is comprised of costs associated with workforce reductions, lease termination costs, and other facility rationalization costs.  See Item 8, Note 5, Restructuring and Other Similar Charges for more information.

(3)	Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.

(4)
Other income, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit credits associated with our defined benefit plans, gains and losses from sale of long-lived assets, actuarial gains and losses and the dividends from our equity method investments.

(5)
Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Centa China as permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2018 through January 23, 2019, the date of the Centa China acquisition. See Item 8, Note 3, Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $235.8 million (as defined by the credit agreement) at March 31, 2019.

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
As of March 31, 2019, we had $292.5 million of cash and cash equivalents and $351.3 million of additional borrowing capacity ($258.4 million of available borrowings under our revolving credit facility and $92.9 million available under our accounts receivable securitization program). As of March 31, 2019, the available borrowings under our credit facility and accounts receivable securitization were reduced by $12.7 million due to outstanding letters of credit. As of March 31, 2018, we had $193.2 million of cash and approximately $329.0 million of additional borrowing capacity ($255.7 million of available borrowings under our revolving credit facility and $73.3 million available under our accounts receivable securitization program). As of March 31, 2018, the available borrowings under our credit facility and accounts receivable securitization were reduced by $16.2 million due to outstanding letters of credit and we had $18.8 million of borrowings outstanding on our accounts receivable securitization program.
Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. We consider our resources to be adequate for expected needs.

Cash Flows
Fiscal Year Ended March 31, 2019 Compared with the Fiscal Year Ended March 31, 2018
Net cash provided by operating activities in fiscal 2019 was $258.1 million compared to $228.5 million in fiscal 2018. The increase in cash flows from operations is primarily driven by higher year-over-year operating profit on higher sales and lower year-over-year restructuring charges and cash interest, that were partially offset by incremental trade working capital.
Cash used for investing activities was $53.3 million in fiscal 2019 compared to $208.8 million in fiscal 2018. Investing activities in fiscal 2019 included $23.4 million of net cash used primarily to fund our acquisitions, including Centa China, whereas fiscal 2018 included $173.6 million of net cash used primarily to fund the World Dryer and Centa acquisitions. We invested $44.9 million in capital expenditures in fiscal 2019 compared to $40.7 million in fiscal 2018.
Cash used by financing activities was $116.7 million in fiscal 2019 compared to cash used for financing activities of $308.8 million in fiscal 2018. During fiscal 2019, we utilized a net $98.2 million for the payment of outstanding debt, consisting of a $75.0 million voluntary prepayment on our term loan and $23.2 million primarily for the payment of our securitization facility borrowing. The Company also used $23.2 million in fiscal 2019 for the payment of preferred stock dividends. These fiscal 2019 uses of cash were partially offset by the receipt of $4.7 million of net cash proceeds associated with stock option exercises. During fiscal 2018, we utilized $297.4 million of cash and proceeds from our issuance of the 4.875% Senior Notes due 2025, net of financing related costs, in connection with a refinancing, including reduction in the net amount borrowed, of the outstanding debt under our credit agreement (see Item 8, Note 11, Long-Term Debt for additional details and debt payments). In addition, we utilized $23.2 million for the payment of preferred stock dividends. These fiscal 2018 uses of cash were partially offset by the receipt of $5.8 million in connection with a sale-leaseback transaction and $6.0 million of cash proceeds associated with stock option exercises.
Fiscal Year Ended March 31, 2018 Compared with the Fiscal Year Ended March 31, 2017
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
Cash provided for financing activities was $308.8 million in fiscal 2018, as described above, compared to cash used for financing activities of $79.9 million in fiscal 2017. During fiscal 2018, we utilized $297.4 million of cash and proceeds from our issuance of the 4.875% Senior Notes due 2025, net of financing related costs, in connection with a refinancing, including reduction in the net amount borrowed, of the outstanding debt under our credit agreement. In addition, we utilized $23.2 million for the payment of preferred stock dividends. These uses of cash were partially offset by the receipt of $5.8 million in connection with a sale-leaseback transaction and $6.0 million of cash proceeds associated with stock option exercises. Cash provided by financing activities in fiscal 2017 consisted of $389.7 million of proceeds from the closing of our preferred stock issuance in the third quarter of fiscal 2017, net of underwriting discounts, commissions and other direct costs of the offering. These proceeds were partially offset by $310.7 million of net debt payments, primarily for voluntary prepayments on our term loan of $195.0 million in connection with the preferred stock issuance, as well as a voluntary prepayment of $95.0 million on our-then existing term loan during the first quarter of fiscal year 2017. Fiscal 2017 included $11.0 million of cash proceeds associated with stock option exercises, the $5.7 million settlement of the deferred acquisition payment associated with the fiscal 2015 acquisition of Tollok, and a $4.4 million payment of preferred stock dividends.

Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at March 31, 2019 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$725.0	$—	$—	$—	$725.0
4.875% Senior Notes due 2025 (2)	500.0	—	—	—	500.0
Other long-term debt (3)	24.6	1.2	5.8	2.0	15.6
Interest on long-term debt obligations (4)	353.2	63.7	124.3	123.9	41.3
Purchase commitments	177.5	167.8	8.0	1.3	0.4
Operating lease obligations	107.4	14.6	21.4	15.1	56.3
Pension and post-retirement plans (5)	95.0	9.2	33.8	52.0	See note (5)
Totals	$1,982.7	$256.5	$193.3	$194.3	$1,338.6
_______________________

(1)	Excludes an unamortized original issue discount and debt issuance costs of $6.6 million at March 31, 2019.

(2)	Excludes an unamortized original issue discount and debt issuance costs of $5.0 million at March 31, 2019.

(3)	Includes $14.0 million of financing related to the Company's participation in the New Market Tax Credit incentive program.

(4)	Interest on long-term debt obligations represents the cash interest expense using a LIBOR-based forecast.

(5)	Represents expected pension and post-retirement contributions and benefit payments to be paid directly by Rexnord. Contributions and benefit payments beyond fiscal 2025 cannot be reasonably estimated.
No provision has been made for United States federal income taxes related to approximately $162.9 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Item 8, Note 17, Income Taxes for further information.
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $21.8 million as of March 31, 2019, have been excluded from the contractual obligations table above. See Item 8, Note 17, Income Taxes for more information related to our unrecognized tax benefits. Additionally, the deferred compensation liability of $6.1 million as of March 31, 2019, has been excluded from the contractual obligations table above, as we are unable to reasonably estimate the timing of the payments or the amount by which the liability will increase over time. See Item 8, Note 16, Retirement Benefits for more information related to our deferred compensation plan.
Our pension and post-retirement benefit plans are discussed in detail in Item 8, Note 16, Retirement Benefits. The pension plans provide for monthly pension payments to eligible employees upon retirement. Other post-retirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements and other post-retirement benefits for employees at certain foreign locations. See Item 1A, Risk Factors for more information.
Indebtedness
As of March 31, 2019 we had $1,238.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2019	Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$718.4	$—	$718.4
4.875% Senior Notes due 2025 (2)	495.0	—	495.0
Other subsidiary debt	24.6	1.2	23.4
Total	$1,238.0	$1.2	$1,236.8
____________________

(1)	Includes unamortized original issue discount and debt issuance costs of $6.6 million at March 31, 2019.

(2)	Includes unamortized debt issuance costs of $5.0 million at March 31, 2019.

See Item 8, Note 11, Long-Term Debt for a description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet or non-consolidated special-purpose entities.

Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts to cover certain known foreign currency transactional risks. We also have historically entered into interest rate derivatives to manage interest rate fluctuations.
Foreign Currency Exchange Rate Risk
Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See Item 1A, Risk Factors for more information.
Approximately 29% of our sales originated outside of the United States in fiscal 2019. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2019, stockholders' equity decreased by $17.9 million from March 31, 2018 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of March 31, 2019, the result would have decreased stockholders' equity by approximately $43.1 million.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
At March 31, 2019, we had entered into certain foreign currency forward contracts. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging ("ASC 815"), and as such were marked to market through earnings. We believe that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $0.7 million increase in the fair value of foreign exchange forward contracts as of March 31, 2019.
Interest Rate Risk
We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on a portion of these debt obligations.
A portion of our indebtedness (approximately 58%) including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2019, our outstanding borrowings under the term loan facility were $718.4 million (net of $6.6 million unamortized debt issuance costs) and bore an effective interest rate of 4.49%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 0% floor) plus an applicable margin of 2.00%. The weighted-average interest rate for fiscal year 2019 was 4.30% determined as LIBOR (subject to a 0% floor) plus an applicable margin of 2.00%.
Our net income would be affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities are subject to a 0% LIBOR floor. Therefore, for every 100 basis point increase in the March 31, 2019 market interest rate would increase the annual interest expense under our term loan facility by approximately $7.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information with respect to the Company's market risk is contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements included in this Form 10-K include the accounts of Rexnord Corporation and subsidiaries (collectively, the "Company").
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2019 and 2018 and
for the years ended March 31, 2019, 2018, and 2017

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexnord Corporation and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 14, 2019 expressed an unqualified opinion thereon.
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
May 14, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on Internal Control over Financial Reporting
We have audited Rexnord Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexnord Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated May 14, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
May 14, 2019

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$292.5	$193.2
Receivables, net	334.3	314.7
Inventories	316.5	304.1
Income tax receivable	3.3	17.5
Other current assets	36.3	37.9
Current assets held for sale	—	130.3
Total current assets	982.9	997.7
Property, plant and equipment, net	383.0	396.5
Intangible assets, net	511.5	530.9
Goodwill	1,299.7	1,276.1
Other assets	82.6	114.0
Non-current assets held for sale	—	108.5
Total assets	$3,259.7	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.2	$3.9
Trade payables	191.7	189.9
Compensation and benefits	63.7	63.9
Current portion of pension and postretirement benefit obligations	3.3	4.0
Other current liabilities	137.1	127.4
Current liabilities held for sale	—	65.1
Total current liabilities	397.0	454.2

Long-term debt	1,236.8	1,352.1
Pension and postretirement benefit obligations	158.0	163.2
Deferred income taxes	125.9	149.3
Other liabilities	111.0	78.3
Non-current liabilities held for sale	—	13.8
Total liabilities	2,028.7	2,210.9

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 104,842,299 at March 31, 2019 and 104,179,037 at March 31, 2018	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at March 31, 2019 and March 31, 2018	0.0	0.0
Additional paid-in capital	1,293.5	1,277.8
Retained earnings	30.7	8.0
Accumulated other comprehensive loss	(96.6)	(74.1)
Total Rexnord stockholders' equity	1,228.6	1,212.7
Non-controlling interest	2.4	0.1
Total stockholders' equity	1,231.0	1,212.8
Total liabilities and stockholders' equity	$3,259.7	$3,423.7

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Net sales	$2,050.9	$1,851.6	$1,712.5
Cost of sales	1,266.1	1,145.1	1,086.1
Gross profit	784.8	706.5	626.4
Selling, general and administrative expenses	433.1	393.8	356.1
Restructuring and other similar charges	12.1	14.1	26.1
Amortization of intangible assets	34.0	32.2	41.0
Income from operations	305.6	266.4	203.2
Non-operating (expense) income:
Interest expense, net	(69.9)	(75.1)	(88.3)
Gain (loss) on the extinguishment of debt	4.3	(11.9)	(7.8)
Other (expense) income, net	(1.2)	7.7	0.2
Income from continuing operations before income taxes	238.8	187.1	107.3
(Provision) benefit for income taxes	(53.4)	19.5	(15.6)
Equity method investment income	3.6	—	—
Net income from continuing operations	189.0	206.6	91.7
Loss from discontinued operations, net of tax	(154.7)	(130.6)	(17.6)
Net income	34.3	76.0	74.1
Non-controlling interest income	—	0.1	—
Net income attributable to Rexnord	34.3	75.9	74.1
Dividends on preferred stock	(23.2)	(23.2)	(7.3)
Net income attributable to Rexnord common stockholders	$11.1	$52.7	$66.8

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.58	$1.76	$0.82
Discontinued operations	$(1.48)	$(1.26)	$(0.17)
Net income	$0.11	$0.51	$0.65
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.53	$1.69	$0.81
Discontinued operations	$(1.25)	$(1.07)	$(0.17)
Net income	$0.28	$0.62	$0.64
Weighted-average number of common shares outstanding (in thousands):
Basic	104,640	103,889	102,753
Effect of dilutive stock options	18,689	18,095	2,031
Diluted	123,329	121,984	104,784
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Net income attributable to Rexnord	$34.3	$75.9	$74.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17.9)	57.1	(12.8)
Net change in unrealized losses on interest rate derivatives, net of tax	4.5	5.8	7.4
Change in pension and other postretirement defined benefit plans, net of tax	(9.1)	—	7.4
Other comprehensive (loss) income, net of tax	(22.5)	62.9	2.0
Non-controlling interest income	—	0.1	—
Total comprehensive income	$11.8	$138.9	$76.1

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Preferred Stock (1)	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest (2)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2016	$1.0	$—	$856.2	$(129.6)	$(139.0)	$(0.6)	$588.0
Comprehensive income (loss):
Net income	$—	$—	$—	$74.1	$—	$—	$74.1
Foreign currency translation adjustments	—	—	—	—	(12.8)	—	(12.8)
Change in unrealized loss on interest rate derivatives, net of $4.3 million income tax expense	—	—	—	—	7.4	—	7.4
Change in pension and other postretirement defined benefit plans, net of $4.4 million income tax expense	—	—	—	—	7.4	—	7.4
Total comprehensive income	—	—	—	74.1	2.0	—	76.1
Acquisition of non-controlling interest	—	—	(0.9)	—	—	0.6	(0.3)
Preferred stock issuance, net (1)	—	—	389.7	—	—	—	389.7
Preferred stock dividends	—	—	(7.3)	—	—	—	(7.3)
Stock-based compensation expense	—	—	13.4	—	—	—	13.4
Proceeds from exercise of stock options	—	—	11.0	—	—	—	11.0
Balance at March 31, 2017	$1.0	$—	$1,262.1	$(55.5)	$(137.0)	$—	$1,070.6
Comprehensive income (loss):
Net income	$—	$—	$—	$75.9	$—	$0.1	$76.0
Foreign currency translation adjustments	—	—	—	—	57.1	—	57.1
Change in unrealized loss on interest rate derivatives, net of $3.9 million income tax expense	—	—	—	—	5.8	—	5.8
Change in pension and other postretirement defined benefit plans, net of $2.3 million income tax expense	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	75.9	62.9	0.1	138.9
Stock-based compensation expense	—	—	20.5	—	—	—	20.5
Proceeds from exercise of stock options	—	—	7.2	—	—	—	7.2
Taxes withheld and paid on employees' share-based payment awards	—	—	(1.2)	—	—	—	(1.2)
Preferred stock dividends	—	—	(10.8)	(12.4)	—	—	(23.2)
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Comprehensive income (loss):
Net income	$—	$—	$—	$34.3	$—	$—	$34.3
Foreign currency translation adjustments	—	—	—	—	(17.9)	—	(17.9)
Change in unrealized loss on interest rate derivatives, net of $1.2 million income tax expense	—	—	—	—	4.5	—	4.5
Change in pension and other postretirement defined benefit plans, net of $2.8 million income tax expense	—	—	—	—	(9.1)	—	(9.1)
Total comprehensive income	—	—	—	34.3	(22.5)	—	11.8
Acquisition of non-controlling interest	—	—	—	—	—	2.3	2.3
Stock-based compensation expense	—	—	22.6	—	—	—	22.6
Proceeds from exercise of stock options	—	—	7.9	—	—	—	7.9
Taxes withheld and paid on employees' share-based payment awards	—	—	(3.2)	—	—	—	(3.2)
Preferred stock dividends	—	—	(11.6)	(11.6)	—	—	(23.2)
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
____________________

(1)
On December 7, 2016, the Company issued 8,050,000 depositary shares, each of which represents a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. Shares of Series A Preferred Stock have a par value of $0.01 per share.

(2)
Represents a 49% non-controlling interest in a Water Management joint venture at the start of fiscal 2017. During the first quarter of fiscal 2017, the Company acquired the remaining non-controlling interest for a cash purchase price of $0.3 million. During fiscal 2018, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries. During fiscal 2019, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries and a 5% non-controlling interest in another Process & Motion Control joint venture relationship. Refer to Note 3, Acquisitions for further detail.

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Operating activities
Net income	$34.3	$76.0	$74.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58.0	56.1	63.3
Amortization of intangible assets	34.3	33.6	42.1
Amortization of deferred financing costs	1.5	1.9	2.4
Non-cash discontinued operations asset impairment	126.0	111.2	—
Non-cash loss on sale of discontinued operations	22.5	—	—
Non-cash asset impairment	0.3	0.8	1.5
Loss on dispositions of property, plant and equipment	0.5	0.9	0.2
Deferred income taxes	(27.5)	(77.5)	(18.4)
Actuarial gain on pension and post retirement benefit obligations	(0.4)	(3.3)	(2.6)
Other non-cash charges (credits)	6.1	2.3	(1.0)
(Gain) loss on extinguishment of debt	(4.3)	11.9	7.8
Stock-based compensation expense	22.6	20.5	13.4
Changes in operating assets and liabilities:
Receivables	(29.8)	(31.0)	(5.8)
Inventories	(24.7)	11.5	22.5
Other assets	4.1	(16.6)	(9.2)
Accounts payable	(1.3)	13.0	(5.3)
Accruals and other	35.9	17.2	10.1
Cash provided by operating activities	258.1	228.5	195.1

Investing activities
Expenditures for property, plant and equipment	(44.9)	(40.7)	(54.5)
Acquisitions, net of cash acquired	(23.4)	(173.6)	(213.7)
Proceeds from dispositions of long-lived assets	4.7	5.5	4.2
Cash dividend from equity method investment	1.3	—	—
Net proceeds from divestiture of discontinued operations	9.0	—	—
Cash used for investing activities	(53.3)	(208.8)	(264.0)

Financing activities
Proceeds from borrowings of debt	270.8	1,529.8	1,606.4
Repayments of debt	(369.0)	(1,816.2)	(1,905.3)
Payment of debt issuance costs	—	(11.0)	(11.8)
Deferred acquisition payment	—	—	(5.7)
Proceeds from issuance of preferred stock, net of direct offering costs	—	—	389.7
Payment of preferred stock dividends	(23.2)	(23.2)	(4.4)
Proceeds from exercise of stock options	7.9	7.2	11.0
Taxes withheld and paid on employees' share-based payment awards	(3.2)	(1.2)	—
Proceeds from financing lease obligations	—	5.8	—
Cash (used for) provided by financing activities	(116.7)	(308.8)	79.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13.2)	16.6	(5.5)
Increase (decrease) in cash, cash equivalents and restricted cash	74.9	(272.5)	5.5
Cash, cash equivalents and restricted cash at beginning of period	217.6	490.1	484.6
Cash, cash equivalents and restricted cash at end of period	$292.5	$217.6	$490.1

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2019

1. Basis of Presentation and Description of Business
The consolidated financial statements included herein have been prepared by Rexnord Corporation ("Rexnord" or the "Company"), in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.
The Company
Rexnord is a growth-oriented, multi-platform industrial company with what it believes to be leading market shares and highly-trusted brands that serve a diverse array of global end markets. The Company's heritage of innovation and specification have allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and its Rexnord Business System ("RBS") is the operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business. The Company currently operates its business in two platforms - Process & Motion Control and Water Management.
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
The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. During fiscal 2019, the Company sold the net assets of the VAG business included within the Water Management platform. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented. See Note 4, Discontinued Operations for additional information.
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
Revenue Recognition
Effective April 1, 2018, the beginning of fiscal 2019, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), under the modified retrospective method. The modified retrospective approach recognizes any changes as of the beginning of the year of initial application (i.e., as of April 1, 2018) through retained earnings, with no restatement of comparative periods. See Note 6, Revenue Recognition for the Company's policy for recognizing revenue under ASC 606 as well as the various other disclosures required by ASC 606.
Prior to fiscal year 2019, net sales were recorded upon transfer of title and risk of product loss to the customer. Net sales relating to any particular shipment are based upon the amount invoiced for the delivered goods less estimated future rebate payments and sales returns which are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Other than a standard product warranty, there are no other significant post-shipment obligations.

Stock-Based Compensation
The Company accounts for stock based compensation in accordance with ASC 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s equity plans in Note 15, Stock-Based Compensation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.
Receivables
Receivables are stated net of allowances for doubtful accounts of $3.1 million at March 31, 2019 and $4.4 million at March 31, 2018. The Company evaluates the collectability of its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
The Company’s largest customer accounted for 8.6%, 9.2% and 9.4% of consolidated net sales for the years ended March 31, 2019, 2018 and 2017, respectively. Receivables related to this customer at March 31, 2019 and 2018 were $7.5 million and $8.5 million, respectively.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 62% and 59% at March 31, 2019 and 2018, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $3.1 million, $4.3 million and $6.5 million, during fiscal 2019, 2018 and 2017, respectively.
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Where appropriate, the depreciable lives of certain assets may be adjusted to reflect a change in the use of those assets, or depreciation may be accelerated in the case of an eventual asset disposal. The Company recognized accelerated depreciation of $3.9 million, $2.3 million, and $9.6 million during fiscal 2019, 2018, and 2017, respectively. Accelerated depreciation is recorded within Cost of sales in the consolidated statements of operations. Maintenance and repair costs are expensed as incurred.
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

Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company recognized impairment charges in the amount of $0.3 million, $0.8 million and $1.5 million in fiscal 2019, 2018, and 2017, respectively. The impairment was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate.  Actual results could vary from these estimates. Refer to Note 13, Fair Value Measurements for additional information.
Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Balance at beginning of period	$7.7	$6.2	$5.5
Acquired obligations	—	1.4	0.4
Charged to operations	1.9	4.1	3.2
Claims settled	(2.4)	(4.0)	(2.9)
Balance at end of period	$7.2	$7.7	$6.2
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes ("ASC 740"). Deferred income taxes are provided for future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other applicable carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the date of enactment.
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
See Note 17, Income Taxes for additional information.
Per Share Data
Basic net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed by dividing net income from continuing operations and loss from discontinued operations attributable to Rexnord common stockholders, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive. Additionally, following the issuance of the 5.75% Series A Mandatory Convertible Preferred Stock ("Series A Preferred Stock") in fiscal 2017, the Company’s diluted net income per share is computed using the "if-converted" method. The "if-converted" method is utilized only when such calculation is dilutive to earnings per share using the treasury stock method. Under the "if-converted" method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock have been converted into shares of the Company’s common stock as of the beginning of the respective period, and therefore no dividends are provided to holders of the Series A Preferred Stock.
The computation for diluted net income per share for the fiscal years ended March 31, 2019, 2018 and 2017 excludes 1.0 million, 2.6 million and 4.6 million shares due to their anti-dilutive effects, respectively. Additionally, during the fiscal year ended March 31, 2017, the computation of diluted net income per share does not include shares of preferred stock that are convertible into a weighted average of 5.8 million shares of common stock due to their anti-dilutive effects.
The following table presents the basis for income per share computations (in millions, except share amounts, which are in thousands):

	Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Basic net (loss) income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$189.0	$206.6	$91.7
Less: Non-controlling interest income	—	0.1	—
Less: Dividends on preferred stock	23.2	23.2	7.3
Net income from continuing operations attributable to Rexnord common stockholders	$165.8	$183.3	$84.4

Loss from discontinued operations, net of tax	$(154.7)	$(130.6)	$(17.6)

Net income attributable to Rexnord common stockholders	$11.1	$52.7	$66.8

Denominator:
Weighted-average common shares outstanding, basic	104,640	103,889	102,753

Diluted net (loss) income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$189.0	$206.6	$91.7
Less: Non-controlling interest income	—	0.1	—
Less: Dividends on preferred stock (1)	—	—	7.3
Net income from continuing operations attributable to Rexnord common stockholders	$189.0	$206.5	$84.4

Loss from discontinued operations, net of tax	$(154.7)	$(130.6)	$(17.6)

Net income attributable to Rexnord common stockholders	11.1	52.7	66.8
Plus: Dividends on preferred stock (1)	23.2	23.2	—
Net income attributable to Rexnord common stockholders	$34.3	$75.9	$66.8

Denominator:
Weighted-average common shares outstanding, basic	104,640	103,889	102,753
Effect of dilutive equity awards	2,710	2,110	2,031
Preferred stock under the "if-converted" method	15,979	15,985	—
Weighted-average common shares outstanding, diluted	123,329	121,984	104,784
____________________
(1) The "if-converted" method was dilutive for the fiscal years ended March 31, 2019 and 2018.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the fiscal years ending March 31, 2019, 2018 and 2017 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2016	$(16.9)	$(86.5)	$(35.6)	$(139.0)
Other comprehensive income (loss) before reclassifications	1.1	(12.8)	9.2	(2.5)
Amounts reclassified from accumulated other comprehensive income (loss)	6.3	—	(1.8)	4.5
Net current period other comprehensive income (loss)	7.4	(12.8)	7.4	2.0
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)
Other comprehensive income before reclassifications	—	57.1	1.4	58.5
Amounts reclassified from accumulated other comprehensive income (loss)	5.8	—	(1.4)	4.4
Net current period other comprehensive income	5.8	57.1	—	62.9
Balance at March 31, 2018	$(3.7)	$(42.2)	$(28.2)	$(74.1)
Other comprehensive income before reclassifications	—	(39.4)	(8.5)	(47.9)
Amounts reclassified from accumulated other comprehensive income (loss)	4.5	21.5	(0.6)	25.4
Net current period other comprehensive income (loss)	4.5	(17.9)	(9.1)	(22.5)
Balance at March 31, 2019	$0.8	$(60.1)	$(37.3)	$(96.6)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the fiscal years ending March 31, 2019, 2018 and 2017 (in millions):

Pension and postretirement plans	Year Ending March 31, 2019	Year Ending March 31, 2018	Year Ending March 31, 2017	Income Statement Line Item
Amortization of prior service credit	$(1.5)	$(1.9)	$(1.9)	Other expense (income), net
Lump Sum Settlement	0.6	—	—	Other expense (income), net
Curtailment	—	(0.3)	(1.0)	Other expense (income), net
Provision for income taxes	0.3	0.8	1.1
Total, net of income taxes	$(0.6)	$(1.4)	$(1.8)

Interest rate derivatives
Net realized losses on interest rate derivatives	$5.7	$9.7	$10.2	Interest expense, net
Benefit for income taxes	(1.2)	(3.9)	(3.9)
Total, net of income taxes	$4.5	$5.8	$6.3

Foreign Currency Translation
Reclassification on sale of business	$19.7	$—	$—	Loss from discontinued operations, net of tax
Reclassification on acquisition of equity method investment	1.8	—	—	Other expense (income), net
Total	$21.5	$—	$—
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
For the derivative instruments designated and qualifying as effective hedging instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities ("ASC 815"), the changes in the fair value of the effective portion of the instrument are recognized in accumulated other comprehensive loss whereas any changes in the fair value of a derivative instrument that is not designated or does not qualify as an effective hedge are recorded in other non-operating expense. See Note 12, Derivative Financial Instruments for further information regarding the classification and accounting of such instruments.

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
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. The Company periodically enters into foreign currency forward contracts to mitigate foreign currency volatility on certain intercompany and external cash flows expected to occur. See Note 12, Derivative Financial Instruments for additional information. Currency transaction losses are included in other expense (income), net in the consolidated statements of operations and totaled $1.9 million, $0.2 million and $3.6 million for the years ended March 31, 2019, 2018 and 2017, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $11.9 million, $10.7 million, and $9.1 million for the years ended March 31, 2019, 2018 and 2017, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and for the years ended March 31, 2019, 2018 and 2017 amounted to the following (in millions):

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Research and development costs	$16.3	$13.3	$10.4
Engineering costs	25.4	22.5	24.6
Total	$41.7	$35.8	$35.0
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements in ASC 820, Fair Value Measurement ("ASC 820"). ASU 2018-13 is effective for the Company in fiscal 2020. Amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon the effective date. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which gives entities the option to reclassify from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 if effective for the Company's fiscal 2020 and interim periods included therein, and is to be applied either in the period of adoption or on a retrospective basis to each period affected. The Company is currently evaluating the impact of this guidance and has not determined whether it will elect to reclassify stranded amounts; however, the adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. The Company adopted ASU 2017-07 on April 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from "Cost of sales" and "Selling, general and administrative expenses" to "Other expense (income), net" in the consolidated statements of operations. As a result, prior period amounts impacted have been revised accordingly. The adoption of ASU 2017-07 resulted in the reclassification of $2.5 million and $2.2 million of net periodic benefit credits previously recorded within "Costs of sales" and $0.7 million and zero of net periodic benefit credits previously recorded within "Selling, general and administrative expenses," to "Other income, net" on the consolidated statements of operations for the years ended March 31, 2018 and 2017, respectively. The adoption also resulted in a reclassification of $3.3 million and $2.6 million of actuarial gains on pension and postretirement obligations to "Other income, net" which was previously recorded within "Actuarial (gain) loss on pension and postretirement benefit obligations," on the consolidated statements of operations for the years ended March 31, 2018 and 2017, respectively.
In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02''), which requires lessees to recognize lease assets and lease liabilities for all leases on the balance sheets. ASU 2016-02 is effective beginning for the Company's fiscal 2020 and interim periods included within. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides a transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition method, comparative periods would continue to be reported in accordance with historical ASC 840 lease accounting guidance. The Company plans to adopt this standard using this transition method and will not restate comparative periods. The Company additionally plans to elect the package of practical expedients that allows the Company's determination of whether a lease exists, whether initial direct costs exist, and the determination of lease classification under historical ASC 840 lease guidance to be carried forward in transition to ASC 842, as well as the practical expedient to combine lease and non-lease components for all asset classes. The Company has made a policy election not to capitalize leases with an initial term of 12 months or less.
While the assessment of the impact this new standard will have on the consolidated financial statements is ongoing, the Company expects the adoption of the new standard to result in the recording of additional lease assets and liabilities of approximately $65 million to $75 million as of April 1, 2019, and does not expect the cumulative-effect adjustment to the opening balance to be material due to the package of practical expedients elected. The Company does not anticipate that the standard will have a material impact on its consolidated net earnings or statement of cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 superseded most of the existing revenue recognition guidance. The Company adopted ASU 2014-09 effective April 1, 2018, using the modified retrospective method. The modified retrospective transition method recognizes any changes as of the beginning of the year of initial application (i.e., as of April 1, 2018) through retained earnings, with no restatement of comparative periods. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. See more information related to the adoption of ASU 2014-09 within Note 6, Revenue Recognition.
3. Acquisitions
Fiscal Year 2019
On January 23, 2019, the Company acquired an additional 47.5% interest in Centa MP (Hong Kong) Co., Limited ("Centa China"), a joint venture in which the Company previously maintained a 47.5% non-controlling interest, for $21.4 million, net of cash held by the former joint venture. The acquisition of the additional interest in Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within the Company's

Process & Motion Control platform, provides the Company with the opportunity to expand its product offerings within its Asia Pacific end markets. Prior to this transaction, the Company accounted for its non-controlling interest in Centa China as an equity method investment. The acquisition of the additional 47.5% interest was considered to be an acquisition achieved in stages, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including (i) the price negotiated with the selling shareholder for the 47.5% equity interest in Centa China, (ii) an income valuation model (discounted cash flow), and (iii) current trading multiples for comparable companies. Based on this analysis, the Company recognized a $0.2 million gain on the remeasurement of the previously held equity method investment. In addition, in accordance with the authoritative guidance, the Company reclassified the historical foreign currency translation adjustments associated with the equity method investment into the statement of operations, which resulted in the recognition of a $1.8 million loss within other (expense) income, net, on the consolidated statements of operations for fiscal 2019. The preliminary purchase price for this business combination is estimated as follows (in millions):

Fair value of consideration transferred:
Cash paid, net of cash acquired	$21.4
Other items to be allocated to identifiable assets acquired and liabilities assumed
Book value of investment in Centa China at the acquisition date	21.8
Gain recognized from step acquisition	0.2
Fair value of remaining non-controlling interest	2.3
Total	$45.7
The Company allocated the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation associated with this acquisition resulted in non-tax deductible goodwill of $20.1 million, other intangible assets of $18.9 million (including tradenames of $1.3 million and $17.6 million of customer relationships), $8.9 million of trade working capital and other net liabilities of $2.2 million. The Company is continuing to evaluate the initial purchase price allocations primarily related to the fair values assigned to intangible assets as well as the finalization of the related income tax analysis for this acquisition, which will be completed within the one year period following the acquisition date.
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2019 have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
On September 24, 2018, the Company acquired certain assets associated with the design and distribution of various roof drains, spouts and flow sensors for institutional, commercial and industrial buildings for $2.0 million. The acquisition of these assets added complementary product lines to the Company's existing Water Management platform and was accounted for as a business combination. This acquisition did not materially affect the Company's consolidated statements of operations or financial position.
Fiscal Year 2018
On February 9, 2018, the Company acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. The purchase price was $129.7 million plus assumed debt. The purchase price is comprised of $123.6 million paid at closing and $6.1 million of deferred purchase price payable in fiscal 2020. Cash payments made after the acquisition date are settled in Euros based on prevailing exchange rates at the time of payment. Centa, headquartered in Haan, Germany, added complementary product lines to the Company's existing Process & Motion Control platform.
On October 4, 2017, the Company acquired World Dryer Corporation ("World Dryer") for a cash purchase price of $50.0 million, excluding transaction costs and net of cash acquired. World Dryer is a leading global manufacturer of commercial electric hand dryers. This acquisition added complementary product lines to the Company's existing Water Management platform.
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2018 have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
The fiscal 2018 acquisitions were accounted for as business combinations and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations, which were finalized during the fourth quarter of fiscal 2019, were adjusted during fiscal 2019 primarily in connection with determining the fair value of fixed assets acquired and acquisition date trade working capital. The purchase price allocation associated with the fiscal 2018 acquisitions resulted in non-tax deductible goodwill of $63.5 million, other intangible assets of $44.9 million (includes tradenames of $9.9 million, $29.4 million of customer relationships and $5.6 million of patents), $37.5 million of trade working capital, $52.7 million of fixed assets, $16.6 million of long-term debt and other net liabilities of $2.3 million.
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

4. Discontinued Operations
During fiscal 2019, the Company's Board of Directors approved a plan to sell the net assets of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results.
On November 26, 2018, the Company completed the sale of the VAG business. Net proceeds from the sale were $9.0 million and included gross proceeds of $21.5 million, less fees and VAG cash and cash equivalents included in the sale. The purchase price is subject to customary working capital and cash balance adjustments that have not been finalized with the buyer as of the date of this filing, therefore, the purchase price is subject to change. The sale agreement also provides for the Company to receive contingent consideration of up to an additional $20.0 million based on, and subject to, the VAG business attainment of Earn-out EBITDA, as defined in the sale agreement, in the Company’s fiscal years ended March 31, 2019, and ending March 31, 2020 and 2021; however, the Company does not anticipate it will receive the $5.0 million of potential contingent consideration associated with fiscal 2019 performance, although a final determination has not been made. In connection with the completed sale of VAG, Company recorded a non-cash pre-tax loss on the sale of VAG of $22.5 million during fiscal 2019 resulting primarily from the reclassification of historical foreign currency translation adjustments into the statement of operations.
The major components of the Loss from discontinued operations, net of tax associated with the VAG business presented in the consolidated statements of operations during the fiscal years ended March 31, 2019, 2018 and 2017 are included in the table below (in millions):

	Fiscal Years Ended
	March 31, 2019 (1)	March 31, 2018	March 31, 2017
Net sales	$124.3	$214.4	$205.7
Cost of sales	94.9	166.5	166.3
Selling, general and administrative expenses	35.1	56.5	57.2
Restructuring and other similar charges	—	4.7	5.5
Amortization of intangible assets	0.3	1.4	1.1
Non-cash asset impairments (2)	126.0	111.2	—
Loss on sale of discontinued operations	22.5	—	—
Other non-operating expenses, net	3.2	4.7	0.9
Loss from discontinued operations before income tax	(157.7)	(130.6)	(25.3)
Income tax benefit	3.0	—	7.7
Loss from discontinued operations, net of tax	$(154.7)	$(130.6)	$(17.6)
____________________

(1)	Results from operations in fiscal 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.

(2)
During the fourth quarter of fiscal 2018, the Company performed an interim assessment of the VAG reporting unit's goodwill for impairment following the Company’s decision to explore strategic alternatives. The fair value of the VAG reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach based on the estimated selling price in the then-current market environment. As a result of the assessment, the Company recognized a non-cash goodwill impairment charge in fiscal 2018 of $111.2 million. Upon the Company’s Board of Directors approving management’s plan to sell the VAG business in the first quarter of fiscal 2019, the net assets of the VAG business were reclassified as held for sale in accordance with the authoritative guidance. Accordingly, during the period leading up to the final disposition of VAG, the Company continuously assessed the carrying value of the net assets of the VAG business compared to the value expected to be obtained in the sale process. As a result of this assessment, the Company recorded additional non-cash asset impairment charges in fiscal 2019 of $126.0 million.

The carrying amounts of major classes of assets and liabilities associated with the VAG business included as part of discontinued operations presented in the consolidated balance sheet as of March 31, 2018 are as follows (in millions):

March 31, 2018
Assets
Cash and cash equivalents	$24.4
Receivables, net	58.5
Inventories	40.7
Other current assets	6.7
Total current assets held for sale	$130.3

Property, plant and equipment, net	$59.9
Intangible assets, net	46.6
Other assets	2.0
Total non-current assets held for sale	$108.5

Liabilities
Trade payables	$36.1
Compensation and benefits	6.1
Other current liabilities	22.9
Total current liabilities held for sale	$65.1

Deferred income taxes	$7.3
Other liabilities	6.5
Total non-current liabilities held for sale	$13.8
The consolidated statements of cash flows for the current and prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Depreciation	$4.1	$8.6	$8.2
Amortization of intangible assets	0.3	1.4	1.1
Non-cash discontinued operations asset impairments	126.0	111.2	—
Non-cash loss on sale of discontinued operations	22.5	—	—
Stock-based compensation	—	0.5	0.3
Capital expenditures	2.4	2.7	3.7
Net proceeds from divestiture of discontinued operations	9.0	—	—

5. Restructuring and Other Similar Charges
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
The following table summarizes the Company's restructuring and other similar costs incurred during the years ended March 31, 2019, 2018 and 2017 by classification of operating segment (in millions):

	Year Ended March 31, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.6	$0.9	$0.6	$7.1
Asset impairment charges (1)	0.3	—	—	0.3
Contract termination and other associated costs	2.0	0.3	2.4	4.7
Total restructuring and other similar costs	$7.9	$1.2	$3.0	$12.1

	Year Ended March 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$4.6	$0.6	$—	$5.2
Asset impairment charges (1)	0.8	—	—	0.8
Contract termination and other associated costs	7.9	0.2	—	8.1
Total restructuring and other similar costs	$13.3	$0.8	$—	$14.1

	Year Ended March 31, 2017
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$16.5	$1.5	$—	$18.0
Asset impairment charges (1)	1.5	$—	$—	1.5
Contract termination and other associated costs	5.4	1.2	—	6.6
Total restructuring and other similar costs	$23.4	$2.7	$—	$26.1

	Restructuring Costs To-date (Period from April 1, 2011 to March 31, 2019)
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$54.5	$8.1	$2.6	$65.2
Asset impairment charges	3.6	—	—	3.6
Contract termination and other associated costs	19.7	4.4	2.4	26.5
Total restructuring and other similar costs	$77.8	$12.5	$5.0	$95.3
____________________

(1)
In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The impairment charges associated with these assets recognized during fiscal 2019, 2018 and 2017 were determined utilizing independent appraisals of the assets and were classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13, Fair Value Measurements for additional information.

The following table summarizes the activity in the Company's accrual for restructuring and other similar costs for the fiscal years ended March 31, 2019 and 2018 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued Restructuring Costs, March 31, 2017 (2)	$10.8	$—	$—	$10.8
Charges	5.2	0.8	8.1	14.1
Cash payments	(13.7)	—	(7.8)	(21.5)
Non-cash charges	—	(0.8)	—	(0.8)
Accrued Restructuring Costs, March 31, 2018 (2)	$2.3	$—	$0.3	$2.6
Charges	7.1	0.3	4.7	12.1
Cash payments	(7.0)	—	(3.1)	(10.1)
Non-cash charges	—	(0.3)	—	(0.3)
Accrued Restructuring Costs, March 31, 2019 (2)	$2.4	$—	$1.9	$4.3
____________________

(2)	The restructuring accrual is included in Other current liabilities on the consolidated balance sheets.

6. Revenue Recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of the Company's product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company's manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
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
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations.
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following table presents our revenue disaggregated by customer type and geography (in millions):

	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Original equipment manufacturers/end users	$768.5	$690.5	$594.6
Maintenance, repair, and operations	612.1	550.7	540.1
Total Process & Motion Control	$1,380.6	$1,241.2	$1,134.7

Water safety, quality, flow control and conservation	$624.4	$566.9	$538.9
Water infrastructure	45.9	43.5	38.9
Total Water Management	$670.3	$610.4	$577.8

	Year Ended March 31, 2019		Year Ended March 31, 2018		Year Ended March 31, 2017
	Process & Motion Control	Water Management	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$898.7	$654.5	$848.3	$598.4	$795.0	$568.2
Europe	327.5	—	255.5	—	218.9	—
Rest of world	154.4	15.8	137.4	12.0	120.8	9.6
Total	$1,380.6	$670.3	$1,241.2	$610.4	$1,134.7	$577.8
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
The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets are recognized in Other current liabilities and Receivables, net, respectively, in the Company's consolidated balance sheets.
The following table presents changes in the Company’s contract assets and liabilities during the year ended March 31, 2019 (in millions):

	Balance Sheet Classification	March 31, 2018	Additions	Deductions	March 31, 2019
Contract Assets	Receivables, net	$0.7	$3.7	$(1.8)	$2.6
Contract Liabilities (1)	Other current liabilities	$3.2	$15.3	$(13.4)	$5.1
____________________

(1)	Contract liabilities are reduced when revenue is recognized.
Backlog
The Company has backlog of $372.5 million and $329.9 million as of March 31, 2019 and March 31, 2018, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 94% of the backlog as revenue in fiscal 2020 and the remaining 6% in fiscal 2021 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of March 31, 2019, the contract assets capitalized, as well as amortization recognized in fiscal 2019, are not significant and there have been no impairment losses recognized.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31,
	2019	2018
Finished goods	$147.3	$134.2
Work in progress	39.8	35.2
Purchased components	76.7	76.0
Raw materials	53.9	53.2
Inventories at First-in, First-Out ("FIFO") cost	317.7	298.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(1.2)	5.5
	$316.5	$304.1

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	March 31,
	2019	2018
Land	$25.7	$30.6
Buildings and improvements	227.5	229.9
Machinery and equipment	350.9	370.5
Hardware and software	64.4	62.6
Construction in-progress	27.9	35.6
	696.4	729.2
Less accumulated depreciation	(313.4)	(332.7)
	$383.0	$396.5
9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended March 31, 2019 and 2018 by operating segment, consisted of the following (in millions):

	Goodwill
	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2017	$1,068.8	$147.7	$1,216.5
Acquisitions (1)	29.5	25.7	55.2
Currency translation adjustments	4.2	0.2	4.4
Net carrying amount as of March 31, 2018	$1,102.5	$173.6	$1,276.1
Acquisitions (1)	20.1	1.2	21.3
Purchase accounting adjustments	8.1	0.2	8.3
Currency translation adjustments	(5.5)	(0.5)	(6.0)
Net carrying amount as of March 31, 2019	$1,125.2	$174.5	$1,299.7
______________________

(1)	Refer to Note 3, Acquisitions for additional information regarding acquisitions.
Total cumulative goodwill impairment charges as of March 31, 2019 and 2018 was $434.6 million.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2019 and March 31, 2018 consisted of the following (in millions):

		March 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$50.9	$(39.8)	$11.1
Customer relationships (including distribution network)	13 years	713.5	(523.1)	190.4
Tradenames	13 years	40.4	(11.3)	29.1
Intangible assets not subject to amortization - trademarks and tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,085.7	$(574.2)	$511.5

		March 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.3	$(38.4)	$12.9
Customer relationships (including distribution network)	13 years	700.3	(494.8)	205.5
Tradenames	13 years	40.1	(8.5)	31.6
Intangible assets not subject to amortization - trademarks and tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,072.6	$(541.7)	$530.9
Intangible asset amortization expense totaled $34.0 million, $32.2 million and $41.0 million for the years ended March 31, 2019, 2018 and 2017, respectively. Tradenames, and customer relationships acquired during fiscal 2019 were assigned a weighted-average useful life of 15 years and 18 years, respectively. Patents, tradenames, and customer relationships acquired during fiscal 2018 were assigned a weighted-average useful life of 14 years, 14 years, and 15 years, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $34.6 million in fiscal year 2020, $33.5 million in fiscal year 2021, $29.2 million in fiscal year 2022, $14.9 million in fiscal year 2023, and $14.1 million in fiscal year 2024.
The Company evaluates the carrying value of goodwill annually as of October 1 during the third quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist. The Company completed the testing of indefinite-lived intangible assets (tradenames) and goodwill for impairment as of October 1, 2018, using primarily an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite-lived intangible assets and all reporting units exceeded their carrying value; therefore, no impairment was present.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2019	March 31, 2018
Contract liabilities	$5.1	$3.2
Sales rebates	35.3	26.8
Commissions	6.8	6.1
Restructuring and other similar charges (1)	4.3	2.6
Product warranty (2)	7.2	7.7
Risk management (3)	10.5	10.1
Legal and environmental	2.6	3.4
Taxes, other than income taxes	7.8	8.0
Income taxes payable	20.3	19.4
Interest payable	7.7	8.7
Other	29.5	31.4
	$137.1	$127.4
___________________

(1)	See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2019	March 31, 2018
Term loans (1)	$718.4	$791.5
4.875% Senior Notes due 2025 (2)	495.0	494.2
Securitization facility borrowings (3)	—	18.3
Other subsidiary debt (4)	24.6	52.0
Total	1,238.0	1,356.0
Less current maturities	1.2	3.9
Long-term debt	$1,236.8	$1,352.1
____________________

(1)	Includes unamortized debt issuance costs of $6.6 million and $8.5 million at March 31, 2019 and March 31, 2018, respectively.

(2)	Includes unamortized debt issuance costs of $5.0 million and $5.8 million at March 31, 2019 and March 31, 2018, respectively.

(3)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.

(4)	Includes unamortized debt issuance costs of $0.5 million at March 31, 2018.
Senior Secured Credit Facility
At March 31, 2019, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the "Credit Agreement") is funded by a syndicate of banks and other financial institutions and provides for (i) an $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility. As of March 31, 2019, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.2 to 1.0 as of March 31, 2019.
Term Debt
On December 7, 2017, the Company entered into an Incremental Assumption Agreement (the "Fiscal 2018 Amendment") with a syndicate of banks and other financial institutions, relating to the Credit Agreement. The Credit Agreement had included a $1,606.4 million term loan facility (the "Fiscal 2017 Term Loan"). The Fiscal 2018 Amendment provided for a new term loan in the aggregate principal amount of $800.0 million (the "Fiscal 2018 Term Loan"). The proceeds of the Fiscal 2018 Term Loan were used, along with cash on hand and the $500.0 million of proceeds from the Company’s issuance of the Notes (as defined below), to refinance and reduce the aggregate principal amount of the Fiscal 2017 Term Loan.
The Fiscal 2018 Term Loan has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. The borrowings under the Fiscal 2018 Term Loan bear interest at either (i) London Interbank Offered Rate ("LIBOR") (subject to a 0% floor) plus an applicable margin of 2.25% or at an alternative base rate plus an applicable margin of 1.25%, or (ii) if the borrowers have received a corporate rating equal to or higher than Ba3 (with at least a stable outlook) by Moody’s and BB- (with at least a stable outlook) by S&P, LIBOR (subject to a 0% floor) plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00%. During August 2018, the Company met the required rating of the Credit Agreement allowing the applicable margin under the Fiscal 2018 Term Loan to be reduced from 2.25% to 2.00% going forward. At March 31, 2019, the borrowings under the Fiscal 2018 Term Loan had a weighted-average effective interest rate of 4.49%. The weighted-average interest rate for the Fiscal 2018 Term Loan for fiscal year 2019 was 4.30%, determined as LIBOR (subject to a 0% floor) plus an applicable margin of 2.00%.
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
On January 9, 2019, the Company made a voluntary prepayment on its Term Loan of $75.0 million. In connection with this prepayment, the Company recognized a $0.7 million loss on debt extinguishment to write off a portion of the unamortized debt issuance costs.
Revolving Credit Facility
The Credit Agreement, as amended in fiscal 2017, included a $265.0 million revolving credit facility. In connection with the Fiscal 2018 Amendment, the aggregate amount of the revolving credit facility commitments was reduced to $264.0 million, and the maturity date of the revolving facility was extended to March 15, 2023. In connection with the Fiscal 2018 Amendment, the Company capitalized $0.2 million of transaction related costs which are being recognized as interest expense over the remaining tenure of the amended facility.
For revolving commitments, the Company's applicable margin above the base rate is 2.00% in the case of ABR borrowings and 3.00% in the case of Eurocurrency borrowings, subject to a net first lien leverage test. In the event the Company's net first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's net first lien leverage ratio was 2.2 to 1.0 as of March 31, 2019.
In addition to paying interest on outstanding principal, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
No amounts were borrowed under the revolving credit facility at March 31, 2019 or 2018; however, $5.6 million and $8.3 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at March 31, 2019 and 2018, respectively.
4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due 2025 (the "Notes"). The Notes were issued by RBS Global, Inc. and Rexnord LLC (Company subsidiaries; collectively, the "Issuers") pursuant to an Indenture, dated as of December 7, 2017 (the "Indenture"), by and among the Issuers, the domestic subsidiaries of the Company (with certain exceptions) as guarantors named therein (the "Subsidiary Guarantors") and Wells Fargo Bank, National Association (the "Trustee"). The Notes are general senior unsecured obligations of the Issuers. Rexnord Corporation separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes pay interest semi-annually on June 15 and December 15, accruing upon issuance, at a rate of 4.875% per year with the first payment due on June 15, 2018. The Notes were not and will not be registered under the Securities Act of 1933 or any state securities laws. The Company capitalized $6.0 million of direct issuance costs associated with the Notes that are being amortized over the life of the Notes using the effective interest method.
The Issuers may redeem some or all of the Notes at any time or from time to time prior to December 15, 2020 at certain "make-whole" redemption prices (as set forth in the Indenture) and after December 15, 2020 at specified redemption prices (as set forth in the Indenture). Additionally, the Issuers may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to December 15, 2020 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change of control (as defined in the Indenture), the Issuers will be required to make an offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes on the date of purchase plus accrued interest.

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
Accounts Receivable Securitization Program
The Company has an amended accounts receivable securitization facility (the "Securitization") with Wells Fargo & Company ("Wells Fargo"). Pursuant to the agreements evidencing the Securitization, Rexnord Funding LLC ("Rexnord Funding") (a wholly owned bankruptcy-remote special purpose subsidiary) has granted Wells Fargo a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings are used by Rexnord Funding to finance purchases of accounts receivable. The amount of advances available will be determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances bear interest based on LIBOR plus 1.20%. The last date on which advances may be made is December 30, 2020 unless the maturity of the Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding pays an unused line fee to Wells Fargo based on any unused portion of the Securitization facility. If the average daily outstanding principal amount during a calendar month is less than 50% of the average daily aggregate commitment in effect during such month, the unused line fee is 0.50% per annum; otherwise, it is 0.375% per annum.
The Securitization constitutes a "Permitted Receivables Financing" under the Credit Agreement and does not qualify for sale accounting under ASC 860, Transfers and Servicing. Any borrowings under the Securitization are accounted for as secured borrowings on the Company's consolidated balance sheets. Financing costs associated with the Securitization are recorded within "Interest expense, net" in the consolidated statements of operations if revolving loans or letters of credit are obtained under the facility.
At March 31, 2019, the Company's borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. At March 31, 2019 and 2018, $0.0 million and $18.8 million was borrowed under the Securitization, respectively. In addition, $7.1 million and $7.9 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
Other Subsidiary Debt
Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to eligible capital projects. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years, bearing an interest rate of approximately 2.0% per annum. As collateral for these loans, the Company granted a security interest in the assets acquired with the loan proceeds. Under the terms of the financing agreements and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt. During fiscal year 2019, $23.4 million of the associated loans and $17.9 million of the related loans receivable were forgiven by both the Investors and the Company. Accordingly, the Company recognized a non-cash gain on debt extinguishment of $5.0 million, net of the write-off of $0.5 million of unamortized debt issuance costs associated with the forgiven debt.
As of March 31, 2019, $14.0 million of aggregate loans, net of debt issuance costs, and $9.7 million of loans receivable remain, which are also eligible to be jointly forgiven by the Company and the Investors no earlier than December 2019. The aggregate loans, net of debt issuance costs, are recorded in Long-Term Debt on the consolidated balance sheets and the aggregate loans receivable are recorded in Other Assets on the consolidated balance sheets.
At March 31, 2019 and 2018, in addition to the aforementioned New Market Tax Credit, various wholly owned subsidiaries had additional debt of $10.6 million and $33.9 million, respectively, comprised primarily of borrowings under the accounts receivable securitization facility, various foreign subsidiaries, and capital lease obligations.

Future Debt Maturities
Future maturities of debt as of March 31, 2019, excluding the unamortized debt issuance costs of $11.6 million, were as follows (in millions):

Years ending March 31:
2020	$1.2
2021	4.8
2022	1.0
2023	1.0
2024	1.0
Thereafter	1,240.6
$1,249.6
Cash interest paid for the fiscal years ended March 31, 2019, 2018 and 2017 was $63.8 million, $69.9 million and $84.9 million, respectively.
12. Derivative Financial Instruments
The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. The Company selectively uses foreign currency forward exchange contracts to manage its foreign currency risk and interest rate swaps and interest rate caps to manage its interest rate risk. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.
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
Interest Rate Derivatives
Beginning in fiscal 2016, the Company utilized three interest rate swaps and two interest rate caps to hedge the variability in future cash flows associated with the Company's variable-rate term loans, all of which matured during fiscal 2019. At inception, these interest rate derivatives were designated as cash flow hedges in accordance with ASC 815. In connection with the Fiscal 2018 Amendment to the Credit Agreement described in Note 11, Long-Term Debt, the critical terms of the interest rate derivatives no longer matched the outstanding debt and no longer qualified as effective hedges. Unrealized losses associated with the interest rate derivatives remaining in accumulated other comprehensive loss were reclassified into interest expense over the remaining term of the interest rate derivatives and changes in fair values subsequent to the Amendment were recognized within the consolidated statements of operations. See the amounts recorded on the consolidated balance sheets related to the Company's interest rate derivatives within the tables below.
The Company's derivatives are measured at fair value in accordance with ASC 820. See Note 13, Fair Value Measurements for more information as it relates to the fair value measurement of the Company's derivative financial instruments. The following tables indicate the location and the fair value of the Company's non-qualifying, non-designated derivative instruments within the consolidated balance sheets (in millions):

	March 31, 2019	March 31, 2018	Balance Sheet Classification
	Asset Derivatives
Foreign currency forward contracts	$—	$0.5	Other current assets
	Liability Derivatives
Interest rate derivatives	$—	$0.8	Other current liabilities
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

	Amount of (gain) loss recognized in accumulated other comprehensive loss
Derivative instruments no longer qualifying for hedge accounting under ASC 815 (in millions)
	March 31, 2019	March 31, 2018
Interest rate derivatives	$(0.8)	$3.7

		Amount recognized as (income) expense
Non-qualifying, non-designated derivative instruments (in millions)	Consolidated Statements of Operations Classification	Fiscal Years Ended
		March 31, 2019	March 31, 2018	March 31, 2017
Foreign currency forward contracts	Other expense (income), net	$0.2	$—	$(0.5)
Interest rate derivatives	Interest expense, net	$(0.8)	$(5.0)	$—
During fiscal 2019, 2018, and 2017, the Company reclassified $5.7 million, $9.7 million, and $10.2 million of accumulated other comprehensive loss into earnings as interest expense related to interest rate derivatives, respectively.
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
Fair Value of Derivative Instruments
The Company transacts in foreign currency forward contracts and previously transacted in interest rate swaps and caps, which are impacted by ASC 820. The fair value of foreign currency forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of currency at pre-designated settlement dates. The fair value of interest rate swaps and caps was based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.
The Company endeavors to utilize the best available information in measuring fair value. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its foreign currency forward contracts and interest rate swaps reside within Level 2 of the fair value hierarchy. There were no transfers of assets between levels during the years ended March 31, 2019 and March 31, 2018.

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2018 (in millions):

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$0.5	$—	$0.5
Total assets at fair value	—	0.5	—	0.5

Liabilities:
Interest rate swaps	—	0.8	—	0.8
Total liabilities at fair value	$—	$0.8	$—	$0.8

As of March 31, 2019, the Company had no interest rate swaps and caps outstanding, and the fair value of foreign currency forward contract assets classified within Level 2 was immaterial.

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2019 and March 31, 2018 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of March 31, 2019 and March 31, 2018 was approximately $1,238.1 million and $1,361.8 million, respectively. The fair value is based on quoted market prices for the same issues.
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
As discussed in Note 4, Discontinued Operations, the Company disposed of the VAG business within the Water Management platform in the third quarter of fiscal 2019. The carrying amounts of assets and liabilities associated with the VAG business are included as part of discontinued operations presented in the consolidated balance sheets as of March 31, 2018.
Additionally, as discussed in Note 5, Restructuring and Other Similar Charges, in connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions required the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. During fiscal 2019 and 2018, the Company recognized impairment charges associated with certain long-lived assets to place the assets at net realizable value.  Net realizable value of these assets was determined using independent appraisals, classified as Level 3 inputs within the fair value hierarchy. As of March 31, 2018, long-lived assets were recorded at net realizable value on the consolidated balance sheets within property, plant and equipment in the amount of $5.6 million. In fiscal 2019, the Company sold all of these assets.
14. Leases
The Company leases manufacturing and warehouse facilities and data processing and other equipment under non-cancelable operating leases which expire at various dates primarily through 2048. Rent expense under operating leases totaled $18.3 million, $18.9 million and $17.6 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

Future minimum rental payments for leases with initial terms in excess of one year as of March 31, 2019 are as follows (in millions):

Years ending March 31:
2020	$14.6
2021	11.8
2022	9.6
2023	8.7
2024	6.4
Thereafter	56.3
$107.4

15. Stock-Based Compensation
In accordance with ASC 718, the Company recognizes compensation costs related to share-based payment transactions. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
The Rexnord Corporation Performance Incentive Plan, which was last approved by stockholders in fiscal 2017 (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. To date, stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan.
The options granted under the Plan have a maximum term of 10 years after the grant date. Options granted from the inception of the Plan through July 31, 2014 vest 50% three years after the grant date and the remaining 50% vest five years after the grant date. Options and RSUs granted from July 31, 2014 through May 21, 2015 vest ratably over four years. Options and RSUs granted subsequent to May 21, 2015 generally vest ratably over 3 years. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the Director's cessation of service. PSUs granted cliff vest after 3 years.
The Plan permits the grant of awards that may deliver up to an aggregate of 12,150,000 shares of common stock further subject to limits within the meaning of Section 162(m) of the Internal Revenue Code, to any individual in a single year. The Plan is administered by the Compensation Committee.
During fiscal 2019, 2018 and 2017, the Company recorded $22.6 million, $20.0 million and $13.1 million of stock-based compensation expense, respectively (the related tax benefit on these amounts was $5.2 million for fiscal 2019, $6.5 million for fiscal 2018, and $4.7 million for fiscal 2017). During fiscal 2019, 2018 and 2017, the Company also recorded $1.9 million, $1.3 million and $8.3 million, respectively, of an excess tax benefit related to stock options exercised during each fiscal year. As of March 31, 2019, there was $19.5 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.73 years.
Stock Options
The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	30%	31%	29%
Weighted-average risk free interest rate	2.85%	1.99%	1.58%
Expected dividend rate	0.0%	0.0%	0.0%
Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for options granted in fiscal 2019 and 2018 was based on the Company's own historical volatility, while the expected volatility assumption for options granted prior to fiscal 2018 was based on the expected volatilities of publicly-traded companies within the Company’s industry, due to the limited period of time its common stock shares had been publicly traded. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Management also assumes expected dividends of zero. The weighted-average grant date fair value of options granted under the Plan during fiscal 2019, 2018 and 2017 was $10.59, $8.12 and $6.41, respectively. The total fair value of options vested during fiscal 2019, 2018 and 2017 was $12.3 million, $16.0 million and $5.8 million, respectively.

A summary of stock option activity during fiscal 2019, 2018 and 2017 is as follows:

	Years Ended
	March 31, 2019		March 31, 2018		March 31, 2017
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	8,117,947	$19.50	7,770,670	$18.73	7,854,685	$15.10
Granted	564,666	28.88	1,176,205	23.17	2,602,014	19.72
Exercised (1)	(642,953)	14.21	(543,443)	14.89	(2,116,571)	5.18
Canceled/Forfeited	(195,749)	23.95	(285,485)	22.55	(569,458)	23.34
Outstanding at end of period (2)	7,843,911	$20.49	8,117,947	$19.50	7,770,670	$18.73
Exercisable at end of period (3)	5,833,565	$19.42	4,810,737	$17.93	3,221,622	$15.25
______________________

(1)	The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $9.9 million, $6.4 million and $29.1 million, respectively.

(2)
The weighted average remaining contractual life of options outstanding was 5.5 years at March 31, 2019, 6.1 years at March 31, 2018 and 6.6 years at March 31, 2017. The aggregate intrinsic value of options outstanding at March 31, 2019 was $41.2 million.

(3)
The weighted average remaining contractual life of options exercisable was 4.6 years at March 31, 2019, 4.7 years at March 31, 2018 and 4.6 years at March 31, 2017. The aggregate intrinsic value of options exercisable at March 31, 2019 was $36.0 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	3,307,210	$21.77
Granted	564,666	28.88
Vested	(1,706,123)	21.78
Canceled/Forfeited	(155,407)	23.71
Nonvested options at end of period	2,010,346	$23.61
Restricted Stock Units
During fiscal 2019, 2018 and 2017 the Company granted restricted stock units ("RSUs") to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during fiscal 2019, 2018, and 2017 is as follows:

	Years Ended
	March 31, 2019		March 31, 2018		March 31, 2017
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	368,182	$21.55	322,142	$20.59	125,307	$24.67
Granted	300,119	28.87	250,013	23.19	279,445	19.53
Vested	(149,531)	24.30	(150,784)	21.92	(48,207)	24.01
Canceled/Forfeited	(101,423)	21.10	(53,189)	22.41	(34,403)	22.00
Nonvested RSUs at end of period	417,347	$25.94	368,182	$21.55	322,142	$20.59

Performance Stock Units
During fiscal 2019, 2018, and 2017, the Company granted performance stock units ("PSUs") to certain of its officers and employees. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based in part on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during fiscal 2019, 2018, and 2017 is as follows:

	Years Ended
	March 31, 2019		March 31, 2018		March 31, 2017
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	453,001	$25.53	259,930	$24.74	49,136	$28.57
Granted	183,069	28.91	193,071	26.58	219,266	23.95
Vested	(217,319)	23.89	—	—	—	—
Canceled/Forfeited	(67,647)	28.37	—	—	(8,472)	25.90
Nonvested PSUs at end of period	351,104	$27.76	453,001	$25.53	259,930	$24.74
In fiscal 2019, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. In fiscal 2018 and 2017, PSUs were granted with vesting based on goals related to free cash flow conversion and relative total shareholder return. The fair value of the portion of PSUs with vesting based on free cash flow conversion and return on invested capital is determined based on the Company's closing stock price on the date of grant. The fair value of PSUs with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model, which were based on historical data and standard industry valuation practices and methodology:

	Years Ended
	March 31, 2018	March 31, 2017
Expected volatility factor	31%	30%
Weighted-average risk-free interest rate	1.45%	0.86%
Expected dividend rate	0.0%	0.0%
PSU fair value per share	$31.25	$27.67

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
Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within Other expense (income), net.
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized a non-cash actuarial gains of $0.4 million, $3.3 million, and $2.6 million, during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. These gains are recorded within Other expense (income), net in the consolidated statements of operations.
During the fourth quarter of fiscal 2019, the Company offered participants in the Cambridge defined benefit plan the opportunity to receive a lump sum settlement as part of the termination process for that plan. Acceptance of the offer by a participant was completely voluntary, and if accepted, participants could elect to receive the settlement in the form of a single lump sum payment or monthly annuity beginning in first quarter of fiscal 2020. The election period for this voluntary offer closed on March 15, 2019.  During the first quarter of 2020, the Company will perform an off-cycle re-measurement of the Cambridge plan assets and benefit obligations that will result in the immediate recognition in that quarter of unrecognized non-cash actuarial gains/losses associated with the plan. The Company expects the Cambridge plan to be closed by the end of fiscal 2020.
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

The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Pension Benefits:
Service cost	$0.5	$1.0	$1.8
Interest cost	23.6	24.3	25.6
Expected return on plan assets	(24.8)	(26.7)	(27.1)
Amortization of:
Prior service cost	—	—	0.1
Benefit cost (income) associated with special events:
Curtailment (1)	—	(0.3)	(1.4)
Contractual termination benefits (2)	—	—	2.2
Settlement (3)	0.6	—	—
Recognition of actuarial losses (gains)	0.7	(1.1)	—
Net periodic benefit cost (income)	$0.6	$(2.8)	$1.2
Other Postretirement Benefits:
Service cost	$—	$—	$0.1
Interest cost	0.8	1.0	1.1
Amortization:
Prior service credit	(1.5)	(1.9)	(2.0)
Benefit cost associated with special events:
Curtailment (1)	—	—	0.4
Recognition of actuarial gains	(1.7)	(1.9)	(1.6)
Net periodic benefit income	$(2.4)	$(2.8)	$(2.0)
______________________

(1)
During fiscal 2018 and 2017, certain active participants of a foreign pension plan were transferred out of the pension plan and placed into a defined contribution plan, resulting in a curtailment gain of $0.3 million and $1.4 million, respectively. In addition, during fiscal 2017 the Company also recognized a curtailment loss of $0.4 million associated with a postretirement benefit plan resulting from the closure of a U.S. manufacturing facility. The recognition of the non-cash net curtailment gain of $0.3 million and $1.0 million is recorded within Other expense (income), net in the consolidated statements of operations for the fiscal years ended March 31, 2018 and 2017, respectively.

(2)
(During fiscal 2017, the Company recognized incremental expense of $2.2 million of termination benefits associated with incremental benefits participants of the Company’s domestic union defined benefit plans will receive following the Company’s decision to close one of its U.S. manufacturing facilities. The contractual termination benefit is recorded within Restructuring and other similar charges in the fiscal 2017 consolidated statements of operations.

(3)
During the fourth quarter of fiscal 2019, the Company settled the benefits of a Canadian defined benefit pension plan through either a lump-sum transfer or the purchase of an annuity from an insurance company. As a result of the settlement, the Company performed a re-measurement of the plan assets and benefit obligations for the pension plan as at March 31, 2019, which resulted in the immediate recognition of a $0.6 million non-cash actuarial loss, which is recorded within Other expense (income), net in the fiscal 2019 consolidated statements of operations. There will be no impact from this event in fiscal periods following March 31, 2019.

In fiscal 2019, the recognition of $0.4 million of non-cash actuarial gains was primarily due to the foreign plan settlement described above, offset by improved demographic and claims experience associated with the Company’s other postretirement benefit plans. In fiscal 2018, the recognition of $3.3 million of non-cash actuarial gains was primarily due to the foreign pension plan change described above, as well as improved demographic and claims experience associated with the Company’s other postretirement benefit plans. In fiscal 2017, the recognition of $2.6 million of non-cash actuarial gains was primarily associated with the net curtailment gain described above and improved demographic and claims experience associated with the Company’s other postretirement benefit plans.
The Company made contributions to its U.S. qualified pension plan trusts of $1.3 million, $2.9 million, and $4.9 million during the years ended March 31, 2019, 2018 and 2017, respectively.

The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2019	Year Ended March 31, 2018
Benefit obligation at beginning of period	$(652.5)	$(659.3)	$(21.5)	$(25.7)
Service cost	(0.5)	(1.0)	—	—
Interest cost	(23.6)	(24.3)	(0.8)	(1.0)
Actuarial gains	1.7	7.1	2.5	2.8
Benefits paid	40.7	40.8	1.9	3.0
Plan participant contributions	—	(0.1)	(0.5)	(0.6)
Acquisitions (1)	—	(6.3)	—	—
Curtailments	—	0.3	—	—
Settlements	3.2	—	—	—
Translation and other adjustments	7.2	(9.7)	1.5	—
Benefit obligation at end of period	$(623.8)	$(652.5)	$(16.9)	$(21.5)
Plan assets at the beginning of the period	$507.4	$513.0	$—	$—
Actual return on plan assets	15.8	23.6	—	—
Contributions	4.0	5.5	2.5	3.0
Benefits paid	(40.7)	(40.8)	(2.5)	(3.0)
Acquisitions (1)	—	2.3	—	—
Settlements	(3.4)	—	—	—
Translation adjustment	(2.9)	3.8	—	—
Plan assets at end of period	$480.2	$507.4	$—	$—
Funded status of plans	$(143.6)	$(145.1)	$(16.9)	$(21.5)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.8	$0.6	$—	$—
Current liabilities	(1.7)	(1.9)	(1.6)	(2.1)
Long-term liabilities	(142.7)	(143.8)	(15.3)	(19.4)
Total net funded status	$(143.6)	$(145.1)	$(16.9)	$(21.5)
______________________

(1)	Includes the acquisition of Centa during fiscal 2018. See Note 3, Acquisitions for additional information.
As of March 31, 2019, the Company had pension plans with a combined projected benefit obligation of $623.8 million compared to plan assets of $480.2 million, resulting in an under-funded status of $143.6 million compared to an under-funded status of $145.1 million at March 31, 2018. The Company’s funded status has improved year over year primarily due to increased funding coupled with actuarial gains resulting from a shorter life expectancy assumption, partially offset by actuarial losses due to lower interest rates and less favorable asset return. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.

Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2019 and 2018 consist of the following (in millions):

	As of March 31, 2019
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(1.4)	$(1.5)
Unrecognized actuarial loss (gain)	52.6	(1.7)	50.9
Accumulated other comprehensive loss (income), gross	52.5	(3.1)	49.4
Deferred income tax (benefit) provision	(12.9)	0.8	(12.1)
Accumulated other comprehensive loss (income), net	$39.6	$(2.3)	$37.3

	As of March 31, 2018
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.2)	$(1.2)	$(1.4)
Unrecognized actuarial loss (gain)	46.2	(1.7)	44.5
Accumulated other comprehensive loss (income), gross	46.0	(2.9)	43.1
Deferred income tax (benefit) provision	(15.9)	1.0	(14.9)
Accumulated other comprehensive loss (income), net	$30.1	$(1.9)	$28.2
The Company expects to recognize zero and $(0.3) million of prior service costs (credits) included in accumulated other comprehensive (loss) income for pension benefits and other postretirement benefits, respectively, as components of net periodic benefit cost during the next fiscal year.
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2019	March 31, 2018	March 31, 2017
Benefit Obligations:
Discount rate	3.7%	3.7%	3.9%	3.9%	4.0%	4.0%
Rate of compensation increase	2.9%	2.9%	3.0%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.7%	3.9%	3.8%	4.0%	4.0%	3.9%
Rate of compensation increase	2.9%	3.0%	3.0%	n/a	n/a	n/a
Expected return on plan assets	5.1%	5.3%	5.3%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the year ended March 31, 2019 and actual investment allocations at March 31, 2019 and 2018.

	Plan Assets
	2019			2018
	Investment Policy (1)	Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20% - 30%	28%	26%	28%
Debt securities (including cash and cash equivalents)	55% - 80%	64%	64%	65%
Other	0% - 10%	9%	10%	7%
______________________

(1)	The investment policy allocation represents the guidelines of the Company's pension plans based on the changes in the plans funded status.

(2)	The target allocations represent the weighted average target allocations for the Company's pension plans.

The Company's defined benefit pension utilizes a dynamic liability driven investment ("LDI") strategy. The objective is to more closely align the pension plan assets with its liabilities in terms of how both respond to interest rate changes. The plan assets are allocated into two investment categories: (i) LDI, comprised of high quality, investment grade fixed income securities and (ii) return seeking, comprised of traditional securities and alternative asset classes. All assets are managed externally according to guidelines established individually with investment managers and the Company's investment consultant. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The Company intends to continuously reduce the assets allocated to the return seeking category, thereby increasing the assets allocated to the LDI category based on the overall improvement in the plan funded status. No equity securities of the Company are held in the portfolio.
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2019 and 2018, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	As of March 31, 2019
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$20.2	$—	$—	$—	$20.2
Investment funds
Fixed income funds (2)	—	—	—	304.6	304.6
U.S. equity funds (3)	—	—	—	54.3	54.3
International equity funds (3)	—	—	—	33.4	33.4
Balanced funds (3)	—	—	—	6.4	6.4
Alternative investment funds (4)	—	—	—	31.4	31.4
Insurance contracts	—	—	29.9	—	29.9
Total	$20.2	$—	$29.9	$430.1	$480.2

	As of March 31, 2018
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$2.2	$—	$—	$3.7	$5.9
Investment funds
Fixed income funds (2)	10.7	—	—	317.3	328.0
U.S. equity funds (3)	2.3	—	—	59.6	61.9
International equity funds (3)	0.3	—	—	35.6	35.9
Balanced funds (3)	—	—	—	9.5	9.5
Alternative investment funds (4)	—	—	—	36.0	36.0
Insurance contracts	—	—	30.2	—	30.2
Total	$15.5	$—	$30.2	$461.7	$507.4
______________________

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

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

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2019 and 2018 (in millions):

Insurance Contracts
Ending balance, March 31, 2017	$23.9
Actual return on assets:
Related to assets held at reporting date	3.9
Related to assets sold during the period	—
Related to assets acquired by acquisition (1)	2.4
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2018	30.2
Actual return on assets:
Related to assets held at reporting date	(0.3)
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2019	$29.9
______________________

(1)	Relates to the assets acquired in connection with the Company's acquisition of Centa during fiscal 2018. See Note 3, Acquisitions for additional information.
Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Years Ending March 31:	Pension Benefits	Other Postretirement Benefits
2020	$45.1	$1.7
2021	39.8	1.6
2022	39.7	1.5
2023	39.5	1.4
2024	39.8	1.4
2025 - 2029	190.2	5.8
Pension Plans That Are Not Fully Funded
At March 31, 2019, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $591.0 million, $586.5 million and $446.8 million, respectively.
At March 31, 2018, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $618.6 million, $613.6 million and $472.8 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.3% in fiscal 2020 grading down to 5.0% in fiscal 2024 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Years Ended March 31,			Years Ended March 31,
	2019	2018	2017	2019	2018	2017
Increase (decrease) in total of service and interest cost components	$0.1	$0.1	$0.1	$—	$(0.1)	$(0.1)
Increase (decrease) in postretirement benefit obligation	1.2	1.5	2.1	(1.0)	(1.3)	(1.8)

Multi-Employer and Government-sponsored Plans
The Company participated in certain multi-employer and government-sponsored plans for eligible employees. The Company no longer has any employees participating in multi-employer and government-sponsored plans; however, expense recognized related to these plans during the year ended March 31, 2017 was $0.2 million.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $15.5 million, $15.0 million, and $12.4 million for the years ended March 31, 2019, 2018 and 2017, respectively.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for certain executives and other highly compensated employees. Assets are invested primarily in mutual funds and corporate-owned life insurance contracts held in a Rabbi trust and restricted for payments to participants of the plan. The assets and liabilities are classified in Other assets and Other liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust and changes in the value of the deferred compensation liability are recorded in Other expense (income), net in the consolidated statements of operations.
The fair values of the Company’s deferred compensation plan assets and liability are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	Fair Value as of March 31, 2019
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$2.3	$—	$—	$2.3
Corporate-owned life insurance policies (2)	—	3.7	—	3.7
Total assets at fair value	$2.3	$3.7	$—	$6.0

Deferred compensation liability at fair value (3):	$6.1	$—	$—	$6.1

	Fair Value as of March 31, 2018
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.6	$—	$—	$1.6
Corporate-owned life insurance policies (2)	—	1.9	—	1.9
Total assets at fair value	$1.6	$1.9	$—	$3.5

Deferred compensation liability at fair value (3):	$3.5	$—	$—	$3.5
______________________

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

17. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss ("NOL") carryforwards, capital loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company established a full valuation allowance against U.S. federal and state capital loss carryforwards and continues to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related foreign deferred tax assets, as well as certain U.S. state NOL carryforwards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("U.S. Tax Reform"). U.S. Tax Reform incorporated significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate taxation of deemed low-taxed "intangible" income earned in foreign jurisdictions (referred to as global intangible low-taxed income or "GILTI"), immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction ("DPAD").
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
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform (including subsequent Internal Revenue Service ("IRS") Notices, etc.). Based upon this review, the Company recognized an estimated net income tax benefit with respect to U.S. Tax Reform for fiscal 2018 of $66.5 million (including amounts relating to the VAG business). This net income tax benefit reflects a $66.5 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform), with no net tax impact associated with the one-time repatriation tax. Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded for fiscal 2018 relating to U.S. Tax Reform were not deemed to be complete but rather were deemed to be reasonable, provisional estimates based upon the current available information and related interpretations. For example, the Company was required to use estimates for earnings and profits and taxes in conjunction with determining the impact of the one-time repatriation tax. In addition, in relation to the remeasurement of the Company’s net U.S. deferred tax liability (as well as numerous other aspects of U.S. Tax Reform), the Company had to use judgment based upon available guidance and interpretations of such guidance at that time. Future guidance could result in changes to the Company’s interpretation, and as such, result in changes to previously recorded amounts. Such changes are required to be reflected as discrete items in the applicable period. The Company has continued to review and analyze various IRS Notices, proposed regulations and other pertinent information that became available during fiscal 2019. Based upon this review and analysis as well as updates to certain financial information, the Company has determined the net impact of U.S. Tax Reform for fiscal 2018 is a net income tax benefit of $65.9 million. The $0.6 million reduction from the $66.5 million net income tax benefit originally recorded in fiscal 2018 was recorded as a discrete item in the third quarter of fiscal 2019. This reduction consists of a $0.8 million adjustment to the Company’s net U.S. deferred tax liability as of March 31, 2018, partially offset with a $0.2 million net income tax benefit associated with the one-time repatriation tax. The Company considers the net tax benefit recorded for U.S. Tax Reform to be complete at this time.
In addition, the Company had been evaluating the potential impact of the GILTI provisions of U.S. Tax Reform. In accordance with U.S. GAAP, any potential impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company’s deferred tax balances. The Company had not previously finalized its accounting policy for GILTI, and upon further analysis, including consideration of proposed regulations relating to the GILTI tax provisions and potential future changes to the Company’s existing legal structure, the Company has made the final accounting policy decision to report this item as a period expense in the year the tax is incurred. Although none of the Company’s material foreign subsidiaries operate within tax jurisdictions that would otherwise meet the definition of "low-taxed" as outlined in the GILTI tax rules, the Company is nevertheless subject to the GILTI tax as a result of one particular aspect of the U.S. foreign income tax credit limitation rules requiring the allocation of U.S. interest expense against the GILTI income. Such allocation effectively results in the allocated interest expense being non-deductible for U.S. federal income tax purposes. Were it not for this requirement, the Company would generally not be subject to the GILTI tax as it is currently outlined.
Income Tax Provision (Benefit)
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended March 31,
	2019	2018	2017
Current:
United States	$55.7	$29.9	$18.9
Non-United States	21.6	23.1	16.0
State and local	8.0	4.1	2.5
Total current	85.3	57.1	37.4
Deferred:
United States	(23.0)	(71.5)	(19.1)
Non-United States	(5.2)	(3.1)	(0.9)
State and local	(3.7)	(2.0)	(1.8)
Total deferred	(31.9)	(76.6)	(21.8)
Provision (benefit) for income taxes	$53.4	$(19.5)	$15.6
The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2019	2018	2017
Provision for income taxes at U.S. federal statutory income tax rate	$50.1	$59.0	$37.5
State and local income taxes, net of federal benefit	5.3	2.9	1.1
Nef effects of foreign rate differential	1.8	(2.6)	0.8
Net effects of foreign operations	1.6	(7.4)	(5.3)
Net effect to deferred taxes for changes in tax rates	(2.6)	(0.3)	(0.3)
Net effect to deferred taxes for U.S. Tax Reform	0.8	(67.1)	—
Net effect of U.S. Tax Reform transition tax	(0.1)	0.2	—
Net effects of GILTI inclusion	6.5	—	—
Foreign derived intangible income deduction	(1.8)	—	—
Unrecognized tax benefits, net of federal benefit	(7.0)	1.1	1.3
Domestic production activities deduction	—	(3.2)	(3.2)
Research and development credit	(0.9)	(0.9)	(7.6)
Excess tax benefits related to equity compensation	(1.1)	(0.5)	(7.0)
§162(m) compensation limitation	1.9	1.0	—
Net changes in valuation allowance	(2.3)	(2.8)	(2.3)
Other	1.2	1.1	0.6
Provision (benefit) for income taxes	$53.4	$(19.5)	$15.6
The provision (benefit) for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year ended March 31,
	2019	2018	2017
United States	$174.8	$117.1	$69.1
Non-United States	64.0	70.0	38.2
Income before income taxes	$238.8	$187.1	$107.3

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2019	March 31, 2018
Deferred tax assets:
Compensation and retirement benefits	$55.7	$47.0
General accruals and reserves	9.8	7.1
State tax net operating loss carryforwards	21.9	23.1
Federal and state capital loss carryforwards	12.7	—
Foreign net operating loss and interest carryforwards	6.7	9.2
Other	0.3	3.1
Total deferred tax assets before valuation allowance	107.1	89.5
Valuation allowance	(32.4)	(23.0)
Total deferred tax assets	74.7	66.5
Deferred tax liabilities:
Property, plant and equipment	32.6	33.1
Inventories	15.4	19.7
Intangible assets and goodwill	137.9	142.5
Cancellation of indebtedness	—	7.1
Total deferred tax liabilities	185.9	202.4
Net deferred tax liabilities	$111.2	$135.9

Net amount on Consolidated Balance Sheets consists of:
Other assets	$14.7	$13.4
Deferred income taxes	(125.9)	(149.3)
Net long-term deferred tax liabilities	$(111.2)	$(135.9)
Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of March 31, 2019. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. The increase in the valuation allowance presented above was generally due to federal and state capital loss carryforwards in conjunction with the sale of the VAG business, which management has deemed the realization of such assets as not being more-likely-than-not. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The majority of the foreign NOL carryforwards are generally subject to an indefinite expiration period, with the remaining being subject to either a five, nine or twenty year expiration period.
At March 31, 2019, the Company had approximately $476.7 million of state NOL carryforwards, expiring over various years ending through March 31, 2034. The Company has a valuation allowance of $17.1 million recorded against the related deferred tax asset. In addition, at March 31, 2019, the Company had approximately $33.6 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $2.6 million against the foreign NOL carryforwards as well as certain related deferred tax assets.
No provision has been made for United States federal income taxes related to approximately $162.9 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. Due to U.S. Tax Reform, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $5.3 million, would not be expected to be significant to the Company’s consolidated financial statements.
The Company’s total liability for net accrued income taxes as of March 31, 2019 and 2018 was $17.0 million and $1.9 million, respectively. This net amount was presented in the consolidated balance sheets as Income taxes payable (separately disclosed in Other current liabilities) of $20.3 million and $19.4 million as of March 31, 2019 and 2018, respectively; and as Income taxes receivable of $3.3 million and $17.5 million as of March 31, 2019 and 2018, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2019, 2018 and 2017 was $64.7 million, $59.4 million and $35.7 million, respectively.

Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of March 31, 2019 and March 31, 2018 was $21.8 million and $20.1 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2019 and March 31, 2018 (in millions):

	Year Ended March 31,
	2019	2018
Balance at beginning of period	$15.6	$15.0
Additions based on tax positions related to the current year	7.7	0.8
Additions for tax positions of prior years	4.7	—
Reductions for tax positions of prior years	—	—
Settlements	(2.3)	—
Reductions due to lapse of applicable statute of limitations	(7.1)	(0.6)
Cumulative translation adjustment	(0.3)	0.4
Balance at end of period	$18.3	$15.6
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2019 and March 31, 2018, the total amount of unrecognized tax benefits includes $4.3 million and $5.7 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax (benefit) expense during the fiscal years ended March 31, 2019, 2018, and 2017 was $(1.0) million, $1.0 million, and $0.6 million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. During the second quarter of fiscal 2019, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015, and the Company paid approximately $0.4 million upon conclusion of such examination. During the fourth quarter of fiscal 2019, the Company was notified by the IRS of its intention to conduct an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company anticipates the related fieldwork will begin during the first quarter of fiscal 2020. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2015 or significant foreign income tax examinations for years ending prior to fiscal 2014.

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
In connection with its sale, Invensys plc ("Invensys") provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•
In 2002, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The

USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in known matters related to the Site and has paid 100% of the costs to date.

•
Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.

In connection with the Company's acquisition of The Falk Corporation ("Falk"), Hamilton Sundstrand provided the Company with indemnification against certain products-related asbestos exposure liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2019, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 14,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2019, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $40.0 million, of which Zurn expects its insurance carriers to pay approximately $30.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $40.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2019, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
As of March 31, 2019, the Company had a recorded receivable from its insurance carriers of $40.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

Sale-Leaseback Transaction:

During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downer's Grove, Illinois, and received net proceeds from the transaction of $5.8 million. The property did not qualify for sale accounting under the sale-leaseback accounting guidance as a result has accounted for the proceeds received as a financing transaction classified in the consolidated balance sheets in other liabilities. No gain or loss was recognized from the transaction. The Company depreciated the remaining carrying value of the old facility over the remaining useful life.

As a result of the Company's continuing involvement with the new manufacturing facility during the construction period, the Company is considered, for accounting purposes only, the owner of the new facility and accordingly has recorded the building asset within its consolidated balance sheets. The Company has recorded a financing obligation associated with the new building of $23.0 million and $7.5 million as of March 31, 2019 and 2018, respectively, and a construction asset of approximately the same value.
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
The net proceeds from the offering were approximately $389.7 million. The Company used $195.0 million of the proceeds to prepay a portion of the then-outstanding term loan indebtedness under the Credit Agreement, with the remainder retained for general corporate purposes. The Company accrued $23.2 million, $23.2 million, and $7.3 million of dividends and paid $23.2 million, $23.2 million, and $4.4 million in cash related to these dividends during fiscal 2019, 2018, and 2017, respectively. As of March 31, 2019, there were no dividends in arrears on the Series A Preferred Stock.
Issuer Repurchases of Equity Securities
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. No shares of common stock were repurchased in fiscal 2019, 2018 or 2017. At March 31, 2019, approximately $160.0 million of repurchase authority remained.

20. Business Segment Information
The results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa® and Tollok™. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings and flow control products for water infrastructure markets. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle® and World Dryer®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization (see Note 2, Significant Accounting Policies).
In fiscal 2019, the net assets of the Company’s former VAG business, which was included within the Water Management platform, met the criteria to be classified as "held for sale" and, in accordance with the authoritative guidance, the operating results of the VAG business, which, as previously disclosed, was sold during the third quarter of fiscal 2019, are reported as discontinued operations in all periods presented. Therefore, the following business segment information reflects the continuing operations of the Water Management platform. See Note 4, Discontinued Operations for further information.

Business Segment Information:
(in Millions)

	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$768.5	$690.5	$594.6
Maintenance, repair, and operations	612.1	550.7	540.1
Total Process & Motion Control	1,380.6	1,241.2	1,134.7
Water Management:
Water safety, quality, flow control and conservation	624.4	566.9	538.9
Water infrastructure	45.9	43.5	38.9
Total Water Management	670.3	610.4	577.8
Consolidated net sales	2,050.9	1,851.6	1,712.5
Income (loss) from operations
Process & Motion Control	226.1	191.3	133.0
Water Management	139.7	125.7	112.3
Corporate	(60.2)	(50.6)	(42.1)
Consolidated income from operations	305.6	266.4	203.2
Non-operating expense:
Interest expense, net	(69.9)	(75.1)	(88.3)
Gain (loss) on the extinguishment of debt	4.3	(11.9)	(7.8)
Other (expense) income, net	(1.2)	7.7	0.2
Income from continuing operations before income taxes	238.8	187.1	107.3
(Provision) benefit for income taxes	(53.4)	19.5	(15.6)
Equity method investment income	3.6	—	—
Net income from continuing operations	189.0	206.6	91.7
Loss from discontinued operations, net of tax	(154.7)	(130.6)	(17.6)
Net income	34.3	76.0	74.1
Non-controlling interest income	—	0.1	—
Net income attributable to Rexnord	34.3	75.9	74.1
Dividends on preferred stock	(23.2)	(23.2)	(7.3)
Net income attributable to Rexnord common stockholders	$11.1	$52.7	$66.8

Depreciation and Amortization
Process & Motion Control	$63.0	$56.0	$69.9
Water Management	24.9	23.7	26.2
Consolidated	$87.9	$79.7	$96.1
Capital Expenditures
Process & Motion Control	$36.3	$34.2	$42.0
Water Management	6.2	3.8	8.8
Consolidated	$42.5	$38.0	$50.8

	March 31, 2019	March 31, 2018	March 31, 2017
Total Assets
Process & Motion Control	$2,677.7	$2,598.8	$2,671.4
Water Management	576.8	820.9	862.3
Corporate	5.2	4.0	5.6
Consolidated	$3,259.7	$3,423.7	$3,539.3

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017	March 31, 2019	March 31, 2018	March 31, 2017
United States	$1,460.6	$1,361.6	$1,285.1	$260.7	$260.9	$261.9
Europe	327.5	255.5	218.9	78.9	91.2	37.7
Rest of World	262.8	234.5	208.5	43.4	44.4	41.9
	$2,050.9	$1,851.6	$1,712.5	$383.0	$396.5	$341.5
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.

21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2019
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter	Total
Net sales	$503.6	$524.8	$485.0	$537.5	$2,050.9
Gross profit	195.5	203.2	184.3	201.8	784.8
Net income from continuing operations	42.2	46.2	52.9	47.7	189.0
Loss from discontinued operations, net of tax	(42.8)	(83.7)	(27.8)	(0.4)	(154.7)
Net (loss) income	(0.6)	(37.5)	25.1	47.3	34.3
Non-controlling interest income (loss)	0.1	0.1	(0.3)	0.1	—
Net (loss) income attributable to Rexnord	(0.7)	(37.6)	25.4	47.2	34.3
Dividends on preferred stock	(5.8)	(5.8)	(5.8)	(5.8)	(23.2)
Net (loss) income attributable to Rexnord common stockholders	$(6.5)	$(43.4)	$19.6	$41.4	$11.1

Basic net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.35	$0.39	$0.45	$0.40	$1.58
Discontinued operations	$(0.41)	$(0.80)	$(0.27)	$—	$(1.48)
Net (loss) income	$(0.06)	$(0.42)	$0.19	$0.39	$0.11

Diluted net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.34	$0.37	$0.43	$0.39	$1.53
Discontinued operations	$(0.40)	$(0.68)	$(0.23)	$—	$(1.25)
Net (loss) income	$(0.06)	$(0.30)	$0.21	$0.38	$0.28
______________________

(1)
The first quarter of fiscal 2019 included a $44.0 million non-cash asset impairment to reduce the carrying amount of the held-for-sale VAG business to its estimated fair value less costs to sell. Refer to Note 4, Discontinued Operations for additional information.

(2)
The second quarter of fiscal 2019 included an $82.0 million non-cash asset impairment charge to reduce the carrying amount of the held-for-sale VAG business to its estimated fair value less costs to sell. Refer to Note 4, Discontinued Operations for additional information.

(3)
The third quarter of fiscal 2019 included a $19.7 million non-cash pre-tax loss on the sale of the VAG business, which was completed during the quarter. Refer to Note 4, Discontinued Operations for additional information.

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Total
Net sales	$443.2	$453.8	$436.7	$517.9	$1,851.6
Gross profit	164.1	173.6	170.1	198.7	706.5
Net income from continuing operations	29.4	33.3	85.9	58.0	206.6
Loss from discontinued operations, net of tax	(2.9)	(3.5)	(4.3)	(119.9)	(130.6)
Net income (loss)	26.5	29.8	81.6	(61.9)	76.0
Non-controlling interest income	—	—	—	0.1	0.1
Net income attributable to Rexnord	26.5	29.8	81.6	(62.0)	75.9
Dividends on preferred stock	(5.8)	(5.8)	(5.8)	(5.8)	(23.2)
Net income (loss) attributable to Rexnord common stockholders	$20.7	$24.0	$75.8	$(67.8)	$52.7

Basic net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.23	$0.26	$0.77	$0.50	$1.76
Discontinued operations	$(0.03)	$(0.03)	$(0.04)	$(1.15)	$(1.26)
Net income (loss)	$0.20	$0.23	$0.73	$(0.65)	$0.51

Diluted net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.23	$0.26	$0.70	$0.47	$1.69
Discontinued operations	$(0.03)	$(0.03)	$(0.04)	$(0.98)	$(1.07)
Net income (loss)	$0.20	$0.23	$0.67	$(0.51)	$0.62
______________________

(1)
The third quarter of fiscal 2018 included a $65.9 million net income tax benefit associated with the remeasurement of the Company's net U.S. deferred tax liability as a result of U.S. tax reform. Refer to Note 17, Income Taxes for additional information.

(2)	The fourth quarter of fiscal 2018 included a $111.2 million non-cash goodwill impairment charge related to the VAG business. Refer to Note 4, Discontinued Operations for additional information.

22. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company as of March 31, 2019 and 2018, and for the twelve-month periods ended March 31, 2019, 2018 and 2017 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the "Issuers") of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the "Guarantor Subsidiaries") and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the Notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$0.2	$107.7	$183.2	$—	$292.5
Receivables, net	—	—	219.6	114.7	—	334.3
Inventories	—	—	214.3	102.2	—	316.5
Income tax receivable	—	—	0.5	2.8	—	3.3
Other current assets	—	—	12.5	23.8	—	36.3
Total current assets	1.4	0.2	554.6	426.7	—	982.9
Property, plant and equipment, net	—	—	251.2	131.8	—	383.0
Intangible assets, net	—	—	411.6	99.9	—	511.5
Goodwill	—	—	1,017.1	282.6	—	1,299.7
Investment in:
Issuer subsidiaries	1,212.1	—	—	—	(1,212.1)	—
Guarantor subsidiaries	—	3,146.0	—	—	(3,146.0)	—
Non-guarantor subsidiaries	—	—	547.4	—	(547.4)	—
Other assets	—	1.1	63.1	18.4	—	82.6
Total assets	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.1	$1.1	$—	$1.2
Trade payables	—	—	129.7	62.0	—	191.7
Compensation and benefits	—	—	42.4	21.3	—	63.7
Current portion of pension and postretirement benefit obligations	—	—	1.9	1.4	—	3.3
Other current liabilities	3.0	7.5	90.3	36.3	—	137.1
Total current liabilities	3.0	7.5	264.4	122.1	—	397.0
Long-term debt	—	1,213.4	14.4	9.0	—	1,236.8
Note (receivable from) payable to affiliates, net	(20.7)	714.3	(879.0)	185.4	—	—
Pension and postretirement benefit obligations	—	—	112.9	45.1	—	158.0
Deferred income taxes	—	—	98.8	27.1	—	125.9
Other liabilities	0.2	—	87.4	23.4	—	111.0
Total liabilities	(17.5)	1,935.2	(301.1)	412.1	—	2,028.7
Total stockholders' equity	1,231.0	1,212.1	3,146.1	547.3	(4,905.5)	1,231.0
Total liabilities and stockholders' equity	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7

Condensed Consolidating Balance Sheets
March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$40.2	$153.0	$—	$193.2
Receivables, net	—	—	200.4	114.3	—	314.7
Inventories	—	—	196.3	107.8	—	304.1
Income tax receivable	7.4	—	5.4	4.7	—	17.5
Other current assets	—	—	12.0	25.9	—	37.9
Current assets held for sale	—	—	12.1	118.2	—	130.3
Total current assets	7.4	—	466.4	523.9	—	997.7
Property, plant and equipment, net	—	—	250.1	146.4	—	396.5
Intangible assets, net	—	—	438.8	92.1	—	530.9
Goodwill	—	—	1,010.6	265.5	—	1,276.1
Investment in:
Issuer subsidiaries	1,177.5	—	—	—	(1,177.5)	—
Guarantor subsidiaries	—	3,053.3	—	—	(3,053.3)	—
Non-guarantor subsidiaries	—	—	602.3	—	(602.3)	—
Other assets	40.5	1.4	34.2	37.9	—	114.0
Non-current assets held for sale	—	—	8.0	100.5	—	108.5
Total assets	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.1	$3.8	$—	$3.9
Trade payables	—	—	128.8	61.1	—	189.9
Compensation and benefits	—	—	41.5	22.4	—	63.9
Current portion of pension and postretirement benefit obligations	—	—	2.4	1.6	—	4.0
Other current liabilities	3.0	9.4	74.0	41.0	—	127.4
Current liabilities held for sale	—	—	6.0	59.1	—	65.1
Total current liabilities	3.0	9.4	252.8	189.0	—	454.2
Long-term debt	—	1,285.8	55.8	10.5	—	1,352.1
Note payable to (receivable from) affiliates, net	9.4	581.3	(845.6)	254.9	—	—
Pension and postretirement benefit obligations	—	—	114.7	48.5	—	163.2
Deferred income taxes	—	0.7	116.2	32.4	—	149.3
Other liabilities	0.2	—	62.3	15.8	—	78.3
Non-current liabilities held for sale	—	—	0.9	12.9	—	13.8
Total liabilities	12.6	1,877.2	(242.9)	564.0	—	2,210.9
Total stockholders' equity	1,212.8	1,177.5	3,053.3	602.3	(4,833.1)	1,212.8
Total liabilities and stockholders' equity	$1,225.4	$3,054.7	$2,810.4	$1,166.3	$(4,833.1)	$3,423.7

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,565.0	$672.6	$(186.7)	$2,050.9
Cost of sales	—	—	977.1	475.7	(186.7)	1,266.1
Gross profit	—	—	587.9	196.9	—	784.8
Selling, general and administrative expenses	—	—	328.8	104.3	—	433.1
Restructuring and other similar charges	—	—	7.6	4.5	—	12.1
Amortization of intangible assets	—	—	27.5	6.5	—	34.0
Income from operations	—	—	224.0	81.6	—	305.6
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(68.2)	(2.0)	0.3	—	(69.9)
To affiliates	2.0	61.7	(53.2)	(10.5)	—	—
(Loss) gain on the extinguishment of debt	—	(0.7)	5.0	—	—	4.3
Other income (expense), net	—	0.3	4.1	(5.6)	—	(1.2)
Income (loss) from continuing operations before income taxes	2.0	(6.9)	177.9	65.8	—	238.8
Provision for income taxes	—	—	(44.5)	(8.9)	—	(53.4)
Equity method investment income	—	—	—	3.6	—	3.6
Income (loss) before equity in income of subsidiaries	2.0	(6.9)	133.4	60.5	—	189.0
Equity in earnings (loss) of subsidiaries	32.3	39.2	(51.9)	—	(19.6)	—
Net income from continuing operations	34.3	32.3	81.5	60.5	(19.6)	189.0
Loss from discontinued operations, net of tax	—	—	(42.3)	(112.4)	—	(154.7)
Net income (loss)	34.3	32.3	39.2	(51.9)	(19.6)	34.3
Non-controlling interest income	—	—	—	—	—	—
Net income (loss) attributable to Rexnord	34.3	32.3	39.2	(51.9)	(19.6)	34.3
Dividends on preferred stock	(23.2)	—	—	—	—	(23.2)
Net income (loss) attributable to Rexnord common stockholders	11.1	32.3	39.2	(51.9)	(19.6)	11.1

Comprehensive income (loss)	$34.3	$22.5	$34.1	$(59.5)	$(19.6)	$11.8

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,457.3	$566.9	$(172.6)	$1,851.6
Cost of sales	—	—	910.3	407.4	(172.6)	1,145.1
Gross profit	—	—	547.0	159.5	—	706.5
Selling, general and administrative expenses	—	—	310.5	83.3	—	393.8
Restructuring and other similar charges		—	12.8	1.3	—	14.1
Amortization of intangible assets	—	—	26.6	5.6	—	32.2
Income from operations	—	—	197.1	69.3	—	266.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(75.3)	(0.4)	0.6	—	(75.1)
To affiliates	3.0	27.4	(13.1)	(17.3)	—	—
Loss on the extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Other (expense) income, net	—	—	(1.3)	9.0	—	7.7
Income (loss) from continuing operations before income taxes	3.0	(59.8)	182.3	61.6	—	187.1
Benefit (provision) for income taxes	—	—	39.7	(20.2)	—	19.5
Net income (loss) before equity in loss of subsidiaries	3.0	(59.8)	222.0	41.4	—	206.6
Equity in earnings of subsidiaries	73.0	132.8	30.7	—	(236.5)	—
Net income from continuing operations	76.0	73.0	252.7	41.4	(236.5)	206.6
Loss from discontinued operations, net of tax	—	—	(119.9)	(10.7)	—	(130.6)
Net income	76.0	73.0	132.8	30.7	(236.5)	76.0
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income attributable to Rexnord	76.0	73.0	132.8	30.6	(236.5)	75.9
Dividends on preferred stock	(23.2)	—	—	—	—	(23.2)
Net income attributable to Rexnord common stockholders	52.8	73.0	132.8	30.6	(236.5)	52.7

Comprehensive income	$76.0	$89.2	$135.6	$74.6	$(236.5)	$138.9

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2017
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,372.3	$455.2	$(115.0)	$1,712.5
Cost of sales	—	—	878.0	323.1	(115.0)	1,086.1
Gross profit	—	—	494.3	132.1	—	626.4
Selling, general and administrative expenses	—	—	286.1	70.0	—	356.1
Restructuring and other similar charges	—	—	24.9	1.2	—	26.1
Amortization of intangible assets	—	—	35.1	5.9	—	41.0
Income from operations	—	—	148.2	55.0	—	203.2
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(88.1)	(0.4)	0.2	—	(88.3)
To affiliates	1.1	74.3	(53.4)	(22.0)	—	—
Loss on the extinguishment of debt	—	(7.8)	—	—	—	(7.8)
Other (expense) income, net	—	(0.3)	(0.4)	0.9	—	0.2
Income (loss) from continuing operations before income taxes	1.1	(21.9)	94.0	34.1	—	107.3
Provision for income taxes	—	(0.1)	(0.4)	(15.1)	—	(15.6)
Net income (loss) before equity in earnings of subsidiaries	1.1	(22.0)	93.6	19.0	—	91.7
Equity in earnings of subsidiaries	73.0	95.0	13.0	—	(181.0)	—
Net income from continuing operations	74.1	73.0	106.6	19.0	(181.0)	91.7
Loss from discontinued operations, net of tax	—	—	(11.6)	(6.0)	—	(17.6)
Net income	74.1	73.0	95.0	13.0	(181.0)	74.1
Non-controlling interest loss	—	—	—	—	—	—
Net income attributable to Rexnord	74.1	73.0	95.0	13.0	(181.0)	74.1
Dividends on preferred stock	(7.3)	—	—	—	—	(7.3)
Net income attributable to Rexnord common stockholders	66.8	73.0	95.0	13.0	(181.0)	66.8

Comprehensive income	$74.1	$77.5	$86.0	$19.5	$(181.0)	$76.1

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$19.9	$75.2	$112.9	$50.1	$—	$258.1
Investing activities
Expenditures for property, plant and equipment	—	—	(33.0)	(11.9)	—	(44.9)
Acquisitions, net of cash acquired	—	—	(2.0)	(21.4)	—	(23.4)
Proceeds from dispositions of long-lived assets	—	—	4.7	—	—	4.7
Cash dividend from equity method investment	—	—	—	1.3	—	1.3
Net proceeds from divestiture of discontinued operations	—	—	3.0	6.0	—	9.0
Cash used for investing activities	—	—	(27.3)	(26.0)	—	(53.3)
Financing activities
Proceeds from borrowings of debt	—	—	268.0	2.8	—	270.8
Repayments of debt	—	(75.0)	(286.8)	(7.2)	—	(369.0)
Payments of preferred stock dividends	(23.2)	—	—	—	—	(23.2)
Proceeds from exercise of stock options	7.9	—	—	—	—	7.9
Taxes withheld and paid on employees' share-based payment awards	(3.2)	—	—	—	—	(3.2)
Cash used for financing activities	(18.5)	(75.0)	(18.8)	(4.4)	—	(116.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(13.2)	—	(13.2)
Increase in cash, cash equivalents and restricted cash	1.4	0.2	66.8	6.5	—	74.9
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$1.4	$0.2	$107.7	$183.2	$—	$292.5

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$12.3	$313.4	$(161.2)	$64.0	$—	$228.5
Investing activities
Expenditures for property, plant and equipment	—	—	(28.4)	(12.3)	—	(40.7)
Acquisitions, net of cash acquired	—	—	(50.0)	(123.6)	—	(173.6)
Proceeds from dispositions of long-lived assets	—	—	5.3	0.2	—	5.5
Cash used for investing activities	—	—	(73.1)	(135.7)	—	(208.8)
Financing activities
Proceeds from borrowings of debt	—	1,324.0	205.8	—	—	1,529.8
Repayments of debt	—	(1,626.5)	(189.7)	—	—	(1,816.2)
Payment of debt issuance costs	—	(11.0)	—	—	—	(11.0)
Payments of preferred stock dividends	(23.2)	—	—	—	—	(23.2)
Proceeds from exercise of stock options	7.2	—	—	—	—	7.2
Taxes withheld and paid on employees' share-based payment awards	(1.2)	—	—	—	—	(1.2)
Proceeds from financing lease obligation	—	—	5.8	—	—	5.8
Cash (used for) provided by financing activities	(17.2)	(313.5)	21.9	—	—	(308.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	16.6	—	16.6
Decrease in cash, cash equivalents and restricted cash	(4.9)	(0.1)	(212.4)	(55.1)	—	(272.5)
Cash, cash equivalents and restricted cash at beginning of period	4.9	0.1	253.3	231.8	—	490.1
Cash, cash equivalents and restricted cash at end of period	$—	$—	$40.9	$176.7	$—	$217.6

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2017
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net cash (used for) provided by operating activities	$(397.5)	$308.8	$215.7	$68.1	$—	$195.1
Investing activities
Expenditures for property, plant and equipment	—	—	(43.3)	(11.2)	—	(54.5)
Acquisitions, net of cash	—	—	(213.4)	(0.3)	—	(213.7)
Proceeds from dispositions of long-lived assets	—	—	4.2	—	—	4.2
Cash used for investing activities	—	—	(252.5)	(11.5)	—	(264.0)
Financing activities
Proceeds from borrowings of debt	—	1,606.4	—	—	—	1,606.4
Repayments of debt	—	(1,905.3)	—	—	—	(1,905.3)
Payment of debt issuance costs	—	(11.8)	—	—	—	(11.8)
Deferred acquisition payment	—	—	—	(5.7)	—	(5.7)
Proceeds from issuance of preferred stock, net of direct offering costs	389.7	—	—	—	—	389.7
Payments of preferred stock dividends	(4.4)	—	—	—	—	(4.4)
Proceeds from exercise of stock options	11.0	—	—	—	—	11.0
Cash provided by (used for) financing activities	396.3	(310.7)	—	(5.7)	—	79.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(5.5)	—	(5.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(1.2)	(1.9)	(36.8)	45.4	—	5.5
Cash, cash equivalents and restricted cash at beginning of period	6.1	2.0	290.1	186.4	—	484.6
Cash, cash equivalents and restricted cash at end of period	$4.9	$0.1	$253.3	$231.8	$—	$490.1

23. Subsequent Event
On May 10, 2019, the Company acquired substantially all of the assets of East Creek Corporation (d/b/a StainlessDrains.com) for a total preliminary cash purchase price of $24.8 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets acquired. The acquisition of the StainlessDrains.com business, which manufactures stainless steel drains, grates and accessories for industrial and commercial end markets, complements the Company's existing Water Management platform. The Company's financial position and results from operations will include StainlessDrains.com subsequent to May 10, 2019. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. This acquisition is not expected to have a material impact on the Company's consolidated financial statements.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive Proxy Statement for the Company’s fiscal 2020 annual meeting, to be held on or about July 25, 2019 (the "Fiscal 2020 Proxy Statement"), and to the information under the caption "Information about our Executive Officers" in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.rexnordcorporation.com. To obtain a copy, free of charge, please submit a written request to Rexnord Investor Relations, 511 West Freshwater Way, Milwaukee, Wisconsin 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnordcorporation.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Corporate Governance - Directors' Compensation" in the Fiscal 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Proposal 3: Approval of the Amendment to, and Restatement of, the Rexnord Corporation Performance Incentive Plan-Equity Compensation Plan Information" in the Fiscal 2020 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Fiscal 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Fiscal 2020 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2019, 2018 and 2017, and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2019, 2018 and 2017 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2017:
Valuation allowance for trade and notes receivable	4.0	(0.2)	2.0	—	(0.4)	5.4
Valuation allowance for income taxes	24.1	0.9	0.2	—	(3.4)	21.8
Fiscal Year 2018:
Valuation allowance for trade and notes receivable	5.4	0.2	0.6	—	(1.8)	4.4
Valuation allowance for income taxes	21.8	2.1	4.0	—	(4.9)	23.0
Fiscal Year 2019:
Valuation allowance for trade and notes receivable	4.4	(1.3)	0.5	—	(0.5)	3.1
Valuation allowance for income taxes	23.0	13.3	—	2.0	(5.9)	32.4
______________________

(1)	Uncollectible amounts, dispositions charged against the accrual and utilization of net operating losses.

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

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 14, 2019
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

/s/ Todd A. Adams	President, Chief Executive Officer	May 14, 2019
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 14, 2019
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Paul W. Jones	Director	May 14, 2019
Paul W. Jones

/s/ Mark S. Bartlett	Director	May 14, 2019
Mark S. Bartlett

/s/ Thomas D. Christopoul	Director	May 14, 2019
Thomas D. Christopoul

/s/ Theodore D. Crandall	Director	May 14, 2019
Theodore D. Crandall

/s/ David C. Longren	Director	May 14, 2019
David C. Longren

/s/ George C. Moore	Director	May 14, 2019
George C. Moore

/s/ John S. Stroup	Director	May 14, 2019
John S. Stroup

/s/ Robin A. Walker-Lee	Director	May 14, 2019
Robin A. Walker-Lee

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1(a)	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

3.1(b)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (the "Series A Preferred Designations")
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
Exhibit 4.2 to the Company's Form 8-K dated December 1, 2016

4.4	Form of Depositary Receipt for the Depositary Shares	Exhibit A to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2016

4.5	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Company’s Form 8-K dated December 7, 2017

4.6	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.5 hereto)	Exhibit 4.2 to the Company’s Form 8-K dated December 7, 2017

4.7	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to the Company’s Form 8-K dated December 7, 2017

4.8	Description of Common Stock	Registration Statement on Form 8-A/A filed by the Company on July 15, 2014

4.9	Description of Depositary Shares
Registration Statement on Form 8-A filed by the Company on December 7, 2016, which incorporates the descriptions of the Depositary Shares and the underlying Mandatory Convertible Preferred Stock from the sections captioned "Description of Mandatory Convertible Preferred Stock" and "Description of Depositary Shares" in the Company’s Prospectus Supplement, dated December 1, 2016, which constitutes a part of the Registration Statement on Form S-3 (Registration No. 333-193610)

10.1(a)	The Company's 2006 Stock Option Plan, as amended ("2006 Option Plan")* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.4 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.3(a)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 (the "Performance Incentive Plan")*	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(b)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(c)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(d)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(e)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(f)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(g)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(h)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(i)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(j)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated December 13, 2018, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated December 13, 2018

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Agreement and General Release, last signed on June 11, 2018 between Matthew J. Stillings and Rexnord Corporation*	Exhibit 10.1 to the Company’s Form 8-K dated June 11, 2018

10.7	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.8	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.9	Rexnord Corporation Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.10(a)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of May 2019*		X

10.10(b)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of December 2015* (superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015

10.11	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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
Omnibus Amendment, dated as of December 30, 2015, to the Receivables Sale and Servicing Agreement, dated September 26, 2007, and to the Amended and Restated Receivables Funding and Administration Agreement, dated May 20, 2011, by and among Rexnord Funding LLC., as an Originator, as the buyer and as the borrower, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, Rodney Hunt - Fontaine Inc., as an originator, GA Industries, LLC, as an originator, Rexnord Industries, LLC, as the servicer, General Electric Company as successor by merger to General Electric Capital Corporation, as administrative agent, and the swing line lender and the lenders signatory thereto
Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2015

10.14(e)
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
Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018

10.14(f)
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
Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2018

10.14(g)
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
Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2018

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