Form 10-Q
period 2019-09-30
Rexnord Corp
filed 2019-10-30
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2019
Rexnord Corporation Common Stock, $0.01 par value per share	105,956,411 shares

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

General

Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020, and the second quarter of fiscal 2020 and 2019 means the fiscal quarters ended September 30, 2019 and September 30, 2018, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$319.8	$292.5
Receivables, net	301.0	334.3
Inventories	344.6	316.5
Other current assets	48.1	39.6
Total current assets	1,013.5	982.9
Property, plant and equipment, net	373.1	383.0
Intangible assets, net	499.2	511.5
Goodwill	1,310.5	1,299.7
Other assets	114.7	82.6
Total assets	$3,311.0	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.5	$1.2
Trade payables	158.7	191.7
Compensation and benefits	53.4	63.7
Current portion of pension and postretirement benefit obligations	3.3	3.3
Other current liabilities	127.9	137.1
Total current liabilities	344.8	397.0

Long-term debt	1,249.3	1,236.8
Pension and postretirement benefit obligations	150.8	158.0
Deferred income taxes	127.7	125.9
Other liabilities	117.0	111.0
Total liabilities	1,989.6	2,028.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 105,951,498 at September 30, 2019 and 104,842,299 at March 31, 2019	1.0	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 402,500 at September 30, 2019 and March 31, 2019	0.0	0.0
Additional paid-in capital	1,307.2	1,293.5
Retained earnings	122.2	30.7
Accumulated other comprehensive loss	(111.7)	(96.6)
Total Rexnord stockholders' equity	1,318.7	1,228.6
Non-controlling interest	2.7	2.4
Total stockholders' equity	1,321.4	1,231.0
Total liabilities and stockholders' equity	$3,311.0	$3,259.7
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$521.3	$524.8	$1,029.6	$1,028.4
Cost of sales	313.1	321.6	619.8	629.7
Gross profit	208.2	203.2	409.8	398.7
Selling, general and administrative expenses	108.8	109.6	218.3	221.4
Restructuring and other similar charges	2.1	3.7	5.3	6.8
Amortization of intangible assets	8.8	8.5	17.5	17.0
Income from operations	88.5	81.4	168.7	153.5
Non-operating expense:
Interest expense, net	(15.3)	(18.7)	(30.8)	(37.3)
Gain on the extinguishment of debt	3.2	—	3.2	—
Other (expense) income, net	(0.3)	—	(1.8)	1.7
Income before income taxes	76.1	62.7	139.3	117.9
Provision for income taxes	(19.5)	(17.2)	(34.3)	(31.7)
Equity method investment income	0.1	0.7	0.2	2.2
Net income from continuing operations	56.7	46.2	105.2	88.4
Loss from discontinued operations, net of tax	—	(83.7)	(1.8)	(126.5)
Net income (loss)	56.7	(37.5)	103.4	(38.1)
Non-controlling interest income	0.1	0.1	0.3	0.2
Net income (loss) attributable to Rexnord	56.6	(37.6)	103.1	(38.3)
Dividends on preferred stock	(5.8)	(5.8)	(11.6)	(11.6)
Net income (loss) attributable to Rexnord common stockholders	$50.8	$(43.4)	$91.5	$(49.9)

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.48	$0.39	$0.88	$0.73
Discontinued operations	$—	$(0.80)	$(0.02)	$(1.21)
Net income (loss)	$0.48	$(0.42)	$0.87	$(0.48)
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.46	$0.37	$0.85	$0.71
Discontinued operations	$—	$(0.68)	$(0.01)	$(1.18)
Net income (loss)	$0.46	$(0.30)	$0.83	$(0.46)
Weighted-average number of shares outstanding (in thousands):
Basic	106,007	104,570	105,637	104,455
Effect of dilutive equity securities	17,913	18,806	18,004	2,921
Diluted	123,920	123,376	123,641	107,376

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss) attributable to Rexnord	$56.6	$(37.6)	$103.1	$(38.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15.0)	(0.9)	(15.5)	(36.6)
Net change in unrealized losses on interest rate derivatives, net of tax	—	2.0	—	4.0
Change in pension and postretirement defined benefit plans, net of tax	(0.1)	0.4	0.4	0.2
Other comprehensive (loss) income, net of tax	(15.1)	1.5	(15.1)	(32.4)
Non-controlling interest income	0.1	0.1	0.3	0.2
Total comprehensive income (loss)	$41.6	$(36.0)	$88.3	$(70.5)

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 30, 2019	September 30, 2018
Operating activities
Net income (loss)	$103.4	$(38.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	25.2	31.2
Amortization of intangible assets	17.5	17.3
Non-cash asset impairment	—	126.0
Deferred income taxes	2.2	(16.6)
Other non-cash charges	2.4	6.2
Gain on the extinguishment of debt	(3.2)	—
Stock-based compensation expense	12.8	11.8
Changes in operating assets and liabilities:
Receivables	15.4	(14.5)
Inventories	(30.0)	(39.7)
Other assets	(12.9)	(1.8)
Accounts payable	(31.4)	(16.1)
Accruals and other	(15.1)	9.4
Cash provided by operating activities	86.3	75.1

Investing activities
Expenditures for property, plant and equipment	(13.2)	(17.6)
Acquisitions, net of cash acquired	(25.1)	(2.0)
Proceeds from dispositions of long-lived assets	2.0	3.5
Net payments associated with divestiture of discontinued operations	(1.3)	—
Cash used for investing activities	(37.6)	(16.1)

Financing activities
Proceeds from borrowings of debt	—	209.7
Repayments of debt	(5.4)	(227.6)
Proceeds from exercise of stock options	6.9	5.0
Taxes withheld and paid on employees' share-based payment awards	(5.7)	(3.2)
Payments of preferred stock dividends	(11.6)	(11.6)
Cash used for financing activities	(15.8)	(27.7)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(10.2)
Increase in cash and cash equivalents	27.3	21.1
Cash, cash equivalents and restricted cash at beginning of period	292.5	217.6
Cash, cash equivalents and restricted cash at end of period	$319.8	$238.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2016-13 is effective for the Company in the first quarter of fiscal year 2021. The Company expects that it will adopt the ASU using a modified-retrospective approach. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not anticipate that the guidance will materially impact its consolidated financial statements.
In August 2018, FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for the Company in fiscal 2021 on a retroactive basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption.

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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted the standard effective April 1, 2019, and did not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there was no impact on the Company’s condensed consolidated financial position, results of operations, and cash flows as a result of the adoption of the ASU.
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

2. Acquisitions
Fiscal Year 2020
On May 10, 2019, the Company acquired substantially all of the assets of East Creek Corporation (d/b/a StainlessDrains.com), a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million, excluding transaction costs and net of cash acquired. StainlessDrains.com, headquartered in Greenville, Texas, added complementary product lines to the Company's existing Water Management platform.
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

During the second quarter of fiscal 2020, the Company acquired the remaining non-controlling interest in a Process and Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's condensed consolidated statements of operations or financial position.

Fiscal Year 2019
On January 23, 2019, the Company acquired an additional 47.5% interest in Centa MP (Hong Kong) Co., Limited ("Centa China"), a joint venture in which the Company previously maintained a 47.5% non-controlling interest, for $21.4 million, net of cash held by the former joint venture. Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within the Company's Process & Motion Control platform, provides the Company with the opportunity to expand its product offerings within its Asia Pacific end markets. Prior to this transaction, the Company accounted for its non-controlling interest in Centa China as an equity method investment. The acquisition of the additional 47.5% interest was considered to be an acquisition achieved in stages, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including: (i) the price negotiated with the selling shareholder for the 47.5% equity interest in Centa China, (ii) an income valuation model (discounted cash flow), and (iii) current trading multiples for comparable companies. Based on this analysis, during the fourth quarter of fiscal 2019, the Company recognized a $0.2 million gain on the remeasurement of the previously held equity method investment and a $1.8 million loss associated with the historical foreign currency translation adjustments associated with the equity method investment. The preliminary purchase price for this business combination is estimated as follows (in millions):

Fair value of consideration transferred:
Cash paid, net of cash acquired	$21.4
Other items to be allocated to identifiable assets acquired and liabilities assumed
Book value of investment in Centa China at the acquisition date	21.8
Gain recognized from step acquisition	0.2
Fair value of remaining non-controlling interest	2.3
Total	$45.7

The Company allocated the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation was adjusted during the first and second quarters of fiscal 2020, resulting in a reduction to goodwill of $0.3 million, primarily related to the refinement of the estimated fair value of intangible assets and other working capital acquired. As of September 30, 2019, the preliminary purchase price allocation associated with this acquisition resulted in non-tax deductible goodwill of $19.8 million, other intangible assets of $20.1 million (including tradenames of $1.3 million and $18.8 million of customer relationships), $8.0 million of trade working capital and other net liabilities of $2.2 million. The Company is continuing to evaluate the initial purchase price allocations primarily related to the finalization of the amount of net working capital acquired as well as the related income tax analysis for this acquisition, which will be completed within the one year period following the acquisition date.
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
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the fiscal 2020 and 2019 acquisitions have not been presented because they are not significant to the Company's condensed consolidated statements of operations or financial position.

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
The following table summarizes the Company's restructuring and other similar charges during the three and six months ended September 30, 2019 and September 30, 2018 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended September 30, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.8	$0.1	$—	$1.9
Contract termination and other associated costs	0.2	—	—	0.2
Total restructuring and other similar costs	$2.0	$0.1	$—	$2.1

	Restructuring and Other Similar Charges Six Months Ended September 30, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$4.4	$0.4	$—	$4.8
Contract termination and other associated costs	0.5	—	—	0.5
Total restructuring and other similar costs	$4.9	$0.4	$—	$5.3

	Restructuring and Other Similar Charges Three Months Ended September 30, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.9	$—	$—	$1.9
Contract termination and other associated costs	0.8	—	1.0	1.8
Total restructuring and other similar costs	$2.7	$—	$1.0	$3.7

	Restructuring and Other Similar Charges Six Months Ended September 30, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$3.7	$0.3	$0.6	$4.6
Contract termination and other associated costs	1.0	0.1	1.1	2.2
Total restructuring and other similar costs	$4.7	$0.4	$1.7	$6.8

The following table summarizes the activity in the Company's restructuring accrual for the six months ended September 30, 2019 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2019 (1)	$2.4	$1.9	$4.3
Charges	4.8	0.5	5.3
Cash payments	(3.2)	(1.2)	(4.4)
Restructuring accrual, September 30, 2019 (1)	$4.0	$1.2	$5.2
____________________

(1)	The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $0.7 million and $1.3 million during the three and six months ended September 30, 2019, and $1.2 million and $2.5 million during the three and six months ended September 30, 2018. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

4. Discontinued Operations

During fiscal 2019, the Company completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which was finalized in fiscal 2020. As a result of these adjustments and other related costs, the Company recognized an additional $1.8 million loss on the sale of discontinued operations during the six months ended September 30, 2019.

The major components of Loss from discontinued operations, net of tax presented in the condensed consolidated statements of operations consisted of the following (in millions):

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$—	$49.0	$—	$97.0
Cost of sales	—	37.8	—	74.7
Selling, general and administrative expenses	—	11.8	—	24.9
Amortization of intangible assets	—	—	—	0.3
Non-cash asset impairment (1)	—	82.0	—	126.0
Loss on sale of discontinued operations	—	—	1.8	—
Other non-operating expenses, net	—	0.6	—	2.3
Loss from discontinued operations before income tax	—	(83.2)	(1.8)	(131.2)
Income tax (expense) benefit	—	(0.5)	—	4.7
Loss from discontinued operations, net of tax	$—	$(83.7)	$(1.8)	$(126.5)
____________________
(1)    The Company recorded non-cash impairments of $82.0 million and $126.0 million during the three and six months ended September 30, 2018, respectively, to reflect the Company's estimated fair value less costs to sell the VAG business based on the value of preliminary bids received at that time.
The condensed consolidated statements of cash flows for the prior period presented has not been adjusted to separately disclose cash flows related to discontinued operations. However, the capital expenditures, depreciation, amortization and other significant non-cash amounts associated with the discontinued operations were as follows (in millions):

Six Months Ended
September 30, 2018
Depreciation	$4.1
Amortization of intangible assets	0.3
Non-cash asset impairment	126.0
Stock-based compensation	0.2
Capital expenditures	1.5

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following table presents our revenue disaggregated by customer type and geography (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Original equipment manufacturers/end users	$193.4	$198.5	$379.6	$384.2
Maintenance, repair, and operations	143.6	150.2	287.5	296.9
Total Process & Motion Control	$337.0	$348.7	$667.1	$681.1

Water safety, quality, flow control and conservation	$171.7	$164.1	$336.7	$322.9
Water infrastructure	12.6	12.0	25.8	24.4
Total Water Management	$184.3	$176.1	$362.5	$347.3

	Three Months Ended September 30, 2019		Six Months Ended September 30, 2019
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$216.6	$180.4	$431.0	$355.2
Europe	73.3	—	145.7	—
Rest of world	47.1	3.9	90.4	7.3
Total	$337.0	$184.3	$667.1	$362.5

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$226.9	$172.2	$440.8	$339.7
Europe	84.7	—	166.9	—
Rest of world	37.1	3.9	73.4	7.6
Total	$348.7	$176.1	$681.1	$347.3

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
The following table presents changes in the Company’s contract assets and liabilities during the six months ended September 30, 2019 (in millions):

	Balance Sheet Classification	March 31, 2019	Additions	Deductions	September 30, 2019
Contract assets	Receivables, net	$2.6	$1.0	$(2.2)	$1.4
Contract liabilities (1)	Other current liabilities	$5.1	$10.8	$(10.1)	$5.8

____________________

(1)	Contract liabilities are reduced when revenue is recognized.
Backlog
The Company has backlog of $392.1 million as of September 30, 2019, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 80% of the unsatisfied performance obligations as revenue in fiscal 2020 and the remaining 20% in fiscal 2021 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2019, the contract assets capitalized, as well as amortization recognized in fiscal 2020, are not significant and there have been no impairment losses recognized.

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
The income tax provision was $19.5 million in the second quarter of fiscal 2020 compared to $17.2 million in the second quarter of fiscal 2019. The effective income tax rate for the second quarter of fiscal 2020 was 25.6% versus 27.4% in the second quarter of fiscal 2019. The effective income tax rate for the second quarter of fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the second quarter of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes at higher statutory rates, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of excess tax benefits associated with share-based payments.
The income tax provision recorded in the first six months of fiscal 2020 was $34.3 million compared to $31.7 million recorded in the first six months of fiscal 2019. The effective income tax rate for the first six months of fiscal 2020 was 24.6% versus 26.9% in the first six months of fiscal 2019. The effective income tax rate for the first six months of fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes at higher statutory rates, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the first six months of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes at higher statutory rates, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes partially offset by the recognition of income tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country-enacted rate reduction.
The Company’s total liability for net unrecognized tax benefits as of September 30, 2019 and March 31, 2019 was $20.7 million and $21.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of both September 30, 2019 and March 31, 2019, the total amount of gross, unrecognized income tax benefits included $4.3 million of accrued interest and penalties. The Company recognized $0.1 million of net interest and penalties as income tax expense during the six months ended September 30, 2019 as well as for the six months ended September 30, 2018.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service (IRS) of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. During the first six months of fiscal 2020, VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities' income tax returns for the tax years ended March 31, 2014 through 2017. The Company anticipates the related fieldwork will begin during the third quarter of fiscal 2020. During the second quarter of fiscal 2019, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015 and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2015 or significant foreign income tax examinations for years ending prior to fiscal 2014.

7. Earnings per Share
The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Basic net income (loss) per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$56.7	$46.2	$105.2	$88.4
Less: Non-controlling interest income	0.1	0.1	0.3	0.2
Less: Dividends on preferred stock	5.8	5.8	11.6	11.6
Net income from continuing operations attributable to Rexnord common stockholders	$50.8	$40.3	$93.3	$76.6

Loss from discontinued operations, net of tax	—	(83.7)	(1.8)	(126.5)

Net income (loss) attributable to Rexnord common stockholders	$50.8	$(43.4)	$91.5	$(49.9)

Denominator:
Weighted-average common shares outstanding, basic	106,007	104,570	105,637	104,455

Diluted net income (loss) per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$56.7	$46.2	$105.2	$88.4
Less: Non-controlling interest income	0.1	0.1	0.3	0.2
Less: Dividends on preferred stock (1)	—	—	—	11.6
Net income from continuing operations attributable to Rexnord common stockholders	$56.6	$46.1	$104.9	$76.6

Loss from discontinued operations, net of tax	$—	$(83.7)	$(1.8)	$(126.5)

Net income (loss) attributable to Rexnord common stockholders	$50.8	$(43.4)	$91.5	$(49.9)
Plus: Dividends on preferred stock (1)	5.8	5.8	11.6	—
Net income (loss) attributable to Rexnord common stockholders	$56.6	$(37.6)	$103.1	$(49.9)

Denominator:
Weighted-average common shares outstanding, basic	106,007	104,570	105,637	104,455
Effect of dilutive equity securities	1,934	2,826	2,025	2,921
Preferred stock under the "if-converted" method	15,979	15,980	15,979	—
Weighted-average common shares outstanding, diluted	123,920	123,376	123,641	107,376
____________________

(1)	The "if-converted" method was dilutive for the six months ended September 30, 2019, and quarters ended September 30, 2019 and September 30, 2018, respectively.
The computation of diluted net income (loss) per share for the three months and six months ended September 30, 2019 excludes 1.2 million and 1.8 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation of diluted net income (loss) per share for the three months and six months ended September 30, 2018 excludes 0.5 million and 0.9 million shares, respectively, related to equity awards due to their anti-dilutive effects.
The computation for diluted net loss per share for the six months ended September 30, 2018 also does not include shares of preferred stock that are convertible into a weighted average 16.0 million common shares, because to do so would have been anti-dilutive.

8. Stockholders' Equity

Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Total comprehensive (loss) income	—	—	—	(0.7)	(33.9)	0.1	(34.5)
Stock-based compensation expense	—	—	6.0	—	—	—	6.0
Proceeds from exercise of stock options	—	—	2.9	—	—	—	2.9
Taxes withheld and paid on employees' share-based payment awards	—	—	(0.4)	—	—	—	(0.4)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2018	$1.0	$—	$1,286.3	$1.5	$(108.0)	$0.2	$1,181.0
Total comprehensive (loss) income	0.0	—	—	(37.6)	1.5	0.1	(36.0)
Stock-based compensation expense	—	—	5.8	—	—	—	5.8
Proceeds from exercise of stock options	—	—	(1.1)	—	—	—	(1.1)
Taxes withheld and paid on employees' share-based payment awards	—	—	0.4	—	—	—	0.4
Preferred stock dividends ($14.375 per share)	—	—	(5.8)	—	—	—	(5.8)
Balance at September 30, 2018	$1.0	$—	$1,285.6	$(36.1)	$(106.5)	$0.3	$1,144.3

	Common stock (1)	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Total comprehensive income	—	—	—	46.5	—	0.2	46.7
Stock-based compensation expense	—	—	6.9	—	—	—	6.9
Proceeds from exercise of stock options	—	—	4.8	—	—	—	4.8
Taxes withheld and paid on employees' share-based payment awards	—	—	(5.7)	—	—	—	(5.7)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2019	$1.0	$—	$1,299.5	$71.4	$(96.6)	$2.6	$1,277.9
Total comprehensive income (loss)	—	—	—	56.6	(15.1)	0.1	41.6
Stock-based compensation expense	—	—	5.9	—	—	—	5.9
Proceeds from exercise of stock options	—	—	2.1	—	—	—	2.1
Taxes withheld and paid on employees' share-based payment awards	—	—	—	—	—	—	—
Acquisition of non-controlling interest	—	—	(0.3)	—	—	—	(0.3)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at September 30, 2019	$1.0	$—	$1,307.2	$122.2	$(111.7)	$2.7	$1,321.4
____________________

(1)
For the three and six months ended September 30, 2019, the Company issued 138,041 and 1,109,199 shares of common stock, respectively, upon exercise of stock options and vesting of restricted stock units and performance stock units.

(2)
During fiscal 2019, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries. During the second quarter of fiscal 2020, the Company acquired the remaining 30% non-controlling interest associated with one of the aforementioned Process & Motion Control joint ventures for a cash purchase price of $0.3 million. During the second quarter of fiscal 2020, represents a 30% non-controlling interest in the remaining Process & Motion Control controlled subsidiary and a 5% non-controlling interest in another Process & Motion Control joint venture relationship.

Preferred Stock
As of September 30, 2019, there are 402,500 shares of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") outstanding. Unless converted earlier, each share of Series A Preferred Stock will convert automatically on the mandatory conversion date, which is November 15, 2019, into between 39.7020 and 47.6420 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on a defined average volume weighted average price per share of the Company’s common stock to be determined on November 12, 2019. Holders of the Series A Preferred Stock may elect on a voluntary basis to convert their shares into common stock at the minimum exchange ratio at any time prior to the mandatory conversion date.
Dividends accumulate from the issuance date. Rexnord may pay such dividends in cash or, subject to certain limitations, by delivery of shares of the Company's common stock or through any combination of cash and shares of the Company's common stock as determined by the Company in its sole discretion. Any unpaid dividends will continue to accumulate. Dividends are payable quarterly, ending on November 15, 2019; subsequent to the end of the second quarter of fiscal 2020, the Company's Board of Directors declared the final quarterly dividend on the Series A Preferred Stock to stockholders of record as of November 1, 2019. The shares of Series A Preferred Stock have a liquidation preference of $1,000 per share, plus accrued but unpaid dividends. With respect to dividend and liquidation rights, the Series A Preferred Stock ranks senior to the Company's common stock and junior to all existing and future indebtedness.
During the three and six months ended September 30, 2019, the Company paid $5.8 million and $11.6 million of dividends on the Series A Preferred Stock, respectively. As of September 30, 2019, there were no dividends in arrears on the Series A Preferred Stock. See Note 19, Public Offering and Common Stock Repurchases, to the audited consolidated financial statements of the Company's fiscal 2019 Annual Report on Form 10-K for further information regarding stockholders' equity.

9. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2019 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2019	$0.8	$(60.1)	$(37.3)	$(96.6)
Other comprehensive loss before reclassifications	—	(15.5)	—	(15.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive (loss) income	—	(15.5)	0.4	(15.1)
Balance at September 30, 2019	$0.8	$(75.6)	$(36.9)	$(111.7)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended September 30, 2019 and September 30, 2018 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.1)	$(0.3)	$(0.2)	$(0.6)	Other (expense) income, net
Settlement	—	—	0.8	—	Other (expense) income, net
Provision (benefit) for income taxes	—	0.1	(0.2)	0.2
Total net of tax	$(0.1)	$(0.2)	$0.4	$(0.4)

Interest rate derivatives
Net realized losses on interest rate hedges	$—	$2.7	$—	$5.3	Interest expense, net
Benefit for income taxes	—	(0.7)	—	(1.3)
Total net of tax	$—	$2.0	$—	$4.0

10. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 30, 2019	March 31, 2019
Finished goods	$158.8	$147.3
Work in progress	46.1	39.8
Purchased components	79.1	76.7
Raw materials	61.2	53.9
Inventories at First-in, First-Out ("FIFO") cost	345.2	317.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(0.6)	(1.2)
	$344.6	$316.5

11. Goodwill and Intangible Assets

The changes in the net carrying value of goodwill for the six months ended September 30, 2019 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2019	$1,125.2	$174.5	$1,299.7
Currency translation adjustments	(2.8)	—	(2.8)
Acquisition (1)	—	13.9	13.9
Purchase accounting adjustments	(0.3)	—	(0.3)
Net carrying amount as of September 30, 2019	$1,122.1	$188.4	$1,310.5
____________________
(1)    Refer to Note 2, Acquisitions for additional information regarding acquisitions.
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2019 and March 31, 2019 are as follows (in millions):

		September 30, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$50.9	$(40.5)	$10.4
Customer relationships (including distribution network)	13 years	717.4	(537.6)	179.8
Tradenames	13 years	40.8	(12.7)	28.1
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,090.0	$(590.8)	$499.2

		March 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$50.9	$(39.8)	$11.1
Customer relationships (including distribution network)	13 years	713.5	(523.1)	190.4
Tradenames	13 years	40.4	(11.3)	29.1
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,085.7	$(574.2)	$511.5

Intangible asset amortization expense totaled $8.8 million and $17.5 million for the three and six months ended September 30, 2019. Intangible asset amortization expense totaled $8.5 million and $17.0 million for the three and six months ended September 30, 2018. Tradenames and customer relationship intangible assets acquired during fiscal 2020 were assigned a weighted average useful life of 15 years and 14 years, respectively.

The Company expects to recognize amortization expense on the intangible assets subject to amortization of $34.9 million in fiscal year 2020 (inclusive of $17.5 million of amortization expense recognized in the six months ended September 30, 2019), $33.9 million in fiscal year 2021, $29.6 million in fiscal year 2022, $15.3 million in fiscal year 2023, $14.5 million in fiscal year 2024 and $14.1 million in fiscal year 2025.
12. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 30, 2019	March 31, 2019
Contract liabilities	$5.8	$5.1
Sales rebates	33.1	35.3
Commissions	6.5	6.8
Restructuring and other similar charges (1)	5.2	4.3
Product warranty (2)	7.1	7.2
Risk management (3)	10.7	10.5
Legal and environmental	1.9	2.6
Taxes, other than income taxes	14.0	7.8
Income tax payable	10.6	20.3
Interest payable	7.7	7.7
Current portion of operating lease liability (4)	10.5	—
Other	14.8	29.5
	$127.9	$137.1
____________________

(1)	See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.

(2)	See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.

(3)	Includes projected liabilities related to losses arising from automobile, general and product liability claims.

(4)	See more information related to leases within Note 18, Leases.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2019	March 31, 2019
Term loan (1)	$719.0	$718.4
4.875% Senior Notes due 2025 (2)	495.4	495.0
Finance leases and other subsidiary debt (3)	36.4	24.6
Total	1,250.8	1,238.0
Less current maturities	1.5	1.2
Long-term debt	$1,249.3	$1,236.8
____________________

(1)	Includes unamortized debt issuance costs of $6.0 million and $6.6 million at September 30, 2019 and March 31, 2019, respectively.

(2)	Includes unamortized debt issuance costs of $4.6 million and $5.0 million at September 30, 2019 and March 31, 2019, respectively.

(3)	See more information related to finance leases within Note 18, Leases.
Senior Secured Credit Facility
At September 30, 2019, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) an $800.0 million term loan facility and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. On January 9, 2019, the Company made a voluntary prepayment on its Term Loan of $75.0 million. During August 2018, the Company met the required rating of the Credit Agreement allowing the applicable margin under the Term Loan to be reduced from 2.25% to 2.00%. At September 30, 2019, the borrowings under the Term Loan had a weighted-average effective interest rate of 4.02%, determined as the London Interbank Offered Rate (“LIBOR”) (subject to a 0% floor) plus an applicable margin of 2.00%. The weighted-average interest rate for the six months ended September 30, 2019, was 4.36% determined as LIBOR (subject to a 0.0% floor) plus an applicable margin of 2.00%. No amounts were borrowed under the revolving credit facility at September 30, 2019 or March 31, 2019; however, $5.4 million and $5.6 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at September 30, 2019 and March 31, 2019, respectively.
As of September 30, 2019, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.2 to 1.0 as of September 30, 2019.
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
At September 30, 2019 and March 31, 2019, the Company's borrowing capacity under the Securitization was $100.0 million, based on the current accounts receivables balance. No amount was borrowed under the Securitization as of September 30, 2019 or March 31, 2019. In addition, $6.9 million and $7.1 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at September 30, 2019 and March 31, 2019, respectively. As of September 30, 2019, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
Other Subsidiary Debt
Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years, bearing an interest rate of approximately 2.0% per annum. Under the terms of the financing agreements and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt. During the third quarter of fiscal year 2019, $23.4 million of the associated loans and $17.9 million of the related loans receivable were forgiven by both the Investors and the Company resulting in a non-cash gain on debt extinguishment of $5.0 million , net of the write-off of $0.5 million of unamortized debt issuance costs associated with the forgiven debt. During the second quarter of fiscal year 2020, the remaining $14.0 million of aggregate loans and $9.7 million of loans receivable remaining were also jointly forgiven by the Company and the Investors. Accordingly, the

Company recognized a non-cash gain on debt extinguishment of $3.2 million during the three and six months ended September 30, 2019. As of September 30, 2019 there are no outstanding balances related to the New Market Tax Credit related debt.
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

Foreign Exchange Contracts
The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. The amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts for the three and six months ended September 30, 2019 and 2018 were not material.

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
Fair Value of Financial Instruments
There were no transfers of assets between levels at September 30, 2019 and March 31, 2019, respectively.
As of September 30, 2019 and March 31, 2019, the fair value of foreign currency forward contract assets classified within Level 2 was immaterial.

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

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2019 and March 31, 2019 (in millions):

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$3.6	$3.8	$—	$7.4
Deferred compensation liabilities	7.6	—	—	7.6

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$2.3	$3.7	$—	$6.0
Deferred compensation liabilities	6.1	—	—	6.1

Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2019 and March 31, 2019 due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2019 and March 31, 2019 was approximately $1,280.0 million and $1,238.1 million, respectively. The fair value is based on quoted market prices for the same instruments.
16. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	September 30, 2019	September 30, 2018
Balance at beginning of period	$7.2	$7.7
Charged to operations	0.9	1.5
Claims settled	(1.0)	(1.2)
Balance at end of period	$7.1	$8.0

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

Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2019, Zurn and numerous other unrelated companies were defendants in approximately 5,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of September 30, 2019, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $40.0 million, of which Zurn expects its insurance carriers to pay approximately $30.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $40.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2019, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
As of September 30, 2019, the Company had a recorded receivable from its insurance carriers of $40.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

17. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Pension Benefits:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	5.4	5.8	11.0	11.6
Expected return on plan assets	(5.6)	(6.6)	(11.3)	(13.2)
Settlement	—	—	0.8	—
Net periodic (credit) benefit cost	$(0.1)	$(0.7)	$0.7	$(1.4)
Other Postretirement Benefits:
Interest cost	$0.1	$0.2	$0.3	$0.4
Amortization:
Prior service credit	(0.1)	(0.3)	(0.2)	(0.6)
Net periodic (credit) benefit cost	$—	$(0.1)	$0.1	$(0.2)

The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations while the other components of net periodic benefit cost are presented within Other (expense) income, net.

During the first six months of fiscal 2020 and 2019, the Company made contributions of $0.2 million and $1.1 million, respectively, to its U.S. qualified pension plan trusts.

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

The Company has lease agreements that include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of the underlying assets. The term of the Company’s leases generally reflects the non-cancellable period of the lease. Some of the Company’s lease agreements include options to extend or terminate the lease, which are excluded from the minimum lease terms unless the Company is reasonably certain the option will be exercised. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and are instead recognized on a straight-line basis over the lease term.

Right-of-use (“ROU”) assets and liabilities are recognized in the condensed consolidated balance sheets based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the lease commencement date, any initial direct costs incurred, and are reduced by lease incentives received. As most of the Company’s leases do not provide an implicit rate, the present value of lease payments is determined using the Company’s incremental borrowing rate at the commencement date of the lease. Lease payments included in the measurement of the lease liabilities are comprised of fixed payments, variable payments that depend on an index or rate, and amounts probable to be paid if an option is reasonably certain to be exercised. Variable lease payments, typically based on usage of the asset or changes in an index or rate, are excluded from the lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

ROU assets and lease liability balances recorded on the condensed consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	September 30, 2019
Assets:
Operating ROU assets	Other assets	$40.9
Finance ROU assets	Property, plant and equipment, net (1)	27.0
Total ROU assets		$67.9

Liabilities:
Current
Operating	Other current liabilities	$10.5
Finance	Current maturities of debt	0.3
Non-current
Operating	Other liabilities	32.9
Finance	Long-term debt	26.9
Total lease liabilities		$70.6
____________________

(1)	Finance lease assets are recorded net of accumulated amortization of $0.5 million as of September 30, 2019.
The components of lease expense reported in the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended	Six Months Ended
	September 30, 2019
Operating lease expenses (1)	$3.7	$7.3
Finance lease expenses:
Depreciation of finance ROU assets (1)	0.3	0.5
Interest on lease liabilities (2)	0.4	0.7
Total finance lease expense	0.7	1.2
Variable and short-term lease expense (1)	1.1	2.3
Total lease expense	$5.5	$10.8
____________________

(1)	Included in cost of sales and selling, general and administrative expenses.

(2)	Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of September 30, 2019 are as follows (in millions):

Years ending March 31,	Operating Leases (1)	Finance Leases (1)
2020 (excluding the six months ended September 30, 2019)	$6.4	$1.0
2021	10.8	1.9
2022	8.6	1.9
2023	7.5	1.9
2024	5.0	1.9
Thereafter	10.2	46.1
Total future minimum lease payments	48.5	54.7
Less: Imputed interest	(5.1)	(27.5)
Total lease liabilities	$43.4	$27.2
____________________

(1)	Excludes legally binding minimum lease payments for leases signed but not yet commenced.

Future minimum rental payments for leases with initial terms in excess of one year as of March 31, 2019 are as follows (in millions):

Years ending March 31:
2020	$14.6
2021	11.8
2022	9.6
2023	8.7
2024	6.4
Thereafter	56.3
Total future minimum lease payments	$107.4

The weighted-average remaining lease terms and discount rates for leases are as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease terms (years):
Operating leases	5.1
Finance leases	28.8
Weighted-average discount rate:
Operating leases	4.0%
Finance leases	5.7%

Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

Six Months Ended
September 30, 2019
Operating cash flows from operating leases	$7.1
Operating cash flows from finance leases	0.8
Financing cash flows from finance leases	0.2

ROU assets obtained in exchange for lease liabilities are as follows (in millions):

Six Months Ended
September 30, 2019
Operating leases	$2.8

Sale-Leaseback Transaction:
During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downers Grove, Illinois. In accordance with the sale-leaseback guidance of ASC 840, the property did not qualify for sale accounting and as a result was accounted for as a financing transaction. No gain or loss was recognized in connection with this transaction. Upon the Company's adoption of ASC 842 on April 1, 2019, this financing transaction did not qualify for sale-leaseback accounting under the requirements of ASC 842 and, accordingly, continued to be accounted for as a financing obligation. The financing obligation and related asset of $4.6 million and $3.0 million, respectively, are recorded in Property, plant and equipment, net and Other liabilities in the condensed consolidated balance sheet as of September 30, 2019.
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

19. Stock-Based Compensation
The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three and six months ended September 30, 2019, the Company recognized $5.9 million and $12.8 million of stock-based compensation expense, respectively. For the three and six months ended September 30, 2018, the Company recognized $5.7 million and $11.6 million, respectively, of stock-based compensation expense.
During the six months ended September 30, 2019, the Company granted the following stock options, restricted stock units, and performance stock units to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	154,934	$9.50
Restricted stock units	415,666	$27.51
Performance stock units	316,835	$27.52

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

Business Segment Information:
(in Millions)

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales
Process & Motion Control	$337.0	$348.7	$667.1	$681.1
Water Management (1)	184.3	176.1	362.5	347.3
Consolidated net sales	521.3	524.8	1,029.6	1,028.4
Income from operations
Process & Motion Control	58.3	56.4	113.4	106.3
Water Management (1)	43.7	41.3	83.7	77.8
Corporate	(13.5)	(16.3)	(28.4)	(30.6)
Consolidated income from operations	88.5	81.4	168.7	153.5
Non-operating expense:
Interest expense, net	(15.3)	(18.7)	(30.8)	(37.3)
Gain on the extinguishment of debt	3.2	—	3.2	—
Other (expense) income, net	(0.3)	—	(1.8)	1.7
Income before income taxes	76.1	62.7	139.3	117.9
Provision for income taxes	(19.5)	(17.2)	(34.3)	(31.7)
Equity method investment income	0.1	0.7	0.2	2.2
Net income from continuing operations	56.7	46.2	105.2	88.4
Loss from discontinued operations, net of tax	—	(83.7)	(1.8)	(126.5)
Net income (loss)	56.7	(37.5)	103.4	(38.1)
Non-controlling interest income	0.1	0.1	0.3	0.2
Net income (loss) attributable to Rexnord	56.6	(37.6)	103.1	(38.3)
Dividends on preferred stock	(5.8)	(5.8)	(11.6)	(11.6)
Net income (loss) attributable to Rexnord common stockholders	$50.8	$(43.4)	$91.5	$(49.9)

Depreciation and amortization
Process & Motion Control	$15.0	$15.7	$29.6	$31.7
Water Management (1)	6.6	6.2	12.9	12.4
Corporate	0.1	—	0.2	—
Consolidated	$21.7	$21.9	$42.7	$44.1
Capital expenditures
Process & Motion Control	$5.9	$4.4	$10.4	$13.3
Water Management (1)	1.5	1.5	2.8	2.8
Consolidated	$7.4	$5.9	$13.2	$16.1

____________________

(1)	Amounts reflect Water Management continuing operations.

21. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of September 30, 2019 and March 31, 2019, and for the three and six month periods ended September 30, 2019 and 2018 for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
September 30, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.3	$1.1	$115.2	$202.2	$—	$319.8
Receivables, net	—	—	198.1	102.9	—	301.0
Inventories	—	—	235.5	109.1	—	344.6
Other current assets	—	—	19.8	28.3	—	48.1
Total current assets	1.3	1.1	568.6	442.5	—	1,013.5
Property, plant and equipment, net	—	—	249.3	123.8	—	373.1
Intangible assets, net	—	—	404.7	94.5	—	499.2
Goodwill	—	—	1,031.0	279.5	—	1,310.5
Investment in:
Issuer subsidiaries	1,312.2	—	—	—	(1,312.2)	—
Guarantor subsidiaries	—	3,262.8	—	—	(3,262.8)	—
Non-guarantor subsidiaries	—	—	556.7	—	(556.7)	—
Other assets	0.2	0.9	67.9	45.7	—	114.7
Total assets	$1,313.7	$3,264.8	$2,878.2	$986.0	$(5,131.7)	$3,311.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.4	$1.1	$—	$1.5
Trade payables	—	—	103.3	55.4	—	158.7
Compensation and benefits	—	—	34.9	18.5	—	53.4
Current portion of pension and postretirement benefit obligations	—	—	1.9	1.4	—	3.3
Other current liabilities	3.0	7.3	73.9	43.7	—	127.9
Total current liabilities	3.0	7.3	214.4	120.1	—	344.8

Long-term debt	—	1,214.4	26.9	8.0	—	1,249.3
Pension and postretirement benefit obligations	—	—	107.4	43.4	—	150.8
Deferred income taxes	—	—	102.1	25.6	—	127.7
Other liabilities	0.4	—	72.8	43.8	—	117.0
Total liabilities	3.4	1,221.7	523.6	240.9	—	1,989.6
Note (receivable from) payable to affiliates, net	(11.1)	730.9	(908.2)	188.4	—	—
Total stockholders' equity	1,321.4	1,312.2	3,262.8	556.7	(5,131.7)	1,321.4
Total liabilities and stockholders' equity	$1,313.7	$3,264.8	$2,878.2	$986.0	$(5,131.7)	$3,311.0

Condensed Consolidating Balance Sheets
March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$0.2	$107.7	$183.2	$—	$292.5
Receivables, net	—	—	219.6	114.7	—	334.3
Inventories	—	—	214.3	102.2	—	316.5
Other current assets	—	—	13.0	26.6	—	39.6
Total current assets	1.4	0.2	554.6	426.7	—	982.9
Property, plant and equipment, net	—	—	251.2	131.8	—	383.0
Intangible assets, net	—	—	411.6	99.9	—	511.5
Goodwill	—	—	1,017.1	282.6	—	1,299.7
Investment in:
Issuer subsidiaries	1,212.1	—	—	—	(1,212.1)	—
Guarantor subsidiaries	—	3,146.0	—	—	(3,146.0)	—
Non-guarantor subsidiaries	—	—	547.4	—	(547.4)	—
Other assets	—	1.1	63.1	18.4	—	82.6
Total assets	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.1	$1.1	$—	$1.2
Trade payables	—	—	129.7	62.0	—	191.7
Compensation and benefits	—	—	42.4	21.3	—	63.7
Current portion of pension and postretirement benefit obligations	—	—	1.9	1.4	—	3.3
Other current liabilities	3.0	7.5	90.3	36.3	—	137.1
Total current liabilities	3.0	7.5	264.4	122.1	—	397.0

Long-term debt	—	1,213.4	14.4	9.0	—	1,236.8
Pension and postretirement benefit obligations	—	—	112.9	45.1	—	158.0
Deferred income taxes	—	—	98.8	27.1	—	125.9
Other liabilities	0.2	—	87.4	23.4	—	111.0
Total liabilities	3.2	1,220.9	577.9	226.7	—	2,028.7
Note (receivable from) payable to affiliates, net	(20.7)	714.3	(879.0)	185.4	—	—
Total stockholders' equity	1,231.0	1,212.1	3,146.1	547.3	(4,905.5)	1,231.0
Total liabilities and stockholders' equity	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7

Condensed Consolidating Statements of Operations
For the Six Months Ended September 30, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$787.9	$327.9	$(86.2)	$1,029.6
Cost of sales	—	—	476.3	229.7	(86.2)	619.8
Gross profit	—	—	311.6	98.2	—	409.8
Selling, general and administrative expenses	—	—	166.1	52.2	—	218.3
Restructuring and other similar charges	—	—	2.7	2.6	—	5.3
Amortization of intangible assets	—	—	13.8	3.7	—	17.5
Income from operations	—	—	129.0	39.7	—	168.7
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(30.2)	(1.3)	0.7	—	(30.8)
To affiliates	0.4	17.1	(13.7)	(3.8)	—	—
Gain on the extinguishment of debt	—	—	3.2	—	—	3.2
Other income (expense), net	—	0.1	(1.2)	(0.7)	—	(1.8)
Income (loss) before income taxes	0.4	(13.0)	116.0	35.9	—	139.3
Provision for income taxes	—	—	(23.1)	(11.2)	—	(34.3)
Equity method investment income	—	—	—	0.2	—	0.2
Income (loss) before equity in earnings of subsidiaries	0.4	(13.0)	92.9	24.9	—	105.2
Equity in income of subsidiaries	103.0	116.0	23.1	—	(242.1)	—
Net income from continuing operations	103.4	103.0	116.0	24.9	(242.1)	105.2
Loss from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	103.4	103.0	116.0	23.1	(242.1)	103.4
Non-controlling interest income	—	—	—	0.3	—	0.3
Net income attributable to Rexnord	103.4	103.0	116.0	22.8	(242.1)	103.1
Dividends on preferred stock	(11.6)	—	—	—	—	(11.6)
Net income attributable to Rexnord common stockholders	$91.8	$103.0	$116.0	$22.8	$(242.1)	$91.5
Comprehensive income	$103.4	$99.3	$116.1	$11.6	$(242.1)	$88.3

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$396.2	$166.6	$(41.5)	$521.3
Cost of sales	—	—	238.3	116.3	(41.5)	313.1
Gross profit	—	—	157.9	50.3	—	208.2
Selling, general and administrative expenses	—	—	83.5	25.3	—	108.8
Restructuring and other similar charges	—	—	0.2	1.9	—	2.1
Amortization of intangible assets	—	—	6.9	1.9	—	8.8
Income from operations	—	—	67.3	21.2	—	88.5
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(14.9)	(0.8)	0.4	—	(15.3)
To affiliates	0.2	8.4	(6.7)	(1.9)	—	—
Gain on the extinguishment of debt	—	—	3.2	—	—	3.2
Other expense (income), net	—	0.2	(0.5)	—	—	(0.3)
Income (loss) before income taxes	0.2	(6.3)	62.5	19.7	—	76.1
Provision for income taxes	—	—	(13.6)	(5.9)	—	(19.5)
Equity method investment income	—	—	—	0.1	—	0.1
Income (loss) before equity in earnings of subsidiaries	0.2	(6.3)	48.9	13.9	—	56.7
Equity in income of subsidiaries	56.5	62.8	13.9	—	(133.2)	—
Net income	56.7	56.5	62.8	13.9	(133.2)	56.7
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income attributable to Rexnord	56.7	56.5	62.8	13.8	(133.2)	56.6
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord common stockholders	$50.9	$56.5	$62.8	$13.8	$(133.2)	$50.8
Comprehensive income	$56.6	$51.5	$62.1	$4.6	$(133.2)	$41.6

Condensed Consolidating Statements of Operations
For the Six Months Ended September 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$786.0	$340.8	$(98.4)	$1,028.4
Cost of sales	—	—	479.8	248.3	(98.4)	629.7
Gross profit	—	—	306.2	92.5	—	398.7
Selling, general and administrative expenses	—	—	168.1	53.3	—	221.4
Restructuring and other similar charges	—	—	4.2	2.6	—	6.8
Amortization of intangible assets	—	—	13.8	3.2	—	17.0
Income from continuing operations	—	—	120.1	33.4	—	153.5
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(36.6)	(0.8)	0.1	—	(37.3)
To affiliates	1.2	19.6	(14.3)	(6.5)	—	—
Other income (expense), net	—	0.1	2.5	(0.9)	—	1.7
Income (loss) before income taxes from continuing operations	1.2	(16.9)	107.5	26.1	—	117.9
Provision for income taxes	—	—	(26.0)	(5.7)	—	(31.7)
Equity method investment income	—	—	—	2.2	—	2.2
Income (loss) before equity in earnings of subsidiaries	1.2	(16.9)	81.5	22.6	—	88.4
Equity in loss of subsidiaries	(39.3)	(22.4)	(100.2)	—	161.9	—
Net (loss) income from continuing operations	(38.1)	(39.3)	(18.7)	22.6	161.9	88.4
Loss from discontinued operations, net of tax	—	—	(3.7)	(122.8)	—	(126.5)
Net loss	(38.1)	(39.3)	(22.4)	(100.2)	161.9	(38.1)
Non-controlling interest income	—	—	—	0.2	—	0.2
Net loss attributable to Rexnord	(38.1)	(39.3)	(22.4)	(100.4)	161.9	(38.3)
Dividends on preferred stock	(11.6)	—	—	—	—	(11.6)
Net loss attributable to Rexnord common stockholders	$(49.7)	$(39.3)	$(22.4)	$(100.4)	$161.9	$(49.9)
Comprehensive loss	$(38.1)	$(43.1)	$(20.5)	$(130.7)	$161.9	$(70.5)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$400.6	$171.3	$(47.1)	$524.8
Cost of sales	—	—	243.9	124.8	(47.1)	321.6
Gross profit	—	—	156.7	46.5	—	203.2
Selling, general and administrative expenses	—	—	83.0	26.6	—	109.6
Restructuring and other similar charges	—	—	2.1	1.6	—	3.7
Amortization of intangible assets	—	—	7.0	1.5	—	8.5
Income from continuing operations	—	—	64.6	16.8	—	81.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(18.5)	(0.3)	0.1	—	(18.7)
To affiliates	0.6	8.9	(7.1)	(2.4)	—	—
Other (expense) income, net	—	(0.1)	1.5	(1.4)	—	—
Income (loss) before income taxes from continuing operations	0.6	(9.7)	58.7	13.1	—	62.7
Provision for income taxes	—	—	(14.4)	(2.8)	—	(17.2)
Equity method investment income	—	—	—	0.7	—	0.7
Income (loss) before equity in earnings of subsidiaries	0.6	(9.7)	44.3	11.0	—	46.2
Equity in loss of subsidiaries	(38.1)	(28.4)	(70.8)	—	137.3	—
Net (loss) income from continuing operations	(37.5)	(38.1)	(26.5)	11.0	137.3	46.2
Loss from discontinued operations, net of tax	—	—	(1.9)	(81.8)	—	(83.7)
Net loss	(37.5)	(38.1)	(28.4)	(70.8)	137.3	(37.5)
Non-controlling interest income	—	—	—	0.1	—	0.1
Net loss attributable to Rexnord	(37.5)	(38.1)	(28.4)	(70.9)	137.3	(37.6)
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net loss attributable to Rexnord common stockholders	$(43.3)	$(38.1)	$(28.4)	$(70.9)	$137.3	$(43.4)
Comprehensive loss	$(37.5)	$(32.6)	$(28.0)	$(75.2)	$137.3	$(36.0)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended September 30, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$10.3	$0.9	$42.2	$32.9	$—	$86.3
Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(3.7)	—	(13.2)
Acquisitions, net of cash acquired	—	—	(24.8)	(0.3)	—	(25.1)
Proceeds from dispositions of long-lived assets	—	—	0.7	1.3	—	2.0
Net payments associated with divestiture of discontinued operations	—	—	—	(1.3)	—	(1.3)
Cash used for investing activities	—	—	(33.6)	(4.0)	—	(37.6)
Financing activities
Repayments of debt	—	—	(1.1)	(4.3)	—	(5.4)
Proceeds from exercise of stock options	6.9	—	—	—	—	6.9
Taxes withheld and paid on employees' share-based payment awards	(5.7)	—	—	—	—	(5.7)
Payments of preferred stock dividends	(11.6)	—	—	—	—	(11.6)
Cash used for financing activities	(10.4)	—	(1.1)	(4.3)	—	(15.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.6)	—	(5.6)
(Decrease) increase in cash and cash equivalents	(0.1)	0.9	7.5	19.0	—	27.3
Cash, cash equivalents and restricted cash at beginning of period	1.4	0.2	107.7	183.2	—	292.5
Cash, cash equivalents and restricted cash at end of period	$1.3	$1.1	$115.2	$202.2	$—	$319.8

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$10.1	$18.3	$32.8	$13.9	$—	$75.1
Investing activities
Expenditures for property, plant and equipment	—	—	(12.8)	(4.8)	—	(17.6)
Acquisitions, net of cash acquired	—	—	(2.0)	—	—	(2.0)
Proceeds from dispositions of long-lived assets			3.5	—		3.5
Cash used for investing activities	—	—	(11.3)	(4.8)	—	(16.1)
Financing activities
Proceeds from borrowings of long-term debt	—	209.7	—	—	—	209.7
Repayments of debt	—	(227.6)	—	—	—	(227.6)
Proceeds from exercise of stock options	5.0	—	—	—	—	5.0
Taxes withheld and paid on employees' share-based payment awards	(3.2)	—	—	—	—	(3.2)
Payments of preferred stock dividends	(11.6)	—	—	—	—	(11.6)
Cash used for by financing activities	(9.8)	(17.9)	—	—	—	(27.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.2)	—	(10.2)
Increase (decrease) in cash and cash equivalents	0.3	0.4	21.5	(1.1)	—	21.1
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$0.3	$0.4	$62.4	$175.6	$—	$238.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Fiscal Year
Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from July 1, 2019 through September 30, 2019 as the “second quarter of fiscal 2020” or the “second quarter ended September 30, 2019.” Similarly, we refer to the period from July 1, 2018 through September 30, 2018 as the “second quarter of fiscal 2019” or the “second quarter ended September 30, 2018.”
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2019 and during the period from April 1, 2019 through September 30, 2019, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On May 10, 2019, we acquired substantially all of the assets of East Creek Corporation (d/b/a StainlessDrains.com), a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million, excluding transaction costs and net of cash acquired. StainlessDrains.com, headquartered in Greenville, Texas, added complementary product lines to our existing Water Management platform.

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
During the three and six months ended September 30, 2018, we recorded non-cash impairment charges of $82.0 million and $126.0 million, respectively, to reflect the estimated fair value less costs to sell the VAG business based on the value of preliminary bids received at that time. For other elements of the loss from discontinued operations during the three and six months ended September 30, 2019, refer to Item 1, Note 4, Discontinued Operations for further information. The analysis of our results of operations below focuses on our results from continuing operations.
Restructuring
During fiscal 2020, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three and six months ended September 30, 2019, restructuring charges totaled $2.1 million and $5.3 million, respectively. For the three and six months ended September 30, 2018, restructuring charges totaled $3.7 million and $6.8 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Second Quarter Ended September 30, 2019 compared with the Second Quarter Ended September 30, 2018:
Net sales
(Dollars in Millions)

	Quarter Ended
	September 30, 2019	September 30, 2018	Change	% Change
Process & Motion Control	$337.0	$348.7	$(11.7)	(3.4)%
Water Management	184.3	176.1	8.2	4.7%
Consolidated	$521.3	$524.8	$(3.5)	(0.7)%
Process & Motion Control
Process & Motion Control net sales decreased 3% year over year to $337.0 million in the second quarter of fiscal 2020. Core sales decreased 2%, the acquisition of Centa China added 1% to sales growth and foreign currency translation had an unfavorable impact of 2% year over year. Core sales growth in our aerospace end markets was more than offset by softer demand across several of our industrial process end markets, coupled with the impact of our ongoing product line simplification initiatives.
Water Management
Water Management net sales were $184.3 million in the second quarter of fiscal 2020, an increase of 5% year over year. Excluding a 1% year over year increase in net sales resulting from our acquisition of Stainlessdrains.com, core sales increased 4% in the second quarter of fiscal 2020 as a result of increased demand across our North American building construction end markets, partially offset by a modest impact of our ongoing product line simplification initiatives.

Income from operations
(Dollars in Millions)

	Quarter Ended
	September 30, 2019	September 30, 2018	Change	% Change
Process & Motion Control	$58.3	$56.4	$1.9	3.4%
% of net sales	17.3%	16.2%	1.1%
Water Management	43.7	41.3	2.4	5.8%
% of net sales	23.7%	23.5%	0.2%
Corporate	(13.5)	(16.3)	2.8	17.2%
Consolidated	$88.5	$81.4	$7.1	8.7%
% of net sales	17.0%	15.5%	1.5%
Process & Motion Control
Process & Motion Control income from operations for the second quarter of fiscal 2020 was $58.3 million, or 17.3% of net sales. Income from operations as a percentage of net sales increased by 110 basis points year over year primarily due to RBS-led productivity gains and benefits from our footprint repositioning actions, and lower year over year acquisition related adjustments.

Water Management
Water Management income from operations was $43.7 million for the second quarter of fiscal 2020, or 23.7% of net sales. Income from operations as a percentage of net sales increased by 20 basis points year over year primarily due to the increase in sales and benefits associated with ongoing cost reduction and productivity initiatives.
Corporate
Corporate expenses were $13.5 million in the second quarter of fiscal 2020 and $16.3 million in the second quarter of fiscal 2019. The decrease in corporate expenses is primarily associated with the recognition of lease facility termination costs during the second quarter of fiscal 2019 in connection with our ongoing footprint optimization actions.
Interest expense, net
Interest expense, net was $15.3 million in the second quarter of fiscal 2020 compared to $18.7 million in the second quarter of fiscal 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings in the second quarter of fiscal 2020 following a $75.0 million voluntary prepayment on our term loan during fiscal 2019. In addition, the second quarter of fiscal 2019 included the amortization of unrealized losses associated with the interest rate derivatives that matured during fiscal 2019.
Gain on extinguishment of debt
During the second quarter of fiscal 2020, we recognized a $3.2 million gain on the extinguishment of debt of in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. No debt was extinguished during the second quarter of fiscal 2019.
Other expense, net
Other expense, net for the second quarter of fiscal 2020 was $0.3 million compared to zero for the second quarter of fiscal 2019. Other expense, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $19.5 million in the second quarter of fiscal 2020 compared to $17.2 million in the second quarter of fiscal 2019. The effective income tax rate for the second quarter of fiscal 2020 was 25.6% versus 27.4% in the second quarter of fiscal 2019. The effective income tax rate for the second quarter of fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the second quarter of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes at higher statutory rates, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of excess tax benefits associated with share-based payments.
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

Net income from continuing operations
Net income from continuing operations for the second quarter of fiscal 2020 was $56.7 million, compared to net income from continuing operations of $46.2 million in the second quarter of fiscal 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $0.46 in the second quarter of fiscal 2020, as compared to diluted net income per share from continuing operations of $0.37 in the second quarter of fiscal 2019.

Net income (loss) attributable to Rexnord common stockholders
Net income attributable to Rexnord common stockholders for the second quarter of fiscal 2020 was $50.8 million, compared to a net loss attributable to Rexnord common stockholders of $43.4 million in the second quarter of fiscal 2019.  Diluted net income (loss) per share attributable to Rexnord common stockholders for the three months ended September 30, 2019 and September 30, 2018 was $0.46 and $(0.30), respectively. The quarter-over-quarter change is primarily a result of the $83.7 million, or $0.68 per diluted share, loss from discontinued operations, net of tax, in the quarter ended September 30, 2018, and the other factors described above.
Six Months Ended September 30, 2019 Compared with the Six Months Ended September 30, 2018:
Net sales
(Dollars in Millions)

	Six Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Process & Motion Control	$667.1	$681.1	$(14.0)	(2.1)%
Water Management	362.5	347.3	15.2	4.4%
Consolidated	$1,029.6	$1,028.4	$1.2	0.1%
Process & Motion Control
Process & Motion Control net sales decreased 2% year over year to $667.1 million in the first six months of fiscal 2020. Excluding a 1% increase from the acquisition of Centa China and a 2% unfavorable impact from foreign currency translation, core net sales declined 1%. Core sales growth in our Aerospace end-markets was partially offset by the impact of our ongoing product line simplification initiatives as well as softer demand across several of our industrial process end markets.
Water Management
Water Management net sales were $362.5 million in the first six months of fiscal 2020, a 4% increase year over year. Water Management core net sales, which excludes a 1% increase in net sales associated with our acquisition of Stainlessdrains.com and a 1% adverse impact associated with foreign currency translation, increased 4% during the first six months of fiscal 2020. The increase in core net sales is primarily the result of increased demand across our North American building construction end markets, partially offset by a modest impact of our ongoing product line simplification initiatives.
 Income (loss) from operations
(Dollars in Millions)

	Six Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Process & Motion Control	$113.4	$106.3	$7.1	6.7%
% of net sales	17.0%	15.6%	1.4%
Water Management	83.7	77.8	5.9	7.6%
% of net sales	23.1%	22.4%	0.7%
Corporate	(28.4)	(30.6)	2.2	7.2%
Consolidated	$168.7	$153.5	$15.2	9.9%
% of net sales	16.4%	14.9%	1.5%
Process & Motion Control
Process & Motion Control income from operations for the first six months of fiscal 2020 was $113.4 million or 17.0% of net sales. Income from operations as a percentage of net sales increased by 140 basis points year over year in the first six months of fiscal 2020 primarily due to RBS-led productivity gains, benefits from our footprint repositioning actions and lower year-over-year acquisition-related fair value adjustments.
Water Management
Water Management income from operations was $83.7 million for the first six months of fiscal 2020, or 23.1% of net sales. Income from operations as a percentage of net sales increased 70 basis points in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 primarily due to the increase in sales and benefits associated with ongoing cost reduction and productivity initiatives.

Corporate
Corporate expenses were $28.4 million in the first six months of fiscal 2020 compared to $30.6 million in the first six months of fiscal 2019. The decrease in corporate expenses is primarily the result of the prior year recognition of lease facility termination costs incurred in connection with our ongoing footprint optimization actions.
Interest expense, net
Interest expense, net was $30.8 million in the first six months of fiscal 2020 compared to $37.3 million in the first six months of fiscal 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings in the first six months of fiscal 2020 following a $75.0 million voluntary prepayment on our term loan during fiscal 2019. In addition, the first six months of fiscal 2019 included the amortization of unrealized losses associated with the interest rate derivatives that matured during fiscal 2019.
Gain on extinguishment of debt
During the first six months of fiscal 2020, we recognized a $3.2 million gain on the extinguishment of debt in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. No debt was extinguished during the first six months of fiscal 2019.
Other expense (income), net
Other expense, net for the first six months of fiscal 2020 was $1.8 million compared to other income, net of $1.7 million for the first six months of fiscal 2019. Other (expense) income, net consists primarily of foreign currency transaction gains and the non-service cost components of net periodic benefit credits associated with our defined benefit plans. The year-over-year change is primarily driven by foreign currency transaction losses and the recognition of actuarial losses in connection with the termination of a domestic defined benefit plan during the first six months of fiscal 2020.
Provision for income taxes
The income tax provision recorded in the first six months of fiscal 2020 was $34.3 million compared to $31.7 million recorded in the first six months of fiscal 2019. The effective income tax rate for the first six months of fiscal 2020 was 24.6% versus 26.9% in the first six months of fiscal 2019. The effective income tax rate for the first six months of fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes at higher statutory rates, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the first six months of fiscal 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes at higher statutory rates, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes partially offset by the recognition of income tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country-enacted rate reduction.
Net income from continuing operations
Net income from continuing operations for the first six months of fiscal 2020 was $105.2 million, compared to net income from continuing operations of $88.4 million in the first six months of fiscal 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $0.85 in the first six months of fiscal 2020, as compared to diluted net income per share from continuing operations of $0.71 in the first six months of fiscal 2019.
Net income (loss) attributable to Rexnord common stockholders
Our net income attributable to Rexnord common stockholders for the first six months of fiscal 2020 was $91.5 million, compared to a net loss attributable to Rexnord common stockholders of $49.9 million for the first six months of fiscal 2019. Diluted net income per share attributable to Rexnord common stockholders was $0.83 in the first six months of fiscal 2020, as compared to a diluted net loss per share attributable to Rexnord common stockholders of $0.46 per share in the first six months of fiscal 2019. The year-over-year change is primarily a result of the $126.5 million, or $1.18 per diluted share, loss from discontinued operations, net of tax, in the first six months of fiscal 2019, and the other factors described above.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Rexnord common stockholders in the six months ended September 30, 2019 of $91.5 million and Adjusted EBITDA for the same period of $229.2 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.2 to 1.0 at September 30, 2019). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2019, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 30, 2018	Year ended March 31, 2019	Six months ended September 30, 2019	Twelve months ended September 30, 2019
Net (loss) income attributable to Rexnord common stockholders	$(49.9)	$11.1	$91.5	$152.5
Interest expense, net	37.3	69.9	30.8	63.4
Non-controlling interest income	0.2	—	0.3	0.1
Equity method investment income	(2.2)	(3.6)	(0.2)	(1.6)
Dividends on preferred stock	11.6	23.2	11.6	23.2
Income tax provision	31.7	53.4	34.3	56.0
Depreciation and amortization	44.1	87.9	42.7	86.5
EBITDA	$72.8	$241.9	$211.0	$380.1
Adjustments to EBITDA:
Loss from discontinued operations, net of tax (1)	126.5	154.7	1.8	30.0
Restructuring and other similar charges (2)	6.8	12.1	5.3	10.6
Stock-based compensation expense	11.6	22.6	12.8	23.8
Last-in first-out inventory adjustments (3)	0.5	6.7	(0.7)	5.5
Acquisition-related fair value adjustment	3.2	3.6	0.7	1.1
Gain on the extinguishment of debt	—	(4.3)	(3.2)	(7.5)
Other, net (4)	(1.6)	5.5	1.5	8.6
Subtotal of adjustments to EBITDA	$147.0	$200.9	$18.2	$72.1
Adjusted EBITDA	$219.8	$442.8	$229.2	$452.2
Pro forma adjustment for acquisitions (5)				$5.2
Pro forma Adjusted EBITDA				$457.4
Consolidated indebtedness (6)				$987.4
Total net leverage ratio (7)				2.2
__________________________________

(1)	Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.

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

(5)
Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisitions of Centa China and StainlessDrains.com, as permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2018 through the dates of the Centa China and StainlessDrains.com acquisitions. See Item 1, Note 2, Acquisitions for more information.

(6)
Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $263.3 million (as defined by the credit agreement) at September 30, 2019.

(7)	Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, borrowing availability of up to $264.0 million under our revolving credit facility and availability of up to $100.0 million under our accounts receivable securitization program.
As of September 30, 2019, we had $319.8 million of cash and cash equivalents and $351.7 million of additional borrowing capacity ($258.6 million of available borrowings under our revolving credit facility and $93.1 million available under our accounts receivable securitization program). As of September 30, 2019, the available borrowings under our credit facility and accounts receivable securitization were reduced by $12.3 million due to outstanding letters of credit. As of March 31, 2019, we had $292.5 million of cash and cash equivalents and approximately $351.3 million of additional borrowing capacity ($258.4 million of available borrowings under our revolving credit facility and $92.9 million available under our accounts receivable securitization program). Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
Net cash provided by operating activities was $86.3 million and $75.1 million in the first six months of fiscal 2020 and 2019, respectively. Incremental profit generated in the first six months of fiscal 2020 was partially offset by incremental trade working capital and the timing of payments on accrued expenses.
Cash used for investing activities was $37.6 million in the first six months of fiscal 2020 compared to $16.1 million in the first six months of fiscal 2019. Investing activities in the first six months of fiscal 2020 primarily included $13.2 million of capital expenditures and $25.1 million in connection with our acquisitions, partially offset by the receipt of $2.0 million in connection with the sale of certain long-lived assets. Investing activities during the first six months of fiscal 2019 included $17.6 million of capital expenditures and $2.0 million for an acquisition of assets, partially offset by the receipt of $3.5 million in connection with the sale of certain long-lived assets.
Cash used for financing activities was $15.8 million in the first six months of fiscal 2020 compared to cash used for financing activities of $27.7 million in the first six months of fiscal 2019. During the first six months of fiscal 2020, we utilized a net $5.4 million of cash for the payment of outstanding debt and $11.6 million for the payment of preferred stock dividends. The first six months of fiscal 2020 also includes $6.9 million of cash proceeds associated with stock option exercises, offset by $5.7 million of cash used for the payment of withholding taxes on employees' share-based payment awards. During the first six months of fiscal 2019, we utilized a net $17.9 million of cash for the payment of outstanding debt and $11.6 million for the payment of preferred stock dividends. The first six months of fiscal 2019 also includes $5.0 million of cash proceeds associated with stock option exercises, partially offset by $3.2 million of cash used for the payment of withholding taxes on employees' share-based payment awards.
Indebtedness
As of September 30, 2019, we had $1,250.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2019	Current Maturities of Debt	Long-term Portion
Term loan (1)	$719.0	$—	$719.0
4.875% Senior Notes due 2025 (2)	495.4	—	495.4
Finance leases and other subsidiary debt	36.4	1.5	34.9
Total	$1,250.8	$1.5	$1,249.3
___________________________________________

(1)	Includes unamortized debt issuance costs of $6.0 million at September 30, 2019.

(2)	Includes unamortized debt issuance costs of $4.6 million at September 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2019, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. No shares were repurchased during the second quarter of fiscal 2020. A total of approximately $160.0 million remained of the existing repurchase authority at September 30, 2019.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	October 29, 2019	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer