Form 10-Q
period 2019-12-31
Rexnord Corp
filed 2020-01-28
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal quarter ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from            to

Commission File Number:	001-35475
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		20-5197013
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

511 W. Freshwater Way		53204
Milwaukee,	Wisconsin	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (414) 643-3739
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	RXN	The New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock, $.01 par value	RXN.PRA
As of November 15, 2019, there were not any Depositary Shares outstanding, and on that date a Form 25 was filed by the New York Stock Exchange related to such securities. The Depositary Shares were removed from listing on the New York Stock Exchange on November 26, 2019.

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2020
Rexnord Corporation Common Stock, $0.01 par value per share	121,809,025 shares

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
General
        Our fiscal year is the year ending March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020, and the third quarter of fiscal 2020 and 2019 means the fiscal quarters ended December 31, 2019 and December 31, 2018, respectively.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$277.0	$292.5
Receivables, net	283.1	334.3
Inventories	349.3	316.5
Income tax receivable	11.2	3.3
Other current assets	48.0	36.3
Total current assets	968.6	982.9
Property, plant and equipment, net	372.8	383.0
Intangible assets, net	492.5	511.5
Goodwill	1,311.4	1,299.7
Other assets	116.3	82.6
Total assets	$3,261.6	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.4	$1.2
Trade payables	178.4	191.7
Compensation and benefits	47.4	63.7
Current portion of pension and postretirement benefit obligations	3.3	3.3
Other current liabilities	116.8	137.1
Total current liabilities	347.3	397.0

Long-term debt	1,147.2	1,236.8
Pension and postretirement benefit obligations	150.5	158.0
Deferred income taxes	130.2	125.9
Other liabilities	118.2	111.0
Total liabilities	1,893.4	2,028.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 121,855,827 at December 31, 2019 and 104,842,299 at March 31, 2019	1.2	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 0 at December 31, 2019 and 402,500 at March 31, 2019	0.0	0.0
Additional paid-in capital	1,320.9	1,293.5
Retained earnings	147.9	30.7
Accumulated other comprehensive loss	(104.4)	(96.6)
Total Rexnord stockholders' equity	1,365.6	1,228.6
Non-controlling interest	2.6	2.4
Total stockholders' equity	1,368.2	1,231.0
Total liabilities and stockholders' equity	$3,261.6	$3,259.7
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net sales	$491.7	$485.0	$1,521.3	$1,513.4
Cost of sales	300.0	300.7	919.8	930.4
Gross profit	191.7	184.3	601.5	583.0
Selling, general and administrative expenses	101.7	102.4	320.0	323.8
Restructuring and other similar charges	3.6	2.6	8.9	9.4
Amortization of intangible assets	8.8	8.4	26.3	25.4
Income from operations	77.6	70.9	246.3	224.4
Non-operating expense:
Interest expense, net	(14.4)	(16.8)	(45.2)	(54.1)
(Loss) gain on the extinguishment of debt	(2.2)	5.0	1.0	5.0
Other income (expense), net	0.8	1.6	(1.0)	3.3
Income before income taxes	61.8	60.7	201.1	178.6
Provision for income taxes	(13.4)	(9.1)	(47.7)	(40.8)
Equity method investment income	—	1.3	0.2	3.5
Net income from continuing operations	48.4	52.9	153.6	141.3
Loss from discontinued operations, net of tax	—	(27.8)	(1.8)	(154.3)
Net income (loss)	48.4	25.1	151.8	(13.0)
Non-controlling interest (loss) income	(0.1)	(0.3)	0.2	(0.1)
Net income (loss) attributable to Rexnord	48.5	25.4	151.6	(12.9)
Dividends on preferred stock	(2.8)	(5.8)	(14.4)	(17.4)
Net income (loss) attributable to Rexnord common stockholders	$45.7	$19.6	$137.2	$(30.3)

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.40	$0.45	$1.28	$1.19
Discontinued operations	$—	$(0.27)	$(0.02)	$(1.48)
Net income (loss)	$0.40	$0.19	$1.27	$(0.29)
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.39	$0.43	$1.24	$1.15
Discontinued operations	$—	$(0.23)	$(0.01)	$(1.25)
Net income (loss)	$0.39	$0.21	$1.22	$(0.10)
Weighted-average number of shares outstanding (in thousands):
Basic	113,448	104,777	108,250	104,562
Effect of dilutive equity securities	10,235	18,268	15,560	18,773
Diluted	123,683	123,045	123,810	123,335

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Millions)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss) attributable to Rexnord	$48.5	$25.4	$151.6	$(12.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	7.3	(10.4)	(8.2)	(47.0)
Reclassification of foreign currency translation adjustments upon sale of business	—	19.7	—	19.7
Net change in unrealized losses on interest rate derivatives, net of tax	—	0.3	—	4.3
Change in pension and postretirement defined benefit plans, net of tax	—	(0.2)	0.4	—
Other comprehensive income (loss), net of tax	7.3	9.4	(7.8)	(23.0)
Non-controlling interest (loss) income	(0.1)	(0.3)	0.2	(0.1)
Total comprehensive income (loss)	$55.7	$34.5	$144.0	$(36.0)

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	December 31, 2019	December 31, 2018
Operating activities
Net income (loss)	$151.8	$(13.0)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	38.0	44.7
Amortization of intangible assets	26.3	25.7
Non-cash discontinued operations asset impairment	—	126.0
Non-cash loss on sale of discontinued operations	—	19.7
Deferred income taxes	4.9	(19.1)
Other non-cash charges	1.3	6.6
Gain on the extinguishment of debt	(1.0)	(5.0)
Stock-based compensation expense	18.7	17.3
Changes in operating assets and liabilities:
Receivables	34.4	16.7
Inventories	(34.4)	(53.4)
Other assets	(18.2)	3.0
Accounts payable	(12.4)	(21.0)
Accruals and other	(34.7)	(2.9)
Cash provided by operating activities	174.7	145.3

Investing activities
Expenditures for property, plant and equipment	(25.5)	(26.5)
Acquisitions, net of cash acquired	(25.1)	(2.0)
Proceeds from dispositions of long-lived assets	2.9	3.5
Cash dividend from equity method investment	—	1.3
Net (payments) proceeds associated with divestiture of discontinued operations	(1.3)	9.0
Cash used for investing activities	(49.0)	(14.7)

Financing activities
Proceeds from borrowings of debt	725.0	249.8
Repayments of debt	(835.3)	(272.7)
Proceeds from exercise of stock options	16.8	6.6
Taxes withheld and paid on employees' share-based payment awards	(7.6)	(3.2)
Repurchase of common stock	(20.0)	—
Payments of preferred stock dividends	(17.4)	(17.4)
Cash used for financing activities	(138.5)	(36.9)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(14.2)
(Decrease) increase in cash and cash equivalents	(15.5)	79.5
Cash, cash equivalents and restricted cash at beginning of period	292.5	217.6
Cash, cash equivalents and restricted cash at end of period	$277.0	$297.1

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2019
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
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company in fiscal 2022 and early adoption is permitted. Certain amendments of this ASU may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.
In June 2016, the FASB ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2016-13 is effective for the Company in fiscal 2021. The Company expects that it will adopt the ASU using a modified-retrospective approach. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and does not anticipate that the guidance will materially impact its condensed consolidated financial statements.
        In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for the Company in fiscal 2021 on a retroactive basis. This guidance will have no impact on the Company's condensed consolidated financial statements upon adoption other than with respect to the updated disclosure requirements.
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
        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842, Leases (“ASC 842”). ASC 842 supersedes the lease accounting requirements in ASC 840, Leases (“ASC 840”). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures around the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 effective April 1, 2019, using a modified retrospective approach. Prior period financial statements continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.
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
        The Company's results of operations include the acquired operations subsequent to the aforementioned acquisition date. Pro-forma results of operations and certain other U.S. GAAP disclosures related to this acquisition have not been presented because they are not significant to the Company's condensed consolidated statements of operations or financial position. The acquisition of StainlessDrains.com has been accounted for as a business combination and was recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation associated with this acquisition resulted in tax deductible goodwill of $12.7 million, other intangible assets of $8.0 million (including tradenames of $0.7 million and $7.3 million of customer relationships), $1.9 million of trade working capital and other net assets of $2.2 million. The purchase price allocation was adjusted during the third quarter of fiscal 2020, resulting in a reduction to goodwill of $1.2 million, related to the refinement of the estimated fair value of intangible assets acquired.
        During the second quarter of fiscal 2020, the Company acquired the remaining non-controlling interest in a Process and Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's condensed consolidated statements of operations or financial position.
Fiscal Year 2019
        On January 23, 2019, the Company acquired an additional 47.5% interest in Centa MP (Hong Kong) Co., Limited ("Centa China"), a joint venture in which the Company previously maintained a 47.5% non-controlling interest, for $21.4 million, net of cash held by the former joint venture. Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within the Company's Process & Motion Control platform, provides the Company with the opportunity to expand its product offerings within its Asia Pacific end markets. Prior to this transaction, the Company accounted for its non-controlling interest in Centa China as an equity method investment. The acquisition of the additional 47.5% interest was considered to be an acquisition achieved in stages, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including: (i) the price negotiated with the selling shareholder for the 47.5% equity interest in Centa China, (ii) an income valuation model (discounted cash flow), and (iii) current trading multiples for comparable companies. Based on this analysis, during the fourth quarter of fiscal 2019, the Company recognized a $0.2 million gain on the remeasurement of the previously held equity method investment and a $1.8 million loss associated with the historical foreign currency translation adjustments associated with the equity method investment. The purchase price for this business combination is estimated as follows (in millions):

Fair value of consideration transferred:
Cash paid, net of cash acquired	$21.4
Other items to be allocated to identifiable assets acquired and liabilities assumed
Book value of investment in Centa China at the acquisition date	21.8
Gain recognized from step acquisition	0.2
Fair value of remaining non-controlling interest	2.3
Total	$45.7
        The Company allocated the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation was adjusted during the first nine months of fiscal 2020, resulting in an increase to goodwill of $0.4 million, primarily related to the refinement of the estimated fair value of intangible assets and other working capital acquired. As of December 31, 2019, the preliminary purchase price allocation associated with this acquisition resulted in non-tax deductible goodwill of $20.5 million, other intangible assets of $20.1 million (including tradenames of $1.3 million and $18.8 million of customer relationships), $7.1 million of trade working capital and other net liabilities of $2.0 million. The preliminary purchase price allocation will be completed within the one year period following the acquisition date.

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
        The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended December 31, 2019 and December 31, 2018 by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended December 31, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$3.0	$—	$—	$3.0
Contract termination and other associated costs	0.2	0.4	—	0.6
Total restructuring and other similar costs	$3.2	$0.4	$—	$3.6

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$7.4	$0.4	$—	$7.8
Contract termination and other associated costs	0.7	0.4	—	1.1
Total restructuring and other similar costs	$8.1	$0.8	$—	$8.9

	Restructuring and Other Similar Charges Three Months Ended December 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.2	$0.3	$—	$0.5
Contract termination and other associated costs	0.6	0.2	1.3	2.1
Total restructuring and other similar costs	$0.8	$0.5	$1.3	$2.6

	Restructuring and Other Similar Charges Nine Months Ended December 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$3.9	$0.6	$0.6	$5.1
Contract termination and other associated costs	1.6	0.3	2.4	4.3
Total restructuring and other similar costs	$5.5	$0.9	$3.0	$9.4

        The following table summarizes the activity in the Company's restructuring accrual for the nine months ended December 31, 2019 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2019 (1)	$2.4	$1.9	$4.3
Charges	7.8	1.1	8.9
Cash payments	(5.6)	(1.6)	(7.2)
Restructuring accrual, December 31, 2019 (1)	$4.6	$1.4	$6.0
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

        In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $0.7 million and $2.0 million during the three and nine months ended December 31, 2019, and $1.2 million and $3.7 million during the three and nine months ended December 31, 2018. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

4. Discontinued Operations

During fiscal 2019, the Company completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized in fiscal 2020. As a result of these adjustments and other related costs, the Company recognized an additional $1.8 million loss on the sale of discontinued operations during the nine months ended December 31, 2019.

        The major components of Loss from discontinued operations, net of tax presented in the condensed consolidated statements of operations consisted of the following (in millions):

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018 (2)	December 31, 2019	December 31, 2018 (2)
Net sales	$—	$27.3	$—	$124.3
Cost of sales	—	20.2	—	94.9
Selling, general and administrative expenses	—	10.3	—	35.0
Amortization of intangible assets	—	—	—	0.3
Non-cash asset impairment (1)	—	—	—	126.0
Loss on sale of discontinued operations	—	19.7	1.8	19.7
Other non-operating expenses, net	—	0.7	—	3.2
Loss from discontinued operations before income tax	—	(23.6)	(1.8)	(154.8)
Income tax (expense) benefit	—	(4.2)	—	0.5
Loss from discontinued operations, net of tax	$—	$(27.8)	$(1.8)	$(154.3)
____________________
(1) The Company recorded non-cash impairments of $126.0 million during the nine months ended December 31, 2018, to reflect the  Company's estimated fair value less costs to sell the VAG business based on the value of preliminary bids received at that time.
(2) Results from operations in fiscal 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.
        The condensed consolidated statements of cash flows for the prior period presented has not been adjusted to separately disclose cash flows related to discontinued operations. However, the capital expenditures, depreciation, amortization and other significant non-cash amounts associated with the discontinued operations were as follows (in millions):

Nine Months Ended
December 31, 2018
Depreciation	$4.1
Amortization of intangible assets	0.3
Non-cash asset impairment	126.0
Loss on sale of discontinued operations	19.7
Capital expenditures	2.4
Net proceeds from divestiture of discontinued operations	9.0

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and geography (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Original equipment manufacturers/end users	$186.4	$183.6	$566.0	$561.6
Maintenance, repair, and operations	141.1	143.1	428.6	446.2
Total Process & Motion Control	$327.5	$326.7	$994.6	$1,007.8

Water safety, quality, flow control and conservation	$153.4	$148.3	$490.1	$471.2
Water infrastructure	10.8	10.0	36.6	34.4
Total Water Management	$164.2	$158.3	$526.7	$505.6

	Three Months Ended December 31, 2019		Nine Months Ended December 31, 2019
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$207.3	$159.5	$638.3	$514.7
Europe	71.0	—	216.7	—
Rest of world	49.2	4.7	139.6	12.0
Total	$327.5	$164.2	$994.6	$526.7

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$214.5	$154.5	$655.3	$494.2
Europe	75.6	—	242.5	—
Rest of world	36.6	3.8	110.0	11.4
Total	$326.7	$158.3	$1,007.8	$505.6
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
The following table presents changes in the Company’s contract assets and liabilities during the nine months ended December 31, 2019 (in millions):

	Balance Sheet Classification	March 31, 2019	Additions	Deductions	December 31, 2019
Contract assets	Receivables, net	$2.6	$1.4	$(3.3)	$0.7
Contract liabilities (1)	Other current liabilities	$5.1	$14.3	$(14.5)	$4.9
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
        The Company has backlog of $389.5 million as of December 31, 2019, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 61% of the unsatisfied performance obligations as revenue in fiscal 2020 and the remaining approximately 39% in fiscal 2021 and beyond.

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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2019, the contract assets capitalized, as well as amortization recognized in fiscal 2020, are not significant and there have been no impairment losses recognized.

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
The income tax provision was $13.4 million in the third quarter of fiscal 2020, compared to $9.1 million in the third quarter of fiscal 2019. The effective income tax rate for the third quarter of fiscal 2020 was 21.7% versus 15.0% in the third quarter of fiscal 2019. The effective income tax rate for the third quarter of fiscal 2020 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, substantially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, net income tax benefits recognized in association with changes to certain foreign income tax rates and the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the third quarter of fiscal 2019 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes.
The income tax provision recorded in the first nine months of fiscal 2020 was $47.7 million, compared to $40.8 million recorded in the first nine months of fiscal 2019. The effective income tax rate for the first nine months of fiscal 2020 was 23.7% versus 22.8% in the first nine months of fiscal 2019. The effective income tax rate for the first nine months of fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, net income tax benefits recognized in association with changes to certain foreign income tax rates and FDII. The effective income tax rate for the first nine months of fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country enacted rate reduction.
The Company’s total liability for net unrecognized tax benefits as of December 31, 2019 and March 31, 2019, was $17.9 million and $21.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of December 31, 2019 and March 31, 2019, the total amount of gross, unrecognized income tax benefits included $2.1 million and $4.3 million of accrued interest and penalties, respectively. The Company recognized $0.7 million and $0.4 million of net interest and penalties as income tax benefit during the nine months ended December 31, 2019 and December 31, 2018, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service (IRS) of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. During the first quarter of fiscal 2020, VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ income tax returns for the tax years ended March 31, 2014 through 2017. The Company anticipates the related fieldwork will begin during the fourth quarter of fiscal 2020. During the second quarter of fiscal 2019, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015, and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2016 or significant foreign income tax examinations for years ending prior to fiscal 2015.

7. Earnings per Share
The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Basic net income (loss) per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$48.4	$52.9	$153.6	$141.3
Less: Non-controlling interest (loss) income	(0.1)	(0.3)	0.2	(0.1)
Less: Dividends on preferred stock	2.8	5.8	14.4	17.4
Net income from continuing operations attributable to Rexnord common stockholders	$45.7	$47.4	$139.0	$124.0

Loss from discontinued operations, net of tax	$—	$(27.8)	$(1.8)	$(154.3)

Net income (loss) attributable to Rexnord common stockholders	$45.7	$19.6	$137.2	$(30.3)

Denominator:
Weighted-average common shares outstanding, basic	113,448	104,777	108,250	104,562

Diluted net income (loss) per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$48.4	$52.9	$153.6	$141.3
Less: Non-controlling interest (loss) income	(0.1)	(0.3)	0.2	(0.1)
Less: Dividends on preferred stock	—	—	—	—
Net income from continuing operations attributable to Rexnord common stockholders	$48.5	$53.2	$153.4	$141.4

Loss from discontinued operations, net of tax	$—	$(27.8)	$(1.8)	$(154.3)

Net income (loss) attributable to Rexnord common stockholders	$45.7	$19.6	$137.2	$(30.3)
Plus: Dividends on preferred stock	2.8	5.8	14.4	17.4
Net income (loss) attributable to Rexnord common stockholders	$48.5	$25.4	$151.6	$(12.9)

Denominator:
Weighted-average common shares outstanding, basic	113,448	104,777	108,250	104,562
Effect of dilutive equity securities	2,246	2,289	2,253	2,794
Preferred stock under the "if-converted" method (1)	7,989	15,979	13,307	15,979
Weighted-average common shares outstanding, diluted	123,683	123,045	123,810	123,335
____________________
(1)During the third quarter of fiscal 2020, the Company issued 15,980,050 shares of common stock upon the mandatory conversion of Preferred stock; see Note 8, Stockholders' Equity for additional information.
        The computation of diluted net income per share for the three months and nine months ended December 31, 2019 excludes 0.7 million and 1.1 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation of diluted net income (loss) per share for the three months and nine months ended December 31, 2018 excludes 2.3 million and 1.0 million shares, respectively, related to equity awards due to their anti-dilutive effects.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Total comprehensive (loss) income	—	—	—	(0.7)	(33.9)	0.1	(34.5)
Stock-based compensation expense	—	—	6.0	—	—	—	6.0
Proceeds from exercise of stock options	—	—	2.9	—	—	—	2.9
Taxes withheld and paid on employees' share-based payment awards	—	—	(0.4)	—	—	—	(0.4)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2018	$1.0	$—	$1,286.3	$1.5	$(108.0)	$0.2	$1,181.0
Total comprehensive (loss) income	—	—	—	(37.6)	1.5	0.1	(36.0)
Stock-based compensation expense	—	—	5.8	—	—	—	5.8
Proceeds from exercise of stock options	—	—	2.1	—	—	—	2.1
Taxes withheld and paid on employees' share-based payment awards	—	—	(2.8)	—	—	—	(2.8)
Preferred stock dividends ($14.375 per share)	—	—	(5.8)	—	—	—	(5.8)
Balance at September 30, 2018	$1.0	$—	$1,285.6	$(36.1)	$(106.5)	$0.3	$1,144.3
Total comprehensive income (loss)	—	—	—	25.4	9.4	(0.3)	34.5
Stock-based compensation expense	—	—	5.5	—	—	—	5.5
Proceeds from exercise of stock options	—	—	1.6	—	—	—	1.6
Preferred stock dividends ($14.375 per share)	—	—	(5.8)	—	—	—	(5.8)
Balance at December 31, 2018	$1.0	$—	$1,286.9	$(10.7)	$(97.1)	$—	$1,180.1

	Common stock (1)	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Total comprehensive income	—	—	—	46.5	—	0.2	46.7
Stock-based compensation expense	—	—	6.9	—	—	—	6.9
Proceeds from exercise of stock options	—	—	4.8	—	—	—	4.8
Taxes withheld and paid on employees' share-based payment awards	—	—	(5.7)	—	—	—	(5.7)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2019	$1.0	$—	$1,299.5	$71.4	$(96.6)	$2.6	$1,277.9
Total comprehensive income (loss)	—	—	—	56.6	(15.1)	0.1	41.6
Stock-based compensation expense	—	—	5.9	—	—	—	5.9
Proceeds from exercise of stock options	—	—	2.1	—	—	—	2.1
Acquisition of non-controlling interest	—	—	(0.3)	—	—	—	(0.3)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at September 30, 2019	$1.0	$—	$1,307.2	$122.2	$(111.7)	$2.7	$1,321.4
Total comprehensive income (loss)	—	—	—	48.5	7.3	(0.1)	55.7
Stock-based compensation expense	—	—	5.9	—	—	—	5.9
Proceeds from exercise of stock options	—	—	9.9	—	—	—	9.9
Mandatory conversion of preferred stock to common stock (3)	0.2	—	(0.2)	—	—	—	—
Taxes withheld and paid on employees' share-based payment awards	—	—	(1.9)	—	—	—	(1.9)
Repurchase of common stock (4)	—	—	—	(20.0)	—	—	(20.0)
Preferred stock dividends ($14.375 per share)	—	—	—	(2.8)	—	—	(2.8)
Balance at December 31, 2019	$1.2	$—	$1,320.9	$147.9	$(104.4)	$2.6	$1,368.2

____________________
(1)For the three and nine months ended December 31, 2019, the Company issued 563,779 and 1,672,978 shares of common stock, respectively, upon the exercise of stock options and vesting of restricted stock units and performance stock units.
(2)During fiscal 2019, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries. During the second quarter of fiscal 2020, the Company acquired the remaining 30% non-controlling interest associated with one of the aforementioned Process & Motion Control joint ventures for a cash purchase price of $0.3 million. Following this transaction, represents a 30% non-controlling interest in the remaining Process & Motion Control controlled subsidiary and a 5% non-controlling interest in another Process & Motion Control joint venture relationship.
(3)During the third quarter of fiscal 2020, the Company issued 15,980,050 shares of common stock upon the mandatory conversion of preferred stock; see "Preferred Stock" below.
(4)During fiscal 2020, the Company repurchased and canceled 639,500 shares of common stock at a total cost of $20.0 million at a weighted average price of $31.30 per share. See "Share Repurchase Program" below.
Preferred Stock
During the third quarter of fiscal 2020, 402,500 shares of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") automatically converted into 15,980,050 shares of the Company's common stock. The number of shares of common stock issued upon conversion was determined based on a defined average volume weighted average price per share of the Company’s common stock. Upon conversion, there were no shares of Series A Preferred Stock outstanding.
        Dividends were paid on the Series A Preferred Stock quarterly. The final dividend payment was made on November 15, 2019. During the three and nine months ended December 31, 2019, the Company paid $5.8 million and $17.4 million of dividends on the Series A Preferred Stock, respectively.
Share Repurchase Program
        During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During the third quarter of fiscal 2020, the Company repurchased 639,500 shares of common stock for a total cost of $20.0 million at a weighted average price of $31.30 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $140.0 million of the existing authority remained under the Repurchase Program at December 31, 2019.
For more information related to the Repurchase Program, see Note 22, Subsequent Events.
9. Accumulated Other Comprehensive Loss
        The changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2019 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2019	$0.8	$(60.1)	$(37.3)	$(96.6)
Other comprehensive loss before reclassifications	—	(8.2)	—	(8.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive (loss) income	—	(8.2)	0.4	(7.8)
Balance at December 31, 2019	$0.8	$(68.3)	$(36.9)	$(104.4)

        The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended December 31, 2019 and December 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$—	$(0.3)	$(0.2)	$(0.9)	Other (expense) income, net
Settlement	—	—	0.8	—	Other (expense) income, net
Provision (benefit) for income taxes	—	0.1	(0.2)	0.3
Total net of tax	$—	$(0.2)	$0.4	$(0.6)

Interest rate derivatives
Net realized losses on interest rate hedges	$—	$0.4	$—	$5.7	Interest expense, net
Benefit for income taxes	—	(0.1)	—	(1.4)
Total net of tax	$—	$0.3	$—	$4.3

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2019	March 31, 2019
Finished goods	$164.8	$147.3
Work in progress	46.6	39.8
Purchased components	77.3	76.7
Raw materials	59.6	53.9
Inventories at First-in, First-Out ("FIFO") cost	348.3	317.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	1.0	(1.2)
	$349.3	$316.5

11. Goodwill and Intangible Assets
        The changes in the net carrying value of goodwill for the nine months ended December 31, 2019 by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2019	$1,125.2	$174.5	$1,299.7
Currency translation adjustments	(1.6)	0.2	(1.4)
Acquisition (1)	—	12.7	12.7
Purchase accounting adjustments	0.4	—	0.4
Net carrying amount as of December 31, 2019	$1,124.0	$187.4	$1,311.4
____________________
(1) Refer to Note 2, Acquisitions for additional information regarding acquisitions.

        The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2019 and March 31, 2019 are as follows (in millions):

		December 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(40.9)	$10.2
Customer relationships (including distribution network)	13 years	719.7	(545.7)	174.0
Tradenames	13 years	41.0	(13.6)	27.4
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,092.7	$(600.2)	$492.5

		March 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$50.9	$(39.8)	$11.1
Customer relationships (including distribution network)	13 years	713.5	(523.1)	190.4
Tradenames	13 years	40.4	(11.3)	29.1
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,085.7	$(574.2)	$511.5

        Intangible asset amortization expense totaled $8.8 million and $26.3 million for the three and nine months ended December 31, 2019. Intangible asset amortization expense totaled $8.4 million and $25.4 million for the three and nine months ended December 31, 2018. Tradenames and customer relationship intangible assets acquired during fiscal 2020 were assigned a weighted average useful life of 15 years and 14 years, respectively.
        The Company expects to recognize amortization expense on the intangible assets subject to amortization of $35.1 million in fiscal year 2020 (inclusive of $26.3 million of amortization expense recognized in the nine months ended December 31, 2019), $34.0 million in fiscal year 2021, $29.7 million in fiscal year 2022, $15.4 million in fiscal year 2023, $14.6 million in fiscal year 2024 and $14.3 million in fiscal year 2025.
        The Company evaluates the carrying value of goodwill annually as of October 1 during the third quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist. The Company completed the testing of indefinite-lived intangible assets (tradenames) and goodwill for impairment as of October 1, 2019, using primarily an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite-lived intangible assets and all reporting units exceeded their carrying value; therefore, no impairment was present.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2019	March 31, 2019
Contract liabilities	$4.9	$5.1
Sales rebates	38.2	35.3
Commissions	5.3	6.8
Restructuring and other similar charges (1)	6.0	4.3
Product warranty (2)	6.3	7.2
Risk management (3)	10.6	10.5
Legal and environmental	2.0	2.6
Taxes, other than income taxes	7.3	7.8
Income tax payable	10.8	20.3
Interest payable	2.0	7.7
Current portion of operating lease liability (4)	11.2	—
Other	12.2	29.5
	$116.8	$137.1
____________________
(1)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
(4)See more information related to leases within Note 18, Leases.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2019	March 31, 2019
Term loan (1)	$620.6	$718.4
4.875% Senior Notes due 2025 (2)	495.5	495.0
Finance leases and other subsidiary debt (3)	32.5	24.6
Total	1,148.6	1,238.0
Less current maturities	1.4	1.2
Long-term debt	$1,147.2	$1,236.8
____________________
(1)Includes unamortized debt issuance costs of $4.4 million and $6.6 million at December 31, 2019 and March 31, 2019, respectively.
(2)Includes unamortized debt issuance costs of $4.5 million and $5.0 million at December 31, 2019 and March 31, 2019, respectively.
(3)See more information related to finance leases within Note 18, Leases.
Senior Secured Credit Facility
        At December 31, 2019, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility (which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, as discussed below) and (ii) a $264.0 million revolving credit facility.
On November 21, 2019, the Company entered into an Incremental Assumption Agreement (the “Amendment”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and as the refinancing term lender, relating to the Credit Agreement. Prior to the Amendment, the term loan facility under the Credit Agreement, which was originally issued in an aggregate principal amount of $800.0 million, had a principal balance of $725.0 million on account of a $75.0 million voluntary prepayment by the Company in the fourth quarter of fiscal 2019 ("Prior Term Loan"). The Amendment provided for the issuance of a term loan facility in an aggregate principal amount of $725.0 million ("Term Refinancing Loan") and the proceeds were used to repay in full the aggregate principal amount of the Prior Term Loan.
Borrowings under the Term Refinancing Loan, as amended, bear interest at either (i) an Adjusted LIBOR Rate (subject to a 0% floor) plus an applicable margin of 1.75% (which was reduced from 2.0%) or at an alternative base rate plus an applicable margin of 0.75% (which was reduced from 1.00%). At December 31, 2019, the borrowings under the Term Refinancing Loan had a weighted-average effective interest rate of 3.51%. The weighted-average interest rate for the nine months ended December 31, 2019, was 4.15%. The Amendment did not change the maturity date or interest rate with respect to the revolving credit facility under the Credit Agreement. No amounts were borrowed under the revolving credit facility at December 31, 2019 or March 31, 2019; however, $5.1 million and $5.6 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at December 31, 2019, and March 31, 2019, respectively.
In connection with the above transaction, the Company recognized a $1.5 million loss on the debt extinguishment in the third quarter of fiscal 2020, which was comprised of $0.7 million of refinancing related costs, as well as a non-cash write-off of debt issuance costs associated with previously outstanding debt of $0.8 million. Additionally, the Company capitalized $0.1 million of direct costs associated with the Term Refinancing Loan, which will be amortized over the life of the loan as interest expense using the effective interest method.
As of December 31, 2019, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.0 to 1.0 as of December 31, 2019.
On December 6, 2019, the Company made a voluntary prepayment on its Term Refinancing Loan of $100.0 million. In connection with this prepayment, the Company recognized a $0.7 million loss on debt extinguishment to write off a portion of the unamortized debt issuance costs.
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
        At December 31, 2019 and March 31, 2019, the Company's borrowing capacity under the Securitization was $89.1 and $100.0 million, respectively, based on the current accounts receivables balance. No amount was borrowed under the Securitization as of December 31, 2019 or March 31, 2019. In addition, $6.9 million and $7.1 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at December 31, 2019 and March 31, 2019, respectively. As of December 31, 2019, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
Other Subsidiary Debt
        Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years, bearing an interest rate of approximately 2.0% per annum. Under the terms of the financing agreements and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt. During the third quarter of fiscal year 2019, $23.4 million of the associated loans and $17.9 million of the related loans receivable were forgiven by both the Investors and the Company resulting in a non-cash gain on debt extinguishment of $5.0 million, net of the write-off of $0.5 million of unamortized debt issuance costs associated with the forgiven debt. During the second quarter of fiscal year 2020, the remaining $14.0 million of aggregate loans and $9.7 million of loans receivable remaining were also jointly forgiven by the Company and the Investors, resulting in a non-cash gain on debt extinguishment of $3.2 million. As of December 31, 2019, there are no outstanding balances related to the New Market Tax Credit related debt.
For more information related to finance leases, see Note 18, Leases.
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
Foreign Exchange Contracts
        The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. The amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts for the three and nine months ended December 31, 2019 and 2018 were not material.
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
In accordance with ASC 820, fair value measurements are classified under the following hierarchy:
•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.
•Level 3 - Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.
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
Fair Value of Financial Instruments
        There were no transfers of assets between levels at December 31, 2019 and March 31, 2019, respectively.
        As of December 31, 2019 and March 31, 2019, the fair value of foreign currency forward contract assets classified within Level 2 was immaterial.

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
        The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of December 31, 2019 and March 31, 2019 (in millions):

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$1.3	$6.8	$—	$8.1
Deferred compensation liabilities	8.3	—	—	8.3

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$2.3	$3.7	$—	$6.0
Deferred compensation liabilities	6.1	—	—	6.1

Fair Value of Non-Derivative Financial Instruments
        The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2019 and March 31, 2019 due to the short-term nature of those instruments. The fair value of long-term debt as of December 31, 2019 and March 31, 2019 was approximately $1,176.2 million and $1,238.1 million, respectively. The fair value is based on quoted market prices for the same instruments.
16. Commitments and Contingencies
Warranties:
        The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	December 31, 2019	December 31, 2018
Balance at beginning of period	$7.2	$7.7
Charged to operations	2.2	1.5
Claims settled	(3.1)	(1.8)
Balance at end of period	$6.3	$7.4
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

        In connection with its sale, Invensys plc ("Invensys") provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:
•In 2002, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in known matters related to the Site and has paid 100% of the costs to date.
•Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company's Prager subsidiary is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and the Company does not believe that they will become active in the future. To date, the Company's insurance providers have paid 100% of the costs related to the Prager asbestos matters. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
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
        The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:
•Falk, through its successor entity, is a defendant in multiple lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 100 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.
        Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2019, Zurn and numerous other unrelated companies were defendants in approximately 5,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
        As of December 31, 2019, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $40.0 million, of which Zurn expects its insurance carriers to pay approximately $30.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $40.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.

        Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2019, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
        As of December 31, 2019, the Company had a recorded receivable from its insurance carriers of $40.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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
17. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Pension Benefits:
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	5.5	5.8	16.5	17.4
Expected return on plan assets	(5.7)	(6.6)	(17.0)	(19.8)
Settlement	—	—	0.8	—
Net periodic benefit (credit) cost	$—	$(0.7)	$0.7	$(2.1)
Other Postretirement Benefits:
Interest cost	$0.2	$0.2	$0.5	$0.6
Amortization:
Prior service credit	—	(0.3)	(0.2)	(0.9)
Net periodic benefit cost (credit)	$0.2	$(0.1)	$0.3	$(0.3)

        The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other (expense) income, net.
        During the first nine months of fiscal 2020 and 2019, the Company made contributions of $0.2 million and $1.1 million, respectively, to its U.S. qualified pension plan trusts.
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
The Company has lease agreements that include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of the underlying assets. The term of the Company’s leases generally reflects the non-cancellable period of the lease. Some of the Company’s lease agreements include options to extend or terminate the lease, which are excluded from the minimum lease terms unless the Company is reasonably certain the option will be exercised. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and are instead recognized on a straight-line basis over the lease term
Right-of-use (“ROU”) assets and liabilities are recognized in the condensed consolidated balance sheets based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the lease commencement date, any initial direct costs incurred, and are reduced by lease incentives received. As most of the Company’s leases do not provide an implicit rate, the present value of lease payments is determined using the Company’s incremental borrowing rate at the commencement date of the lease. Lease payments included in the measurement of the lease liabilities are comprised of fixed payments, variable payments that depend on an index or rate, and amounts probable to be paid if an option is reasonably certain to be exercised. Variable lease payments, typically based on usage of the asset or changes in an index or rate, are excluded from the lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

        ROU assets and lease liability balances recorded on the condensed consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2019
Assets:
Operating ROU assets	Other assets	$45.6
Finance ROU assets	Property, plant and equipment, net (1)	26.7
Total ROU assets		$72.3

Liabilities:
Current
Operating	Other current liabilities	$11.2
Finance	Current maturities of debt	0.4
Non-current
Operating	Other liabilities	36.7
Finance	Long-term debt	26.8
Total lease liabilities		$75.1
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $0.8 million as of December 31, 2019.
        The components of lease expense reported in the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended	Nine Months Ended
	December 31, 2019
Operating lease expenses (1)	$3.9	$11.2
Finance lease expenses:
Depreciation of finance ROU assets (1)	0.3	0.8
Interest on lease liabilities (2)	0.5	1.2
Total finance lease expense	0.8	2.0
Variable and short-term lease expense (1)	1.0	3.3
Total lease expense	$5.7	$16.5
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of December 31, 2019 are as follows (in millions):

Years ending March 31,	Operating Leases (1)	Finance Leases (1)
2020 (excluding the nine months ended December 31, 2019)	$3.2	$0.5
2021	12.6	1.9
2022	10.4	1.9
2023	9.1	1.9
2024	6.5	1.9
Thereafter	11.4	46.2
Total future minimum lease payments	53.2	54.3
Less: Imputed interest	(5.3)	(27.1)
Total lease liabilities	$47.9	$27.2
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

        Future minimum rental payments for leases with initial terms in excess of one year as of March 31, 2019 are as follows (in millions):

Years ending March 31:
2020	$14.6
2021	11.8
2022	9.6
2023	8.7
2024	6.4
Thereafter	56.3
Total future minimum lease payments	$107.4
        The weighted-average remaining lease terms and discount rates for leases are as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease terms (years):
Operating leases	5.0
Finance leases	28.6
Weighted-average discount rate:
Operating leases	3.9%
Finance leases	5.7%
        Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

Nine Months Ended
December 31, 2019
Operating cash flows from operating leases	$10.8
Operating cash flows from finance leases	1.2
Financing cash flows from finance leases	0.3

        ROU assets obtained in exchange for lease liabilities are as follows (in millions):

Nine Months Ended
December 31, 2019
Operating leases	$12.0

Sale-Leaseback Transaction:
        During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downers Grove, Illinois. In accordance with the sale-leaseback guidance of ASC 840, the property did not qualify for sale accounting and as a result was accounted for as a financing transaction. No gain or loss was recognized in connection with this transaction. Upon the Company's adoption of ASC 842 on April 1, 2019, this financing transaction did not qualify for sale-leaseback accounting under the requirements of ASC 842 and, accordingly, continued to be accounted for as a financing obligation. The financing obligation and related asset of $4.6 million and $3.0 million, respectively, are recorded in Property, plant and equipment, net and Other liabilities in the condensed consolidated balance sheet as of December 31, 2019.
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

19. Stock-Based Compensation
        The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three and nine months ended December 31, 2019, the Company recognized $5.9 million and $18.7 million of stock-based compensation expense, respectively. For the three and nine months ended December 31, 2018, the Company recognized $5.7 million and $17.3 million, respectively, of stock-based compensation expense.
During the nine months ended December 31, 2019, the Company granted the following stock options, restricted stock units, and performance stock units to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	154,934	$9.50
Restricted stock units	421,697	$27.51
Performance stock units	324,619	$27.50
        See Note 15, Stock-Based Compensation, to the audited consolidated financial statements of the Company's fiscal 2019 Annual Report on Form 10-K for further information regarding stock-based compensation.
20. Business Segment Information
        The Company's results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa®, and Tollok®. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer® and StainlessDrains.com®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization. See Note 1, Basis of Presentation and Significant Accounting Policies for further information.
        During fiscal 2019, the Company sold its VAG business included within the Water Management platform and in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in all periods presented. See Note 4, Discontinued Operations, for further information.

Business Segment Information:
(in Millions)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net sales
Process & Motion Control	$327.5	$326.7	$994.6	$1,007.8
Water Management (1)	164.2	158.3	526.7	505.6
Consolidated net sales	491.7	485.0	1,521.3	1,513.4
Income from operations
Process & Motion Control	53.6	53.4	167.0	159.7
Water Management (1)	37.6	33.1	121.3	110.9
Corporate	(13.6)	(15.6)	(42.0)	(46.2)
Consolidated income from operations	77.6	70.9	246.3	224.4
Non-operating expense:
Interest expense, net	(14.4)	(16.8)	(45.2)	(54.1)
(Loss) gain on the extinguishment of debt	(2.2)	5.0	1.0	5.0
Other income (expense), net	0.8	1.6	(1.0)	3.3
Income before income taxes	61.8	60.7	201.1	178.6
Provision for income taxes	(13.4)	(9.1)	(47.7)	(40.8)
Equity method investment income	—	1.3	0.2	3.5
Net income from continuing operations	48.4	52.9	153.6	141.3
Loss from discontinued operations, net of tax	—	(27.8)	(1.8)	(154.3)
Net income (loss)	48.4	25.1	151.8	(13.0)
Non-controlling interest (loss) income	(0.1)	(0.3)	0.2	(0.1)
Net income (loss) attributable to Rexnord	48.5	25.4	151.6	(12.9)
Dividends on preferred stock	(2.8)	(5.8)	(14.4)	(17.4)
Net income (loss) attributable to Rexnord common stockholders	$45.7	$19.6	$137.2	$(30.3)

Depreciation and amortization
Process & Motion Control	$14.9	$15.7	$44.5	$47.4
Water Management (1)	6.6	6.2	19.5	18.6
Corporate	0.1	—	0.3	—
Consolidated	$21.6	$21.9	$64.3	$66.0
Capital expenditures
Process & Motion Control	$9.6	$6.8	$20.0	$20.1
Water Management (1)	2.7	1.2	5.5	4.0
Consolidated	$12.3	$8.0	$25.5	$24.1
____________________
(1)Amounts reflect Water Management continuing operations.

21. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information of the Company as of December 31, 2019 and March 31, 2019, and for the three and nine month periods ended December 31, 2019 and 2018 for (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.
Condensed Consolidating Balance Sheets
December 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$117.4	$159.6	$—	$277.0
Receivables, net	—	—	181.0	102.1	—	283.1
Inventories	—	—	242.8	106.5	—	349.3
Income tax receivable	—	—	9.6	1.6	—	11.2
Other current assets	—	—	18.0	30.0	—	48.0
Total current assets	—	—	568.8	399.8	—	968.6
Property, plant and equipment, net	—	—	247.7	125.1	—	372.8
Intangible assets, net	—	—	399.0	93.5	—	492.5
Goodwill	—	—	1,029.8	281.6	—	1,311.4
Investment in:
Issuer subsidiaries	1,373.8	—	—	—	(1,373.8)	—
Guarantor subsidiaries	—	3,305.2	—	—	(3,305.2)	—
Non-guarantor subsidiaries	—	—	539.1	—	(539.1)	—
Other assets	—	0.9	73.8	41.6	—	116.3
Total assets	$1,373.8	$3,306.1	$2,858.2	$941.6	$(5,218.1)	$3,261.6
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.5	$0.9	$—	$1.4
Trade payables	—	—	120.4	58.0	—	178.4
Compensation and benefits	—	—	28.5	18.9	—	47.4
Current portion of pension and postretirement benefit obligations	—	—	1.9	1.4	—	3.3
Other current liabilities	0.3	1.9	77.8	36.8	—	116.8
Total current liabilities	0.3	1.9	229.1	116.0	—	347.3

Long-term debt	—	1,116.2	26.9	4.1	—	1,147.2
Pension and postretirement benefit obligations	—	—	106.9	43.6	—	150.5
Deferred income taxes	—	—	106.3	23.9	—	130.2
Other liabilities	0.3	—	76.6	41.3	—	118.2
Total liabilities	0.6	1,118.1	545.8	228.9	—	1,893.4
Note payable to (receivable from) affiliates, net	5.0	814.2	(992.8)	173.6	—	—
Total stockholders' equity	1,368.2	1,373.8	3,305.2	539.1	(5,218.1)	1,368.2
Total liabilities and stockholders' equity	$1,373.8	$3,306.1	$2,858.2	$941.6	$(5,218.1)	$3,261.6

Condensed Consolidating Balance Sheets
March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$0.2	$107.7	$183.2	$—	$292.5
Receivables, net	—	—	219.6	114.7	—	334.3
Inventories	—	—	214.3	102.2	—	316.5
Income tax receivable	—	—	0.5	2.8	—	3.3
Other current assets	—	—	12.5	23.8	—	36.3
Total current assets	1.4	0.2	554.6	426.7	—	982.9
Property, plant and equipment, net	—	—	251.2	131.8	—	383.0
Intangible assets, net	—	—	411.6	99.9	—	511.5
Goodwill	—	—	1,017.1	282.6	—	1,299.7
Investment in:
Issuer subsidiaries	1,212.1	—	—	—	(1,212.1)	—
Guarantor subsidiaries	—	3,146.0	—	—	(3,146.0)	—
Non-guarantor subsidiaries	—	—	547.4	—	(547.4)	—
Other assets	—	1.1	63.1	18.4	—	82.6
Total assets	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.1	$1.1	$—	$1.2
Trade payables	—	—	129.7	62.0	—	191.7
Compensation and benefits	—	—	42.4	21.3	—	63.7
Current portion of pension and postretirement benefit obligations	—	—	1.9	1.4	—	3.3
Other current liabilities	3.0	7.5	90.3	36.3	—	137.1
Total current liabilities	3.0	7.5	264.4	122.1	—	397.0

Long-term debt	—	1,213.4	14.4	9.0	—	1,236.8
Pension and postretirement benefit obligations	—	—	112.9	45.1	—	158.0
Deferred income taxes	—	—	98.8	27.1	—	125.9
Other liabilities	0.2	—	87.4	23.4	—	111.0
Total liabilities	3.2	1,220.9	577.9	226.7	—	2,028.7
Note (receivable from) payable to affiliates, net	(20.7)	714.3	(879.0)	185.4	—	—
Total stockholders' equity	1,231.0	1,212.1	3,146.1	547.3	(4,905.5)	1,231.0
Total liabilities and stockholders' equity	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,155.9	$487.9	$(122.5)	$1,521.3
Cost of sales	—	—	698.5	343.8	(122.5)	919.8
Gross profit	—	—	457.4	144.1	—	601.5
Selling, general and administrative expenses	—	—	242.4	77.6	—	320.0
Restructuring and other similar charges	—	—	5.7	3.2	—	8.9
Amortization of intangible assets	—	—	20.8	5.5	—	26.3
Income from operations	—	—	188.5	57.8	—	246.3
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(44.0)	(2.1)	0.9	—	(45.2)
To affiliates	0.5	25.2	(11.3)	(14.4)	—	—
(Loss) gain on the extinguishment of debt	—	(2.1)	3.3	(0.2)	—	1.0
Other expense, net	—	—	(0.9)	(0.1)	—	(1.0)
Income (loss) before income taxes	0.5	(20.9)	177.5	44.0	—	201.1
Provision for income taxes	—	—	(32.8)	(14.9)	—	(47.7)
Equity method investment income	—	—	—	0.2	—	0.2
Income (loss) before equity in earnings of subsidiaries	0.5	(20.9)	144.7	29.3	—	153.6
Equity in income of subsidiaries	151.3	172.2	27.5	—	(351.0)	—
Net income from continuing operations	151.8	151.3	172.2	29.3	(351.0)	153.6
Loss from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	151.8	151.3	172.2	27.5	(351.0)	151.8
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Rexnord	151.8	151.3	172.2	27.3	(351.0)	151.6
Dividends on preferred stock	(14.4)	—	—	—	—	(14.4)
Net income attributable to Rexnord common stockholders	$137.4	$151.3	$172.2	$27.3	$(351.0)	$137.2
Comprehensive income	$151.8	$149.5	$172.3	$21.4	$(351.0)	$144.0

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$368.0	$160.0	$(36.3)	$491.7
Cost of sales	—	—	222.2	114.1	(36.3)	300.0
Gross profit	—	—	145.8	45.9	—	191.7
Selling, general and administrative expenses	—	—	76.3	25.4	—	101.7
Restructuring and other similar charges	—	—	3.0	0.6	—	3.6
Amortization of intangible assets	—	—	7.0	1.8	—	8.8
Income from operations	—	—	59.5	18.1	—	77.6
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(13.8)	(0.8)	0.2	—	(14.4)
To affiliates	0.1	8.1	2.4	(10.6)	—	—
(Loss) gain on the extinguishment of debt	—	(2.1)	0.1	(0.2)	—	(2.2)
Other (income) expense, net	—	(0.1)	0.3	0.6	—	0.8
Income (loss) before income taxes	0.1	(7.9)	61.5	8.1	—	61.8
Provision for income taxes	—	—	(9.7)	(3.7)	—	(13.4)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	0.1	(7.9)	51.8	4.4	—	48.4
Equity in income of subsidiaries	48.3	56.2	4.4	—	(108.9)	—
Net income	48.4	48.3	56.2	4.4	(108.9)	48.4
Non-controlling interest loss	—	—	—	(0.1)	—	(0.1)
Net income attributable to Rexnord	48.4	48.3	56.2	4.5	(108.9)	48.5
Dividends on preferred stock	(2.8)	—	—	—	—	(2.8)
Net income attributable to Rexnord common stockholders	$45.6	$48.3	$56.2	$4.5	$(108.9)	$45.7
Comprehensive income	$48.4	$50.2	$56.2	$9.8	$(108.9)	$55.7

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,157.8	$497.6	$(142.0)	$1,513.4
Cost of sales	—	—	716.1	356.3	(142.0)	930.4
Gross profit	—	—	441.7	141.3	—	583.0
Selling, general and administrative expenses	—	—	244.6	79.2	—	323.8
Restructuring and other similar charges	—	—	6.3	3.1	—	9.4
Amortization of intangible assets	—	—	20.6	4.8	—	25.4
Income from continuing operations	—	—	170.2	54.2	—	224.4
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(52.8)	(1.6)	0.3	—	(54.1)
To affiliates	1.6	28.6	(21.4)	(8.8)	—	—
Gain on extinguishment of debt	—	—	5.0	—	—	5.0
Other income (expense), net	—	0.2	3.9	(0.8)	—	3.3
Income (loss) before income taxes from continuing operations	1.6	(24.0)	156.1	44.9	—	178.6
Provision for income taxes	—	—	(35.4)	(5.4)	—	(40.8)
Equity method investment income	—	—	—	3.5	—	3.5
Income (loss) before equity in earnings of subsidiaries	1.6	(24.0)	120.7	43.0	—	141.3
Equity in (loss) income of subsidiaries	(14.6)	9.4	(66.5)	—	71.7	—
Net (loss) income from continuing operations	(13.0)	(14.6)	54.2	43.0	71.7	141.3
Loss from discontinued operations, net of tax	—	—	(44.8)	(109.5)	—	(154.3)
Net (loss) income	(13.0)	(14.6)	9.4	(66.5)	71.7	(13.0)
Non-controlling interest loss	—	—	—	(0.1)	—	(0.1)
Net (loss) income attributable to Rexnord	(13.0)	(14.6)	9.4	(66.4)	71.7	(12.9)
Dividends on preferred stock	(17.4)	—	—	—	—	(17.4)
Net (loss) income attributable to Rexnord common stockholders	$(30.4)	$(14.6)	$9.4	$(66.4)	$71.7	$(30.3)
Comprehensive (loss) income	$(13.0)	$(23.6)	$8.5	$(79.6)	$71.7	$(36.0)

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$371.8	$156.8	$(43.6)	$485.0
Cost of sales	—	—	236.3	108.0	(43.6)	300.7
Gross profit	—	—	135.5	48.8	—	184.3
Selling, general and administrative expenses	—	—	76.5	25.9	—	102.4
Restructuring and other similar charges	—	—	2.1	0.5	—	2.6
Amortization of intangible assets	—	—	6.8	1.6	—	8.4
Income from continuing operations	—	—	50.1	20.8	—	70.9
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(16.2)	(0.8)	0.2	—	(16.8)
To affiliates	0.5	9.0	(7.2)	(2.3)	—	—
Gain on extinguishment of debt	—	—	5.0	—	—	5.0
Other income, net	—	0.1	1.4	0.1	—	1.6
Income (loss) before income taxes from continuing operations	0.5	(7.1)	48.5	18.8	—	60.7
(Provision) benefit for income taxes	—	—	(9.4)	0.3	—	(9.1)
Equity method investment income	—	—	—	1.3	—	1.3
Income (loss) before equity in earnings of subsidiaries	0.5	(7.1)	39.1	20.4	—	52.9
Equity in income of subsidiaries	24.7	31.8	33.7	—	(90.2)	—
Net income from continuing operations	25.2	24.7	72.8	20.4	(90.2)	52.9
(Loss) income from discontinued operations, net of tax	—	—	(41.1)	13.3	—	(27.8)
Net income	25.2	24.7	31.7	33.7	(90.2)	25.1
Non-controlling interest loss	—	—	—	(0.3)	—	(0.3)
Net income attributable to Rexnord	25.2	24.7	31.7	34.0	(90.2)	25.4
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord common stockholders	$19.4	$24.7	$31.7	$34.0	$(90.2)	$19.6
Comprehensive income	$25.1	$19.5	$29.0	$51.1	$(90.2)	$34.5

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$26.8	$100.5	$52.2	$(4.8)	$—	$174.7
Investing activities
Expenditures for property, plant and equipment	—	—	(18.1)	(7.4)	—	(25.5)
Acquisitions, net of cash acquired	—	—	(24.8)	(0.3)	—	(25.1)
Proceeds from dispositions of long-lived assets	—	—	1.6	1.3	—	2.9
Net payments associated with divestiture of discontinued operations	—	—		(1.3)	—	(1.3)
Cash used for investing activities	—	—	(41.3)	(7.7)	—	(49.0)
Financing activities
Proceeds from borrowings of debt	—	725.0	—	—	—	725.0
Repayments of debt	—	(825.7)	(1.2)	(8.4)	—	(835.3)
Proceeds from exercise of stock options	16.8	—	—	—	—	16.8
Taxes withheld and paid on employees' share-based payment awards	(7.6)	—	—	—	—	(7.6)
Repurchase of common stock	(20.0)	—	—	—	—	(20.0)
Payments of preferred stock dividends	(17.4)	—	—	—	—	(17.4)
Cash used for financing activities	(28.2)	(100.7)	(1.2)	(8.4)	—	(138.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.7)	—	(2.7)
(Decrease) increase in cash and cash equivalents	(1.4)	(0.2)	9.7	(23.6)	—	(15.5)
Cash, cash equivalents and restricted cash at beginning of period	1.4	0.2	107.7	183.2	—	292.5
Cash, cash equivalents and restricted cash at end of period	$—	$—	$117.4	$159.6	$—	$277.0

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$15.9	$19.0	$103.0	$7.4	$—	$145.3
Investing activities
Expenditures for property, plant and equipment	—	—	(19.1)	(7.4)	—	(26.5)
Acquisitions, net of cash acquired	—	—	(2.0)	—	—	(2.0)
Proceeds from dispositions of long-lived assets	—	—	3.5	—	—	3.5
Cash dividend from equity method investment	—	—	—	1.3	—	1.3
Net proceeds from divestiture of discontinued operations	—	—	3.0	6.0	—	9.0
Cash used for investing activities	—	—	(14.6)	(0.1)	—	(14.7)
Financing activities
Proceeds from borrowings of long-term debt	—	247.0	—	2.8	—	249.8
Repayments of debt	—	(265.8)	—	(6.9)	—	(272.7)
Proceeds from exercise of stock options	6.6	—	—	—	—	6.6
Taxes withheld and paid on employees' share-based payment awards	(3.2)	—	—	—	—	(3.2)
Payments of preferred stock dividends	(17.4)	—	—	—	—	(17.4)
Cash used for by financing activities	(14.0)	(18.8)	—	(4.1)	—	(36.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14.2)	—	(14.2)
Increase (decrease) in cash and cash equivalents	1.9	0.2	88.4	(11.0)	—	79.5
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$1.9	$0.2	$129.3	$165.7	$—	$297.1

22. Subsequent Events
On January 28, 2020, the Company acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a total preliminary cash purchase price of approximately $60.0 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform. The Company's financial position and results from operations will include Just Manufacturing subsequent to January 28, 2020. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. This acquisition is not expected to have a material impact on the Company's consolidated financial statements.
On January 27, 2020, the Company's Board of Directors declared an initial quarterly cash dividend on the Company's common stock of $0.08 per-share to be paid on March 6, 2020, to stockholders of record as of February 21, 2020. In addition, the Board of Directors approved increasing the Company’s existing share repurchase authority to $300.0 million of available capacity under the Repurchase Program. See Note 8, Stockholders’ Equity, for additional information about the Repurchase Program.

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
Fiscal Year
        Our fiscal year ends on March 31. Throughout this MD&A, we refer to the period from October 1, 2019 through December 31, 2019 as the “third quarter of fiscal 2020” or the “third quarter ended December 31, 2019.” Similarly, we refer to the period from October 1, 2018 through December 31, 2018 as the “third quarter of fiscal 2019” or the “third quarter ended December 31, 2018.”
Critical Accounting Policies and Estimates
        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of December 31, 2019 and during the period from April 1, 2019 through December 31, 2019, there has been no material change to this information.
Recent Accounting Pronouncements
        See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On January 28, 2020, we acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a total preliminary cash purchase price of approximately $60.0 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements our existing Water Management platform.
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
        During the nine months ended December 31, 2018, we recorded non-cash impairment charges of $126.0 million, to reflect the estimated fair value less costs to sell the VAG business based on the value of preliminary bids received at that time. For other elements of the loss from discontinued operations during the three and nine months ended December 31, 2019, refer to Item 1, Note 4, Discontinued Operations for further information. The analysis of our results of operations below focuses on our results from continuing operations.
Restructuring
        During fiscal 2020, we have continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity, and refining our overall product portfolio. We expect these initiatives to continue, which may result in further workforce reductions, lease termination costs, and other facility rationalization costs, including the impairment or accelerated depreciation of assets. At this time, our full repositioning plan is preliminary and related expenses are not yet estimable. For the three and nine months ended December 31, 2019, restructuring charges totaled $3.6 million and $8.9 million, respectively. For the three and nine months ended December 31, 2018, restructuring charges totaled $2.6 million and $9.4 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Third Quarter Ended December 31, 2019 compared with the Third Quarter Ended December 31, 2018:
Net sales
(Dollars in Millions)

	Quarter Ended
	December 31, 2019	December 31, 2018	Change	% Change
Process & Motion Control	$327.5	$326.7	$0.8	0.2%
Water Management	164.2	158.3	5.9	3.7%
Consolidated	$491.7	$485.0	$6.7	1.4%
Process & Motion Control
        Process & Motion Control net sales were $327.5 million and $326.7 million in the third quarter of fiscal 2020 and fiscal 2019, respectively. Excluding a 1% increase in sales associated with the acquisition of Centa China and a 1% unfavorable impact from foreign currency translation, core sales were flat year over year as sales growth in our aerospace and consumer-facing end markets was offset by softer demand across several of our industrial process end markets, coupled with the impact of our ongoing product line simplification initiatives.
Water Management
        Water Management net sales were $164.2 million in the third quarter of fiscal 2020, an increase of 4% year over year. Excluding a 1% year over year increase in net sales resulting from our acquisition of Stainlessdrains.com, core sales increased 3% in the third quarter of fiscal 2020 as a result of increased demand across our North American building construction end markets, partially offset by a modest impact of our ongoing product line simplification initiatives.
Income from operations
(Dollars in Millions)

	Quarter Ended
	December 31, 2019	December 31, 2018	Change	% Change
Process & Motion Control	$53.6	$53.4	$0.2	0.4%
% of net sales	16.4%	16.3%	0.1%
Water Management	37.6	33.1	4.5	13.6%
% of net sales	22.9%	20.9%	2.0%
Corporate	(13.6)	(15.6)	2.0	12.8%
Consolidated	$77.6	$70.9	$6.7	9.4%
% of net sales	15.8%	14.6%	1.2%

Process & Motion Control
        Process & Motion Control income from operations for the third quarter of fiscal 2020 was $53.6 million, or 16.4% of net sales. Income from operations as a percentage of net sales increased by 10 basis points year over year as higher year over year restructuring costs were more than offset by RBS-led productivity gains and benefits from our completed footprint repositioning actions.
Water Management
        Water Management income from operations was $37.6 million for the third quarter of fiscal 2020, or 22.9% of net sales. Income from operations as a percentage of net sales increased by 200 basis points year over year primarily due to the increase in sales and benefits associated with ongoing cost reduction and productivity initiatives and a reduction in the adjustment to state inventories at last-in-first-out cost.
Corporate
        Corporate expenses were $13.6 million in the third quarter of fiscal 2020 and $15.6 million in the third quarter of fiscal 2019. The decrease in corporate expenses is primarily associated with the recognition of lease facility termination costs during the third quarter of fiscal 2019 in connection with our ongoing footprint optimization actions.
Interest expense, net
        Interest expense, net was $14.4 million in the third quarter of fiscal 2020 compared to $16.8 million in the third quarter of fiscal 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings in the third quarter of fiscal 2020 following $75.0 and $100.0 million voluntary prepayments on our term loan during the fourth quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively. In addition, year-over-year interest expense decreased as a result of the lower average interest rate on our term loan following the refinancing of our term loan, which was completed during the third quarter of fiscal 2020. See Item 1, Note 13 Long-Term Debt for more information.
(Loss) gain on extinguishment of debt
        During the third quarter of fiscal 2020, we recognized a $2.2 million loss on the extinguishment of debt in connection with both the refinancing of our term loan and a $100 million voluntary prepayment on our term loan. During the third quarter of fiscal 2019, we recognized a $5.0 million gain on the extinguishment of debt in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. See Item 1, Note 13 Long-Term Debt for more information.
Other income, net
        Other income, net for the third quarter of fiscal 2020 was $0.8 million, compared to $1.6 million for the third quarter of fiscal 2019. Other income, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $13.4 million in the third quarter of fiscal 2020, compared to $9.1 million in the third quarter of fiscal 2019. The effective income tax rate for the third quarter of fiscal 2020 was 21.7% versus 15.0% in the third quarter of fiscal 2019. The effective income tax rate for the third quarter of fiscal 2020 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, substantially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, net income tax benefits recognized in association with changes to certain foreign income tax rates and the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the third quarter of fiscal 2019 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes.
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

Net income from continuing operations
        Net income from continuing operations for the third quarter of fiscal 2020 was $48.4 million, compared to net income from continuing operations of $52.9 million in the third quarter of fiscal 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $0.39 in the third quarter of fiscal 2020, as compared to diluted net income per share from continuing operations of $0.43 in the third quarter of fiscal 2019.
Net income attributable to Rexnord common stockholders
        Net income attributable to Rexnord common stockholders for the third quarter of fiscal 2020 was $45.7 million compared to $19.6 million in the third quarter of fiscal 2019. Diluted net income per share attributable to Rexnord common stockholders for the three months ended December 31, 2019 and December 31, 2018 was $0.39 and $0.21, respectively. The year-over-year change is primarily a result of the $27.8 million, or $0.23 per diluted share, loss from discontinued operations, net of tax, in the third quarter of fiscal 2019, and the other factors described above.

Nine Months Ended December 31, 2019 Compared with the Nine Months Ended December 31, 2018:
Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2019	December 31, 2018	Change	% Change
Process & Motion Control	$994.6	$1,007.8	$(13.2)	(1.3)%
Water Management	526.7	505.6	21.1	4.2%
Consolidated	$1,521.3	$1,513.4	$7.9	0.5%
Process & Motion Control
        Process & Motion Control net sales decreased 1% year over year to $994.6 million in the first nine months of fiscal 2020. Excluding a 1% increase in sales from the acquisition of Centa China and a 2% unfavorable impact from foreign currency translation, core net sales were flat year over year. Core sales growth in our aerospace and consumer-facing end-markets was offset by the impact of our ongoing product line simplification initiatives as well as softer demand across several of our industrial process end markets.
Water Management
        Water Management net sales were $526.7 million in the first nine months of fiscal 2020, a 4% increase year over year. Excluding a 1% increase in net sales associated with our acquisition of Stainlessdrains.com, core net sales increased 3% during the first nine months of fiscal 2020. The increase in core net sales is primarily the result of increased demand across our North American building construction end markets, partially offset by a modest impact of our ongoing product line simplification initiatives.
 Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2019	December 31, 2018	Change	% Change
Process & Motion Control	$167.0	$159.7	$7.3	4.6%
% of net sales	16.8%	15.8%	1.0%
Water Management	121.3	110.9	10.4	9.4%
% of net sales	23.0%	21.9%	1.1%
Corporate	(42.0)	(46.2)	4.2	9.1%
Consolidated	$246.3	$224.4	$21.9	9.8%
% of net sales	16.2%	14.8%	1.4%

Process & Motion Control
        Process & Motion Control income from operations for the first nine months of fiscal 2020 was $167.0 million or 16.8% of net sales. Income from operations as a percentage of net sales increased by 100 basis points year over year in the first nine months of fiscal 2020 primarily due to RBS-led productivity gains, benefits from our completed footprint repositioning actions and lower year-over-year acquisition-related fair value adjustments that were partially offset by higher restructuring-related costs recognized in fiscal 2020 in connection with our ongoing footprint repositioning initiatives.
Water Management
        Water Management income from operations was $121.3 million for the first nine months of fiscal 2020, or 23.0% of net sales. Income from operations as a percentage of net sales increased 110 basis points in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 primarily due to the increase in sales and benefits associated with our ongoing cost reduction and productivity initiatives and a reduction in the adjustment to state inventories at last-in-first-out cost.
Corporate
        Corporate expenses were $42.0 million in the first nine months of fiscal 2020 compared to $46.2 million in the first nine months of fiscal 2019. The decrease in corporate expenses is primarily the result of the prior year recognition of lease facility termination costs incurred in connection with our ongoing footprint optimization actions.
Interest expense, net
        Interest expense, net was $45.2 million in the first nine months of fiscal 2020 compared to $54.1 million in the first nine months of fiscal 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings in the first nine months of fiscal 2020 following $75.0 and $100.0 million voluntary prepayments on our term loan during the fourth quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively. In addition, year-over-year interest expense decreased as a result of the lower average interest rate on our term loan following the refinancing of our term loan, which was completed during the third quarter of fiscal 2020. In addition, the first nine months of fiscal 2019 included the amortization of unrealized losses associated with the interest rate derivatives that matured during fiscal 2019. See Item 1, Note 13 Long-Term Debt for more information.
Gain on extinguishment of debt
        During the first nine months of fiscal 2020, we recognized a $1.0 million gain on the extinguishment of debt, consisting of a $3.2 million gain in connection with the forgiveness of the remaining net debt associated with the New Market Tax Credit program, partially offset by a $2.2 million loss in connection with the fiscal 2020 refinancing of our term loan and a $100.0 million voluntary prepayment made on our term loan. During the first nine months of fiscal 2019, we recognized a $5.0 million gain in connection with the forgiveness of the net debt associated with the New Market Tax Credit program.
Other expense (income), net
        Other expense, net for the first nine months of fiscal 2020 was $1.0 million compared to other income, net of $3.3 million for the first nine months of fiscal 2019. Other (expense) income, net consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans and actuarial gains and losses incurred in connection with defined benefit plan remeasurements. The year-over-year change is primarily driven by foreign currency transaction losses and the recognition of actuarial losses in connection with the termination of a domestic defined benefit plan during the first nine months of fiscal 2020.
Provision for income taxes
        The income tax provision recorded in the first nine months of fiscal 2020 was $47.7 million, compared to $40.8 million recorded in the first nine months of fiscal 2019. The effective income tax rate for the first nine months of fiscal 2020 was 23.7% versus 22.8% in the first nine months of fiscal 2019. The effective income tax rate for the first nine months of fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, net income tax benefits recognized in association with changes to certain foreign income tax rates and FDII. The effective income tax rate for the first nine months of fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefit associated with a foreign country enacted rate reduction.

Net income from continuing operations
        Net income from continuing operations for the first nine months of fiscal 2020 was $153.6 million, compared to net income from continuing operations of $141.3 million in the first nine months of fiscal 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $1.24 in the first nine months of fiscal 2020, as compared to diluted net income per share from continuing operations of $1.15 in the first nine months of fiscal 2019.
Net income (loss) attributable to Rexnord common stockholders
        Our net income attributable to Rexnord common stockholders for the first nine months of fiscal 2020 was $137.2 million, compared to a net loss attributable to Rexnord common stockholders of $30.3 million for the first nine months of fiscal 2019. Diluted net income per share attributable to Rexnord common stockholders was $1.22 in the first nine months of fiscal 2020, as compared to a diluted net loss per share attributable to Rexnord common stockholders of $0.10 per share in the first nine months of fiscal 2019. The year-over-year change is primarily a result of the $154.3 million, or $1.25 per diluted share, loss from discontinued operations, net of tax, in the first nine months of fiscal 2019, and the other factors described above.

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
EBITDA
        EBITDA represents earnings from continuing operations before interest and other debt related activities, taxes, depreciation and amortization. EBITDA is presented because it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also presented and compared by analysts and investors in evaluating our ability to meet debt service obligations. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.
Adjusted EBITDA
        Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Rexnord common stockholders in the nine months ended December 31, 2019 of $137.2 million and Adjusted EBITDA for the same period of $336.2 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to net income attributable to Rexnord common stockholders.
Covenant Compliance
        Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter. At December 31, 2019, our net leverage ratio was 2.0 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
        The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2019, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

        Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2018	Year ended March 31, 2019	Nine months ended December 31, 2019	Twelve months ended December 31, 2019
Net (loss) income attributable to Rexnord common stockholders	$(30.3)	$11.1	$137.2	$178.6
Dividends on preferred stock	17.4	23.2	14.4	20.2
Non-controlling interest (loss) income	(0.1)	—	0.2	0.3
Loss from discontinued operations, net of tax	154.3	154.7	1.8	2.2
Equity method investment income	(3.5)	(3.6)	(0.2)	(0.3)
Income tax provision	40.8	53.4	47.7	60.3
Other (income) expense, net (1)	(3.3)	1.2	1.0	5.5
Gain on the extinguishment of debt	(5.0)	(4.3)	(1.0)	(0.3)
Interest expense, net	54.1	69.9	45.2	61.0
Depreciation and amortization	66.0	87.9	64.3	86.2
EBITDA	$290.4	$393.5	$310.6	$413.7
Adjustments to EBITDA:
Restructuring and other similar charges (2)	9.4	12.1	8.9	11.6
Stock-based compensation expense	17.3	22.6	18.7	24.0
Last-in first-out inventory adjustments (3)	0.8	6.7	(2.2)	3.7
Acquisition-related fair value adjustment	3.5	3.6	0.7	0.8
Other, net (4)	1.5	4.3	(0.5)	2.3
Subtotal of adjustments to EBITDA	$32.5	$49.3	$25.6	$42.4
Adjusted EBITDA	$322.9	$442.8	$336.2	$456.1
Pro forma adjustment for acquisitions (5)				$2.2
Pro forma Adjusted EBITDA				$458.3
Consolidated indebtedness (6)				$924.0
Total net leverage ratio (7)				2.0
__________________________________
(1)Other (income) expense, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans and other actuarial gains and losses.
(2)Restructuring and other similar charges is comprised of costs associated with workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs.  See Item 1, Note 3, Restructuring and Other Similar Charges for more information.
(3)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(4)Other, net for the periods indicated, consists primarily gains and losses on the disposition of long-lived assets and cash dividends received from our equity method investment.
(5)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisitions of Centa China and StainlessDrains.com, as permitted by our credit agreement. The pro forma adjustment includes the period from January 1, 2019 through the dates of the Centa China and StainlessDrains.com acquisitions. See Item 1, Note 2, Acquisitions for more information.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $224.5 million (as defined by the credit agreement) at December 31, 2019.
(7)Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
        Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, borrowing availability of up to $264.0 million under our revolving credit facility and availability of up to $100.0 million under our accounts receivable securitization program.
        As of December 31, 2019, we had $277.0 million of cash and cash equivalents and $348.0 million of additional borrowing capacity ($258.9 million of available borrowings under our revolving credit facility and $89.1 million available under our accounts receivable securitization program). As of December 31, 2019, the available borrowings under our credit facility and accounts receivable securitization were reduced by $12.0 million due to outstanding letters of credit. As of March 31, 2019, we had $292.5 million of cash and cash equivalents and approximately $351.3 million of additional borrowing capacity ($258.4 million of available borrowings under our revolving credit facility and $92.9 million available under our accounts receivable securitization program).
On January 27, 2020, our Board of Directors declared an initial quarterly cash dividend on our common stock of $0.08 per-share to be paid on March 6, 2020, to stockholders of record as of February 21, 2020. In addition, the Board of Directors approved increasing our existing share repurchase authority to $300.0 million of available capacity under the Repurchase Program. See Note 8, Stockholders’ Equity, for additional information about the Repurchase Program.
Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
        Net cash provided by operating activities was $174.7 million and $145.3 million in the first nine months of fiscal 2020 and 2019, respectively. Incremental profit generated in the first nine months of fiscal 2020 and lower trade working capital were partially offset by the timing of payments on accrued expenses.
        Cash used for investing activities was $49.0 million in the first nine months of fiscal 2020 compared to $14.7 million in the first nine months of fiscal 2019. Investing activities in the first nine months of fiscal 2020 primarily included $25.5 million of capital expenditures and $25.1 million in connection with acquisitions, partially offset by the receipt of $2.9 million in connection with the sale of certain long-lived assets. Investing activities during the first nine months of fiscal 2019 included $26.5 million of capital expenditures and $2.0 million for an acquisition of assets, partially offset by the receipt of $3.5 million in connection with the sale of certain long-lived assets.
        Cash used for financing activities was $138.5 million in the first nine months of fiscal 2020 compared to $36.9 million in the first nine months of fiscal 2019. During the first nine months of fiscal 2020, we utilized a net $110.3 million of cash for payments on outstanding debt (including $100.0 million for a voluntary prepayment on our term loan in the third quarter of fiscal 2020), $20.0 million for repurchases of our common stock (see Item 1, Note 8 Stockholders' Equity for additional details) and $17.4 million for the payment of preferred stock dividends. The first nine months of fiscal 2020 also includes $16.8 million of cash proceeds associated with stock option exercises, partially offset by $7.6 million of cash used for the payment of withholding taxes on employees' share-based payment awards. During the first nine months of fiscal 2019, we utilized a net $22.9 million of cash for the payment of outstanding debt and $17.4 million for the payment of preferred stock dividends. The first nine months of fiscal 2019 also includes $6.6 million of cash proceeds associated with stock option exercises, partially offset by $3.2 million of cash used for the payment of withholding taxes on employees' share-based payment awards.
Indebtedness
        As of December 31, 2019, we had $1,148.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2019	Current Maturities of Debt	Long-term Portion
Term loan (1)	$620.6	$—	$620.6
4.875% Senior Notes due 2025 (2)	495.5	—	495.5
Finance leases and other subsidiary debt	32.5	1.4	31.1
Total	$1,148.6	$1.4	$1,147.2
___________________________________________
(1)Includes unamortized debt issuance costs of $4.4 million at December 31, 2019.
(2)Includes unamortized debt issuance costs of $4.5 million at December 31, 2019.

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
        We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of December 31, 2019, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the third quarter of fiscal 2020, the Company repurchased 639,500 shares of common stock at a total cost of $20.0 million at a weighted average price of $31.30 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $140.0 million of the existing repurchase authority remained under the Repurchase Program at December 31, 2019. As discussed in Note 22 to the condensed consolidated financial statements contained in Part I, Item 1 of this report, on January 27, 2020, the Board of Directors approved increasing the Company’s existing share repurchase authority to $300.0 million of available capacity under the Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
October 1 - October 31, 2019	—	$—	—	$160,002,485
November 1 - November 30, 2019	335,300	$30.72	335,300	$149,702,658
December 1 - December 31, 2019	304,200	$31.94	304,200	$139,985,852
(1) See explanation of the Repurchase Program above.
ITEM  6. EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1
Incremental Assumption Agreement, dated as of November 21, 2019, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, Credit Suisse AG, Cayman Islands Branch as the refinancing term lender and Credit Suisse AG, Cayman Islands Branch as administrative agent. (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K, dated November 21, 2019.)

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

REXNORD CORPORATION

Date:	January 28, 2020	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer