Form 10-K
period 2020-03-31
Rexnord Corp
filed 2020-05-12
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from            to
_________________________________________________

REXNORD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		001-35475	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)		(Commission File Number)	(I.R.S. Employer Identification No.)

511 W. Freshwater Way			53204
Milwaukee,	Wisconsin
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (414) 643-3739
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $.01 par value	RXN	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
__________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by checkmark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of September 30, 2019, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of common stock (based upon the $27.05 closing price on the New York Stock Exchange on September 30, 2019, the last trading day of that quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $2.9 billion.
As of May 8, 2020, there were 119,725,005 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about July 23, 2020, which Proxy Statement will be subsequently filed.

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
        These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:
•the impact of our indebtedness;
•our competitive environment;
•general economic and business conditions, market factors and our exposure to customers in cyclical industries;
•the effects of the ongoing COVID-19 (Coronavirus) pandemic on our business, financial condition, employees, customers, distributors and supply chain, including the impact related to governmental actions;
•performance, and potential failure, of our information and data security systems, including potential cyber security threats and breaches;
•the costs and uncertainties related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;
•the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;
•risks associated with our international operations;
•the loss of any significant customer;
•dependence on independent distributors;
•increases in cost of our raw materials, including as a result of tariffs, trade wars and other trade protection matters, and our possible inability to increase product prices to offset such increases;
•impact of weather on the demand for our products;
•changes in technology and manufacturing techniques;
•the costs of environmental compliance and/or the imposition of liabilities under environmental, health and safety laws and regulations;
•legislative, regulatory and legal developments involving taxes;
•the costs associated with asbestos claims and other potential product liability;
•our access to available and reasonable financing on a timely basis;
•changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;
•reliance on intellectual property;
•work stoppages by unionized employees;
•loss of key personnel;
•changes in pension funding requirements;
•potential impairment of goodwill and intangible assets;
•an inability to realize intended benefits from our ongoing supply chain optimization and footprint repositioning initiatives;
•terrorism, conflicts, wars, weather events, as well as other events outside our control, including other outbreaks of infectious diseases; and
•the other factors set forth herein, including those set forth under "Risk Factors" in Part I, Item 1A.

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

ITEM 1. BUSINESS.
Our Company
        Rexnord Corporation, a Delaware corporation incorporated in 2006, is a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly-trusted brands that serve a diverse array of global end markets. We currently operate our business in two strategic platforms — Process & Motion Control and Water Management, both of which have expanded significantly by means of acquisitions of other companies or operations; see "Acquisitions and Divestitures" below for further information as to recent transactions. Our heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our Company in a disciplined way and the Rexnord Business System ("RBS") is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
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
        We believe that we have one of the broadest portfolios of highly engineered, mission and project-critical Process & Motion Control products for industrial, consumer goods and aerospace applications worldwide. Our Process & Motion Control portfolio includes products and services used to safely, reliably and efficiently solve a wide range of demanding process and discrete automation and motion control applications. Our Water Management platform is a leader in the multi-billion dollar, specification-driven, commercial and institutional construction market for water management products and, to a lesser extent, the municipal water and wastewater treatment and residential construction markets. Our Water Management product portfolio includes building and site water management solutions that enhance water quality, safety, flow control and conservation.
        Our products are generally "specified" or requested by end users across both of our strategic platforms as a result of our products’ reliable performance in demanding environments, our custom application engineering capabilities and our ability to provide global customer support. Typically, our Process & Motion Control products are initially incorporated into products sold by original equipment manufacturers ("OEMs") or sold to end users as critical components in large, complex systems where the cost of failure or downtime is high, and thereafter replaced through industrial distributors as they are consumed or require replacement.
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
        We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the "Voice of the Customer" process and ensuring superior customer satisfaction. Our footprint encompasses 46 principal Process & Motion Control manufacturing, warehouse, and repair facilities and 17 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
        Unless otherwise noted, "Rexnord," "we," "us," "our" and the "Company" means Rexnord Corporation and its consolidated subsidiaries. Fiscal years presented in this report prior to and including fiscal year 2020 refer to the period from April 1 until March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020. Following the end of fiscal 2020, as previously announced, we are transitioning to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, will serve as a transition period, and we will provide one-time, nine-month transitional financial statements in a transition report on Form 10-K to be filed in 2021. Prior to filing the transition report, we will continue to report our quarterly financial results on Form 10-Q. Our fiscal year 2021 will commence on January 1, 2021.

RBS
        RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business. RBS is based on the following principles: (1) strategy deployment (a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities); (2) measuring our performance based on customer satisfaction, or the "Voice of the Customer;" (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying RBS can yield superior growth, quality, delivery and cost positions relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we have applied RBS over the past several years, we have experienced improvements in growth, productivity, cost reduction and asset efficiency and believe there are opportunities to continue to improve our performance as we continue to apply RBS.
Our Platforms
Process & Motion Control
        Our Process & Motion Control platform designs, manufactures, markets and services a broad range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components and related value-added services. Our products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa® and Tollok™.
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
Water Management
        Our Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products primarily for nonresidential buildings. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.com™ and JUST®.
        Over the past century, the businesses that comprise our Water Management platform have established themselves as innovators and leading designers, manufacturers and distributors of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water to the institutional and commercial construction end markets and, to a lesser extent, the infrastructure and residential construction end markets. Segments of the institutional construction end market include government, healthcare, and education. Segments of the commercial construction end market include: lodging, retail, dining, sports arenas and warehouse/office. Segments of the infrastructure end market include: municipal water and wastewater and transportation. The demand for our Water Management products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new infrastructure and residential construction.
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
        Our Water Management platform has an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,200 independent sales representatives across 200 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, contractors, builders and architects has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared to others in our industry.
Our Markets
        We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that have been commoditized or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end markets we serve span a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics. Despite the ongoing impact of COVID-19, we believe that there is still long-term growth potential.
Process & Motion Control Market
        The market for Process & Motion Control products is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us across each of our product line categories. The industry's customer base is broadly diversified across many sectors of the economy. Growth in the Process & Motion Control market is closely tied to overall growth in industrial production, which we believe has fundamental and significant long-term growth potential despite the ongoing impact of COVID-19. In addition, through innovating to meet customer demand changes and focusing on higher growth end-markets, we believe Process & Motion Control growth rates can exceed overall United States industrial production.
        The Process & Motion Control market is also characterized by the need for sophisticated engineering experience, the ability to design and produce a broad number of niche products with short lead times and long-standing customer relationships. We believe entry into our markets by competitors with lower labor costs, including foreign competitors, will be limited due to the fact that we manufacture highly specialized niche products that are critical components in large-scale manufacturing processes. In addition, we believe the industry trend of customers increasingly consolidating their vendor bases should allow Process & Motion Control, with our broad product offerings to capture additional market share.
Water Management Market
        The markets in which our Water Management platform participates are relatively fragmented with competitors across a broad range of industries, sectors, and product lines. Although competition exists across all of our Water Management businesses, we do not believe that any one competitor directly competes with us across all of our product lines. We believe that our served markets are growing long term at relatively strong rates, and that the growing demand for water conservation, quality, and safety can potentially support market growth above that of overall United States industrial production. We believe that we can continue to grow our platform long term at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end markets that have above-average growth characteristics despite the ongoing impact of COVID-19.
        We believe the areas of the Water Management industry in which we compete are tied to growth in commercial and institutional construction, as well as, to a lesser extent, infrastructure. We believe these areas have significant long-term growth fundamentals despite the ongoing impact of COVID-19. Historically, the commercial, institutional and infrastructure construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in infrastructure, commercial and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe that water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader infrastructure, commercial, and institutional construction markets, as well as mitigate cyclical downturns in market growth.
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
Motion Control Products
        We are a leading manufacturer and supplier of highly engineered mechanical power transmission components used to affect and control material movement within heavy-duty process automation and discrete automation applications. Our motion control products include table top conveying chain and related accessories, metal conveying and engineered woven metals, gearing & gear drives, conveying equipment, industrial chain and custom assemblies. Our FlatTop highly-engineered table top conveyor chain and related conveyor system accessories are used in discrete automation applications such as high-speed beverage-filling operations and is primarily sold to the food and beverage processing and packaging, consumer products, warehousing and distribution, automotive and parts processing industries. Our Cambridge products provide users with metal conveying and engineered woven metal solutions, primarily used in food processing end markets, as well as in architectural, packaging and filtration applications. Our gear drives reduce the output speed and increase the torque from an electronic motor or engine to the level required to drive a particular piece of equipment or an element of a larger mechanical system (such as a conveyor system). We produce a wide range of heavy, medium and light-duty gear drives for bulk and unit material handling, mixing, pumping and general gearing applications. Our conveying equipment components and industrial chain products are used primarily in heavy-duty process automation applications in numerous industries, including mining, construction and agricultural equipment, forest and wood products, cement and aggregates processing and hydrocarbon processing.
         We also produce custom-engineered, application-specific miniature gearboxes and motion control assemblies and components that are supplied to a variety of end markets, including aerospace and defense, medical equipment, robotics, semiconductor, instrumentation, and satellite communications.
Shaft Management Products
        We are a leading manufacturer and supplier of highly engineered mechanical power transmission components used to control, support and protect rotating shafts within machinery, process automation and discrete automation applications. Rotating shafts transmit system power to the moving elements in machinery and equipment. Our shaft management products include couplings, torque limiters, electromagnetic clutches and brakes, industrial bearings and shaft locking assemblies. Couplings are primarily used in high-speed, high-torque applications and are the interface between two shafts that permit power to be safely and efficiently transmitted from one shaft to the other. Torque limiters, clutches, and brakes are used in machinery applications to safely control shaft engagement and stopping. Industrial bearings are components that support, guide and reduce the friction of motion between fixed and moving machine parts. We primarily produce mounted bearings, which are offered in a variety of specialized housings to suit specific industrial applications, and generally command higher margins than unmounted bearings. Shaft locking assemblies are used to secure machine shafts to hubs through a mechanical interference fit that eliminates shaft backlash and improves transmission of high torques and axial loads. Our shaft management products are used in a wide range of end markets that include food and beverage, mining, energy and power generation, aggregates processing, pulp and paper, steel, chemical, forest and wood products, construction and agricultural equipment, marine, and general industrial and automation.
During fiscal 2018, we acquired Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications. This acquisition added complementary product lines to our existing Process & Motion Control platform.
Aerospace Components
        We supply our aerospace components primarily to the commercial and military aircraft end markets for use in door systems, engine accessories, engine controls, engine mounts, flight control systems, gearboxes, landing gear and rotor pitch controls. The majority of our sales are to engine and airframe OEMs that specify our aerospace bearing and mechanical seal products for their aircraft and turbine engine platforms, often based on proprietary designs, capabilities and solutions. We also supply highly specialized gears and related products through our aerospace-focused build-to-print manufacturing operations.
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
Water Safety, Quality, and Flow Control Products
        Our water safety, quality, and flow control products are sold under the Zurn and Wilkins brand names and encompass a wide range of valve products, distribution and drainage products and site works products. Key valve products include backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These highly-specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, they are sold into commercial, institutional, and industrial new construction and retrofit applications as well as the fire protection, municipal water and wastewater and irrigation end markets.
        Engineered water distribution solutions that protect human health and gravity drainage products that protect the environment are sold under the Zurn brand and are typically required in the early stages of a construction or retrofit project, when potable water and non-potable water distribution and drainage systems are installed. Specification drainage products include point drains (such as roof drains and floor drains), hydrants, fixture carrier systems, and chemical drainage systems that are used to control storm water, process water and potable water in various commercial, institutional, industrial, civil and irrigation applications. Water distribution products include PEX piping, valves, fittings and installation tools. PEX tubing is manufactured from cross-linked polyethylene and is designed for high temperature and pressure fluid distribution piping applications for both potable water and radiant heating systems in the residential and nonresidential construction industries. These systems are engineered to meet stringent NSF and ASTM standards helping water professionals provide safe and efficient building and site water management solutions.
        Site works products are commonly installed within a building or on a site to manage storm water and wastewater. Linear drainage systems are used to capture and direct storm water in a wide variety of commercial, institutional, industrial and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems and remote monitoring systems and are marketed under the Zurn and Green Turtle brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional foodservice operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities; acid neutralization systems are primarily used in schools, hospitals and laboratories.
In fiscal 2020, we acquired substantially all the assets of East Creek Corporation (d/b/a StainlessDrains.com) ("StainlessDrains.com"), a leading manufacturer of highly specialized stainless steel drains for industries focused in foodservice, food and beverage production, retail, chemical, commercial, and amusement parks. This acquisition added complementary product lines to the Company's existing Water Management platform.

Water Conservation and Finish Plumbing Products
        Water conservation and finish plumbing products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves and faucets. Zurn's finish plumbing products include manual and sensor-operated flush valves marketed under the Aquaflush®, AquaSense® and AquaVantage® names and heavy-duty commercial faucets marketed under the AquaSpec® name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage fixture systems promote water-efficiency and low consumption of water that deliver savings for building owners in new construction and retrofit bathroom fixture installations.
        In fiscal 2018, we acquired World Dryer Corporation ("World Dryer"), a leading global manufacturer of commercial electric hand dryers. In fiscal 2020, we acquired Just Manufacturing Company ("Just Manufacturing") a leading manufacturer of stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets. The combination of World Dryer’s eco-friendly hand dryers, Just Manufacturing's stainless steel product portfolio and Zurn's water-efficient plumbing products allows us to deliver more finish plumbing content to new and existing buildings.
Acquisitions and Divestitures
        Mergers and acquisitions are a critical part of the Rexnord growth strategy. Our strategy is to build around our global strategic platforms by acquiring leading industrial manufacturing companies in attractive markets with businesses that we believe will benefit from RBS to increase customer satisfaction, revenue growth and operating margins. In our last three fiscal years, we have completed several acquisitions within our Process & Motion Control and Water Management platforms focused on expanding our product portfolio and global presence in the end markets we serve; those acquisitions are further described below. The respective purchase prices for these transactions are stated net of cash acquired and exclude transaction costs.
Process & Motion Control
•February 9, 2018 - We acquired Centa, a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications for a cash purchase price of $129.7 million plus assumed debt. Centa, headquartered in Haan, Germany, added complementary product lines to our existing Process & Motion Control platform.
In completing the acquisition of Centa, we also acquired a non-controlling interest in two previously established joint venture relationships. On January 23, 2019, we acquired an additional 47.5% interest in one of these joint venture relationships for $21.4 million. As a result, the results of operations of that entity have been consolidated within our consolidated financial statements subsequent to January 23, 2019.
Water Management
•January 28, 2020 - We acquired substantially all of the assets of Just Manufacturing for a total preliminary cash purchase price of approximately $59.4 million. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements the offerings of our existing Water Management platform.
•May 10, 2019 - We acquired substantially all of the assets of StainlessDrains.com, a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million. StainlessDrains.com, headquartered in Greenville, Texas, added complementary product lines to our existing Water Management platform.
•September 24, 2018 - We acquired certain assets associated with the design and distribution of various roof drains, spouts and flow sensors for institutional, commercial and industrial buildings for $2.0 million. The acquisition of these assets added complementary product lines to our existing Water Management platform.
•October 4, 2017 - We acquired World Dryer, a leading global manufacturer of commercial electric hand dryers, for a cash purchase price of $50.0 million. This acquisition broadened the product portfolio of our existing Water Management platform and continues to enable us to bring greater value to commercial building owners in the form of lower operating costs.
        In addition to making acquisitions, we periodically review our operations to determine whether it would be in our interest to divest of certain non-core or non-strategic businesses. Information regarding divestitures within our Water Management platforms during recent fiscal years is included below.

•November 26, 2018 - We sold the net assets of our VAG business within our Water Management platform pursuant to our previously disclosed plan to divest of this business. In connection with the sale, we received net cash proceeds of $7.7 million following all final working capital adjustments. All results associated with this business are presented as a discontinued operation in our consolidated financial statements. Refer to Item 8, Note 4, Discontinued Operations for additional information.
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
Water Management Customers
        Our water safety, quality, flow control and conservation products are sold for new construction, remodeling and retrofit applications to customers in our commercial construction, institutional, infrastructure and residential construction end markets and are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation and siteworks industries. Our independent sales representatives work with architects, engineers, building owners and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with knowledge of the local markets to provide contractors with value-added service. We use approximately 1,200 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn and Wilkins benefit from strong brand recognition, which is further bolstered by a strong propensity to replace "like-for-like" products.
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
        In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 United States active patents and approximately 900 active foreign patents as of March 31, 2020. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 200 United States active patents and approximately 100 foreign active patents as of March 31, 2020. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation.
In fiscal 2018, we launched DiRXN™ (pronounced "Direction"), our digital enterprise initiative. DiRXN™ is an internet-based customer productivity platform based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Rexnord's leading portfolio of tools, products and services. DiRXN™ directly connects customers to data and information that allows them to optimize productivity across all stages of their life cycles. During fiscal 2018 and 2019, we began adding Smart Tags to our Process & Motion Control and Water Management products in order to provide our customers with a direct digital link to asset information and digital support for the installation and maintenance of our products. We also began to deliver Process & Motion Control products with embedded sensors to collect real-time operational and contextual information regarding product performance, and we extended these capabilities to select Water Management products in fiscal 2019. Our secure online portal, plumbSMART™, allows for real-time insights from Zurn Connected Products including wireless monitoring of usage trends, water consumption, possible issues and alerts through digitally-connected product solutions that can be retrofit to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of our customers’ operations.
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
Backlog
        Our backlog of unshipped orders was $381 million and $373 million as of March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, approximately 11% of our backlog was scheduled to ship beyond March 31, 2021. Also, see Item 1A Risk Factors of this report for more information on the risks associated with backlog.
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
        Demand for our Water Management products is primarily driven by commercial and institutional construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion. Accordingly, weather has an impact on the seasonality of certain end markets. With the exception of our remodeling and retrofit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Canada represent the main construction season for increased construction in the commercial, institutional and infrastructure markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth fiscal quarters as compared to the first two quarters of the fiscal year. The autumn and winter months generally impede construction and installation activity.

        Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results have been, and in the future could be, negatively affected during economic downturns, including the current economic slowdown caused by COVID-19. See Item 1A Risk Factors of this report for more information on the risks associated with general economic conditions and COVID-19.
Employees
        As of March 31, 2020, we had approximately 6,800 employees, of whom approximately 3,500 were employed in the United States. Approximately 200 of our United States employees are represented by labor unions. We are currently party to three collective bargaining agreements in the United States. The remaining three collective bargaining agreements have expiration dates in November 2021, May 2022 and June 2022. Additionally, approximately 1,200 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
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
Additional Information
        The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (414) 643-3739. Our website address is www.rexnordcorporation.com. We make available free of charge, on or through our website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS.
        The risks described below are not the only risks facing Rexnord. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. In addition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results. If any of these risks materialize, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
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
Our business and operations, and the operations of our suppliers, business partners and customers, have been, and are expected to continue to be adversely affected by the recent Coronavirus (or COVID-19) outbreak, and may be adversely affected by future outbreaks of infectious diseases.
We face risks related to the recent outbreak of the Coronavirus Disease 2019 (“COVID-19”), which has been declared a pandemic by the World Health Organization as the disease has spread across the globe to many countries in which we do business and is impacting worldwide economic activity. The full impact of COVID-19 is unknown and rapidly evolving. Health epidemics or outbreaks of communicable diseases such as COVID-19 could result in widespread or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which we operate, sell, or purchases good and services. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, actions taken by various governments and third parties around the world to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at certain of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers are also experiencing similar negative impacts from the COVID-19 pandemic.
There can be no assurance that COVID-19 will not impact our business generally as a result of the virus’ potential impact on delays in supply chain, production and/or our customers. While each of our operations has prepared customized business continuity plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, and mitigating the potential impacts of COVID-19 or other similar epidemics or outbreaks of infectious diseases, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic or epidemic may have, much of which is still entirely uncertain. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our operations, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shutdown or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, could adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19, or its broader ramifications, impacts our business will depend on the severity, location and duration of the spread of COVID-19, and the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the actions undertaken by the leadership and employees of our Company as well as those of our suppliers, customers and other business partners.
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
        In order to operate more efficiently, control costs and refine our business focus, we undertake from time to time restructuring plans, which can include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also choose to divest operations that we no longer believe are additive or complementary to our platforms or strategic direction, such as our fiscal 2019 disposition of the VAG business. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. In addition to our announced Supply Chain Optimization and Footprint Repositioning initiatives, we may undertake further restructuring actions, workforce reductions or divestitures in the future as we evaluate our business in connection with the economic slowdown caused by the COVID-19 pandemic. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
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
        Our business operations have been adversely affected from time to time by volatility and weaknesses in the global economy and financial markets. The current economic slowdown caused by the COVID-19 pandemic is expected to adversely affect our future financial condition, results of operations and cash flows, though we are unable to predict the extent of the impact at this time due to the uncertainty regarding the duration and economic impact of the pandemic. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products are expected to reduce demand for products and result in a decrease in sales volume, which would have a negative impact on our future results of operations.
        Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries, and some industries are expected to experience greater COVID-19-related impacts than others. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effects of economic downturns; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally, would materially reduce our net sales and profitability.
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
        Volatility and disruption of financial markets, including as a result of the COVID-19 pandemic, could limit the ability of our customers to obtain adequate financing to maintain operations and may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or impact their ability to pay their receivables. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us.
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
        Our business remains subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 29% of our total net sales in fiscal 2020 originated outside of the U.S. Additionally, we have significant manufacturing operations outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to global operations, including:
•tariff increases, import duties, trade wars or other retaliatory or trade protection measures instituted by the U.S. or other countries;
•fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;
•foreign exchange controls;

•compliance with export controls, import and export licensing requirements, and other trade compliance regulations;
•changes in tax laws;
•interest rates;
•differences in business practices in various countries;
•changes and differences in regulatory requirements in countries in which we operate or make sales;
•differing labor regulations, practices and standards;
•significant natural disasters, terrorist activities, the ongoing impact of the COVID-19 pandemic, other outbreaks of infectious diseases and other events or factors impacting local economies and/or infrastructure.
•restrictions on our ability to own or operate subsidiaries, make investments, move operations or acquire new businesses in these jurisdictions;
•requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•restrictions under U.S. tax laws and other laws on our ability to repatriate dividends from our foreign subsidiaries; and
•exposure to liabilities under anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA").
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
        A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During fiscal 2020, our top 5 customers accounted for approximately 25.8% of our consolidated net sales, our largest customer accounted for less than 10% of consolidated net sales for the year ended March 31, 2020. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
        Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. We believe that these risks are heightened due to the global economic impact of the COVID-19 pandemic. If a customer defaults on its obligations to us, it could have a material adverse effect on our backlog, business, financial condition, results of operations or cash flows. As of March 31, 2020, approximately 11% of our backlog was scheduled to ship beyond March 31, 2021.
We rely on independent distributors. Termination of one or more of our relationships with any of our key independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
        In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,600 distributor locations nationwide; however, for fiscal 2020, approximately 20% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 13% of Process & Motion Control net sales. Within Water Management, we depend on 1,200 independent sales representatives and approximately 60 third-party warehouses to distribute our products; however, for fiscal 2020, our three key independent distributors generated approximately 40% of our Water Management net sales with the largest accounting for 25% of Water Management net sales.
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
Terrorism, conflicts, wars and weather events may materially and adversely affect our business, financial condition and results of operations.
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
        In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, including our DiRXN digital productivity platform, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cyber security threats are becoming more complex. Like other companies, we have experienced these types of threats; however, to date, we have not experienced a material threat or incident. In addition, we currently have a large percentage of our workforce working remotely due to governmental order related to the COVID-19 pandemic, which may heighten these risks. While we have taken steps to maintain and enhance adequate cyber security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes and by obtaining insurance coverage, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us. We collect, store, access and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 all could disrupt our ability to sell products or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

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
        As of March 31, 2020, we had approximately 6,800 employees. Our primary risk resides with approximately 1,200 of our employees that reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Financial Risks
        Financial risk relates to our ability to meet our financial obligations. It includes our highly leveraged capital structure, compliance with covenants related to our credit agreement and our 4.875% Senior Notes due 2025 (the "Notes"), limits on access to liquidity and restrictive credit-related agreements.
Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions, adversely impact our ability to implement our capital allocation strategy and prevent us from making debt service payments.
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
        Our substantial indebtedness could also have other important consequences with respect to our ability to manage and grow our business successfully, including the following:
•it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives, acquisitions or other purposes;
•it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our credit agreement, the indenture governing our Notes (the "Indenture") and our other indebtedness;
•a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;
•it may limit our flexibility in planning for, or reacting to, changes in our operations or business, or in taking advantage of strategic opportunities;
•we are and will continue to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to downturns in our business or the economy;
•it may restrict us from making strategic acquisitions or divestitures, introducing new technologies or exploiting business opportunities; and
•along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds, make acquisitions or capital expenditures, acquire or dispose of assets or take certain of the actions mentioned above, or adversely impact our ability to implement our capital allocation strategy (which includes paying dividends on our common stock), any of which could restrict our operations and business plans.
        Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including the London Interbank Offered Rate ("LIBOR"). In addition, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. Although the consequences of these developments cannot be predicted at this time, should LIBOR or an alternative index no longer be available, the rates under our variable rate indebtedness could increase and access to capital could be limited. During fiscal 2020, the agreement governing our senior security credit facility was amended to provide that if LIBOR becomes unavailable, we would work with our banks to establish an alternate rate of interest that gives due consideration to the then-prevailing market convention for determining interest rates for syndicated loans in the United States. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional information on our debt that is subject to the LIBOR rate.

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
Our credit agreement and the Indenture contain various covenants that limit or prohibit our ability (subject to certain exceptions), among other things, to:
•incur or guarantee additional indebtedness;
•pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;
•make certain loans, acquisitions, capital expenditures or investments;
•sell certain assets, including stock of our subsidiaries;
•enter into sale and leaseback transactions;
•create or incur liens;
•consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates.
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
The restrictions contained in the credit agreement and/or the Indenture could:
•limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;
•restrict our ability to repurchase shares of our common stock and/or adversely impact our ability to implement capital allocation strategy;
•adversely affect our ability to finance our operations, to enter into strategic acquisitions, to fund investments or other capital needs or to engage in other business activities that would be in our interest; and
•limit our access to the cash generated by our subsidiaries.
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
        As of March 31, 2020, our goodwill and intangible assets totaled $1,321.9 million and $514.2 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.
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

        Currently, a significant amount of our revenue is generated from customers located outside of the United States, and a large portion of our assets and employees are located outside of the U.S. The U.S., the EU and member states along with numerous other countries have recently engaged in (and many continue to engage in) establishing fundamental changes to tax laws affecting the taxation of multinational corporations. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("U.S. Tax Reform"). U.S. Tax Reform incorporated broad and complex changes to the U.S. tax code and there have been some initial regulatory and administrative developments with respect to U.S. Tax Reform; however, we expect to continue to see future regulatory, administrative or legislative guidance in this area. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, U.S. Tax Reform are subject to additional regulatory or administrative developments, including any additional regulations or other guidance promulgated by the U.S. Internal Revenue Service ("IRS"). As a result, U.S. Tax Reform, including any regulations or other guidance promulgated by the IRS, and other tax laws or developments in the U.S. or other countries could have significant effects on us, some of which may be adverse and could materially and adversely impact our financial condition, results of operations and cash flows, and have a negative impact on our ability to compete in the global marketplace.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
        Within Process & Motion Control, as of March 31, 2020, we had 46 principal manufacturing, warehouse and repair facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	26	1,941,000	1,524,000
Europe	11	738,000	178,000
Asia	5	292,000	35,000
South America	2	77,000	19,000
Australia	2	—	35,000
        Within Water Management, as of March 31, 2020, we had 17 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	16	653,000	1,030,000
Australia	1	—	27,000
        We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
        Information with respect to our legal proceedings is contained in Item 8, Note 18, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
        Not applicable.

          *    *    *

Information about our Executive Officers
        The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	49	President, Chief Executive Officer and Director	2009
Mark W. Peterson	48	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	54	Vice President - Rexnord Business Systems	2018
Rodney Jackson	50	Senior Vice President - Business and Corporate Development	2014
George J. Powers	53	Chief Human Resources Officer	2015
Michael D. Troutman	53	Chief Information Officer	2007
Craig G. Wehr	55	Group Executive, President - Zurn	2013
Patricia M. Whaley	61	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	53	Group Executive, President - Process & Motion Control Platform	2016
        Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
        Todd A. Adams became our President and Chief Executive Officer in 2009. Mr. Adams joined us in 2004 as Vice President, Treasurer and Controller; he has also served as Senior Vice President and Chief Financial Officer and as President of the Water Management platform.
        Mark W. Peterson became our Senior Vice President and Chief Financial Officer in 2011. Mr. Peterson previously served as Vice President and Controller of Rexnord and as a Rexnord Divisional CFO. Mr. Peterson is a certified public accountant.
        Sudhanshu Chhabra became Vice President – Rexnord Business Systems in 2018. Mr. Chhabra was Rexnord's President - Consumer Goods and Regional Executive - India from 2016 to 2018 after having joined Rexnord in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Rexnord, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, most recently as President – Asia, Gilbarco Veeder-Root Inc. and as Managing Director – India, Gilbarco Veeder-Root Inc.
        Rodney Jackson became Senior Vice President – Business & Corporate Development in 2014. Prior to joining Rexnord, Mr. Jackson was a member of Danaher Corporation’s Corporate Development team, most recently as Vice President of Corporate Development and M&A lead for its product identification and motion platforms. Prior to joining Danaher, Mr. Jackson served in various roles of increasing responsibility with Pentair and worked in investment banking at Goldman Sachs.
        George J. Powers became our Chief Human Resources Officer in 2015. Prior to joining Rexnord, Mr. Powers served in various positions with Schneider Electric, a global energy management company, since 1993, most recently as Senior Vice President, Human Resources – Global Solutions Division, from 2013 to 2015.
        Michael D. Troutman became Rexnord's Chief Information Officer at Rexnord in 2007 and an executive officer in 2017. Before joining Rexnord, he was with AT&T, Lucent, and Agere Systems in various senior information technology positions implementing global industry leading solutions and processes.
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
        Kevin J. Zaba became President of our Process & Motion Control Platform in 2016. He also served as the President of our Power Transmission Group from 2014 to 2016. Prior to joining Rexnord, Mr. Zaba served in various positions with Rockwell Automation, Inc., a leader in industrial automation and information, most recently as Vice President – Solutions, Services & Sales and as Vice President / General Manager – Control & Visualization Products Business.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RXN." As of May 8, 2020, there was 1 holder of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 1,000.
Dividend Policy
        On January 27, 2020, our Board of Directors declared an initial quarterly cash dividend on our common stock of $0.08 per share that was paid on March 6, 2020, to stockholders of record as of February 21, 2020, which represented the first dividend on common stock that we have paid since our 2012 initial public offering and the only dividend on our common stock declared or paid during fiscal 2020. The decision whether to pay future dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
        During fiscal 2015, our Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the fourth quarter of fiscal 2020, we repurchased 3.0 million shares of common stock at a total cost of $80.7 million at a weighted average price of $27.22 per share. The repurchased shares were canceled upon receipt. A total of approximately $223.0 million of repurchase authority remained under the Repurchase Program at March 31, 2020. On April 8, 2020, we announced the temporary suspension of share repurchases as a result of the uncertainty caused by the COVID-19 pandemic.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
January 1 - January 31, 2020	147,755	$32.62	147,755	$298,939,432
February 1 - February 29, 2020	367,500	$32.05	367,500	$287,161,238
March 1 - March 31, 2020	2,450,400	$26.17	2,450,400	$223,045,614
(1) See explanation of the Repurchase Program above.

Performance Graph
        Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the five-year period ended March 31, 2020. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2015 and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

Comparison of Five-Year Cumulative Total Returns

$160
$140
$120
$100
$80
$60
3/31/2015
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
Year Ended
Rexnord
S&P 500
S&P 1500 Industrials Index

	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020
Rexnord Corporation	$100.00	$75.76	$86.47	$111.20	$94.19	$84.94
S&P 500 Index	$100.00	$99.61	$114.26	$127.71	$137.07	$124.99
S&P 1500 Industrials Index	$100.00	$99.97	$116.83	$131.11	$132.31	$104.51

ITEM 6. SELECTED FINANCIAL DATA.
        The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements. Fiscal years prior to and including fiscal year 2020 ended on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020. Following the end of fiscal 2020, we are transitioning to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, will serve as a transition period, and we will provide one-time, nine-month transitional financial statements in a transition report on Form 10-K to be filed in 2021.

(in millions, except share and per share amounts)	Year Ended March 31, 2020 (1)	Year Ended March 31, 2019 (2)	Year Ended March 31, 2018 (3)	Year Ended March 31, 2017 (4)	Year Ended March 31, 2016
Statements of Operations:
Net sales	$2,068.3	$2,050.9	$1,851.6	$1,712.5	$1,672.2
Cost of sales	1,250.3	1,266.1	1,145.1	1,086.1	1,062.6
Gross profit	818.0	784.8	706.5	626.4	609.6
Selling, general and administrative expenses	432.8	433.1	393.8	356.1	329.7
Restructuring and other similar charges	15.5	12.1	14.1	26.1	14.0
Amortization of intangible assets	35.4	34.0	32.2	41.0	55.8
Income from operations	334.3	305.6	266.4	203.2	210.1
Non-operating (expense) income:
Interest expense, net	(58.6)	(69.9)	(75.1)	(88.3)	(90.8)
Gain (loss) on the extinguishment of debt (5)	1.0	4.3	(11.9)	(7.8)	—
Actuarial (loss) gain on pension and postretirement benefit obligations	(36.6)	0.4	3.3	2.6	(13.0)
Other (expense) income, net (6)	(3.8)	(1.6)	4.4	(2.4)	8.4
Income from continuing operations before income taxes	236.3	238.8	187.1	107.3	114.7
(Provision) benefit for income taxes (7)	(54.1)	(53.4)	19.5	(15.6)	(27.8)
Equity method investment income	—	3.6	—	—	—
Net income from continuing operations	182.2	189.0	206.6	91.7	86.9
Loss from discontinued operations, net of tax (8)	(1.8)	(154.7)	(130.6)	(17.6)	(19.0)
Net income	180.4	34.3	76.0	74.1	67.9
Non-controlling interest income	0.3	—	0.1	—	—
Net income attributable to Rexnord	180.1	34.3	75.9	74.1	67.9
Dividends on preferred stock	(14.4)	(23.2)	(23.2)	(7.3)	—
Net income attributable to Rexnord common stockholders	$165.7	$11.1	$52.7	$66.8	$67.9

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.50	$1.58	$1.76	$0.82	$0.86
Discontinued operations	$(0.02)	$(1.48)	$(1.26)	$(0.17)	$(0.19)
Net income	$1.48	$0.11	$0.51	$0.65	$0.67
Diluted income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.46	$1.53	$1.69	$0.81	$0.84
Discontinued operations	$(0.01)	$(1.25)	$(1.07)	$(0.17)	$(0.18)
Net income	$1.45	$0.28	$0.62	$0.64	$0.66
Weighted-average number of common shares outstanding (in thousands):
Basic	111,689	104,640	103,889	102,753	100,841
Effect of dilutive equity awards	12,574	18,689	18,095	2,031	2,469
Diluted	124,263	123,329	121,984	104,784	103,310

Other Data:
Net cash provided by (used for):
Operating activities	$298.6	$258.1	$228.5	$195.1	$219.0
Investing activities	(123.1)	(53.3)	(208.8)	(264.0)	(45.2)
Financing activities	114.9	(116.7)	(308.8)	79.9	(56.3)
Depreciation and amortization of intangible assets (9)	86.6	87.9	79.7	96.1	103.4
Capital expenditures (9)	41.4	42.5	38.0	50.8	46.7
Common stock dividend per share	$0.08	—	—	—	—

	March 31,
(in millions)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$573.4	$292.5	$193.2	$464.6	$443.9
Working capital (10)	808.8	585.9	543.5	777.8	771.7
Total assets	3,627.1	3,259.7	3,423.7	3,539.3	3,354.8
Total debt (11)	1,473.4	1,238.0	1,356.0	1,622.7	1,920.1
Stockholders’ equity	1,313.7	1,231.0	1,212.8	1,070.6	588.0
_______________________
(1)Consolidated financial data as of and for the year ended March 31, 2020, reflects the acquisitions of Stainlessdrains.com, subsequent to May 10, 2019, and Just Manufacturing subsequent to January 28, 2020. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.
(2)Consolidated financial data as of and for the year ended March 31, 2019, reflects the acquisition of an additional 47.5% interest in Centa China, a joint venture in which we previously maintained a 47.5% non-controlling interest, subsequent to January 23, 2019. Prior to this transaction, we accounted for our non-controlling interest in Centa China as an equity method investment. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.
(3)Consolidated financial data as of and for the year ended March 31, 2018, reflects the acquisition of World Dryer subsequent to October 4, 2017, and Centa subsequent to February 9, 2018. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.
(4)Consolidated financial data as of and for the year ended March 31, 2017, reflects the acquisition of Cambridge subsequent to June 1, 2016. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.
(5)During fiscal 2020, we recognized a $1.0 million gain on the extinguishment of debt, consisting of a $3.2 million gain in connection with the forgiveness of the remaining net debt associated with the New Market Tax Credit program, partially offset by a $2.2 million loss in connection with the fiscal 2020 refinancing of our term loan and a $100.0 million voluntary prepayment made on our term loan. During fiscal 2019, we recognized a non-cash gain on the extinguishment of debt of $5.0 million in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. This gain was partially offset by the recognition of $0.7 million of accelerated amortization of debt issuance costs in connection with a $75.0 million voluntary prepayment on our term loan during fiscal 2019. During fiscal 2018, we recognized a $11.9 million loss on debt extinguishment associated with the fiscal 2018 amendment to our credit agreement, which was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with a fiscal 2017 term loan of $8.0 million. During fiscal 2017, we recognized a $7.8 million loss on debt extinguishment associated with a fiscal 2017 term loan refinancing, which was comprised of $5.4 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the prior term loan of $2.4 million. Refer to Item 8, Note 11, Long-Term Debt for additional information on debt.
(6)Other (expense) income, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit credits associated with our defined benefit plans. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 16, Retirement Benefits for additional information.
(7)Fiscal 2018 included a net income tax benefit associated with the remeasurement of the Company's net U.S. deferred tax liability as a result of U.S. Tax Reform. Refer to Item 8, Note 17, Income Taxes for additional information.
(8)In fiscal 2019, we completed the sale of the VAG business within our Water Management platform. Accordingly, the results of the VAG business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Item 8, Note 4, Discontinued Operations for additional information. In fiscal 2015, we discontinued the Mill Products business within our PMC platform. Accordingly, the results of its operations have been reported as discontinued operations in the consolidated statements of operations for all periods presented.
(9)Amount reflects continuing operations.
(10)Working capital represents total current assets less total current liabilities.
(11)Total debt represents long-term debt, net of an unamortized debt issuance costs, plus the current portion of long-term debt and finance lease liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of results of operations and financial condition includes periods prior to the acquisitions of World Dryer Corporation ("World Dryer"), Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), Centa MP (Hong Kong) Co., Limited ("Centa China") and the assets of East Creek Corporation ("StainlessDrains.com") and Just Manufacturing Company ("Just Manufacturing"). Our financial performance includes World Dryer subsequent to October 4, 2017, Centa subsequent to February 9, 2018, Centa China subsequent to January 23, 2019, the Stainlessdrains.com business subsequent to May 10, 2019, and the Just Manufacturing business subsequent to January 28, 2020, the respective dates of their acquisitions. Accordingly, the discussion and analysis does not reflect the impact of World Dryer, Centa, Centa China, Stainlessdrains.com or Just Manufacturing transactions prior to the respective closing dates.
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
        You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Fiscal years prior to and including fiscal year 2020 ended on March 31 of each calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020. Following the end of fiscal 2020, we are transitioning to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, will serve as a transition period, and we will provide one-time, nine-month transitional financial statements in a transition report on Form 10-K to be filed in 2021. Our fiscal year 2021 will commence on January 1, 2021.
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
        Overview of Recent Developments. This section provides a description of the recent events impacting the our results of operations.
        Results of Operations. This section provides an analysis of our results of operations for our fiscal years ended March 31, 2020 and 2019, in each case as compared to the prior period's performance.
        Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
        Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement requires us to comply.
        Liquidity and Capital Resources. This section provides an analysis of our cash flows for our fiscal years ended March 31, 2020, 2019 and 2018, as well as a discussion of our indebtedness and its potential effects on our liquidity.
        Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of March 31, 2020.
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
        Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, freight and shipping, insurance, pension and postretirement benefits, information technology costs and other manufacturing related costs.
        The largest component of our cost of sales is cost of materials, which represented approximately 34% of net sales in fiscal 2020. The principal materials used in our Process & Motion Control manufacturing processes, which are available from numerous sources, include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
        Selling, General and Administrative Expenses. Selling, General and Administrative expenses primarily includes sales and marketing, finance and administration, engineering and technical services and warehousing. Our major cost elements include salary and wages, fringe benefits, insurance, depreciation, advertising, travel and information technology costs.

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
        Receivables. Receivables are stated net of allowances for doubtful accounts of $3.4 million at March 31, 2020 and $3.1 million at March 31, 2019. We evaluate future expected credit losses on our receivables to establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, General and Administrative expenses within the consolidated statements of operations.
        Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 61% and 62% of the Company’s total inventories as of March 31, 2020 and 2019 were valued using the "last-in, first-out" (LIFO) method. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
        In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $4.6 million, $3.1 million and $4.3 million, during fiscal 2020, 2019 and 2018, respectively.
        Purchase accounting and business combinations. Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We review and consider input from outside specialists, if and when appropriate to develop discount rates, and use estimates and assumptions about the future performance of the business to accurately value assets acquired and liabilities assumed at the acquisition date. We may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations.
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

        Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually as of October 1 during the third quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist, using a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). We perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill. Our annual impairment test performed during fiscal 2020 indicated that the fair value of the Company's indefinite-lived intangible assets and reporting units significantly exceeded their carrying value; therefore, no impairment was present.
        In connection with our ongoing supply chain optimization and footprint repositioning initiatives, we have taken several actions to consolidate existing manufacturing facilities and rationalize our product offerings. These actions require us to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives of such assets require adjustment. While we did not recognize any impairment charges associated with fixed assets in fiscal 2020, during fiscal 2019 and 2018 we recognized impairment charges associated with these fixed assets of $0.3 million and $0.8 million, respectively. We did not recognize any impairment charges associated with intangible assets related to these initiatives during fiscal 2020, 2019 and 2018.
        See Item 8, Note 5, Restructuring and Other Similar Charges for more information. The impairment of fixed assets and intangible assets was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Refer to Item 8, Note 13, Fair Value Measurements for additional information.
        During fiscal 2018, we recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018. The fair value of the VAG reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach in the then market environment. During the period leading up to the disposition of VAG in fiscal 2019, we continuously assessed the carrying value of the net assets of the VAG business compared to the value implied by the bids we received in connection with the sale process. As a result of this assessment, prior to the disposition of the VAG business, we recorded additional non-cash impairment charges of $126.0 million to reduce the carrying value of the VAG business to its estimated fair value less costs to sell. Refer to Item 8, Note 4, Discontinued Operations for additional information.
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
        We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During fiscal 2020, 2019 and 2018, we recognized non-cash actuarial (loss) gain of $(36.6) million, $0.4 million and $3.3 million, respectively, in connection with re-measurements of the plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16, Retirement Benefits for additional information.
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
        Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform incorporated significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction (“DPAD”). In accordance with ASC 740, Accounting for Income Taxes (“ASC 740”) and SEC Staff Accounting Bulletin (“SAB”) 118, we had reflected a provisional net income tax benefit of $66.5 million (including amounts relating to the VAG business) with respect to U.S. Tax Reform for fiscal 2018 based upon the current facts and circumstances and our interpretation of U.S. Tax Reform (and related available guidance at that time). We had continued to review and analyze various IRS Notices, proposed regulations and other pertinent information that became available during fiscal 2019. Based upon this review and analysis, as well as updates to certain financial information, we determined that the adjusted net impact of U.S. Tax Reform for fiscal 2018 was a net income tax benefit of $65.9 million (including amounts relating to the VAG business). The $0.6 million reduction from the $66.5 million net income tax benefit originally recorded in fiscal 2018 was recorded as a discrete item in the third quarter of fiscal 2019 and such adjusted net income tax benefit recorded was determined to be complete at that time.
        We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of March 31, 2020 and 2019, our liability for unrecognized tax benefits was $14.8 million and $21.8 million, respectively.
        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain state tax credit carryforwards, and continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain U.S. state NOL carryforwards. As of March 31, 2020 and 2019, valuation allowances of $39.4 and $32.4 million, respectively, were recorded against our deferred tax assets. See Item 8 Note 17, Income Taxes for additional information.
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
        We estimate that our available insurance to cover our potential asbestos liability as of the end of fiscal 2020 is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Recent Accounting Pronouncements

        See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.

Overview of Recent Developments
COVID-19 pandemic
The coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers are also experiencing similar negative impacts from the COVID-19 pandemic.
In order to reduce our cash outflows during this period of time, we have implemented furloughs, workforce reductions and reductions of non-essential spending. Our objective is to control the downside risk to our financial results, while ensuring that we maintain the capacity to fully participate in the eventual recovery. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our operations, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shutdown or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, it could adversely affect our financial condition, results of operations and cash flows.
Discontinued Operations
        During fiscal 2019, we completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized in fiscal 2020. As a result of these adjustments and other related costs, we recognized an additional $1.8 million loss on the sale of discontinued operations during fiscal 2020.
        The major components of the Loss from discontinued operations, net of tax associated with the VAG business presented in the consolidated statements of operations for the fiscal years ended March 31, 2020, 2019 and 2018 are included in the table below (in millions):

	Fiscal Years Ended
	March 31, 2020	March 31, 2019 (2)	March 31, 2018
Net sales	$—	$124.3	$214.4
Cost of sales	—	94.9	166.5
Selling, general and administrative expenses	—	35.1	56.5
Restructuring and other similar charges	—	—	4.7
Amortization of intangible assets	—	0.3	1.4
Non-cash asset impairments (1)	—	126.0	111.2
Loss on sale of discontinued operations	1.8	22.5	—
Other non-operating expenses, net	—	3.2	4.7
Loss from discontinued operations before income tax	(1.8)	(157.7)	(130.6)
Income tax benefit	—	3.0	—
Loss from discontinued operations, net of tax	$(1.8)	$(154.7)	$(130.6)
____________________
(1)We recorded non-cash impairments of $126.0 million during the year ended March 31, 2019 to reflect the estimated fair value less costs to sell the VAG business based on the value of the preliminary bids received at that time.
(2)Results from operations in fiscal 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.

See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Costs
        During fiscal 2020, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of COVID-19 and the resulting economic slowdown, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
        We recorded restructuring charges of $15.5 million, $12.1 million and $14.1 million during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. See Item 8, Note 5, Restructuring and Other Similar Costs for more information.

Results of Operations
Fiscal Year Ended March 31, 2020 Compared with the Fiscal Year Ended March 31, 2019
Net sales
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2020	March 31, 2019	Change	% Change
Process & Motion Control	$1,358.2	$1,380.6	$(22.4)	(1.6)%
Water Management	710.1	670.3	39.8	5.9%
Consolidated	$2,068.3	$2,050.9	$17.4	0.8%

Process & Motion Control
        Process & Motion Control net sales were $1,358.2 million in fiscal 2020, down 1.6% year over year. Excluding a 1% increase in sales from the acquisition of Centa China and a 2% unfavorable impact from foreign currency translation, core net sales decreased 1% year over year. Core sales growth in our aerospace and consumer-facing end-markets was offset by the impact of our ongoing product line simplification initiatives as well as softer demand across several of our industrial process end markets.

Water Management
        Water Management net sales were $710.1 million in fiscal 2020, a 5.9% increase year over year. Excluding a 2% increase in net sales associated with our acquisitions of the Stainlessdrains.com and Just Manufacturing businesses, core net sales increased 4% year over year. The increase in core net sales is primarily the result of increased demand across our North American building construction end markets, partially offset by a modest impact from our ongoing product line simplification initiatives.
Income (loss) from operations
(Dollars in Millions)

	Fiscal Year Ended
	March 31, 2020	March 31, 2019	Change	% Change
Process & Motion Control	$228.4	$226.1	$2.3	1.0%
% of net sales	16.8%	16.4%	0.4%
Water Management	163.1	139.7	23.4	16.8%
% of net sales	23.0%	20.8%	2.2%
Corporate	(57.2)	(60.2)	3.0	(5.0)%
Consolidated	$334.3	$305.6	$28.7	9.4%
% of net sales	16.2%	14.9%	1.3%
Process & Motion Control
        Process & Motion Control income from operations in fiscal 2020 was $228.4 million, or 16.8% of net sales, as compared to $226.1 million, or 16.4% of net sales, in fiscal 2019. Income from operations as a percentage of net sales increased by 40 basis points year over year primarily due to RBS-led productivity gains, benefits from our completed footprint repositioning actions and lower year-over-year acquisition-related fair value adjustments, partially offset by higher restructuring-related costs recognized in fiscal 2020 in connection with our ongoing footprint repositioning initiatives.

Water Management
        Water Management income from operations was $163.1 million in fiscal 2020, or 23.0% of net sales, compared to income from operations of $139.7 million, or 20.8% of net sales, in fiscal 2019. The 220 basis point year-over-year increase in income from operations as a percentage of net sales is primarily due to the increase in sales and benefits associated with our ongoing cost reduction and productivity initiatives and a reduction in the adjustment to state inventories at last-in-first-out cost as compared to the prior year.
Corporate
        Corporate expenses were $57.2 million in fiscal 2020 and $60.2 million in fiscal 2019. The decrease in corporate expenses is primarily the result of the prior year recognition of lease facility termination costs incurred in connection with our ongoing footprint optimization actions.
Interest expense, net
        Interest expense, net was $58.6 million in fiscal 2020 compared to $69.9 million in fiscal 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower average outstanding borrowings during fiscal 2020 following $75.0 million and $100.0 million voluntary prepayments on our term loan during the fourth quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively. In addition, year-over-year interest expense decreased as a result of the lower average interest rate on our term loan following the refinancing of such loan, which was completed during the third quarter of fiscal 2020. Fiscal 2019 also included the amortization of unrealized losses associated with the interest rate derivatives that matured during fiscal 2019. See Item 8, Note 11 Long-Term Debt for more information.
Gain on extinguishment of debt
        During fiscal 2020, we recognized a $1.0 million gain on the extinguishment of debt, consisting of a $3.2 million gain in connection with the forgiveness of the remaining net debt associated with the New Market Tax Credit program, partially offset by a $2.2 million loss in connection with the fiscal 2020 refinancing of our term loan and a $100.0 million voluntary prepayment made on our term loan. During fiscal 2019, we recognized a $5.0 million gain in connection with the forgiveness of the net debt associated with the New Market Tax Credit program, partially offset by the recognition of $0.7 million of accelerated amortization of debt issuance costs following a voluntary prepayment on our term loan.
Actuarial (loss) gain on pension and postretirement benefit obligations
Actuarial (loss) gain on pension and postretirement benefit obligations in fiscal 2020 was $(36.6) million compared to$0.4 million in fiscal 2019. The non-cash actuarial loss recognized during fiscal 2020 was primarily the results of decreases in discount rates coupled with lower than expected asset return, partially offset by decreases in life expectancy assumptions utilized within the annual remeasurement of our defined benefit plans. In fiscal 2019, the recognition of $0.4 million of non-cash actuarial gains was primarily due to a foreign defined benefit plan settlement, offset by improved demographic and claims experience associated with our other postretirement benefit plans. See Item 8, Note 16 Retirement Benefits for more information.
Other expense (income), net
        Other expense, net for fiscal 2020 was $3.8 million compared to other expense, net of $1.6 million in fiscal 2019. Other expense, net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
Provision for income taxes
        The income tax provision in fiscal 2020 was $54.1 million, or an effective rate of 22.9%. The effective income tax rate for fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, the recognition of net tax benefits associated with foreign derived intangible income (“FDII”) and the recognition of tax benefits associated with foreign country enacted rate reductions. The income tax provision in fiscal 2019 was $53.4 million, or an effective tax rate of 22.4%. The effective income tax rate for fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of net tax benefits associated with FDII, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefits associated with foreign country enacted rate reductions.

Net income from continuing operations
        Our net income from continuing operations for fiscal 2020 was $182.2 million, compared to net income from continuing operations of $189.0 million for fiscal 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $1.46 for fiscal 2020, as compared to $1.53 per share for fiscal 2019.
Net income attributable to Rexnord common stockholders
        Our net income attributable to Rexnord common stockholders for fiscal 2020 was $165.7 million compared to $11.1 million in fiscal 2019. Diluted net income per share attributable to Rexnord common stockholders was $1.45 in fiscal 2020 compared to $0.28 in fiscal 2019. The loss from discontinued operations, net of tax, was $1.8 million in fiscal 2020 and $154.7 million in fiscal 2019. The year-over-year change in net income attributable to Rexnord common stockholders is primarily the result of the lower year-over-year loss from discontinued operations, an $8.8 million reduction in the amount of dividends paid on shares of preferred stock, which were paid for all of fiscal 2019 but only part of fiscal 2020, and the other factors described above.

Fiscal Year Ended March 31, 2019 Compared with the Fiscal Year Ended March 31, 2018
Net sales
(Dollars in Millions)

	Year Ended
	March 31, 2019	March 31, 2018	Change	% Change
Process & Motion Control	$1,380.6	$1,241.2	$139.4	11.2%
Water Management	670.3	610.4	59.9	9.8%
Consolidated	$2,050.9	$1,851.6	$199.3	10.8%
Process & Motion Control
        Process & Motion Control net sales were $1,380.6 million in fiscal 2019, up 11.2% year over year. Excluding a 2% increase from the acquisition of Centa and a 2% favorable impact from foreign currency translation, core net sales increased 5%. The increase in core sales was the result of favorable demand trends across the majority of our served end markets.
Water Management
        Water Management net sales were $670.3 million in fiscal 2018, a 9.8% increase year over year. Excluding a 1% increase from the acquisition of World Dryer and a 1% favorable impact from foreign currency translation, Water Management core net sales increased 4% during fiscal 2018. The year-over-year increase in core sales reflected favorable demand trends in our nonresidential construction end markets.
Income (loss) from operations
(Dollars in Millions)

	Year Ended
	March 31, 2019	March 31, 2018	Change	% Change
Process & Motion Control	$226.1	$191.3	$34.8	18.2%
% of net sales	16.4%	15.4%	1.0%
Water Management	139.7	125.7	14.0	11.1%
% of net sales	20.8%	20.6%	0.2%
Corporate	(60.2)	(50.6)	(9.6)	(19.0)%
Consolidated	$305.6	$266.4	$39.2	14.7%
% of net sales	14.9%	14.4%	0.5%
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

Interest expense, net
        Interest expense, net was $69.9 million in fiscal 2019 compared to $75.1 million in fiscal 2018. The decrease in interest expense was a result of the impact of lower outstanding borrowings in fiscal 2019 following a $75.0 million voluntary prepayment on our term loan during fiscal 2019 and the refinancing of our then-outstanding debt during fiscal 2018. See Item 8, Note 11, Long-Term Debt for more information.
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
Actuarial (loss) gain on pension and postretirement benefit obligations
Actuarial gain on pension and postretirement benefit obligations in fiscal 2019 was $0.4 million compared to $3.3 million in fiscal 2018. In fiscal 2019, the recognition of $0.4 million of non-cash actuarial gains was primarily due to a foreign defined benefit plan settlement, offset by improved demographic and claims experience associated with our other postretirement benefit plans. In fiscal 2018, the recognition of $3.3 million of non-cash actuarial gains was primarily due a foreign defined benefit plan change, as well as improved demographic and claims experience associated with our other postretirement benefit plans. See Item 8, Note 16 Retirement Benefits for more information.
Other expense (income), net
        Other expense, net for fiscal 2019 was $1.6 million compared to other income, net of $4.4 million in fiscal 2018. Other expense (income), net consists primarily of foreign currency transaction gains and losses and the non-service cost components of net periodic benefit credits associated with our defined benefit plans. The year-over-year change is primarily driven by the reclassification of historical foreign currency translation adjustments recognized on our equity method investment in Centa China in connection with our acquisition of a controlling interest in that entity in fiscal 2019 and other foreign currency transaction losses.
Provision (Benefit) for income taxes
        The income tax provision in fiscal 2019 was $53.4 million, or an effective tax rate of 22.4%. The effective income tax rate for fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of net tax benefits associated with FDII, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefits associated with foreign country enacted rate reductions. The income tax benefit in fiscal 2018 was $19.5 million, or an effective tax rate of (10.4)%. The income tax benefit recorded on income before income taxes was primarily due to the recognition of net income tax benefits associated with the enactment of U.S. Tax Reform (including a reduction in the effective statutory federal income tax rate to 31.55% for fiscal 2018), the recognition of net tax benefits associated with the reduction in the tax liability originally recorded on the expatriation of certain foreign branch assets and the DPAD.
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
Core sales
        Core sales excludes the impact of acquisitions (such as the Just Manufacturing, Stainlessdrains.com, Centa and World Dryer acquisitions), divestitures (such as the VAG business) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
EBITDA
        EBITDA represents earnings before interest and other debt related activities, taxes, depreciation and amortization. EBITDA is presented because it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also presented and compared by analysts and investors in evaluating our ability to meet debt service obligations. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.
Adjusted EBITDA
        Adjusted EBITDA (as described below in "Covenant Compliance") is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common stockholders in the year ended March 31, 2020 of $165.7 million and Adjusted EBITDA for the same period of $460.2 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
        Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.1 to 1.0 at March 31, 2020). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
        The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2020 is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
        Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for fiscal 2020.

(in millions)	Year Ended March 31, 2020
Net income attributable to Rexnord common stockholders	$165.7
Dividends on preferred stock	14.4
Non-controlling interest income	0.3
Loss from discontinued operations, net of tax (1)	1.8
Income tax provision	54.1
Actuarial loss on pension and postretirement benefit obligations	36.6
Other expense, net (2)	3.8
Gain on the extinguishment of debt	(1.0)
Interest expense, net	58.6
Depreciation and amortization	86.6
EBITDA	420.9
Adjustments to EBITDA:
Restructuring and other similar charges (3)	15.5
Stock-based compensation expense	26.9
LIFO adjustments (4)	(4.1)
Acquisition-related fair value adjustment	1.7
Other, net (5)	(0.7)
Subtotal of adjustments to EBITDA	39.3
Adjusted EBITDA	460.2
Pro forma adjustment for acquisitions (6)	5.0
Pro forma Adjusted EBITDA	465.2
Consolidated indebtedness (7)	$984.0
Total net leverage ratio (8)	2.1
____________________
(1)Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.

(2)Other expense, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
(3)Restructuring and other similar charges is comprised of costs associated with workforce reductions, lease termination costs, and other facility rationalization costs.  See Item 8, Note 5, Restructuring and Other Similar Charges for more information.
(4)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Other, net for the periods indicated, consists primarily gains and losses on the disposition of long-lived assets.
(6)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisitions of Stainlessdrains.com and Just Manufacturing, which was permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2019 through the dates of the Stainlessdrains.com and Just Manufacturing acquisitions. See Item 8, Note 3, Acquisitions for more information.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $489.4 million (as defined by the credit agreement) at March 31, 2020.
(8)Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
        Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $264.0 million revolving credit facility and our $100.0 million accounts receivable securitization program.
        As of March 31, 2020, we had $573.4 million of cash and cash equivalents and $28.6 million of additional borrowing capacity ($9.3 million of available borrowings under our revolving credit facility and $19.3 million available under our accounts receivable securitization program). As of March 31, 2020, the available borrowings under our credit facility and accounts receivable securitization were reduced by $325.0 million of borrowings outstanding and $10.4 million due to outstanding letters of credit. As of March 31, 2019, we had $292.5 million of cash and approximately $351.3 million of additional borrowing capacity ($258.4 million of available borrowings under our revolving credit facility and $92.9 million available under our accounts receivable securitization program). As of March 31, 2019, the available borrowings under our credit facility and accounts receivable securitization were reduced by $12.7 million due to outstanding letters of credit.
        Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe our resources are adequate for expected needs.
Cash Flows
Fiscal Year Ended March 31, 2020 Compared with the Fiscal Year Ended March 31, 2019
        Net cash provided by operating activities in fiscal 2020 was $298.6 million compared to $258.1 million in fiscal 2019. Incremental profit generated during fiscal 2020 was partially offset by higher trade working capital and the timing of payments on accrued expenses.
        Cash used for investing activities was $123.1 million in fiscal 2020 compared to $53.3 million in fiscal 2019. Investing activities in fiscal 2020 included $84.5 million of net cash used to fund our acquisitions of Stainlessdrains.com and Just Manufacturing, whereas fiscal 2019 included $23.4 million of net cash used to fund the Centa China acquisition. We invested $41.4 million in capital expenditures in fiscal 2020 compared to $44.9 million in fiscal 2019.
        Cash provided by financing activities was $114.9 million in fiscal 2020 compared to cash used for financing activities of $116.7 million in fiscal 2019. During fiscal 2020, we utilized $100.7 million of cash for repurchases of our common stock, $17.4 million for the payment of preferred stock dividends and $9.8 million of cash for the payment of dividends on our common stock. The fiscal 2020 uses of cash were more than offset by $214.4 million of net borrowings on outstanding debt, consisting of $250.0 million of proceeds from our revolving credit facility and $75.0 million of proceeds from our securitization facility, partially offset by a $100.0 million voluntary prepayment on our term loan. In fiscal 2020, $28.4 million of net cash was also received in connection with stock option exercises. During fiscal 2019, we utilized a net $98.2 million of cash for the payment of outstanding debt, consisting of a $75.0 million voluntary prepayment on our term loan and $23.2 million primarily for the payment of our securitization facility borrowings. The Company also used $23.2 million for the payment of preferred stock dividends. The fiscal 2019 uses of cash were partially offset by the receipt of $4.7 million of net cash proceeds associated with stock option exercises.

Fiscal Year Ended March 31, 2019 Compared with the Fiscal Year Ended March 31, 2018
        Net cash provided by operating activities in fiscal 2019 was $258.1 million compared to $228.5 million in fiscal 2018. The increase in cash flows from operations is primarily driven by higher year-over-year operating profit on higher sales and lower year-over-year restructuring charges and cash interest, partially offset by incremental trade working capital.
        Cash used for investing activities was $53.3 million in fiscal 2019 compared to $208.8 million in fiscal 2018. Investing activities in fiscal 2019 included $23.4 million of net cash used to fund the Centa China acquisition, whereas fiscal 2018 included $173.6 million of net cash used primarily to fund the World Dryer and Centa acquisitions. We invested $44.9 million in capital expenditures in fiscal 2019 compared to $40.7 million in fiscal 2018.
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

Tabular Disclosure of Contractual Obligations
        The table below lists our contractual obligations at March 31, 2020 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year (7)	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$625.0	$—	$—	$625.0	$—
4.875% Senior Notes due 2025 (2)	500.0	—	—	—	500.0
Revolving credit facility (3)	250.0	—	250.0	—	—
Securitization facility borrowings (4)	75.0	75.0	—	—	—
Other long-term debt	32.8	1.5	2.6	2.8	25.9
Interest on long-term debt obligations (5)	274.1	54.6	105.8	75.6	38.1
Purchase commitments	152.7	143.7	7.2	1.8	—
Operating lease obligations	92.3	14.6	28.9	20.3	28.5
Pension and post-retirement plans (6)	96.3	9.2	41.6	45.5	See note (6)
Totals	$2,098.2	$298.6	$436.1	$771.0	$592.5
_______________________
(1)Excludes unamortized original issue discount and debt issuance costs of $4.2 million at March 31, 2020.
(2)Excludes unamortized debt issuance costs of $4.3 million at March 31, 2020.
(3)Excludes unamortized debt issuance costs of $0.8 million at March 31, 2020.
(4)Excludes unamortized debt issuance costs of $0.1 million at March 31, 2020.
(5)Interest on long-term debt obligations represents the cash interest expense using a LIBOR-based forecast.
(6)Represents expected pension and post-retirement contributions and benefit payments to be paid directly by Rexnord. Contributions and benefit payments beyond fiscal 2025 cannot be reasonably estimated.
(7)Includes $241.8 million of payments due on or before the December 31, 2020 conclusion of the nine-month transition period related to the change in our fiscal year approved following the conclusion of fiscal 2020.
        We previously considered the earnings in all of our foreign subsidiaries as permanently reinvested; and as such, had not recorded deferred income taxes with respect to such earnings. However, in consideration of the current economic environment due to COVID-19 and in light of favorable changes incorporated in U.S. Tax Reform with respect to repatriation of foreign earnings, we determined effective as of the fourth quarter ending March 31, 2020 that certain unremitted earnings of approximately $44.4 million existing in Germany, Italy, the Netherlands and the United Kingdom are no longer permanently reinvested. As a result of U.S. Tax Reform, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, we determined that the deferred tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions would be minimal, if any. No provision has been made for United States federal income taxes related to approximately $98.8 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested; see Item 8, Note 17, Income Taxes for further information.
        We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $14.8 million as of March 31, 2020, have been excluded from the contractual obligations table above. See Item 8, Note 17, Income Taxes for more information related to our unrecognized tax benefits.
Additionally, the deferred compensation liability of $7.4 million as of March 31, 2020, has been excluded from the contractual obligations table above, as we are unable to reasonably estimate the timing of the payments or the amount by which the liability will increase over time. See Item 8, Note 16, Retirement Benefits for more information related to our deferred compensation plan.
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

Indebtedness
        As of March 31, 2020 we had $1,473.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2020	Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$620.8	$—	$620.8
4.875% Senior Notes due 2025 (2)	495.7	—	495.7
Revolving credit facility (3)	249.2	—	249.2
Securitization facility borrowings (4)	74.9	74.9	—
Other subsidiary debt (5)	32.8	1.5	31.3
Total	$1,473.4	$76.4	$1,397.0
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $4.2 million at March 31, 2020.
(2)Includes unamortized debt issuance costs of $4.3 million at March 31, 2020.
(3)Includes unamortized debt issuance costs of $0.8 million at March 31, 2020.
(4)Includes unamortized debt issuance costs of $0.1 million at March 31, 2020.
(5)See more information related to finance leases within Item 8, Note 14, Leases.
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
        Approximately 29% of our sales originated outside of the United States in fiscal 2020. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
        Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of March 31, 2020, stockholders' equity decreased by $24.5 million from March 31, 2019 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of March 31, 2020, the result would have decreased stockholders' equity by approximately $39.9 million.
        As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
        As of March 31, 2020, we had not entered into foreign currency forward contracts.
Interest Rate Risk
        We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on a portion of these debt obligations.

        A portion of our indebtedness (approximately 59%) including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of March 31, 2020, our outstanding borrowings under the term loan facility were $620.8 million (net of $4.2 million unamortized debt issuance costs) and bore an effective interest rate of 2.74%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 0% floor) plus an applicable margin of 1.75%. The weighted-average interest rate for fiscal year 2020 was 3.96% determined as LIBOR (subject to a 0% floor) plus an applicable margin of 1.75%.
        Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities are subject to a 0% LIBOR floor. Therefore, for every 100 basis point increase in the March 31, 2020 market interest rate would increase the annual interest expense under our term loan facility by approximately $8.8 million.
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
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of March 31, 2020 and 2019 and
for the years ended March 31, 2020, 2019, and 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexnord Corporation and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 12, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of acquired intangible assets
Description of the Matter
As described in Note 3 to the consolidated financial statements, during the year ended March 31, 2020, the Company completed the acquisitions of East Creek Corporation (d/b/a StainlessDrains.com) and Just Manufacturing Company for cash purchase prices of $24.8 million, and $59.4 million, respectively. The Company’s accounting for these acquisitions included determining the fair value of the intangible assets acquired, which primarily included customer relationships, with residual value recorded as goodwill.
Auditing the Company's accounting for its acquisitions of StainlessDrains.com and Just Manufacturing Company was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $40.9 million, which principally consisted of customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired businesses. The Company used a discounted cash flow model to measure the customer relationship assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain other assumptions that form the basis of the forecasted results (e.g., revenue growth rates and estimated future cash flows). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. For example, our tests included controls over the estimation process supporting the recognition and measurement of consideration transferred and customer relationships. We also tested management’s review of the valuation models and significant assumptions used in the valuations.
To test the estimated fair value of the customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies. We also performed sensitivity analyses of significant assumptions to evaluate the changes in fair value of the acquired customer relationship intangible assets that would result from changes in the assumptions.

Valuation allowances and uncertain tax positions
Description of the Matter
As described in Notes 2 and 17 to the consolidated financial statements, at March 31, 2020, the Company had gross deferred tax assets of $145.8 million, $45.9 million of which relate to net operating losses, capital losses and credit carryforwards, reduced by a $39.4 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods.
As further described in Note 17, at March 31, 2020, the Company had a liability for uncertain tax positions of $14.8 million. The Company’s uncertain tax positions are subject to audit by federal, state and foreign taxing authorities, and the resolution of such audits may span multiple years.
Management’s analysis of the realizability of its net operating loss, capital loss and credit carryforward deferred tax assets and of the extent to which its tax positions in certain jurisdictions are more-likely-than-not to be sustained was significant to our audit because the amounts are material to the financial statements and the related assessment process is complex and involves significant judgments. Such judgments included anticipated future earnings, the time period over which the temporary differences and carryforwards are anticipated to reverse and evaluation of feasible, prudent tax planning strategies and interpretation of laws, regulations, and tax rulings related to uncertain tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the realizability of deferred tax assets. For example, we tested controls over management’s review of projections of future earnings, the time period over which temporary differences and carryforwards are anticipated to reverse, and management’s identification and evaluation of feasible, prudent tax planning strategies. We also obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess whether tax positions are more-likely-than-not to be sustained upon examination. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized tax benefits resulting from uncertain tax positions.
To test management’s assessment of the realizability of its deferred tax assets related to net operating losses, capital losses and credit carryforwards, our audit procedures included, among others, evaluation of the assumptions used by the Company to develop tax planning strategies and projections of anticipated future earnings by jurisdiction and testing the completeness and accuracy of the underlying data used in those projections. We assessed the historical accuracy of management’s projections and compared the projections of future earnings with other forecasted financial information prepared by the Company. We also evaluated the Company’s considerations related to the reversal of temporary differences.
To test management’s recognition and measurement of liabilities associated with uncertain tax positions, our audit procedures included, among others, evaluation of the status of open income tax examinations and the potential implications of those examinations on the current year income tax provision based on the application of domestic and international income tax laws. We also tested the technical merits of existing positions, including an evaluation of whether the positions are more-likely-than-not to be sustained in an examination and the statute of limitations assumptions related to the Company’s calculation of liabilities for uncertain tax positions.
We involved our tax professionals to assist in the evaluation of tax law relative to the Company’s available tax planning strategies, projections of future taxable income and open income tax examinations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
May 12, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on Internal Control over Financial Reporting
We have audited Rexnord Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexnord Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated May 12, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
May 12, 2020

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	March 31, 2020	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$573.4	$292.5
Receivables, net	334.7	334.3
Inventories	317.5	316.5
Other current assets	38.7	39.6
Total current assets	1,264.3	982.9
Property, plant and equipment, net	378.8	383.0
Intangible assets, net	514.2	511.5
Goodwill	1,321.9	1,299.7
Other assets	147.9	82.6
Total assets	$3,627.1	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$76.4	$1.2
Trade payables	185.6	191.7
Compensation and benefits	61.8	63.7
Current portion of pension and postretirement benefit obligations	3.2	3.3
Other current liabilities	128.5	137.1
Total current liabilities	455.5	397.0

Long-term debt	1,397.0	1,236.8
Pension and postretirement benefit obligations	189.6	158.0
Deferred income taxes	121.0	125.9
Other liabilities	150.3	111.0
Total liabilities	2,313.4	2,028.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 119,718,631 at March 31, 2020 and 104,842,299 at March 31, 2019	1.2	1.0
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares of 5.75% Series A Mandatory Convertible Preferred Stock issued and outstanding: 0 at March 31, 2020 and 402,500 at March 31, 2019	0.0	0.0
Additional paid-in capital	1,348.3	1,293.5
Retained earnings	85.9	30.7
Accumulated other comprehensive loss	(124.4)	(96.6)
Total Rexnord stockholders' equity	1,311.0	1,228.6
Non-controlling interest	2.7	2.4
Total stockholders' equity	1,313.7	1,231.0
Total liabilities and stockholders' equity	$3,627.1	$3,259.7
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Net sales	$2,068.3	$2,050.9	$1,851.6
Cost of sales	1,250.3	1,266.1	1,145.1
Gross profit	818.0	784.8	706.5
Selling, general and administrative expenses	432.8	433.1	393.8
Restructuring and other similar charges	15.5	12.1	14.1
Amortization of intangible assets	35.4	34.0	32.2
Income from operations	334.3	305.6	266.4
Non-operating (expense) income:
Interest expense, net	(58.6)	(69.9)	(75.1)
Gain (loss) on the extinguishment of debt	1.0	4.3	(11.9)
Actuarial (loss) gain on pension and postretirement benefit obligations	(36.6)	0.4	3.3
Other (expense) income, net	(3.8)	(1.6)	4.4
Income from continuing operations before income taxes	236.3	238.8	187.1
(Provision) benefit for income taxes	(54.1)	(53.4)	19.5
Equity method investment income	—	3.6	—
Net income from continuing operations	182.2	189.0	206.6
Loss from discontinued operations, net of tax	(1.8)	(154.7)	(130.6)
Net income	180.4	34.3	76.0
Non-controlling interest income	0.3	—	0.1
Net income attributable to Rexnord	180.1	34.3	75.9
Dividends on preferred stock	(14.4)	(23.2)	(23.2)
Net income attributable to Rexnord common stockholders	$165.7	$11.1	$52.7

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.50	$1.58	$1.76
Discontinued operations	$(0.02)	$(1.48)	$(1.26)
Net income	$1.48	$0.11	$0.51
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$1.46	$1.53	$1.69
Discontinued operations	$(0.01)	$(1.25)	$(1.07)
Net income	$1.45	$0.28	$0.62
Weighted-average number of common shares outstanding (in thousands):
Basic	111,689	104,640	103,889
Effect of dilutive equity awards	12,574	18,689	18,095
Diluted	124,263	123,329	121,984
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Net income attributable to Rexnord	$180.1	$34.3	$75.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24.5)	(17.9)	57.1
Net change in unrealized losses on interest rate derivatives, net of tax	—	4.5	5.8
Change in pension and other postretirement defined benefit plans, net of tax	(3.3)	(9.1)	—
Other comprehensive (loss) income, net of tax	(27.8)	(22.5)	62.9
Non-controlling interest income	0.3	—	0.1
Total comprehensive income	$152.6	$11.8	$138.9

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Preferred Stock (1)	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest (2)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2017	$1.0	$—	$1,262.1	$(55.5)	$(137.0)	$—	$1,070.6
Net income	$—	$—	$—	$75.9	$—	$0.1	$76.0
Foreign currency translation adjustments	—	—	—	—	57.1	—	57.1
Change in unrealized loss on interest rate derivatives, net of $3.9 million income tax expense	—	—	—	—	5.8	—	5.8
Change in pension and other postretirement defined benefit plans, net of $2.3 million income tax expense	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	75.9	62.9	0.1	138.9
Stock-based compensation expense	—	—	20.5	—	—	—	20.5
Proceeds from exercise of stock options	—	—	7.2	—	—	—	7.2
Taxes withheld and paid on employees' share-based payment awards	—	—	(1.2)	—	—	—	(1.2)
Preferred stock dividends ($57.50 per share)	—	—	(10.8)	(12.4)	—	—	(23.2)
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Net income	$—	$—	$—	$34.3	$—	$—	$34.3
Foreign currency translation adjustments	—	—	—	—	(17.9)	—	(17.9)
Change in unrealized loss on interest rate derivatives, net of $1.2 million income tax expense	—	—	—	—	4.5	—	4.5
Change in pension and other postretirement defined benefit plans, net of $2.8 million income tax expense	—	—	—	—	(9.1)	—	(9.1)
Total comprehensive income (loss)	—	—	—	34.3	(22.5)	—	11.8
Acquisition of non-controlling interest	—	—	—	—	—	2.3	2.3
Stock-based compensation expense	—	—	22.6	—	—	—	22.6
Proceeds from exercise of stock options	—	—	7.9	—	—	—	7.9
Taxes withheld and paid on employees' share-based payment awards	—	—	(3.2)	—	—	—	(3.2)
Preferred stock dividends ($57.50 per share)	—	—	(11.6)	(11.6)	—	—	(23.2)
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Net income	$—	$—	$—	$180.1	$—	$0.3	$180.4
Foreign currency translation adjustments	—	—	—	—	(24.5)	—	(24.5)
Change in pension and other postretirement defined benefit plans, net of $1.5 million income tax benefit	—	—	—	—	(3.3)	—	(3.3)
Total comprehensive income (loss)	—	—	—	180.1	(27.8)	0.3	152.6
Acquisition of non-controlling interest	—	—	(0.3)	—	—		(0.3)
Stock-based compensation expense	—	—	26.9	—	—	—	26.9
Proceeds from exercise of stock options	—	—	36.0	—	—	—	36.0
Taxes withheld and paid on employees' share-based payment awards	—	—	(7.6)	—	—	—	(7.6)
Mandatory conversion of preferred stock to common stock (3)	0.2	—	(0.2)	—	—	—	—
Repurchase of common stock (4)	—	—	—	(100.7)	—	—	(100.7)
Common stock dividends ($0.08 per share)	—	—	—	(9.8)	—	—	(9.8)
Preferred stock dividends ($35.78 per share)	—	—	—	(14.4)	—	—	(14.4)
Balance at March 31, 2020	$1.2	$—	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
____________________
(1) On December 7, 2016, the Company issued 8.1 million depository shares, each of which represented a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. Shares of Series A Preferred Stock had a par value of $0.01 per share.
(2)  During fiscal 2018, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries. During fiscal 2019, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries and a 5% non-controlling interest in another Process & Motion Control joint venture relationship. During the second quarter of fiscal 2020, the Company acquired the remaining 30% non-controlling interest associated with one of the aforementioned Process & Motion Control joint ventures for a cash purchase price of $0.3 million. As a result of this transaction, fiscal 2020 represents a 30% non-controlling interest in the remaining Process & Motion Control controlled subsidiary and a 5% non-controlling interest in another Process & Motion Control joint venture relationship. Refer to Note 3, Acquisitions for further detail.
(3) During the third quarter of fiscal 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of the Series A Preferred Stock; see Note 19 Common Stock Purchases and Public Offerings for additional information.
(4) During fiscal 2020, the Company repurchased and canceled 3.6 million shares of common stock at a total cost of $100.7 million at a weighted average price of $27.94 per share. See Note 19 Common Stock Purchases and Public Offerings for additional information.
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Operating activities
Net income	$180.4	$34.3	$76.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	51.2	58.0	56.1
Amortization of intangible assets	35.4	34.3	33.6
Amortization of deferred financing costs	2.1	1.5	1.9
Non-cash discontinued operations asset impairment	—	126.0	111.2
Non-cash loss on sale of discontinued operations	—	22.5	—
Non-cash asset impairment	—	0.3	0.8
(Gain) loss on dispositions of property, plant and equipment	(0.7)	0.5	0.9
Deferred income taxes	(2.8)	(27.5)	(77.5)
Actuarial loss (gain) on pension and postretirement benefit obligations	36.6	(0.4)	(3.3)
Other non-cash charges	1.6	6.1	2.3
(Gain) loss on extinguishment of debt	(1.0)	(4.3)	11.9
Stock-based compensation expense	26.9	22.6	20.5
Changes in operating assets and liabilities:
Receivables	(19.9)	(29.8)	(31.0)
Inventories	0.1	(24.7)	11.5
Other assets	3.2	4.1	(16.6)
Accounts payable	(3.7)	(1.3)	13.0
Accruals and other	(10.8)	35.9	17.2
Cash provided by operating activities	298.6	258.1	228.5

Investing activities
Expenditures for property, plant and equipment	(41.4)	(44.9)	(40.7)
Acquisitions, net of cash acquired	(84.5)	(23.4)	(173.6)
Proceeds from dispositions of long-lived assets	4.1	4.7	5.5
Cash dividend from equity method investment	—	1.3	—
Net (payment) proceeds from divestiture of discontinued operations	(1.3)	9.0	—
Cash used for investing activities	(123.1)	(53.3)	(208.8)

Financing activities
Proceeds from borrowings of debt	1,050.0	270.8	1,529.8
Repayments of debt	(835.6)	(369.0)	(1,816.2)
Payment of debt issuance costs	—	—	(11.0)
Repurchase of common stock	(100.7)	—	—
Payment of common stock dividends	(9.8)	—	—
Payment of preferred stock dividends	(17.4)	(23.2)	(23.2)
Proceeds from exercise of stock options	36.0	7.9	7.2
Taxes withheld and paid on employees' share-based payment awards	(7.6)	(3.2)	(1.2)
Proceeds from financing lease obligations	—	—	5.8
Cash provided by (used for) financing activities	114.9	(116.7)	(308.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.5)	(13.2)	16.6
Increase (decrease) in cash, cash equivalents and restricted cash	280.9	74.9	(272.5)
Cash, cash equivalents and restricted cash at beginning of period	292.5	217.6	490.1
Cash, cash equivalents and restricted cash at end of period	$573.4	$292.5	$217.6

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2020

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
The Company
        Rexnord is a growth-oriented, multi-platform industrial company with what it believes to be leading market shares and highly-trusted brands that serve a diverse array of global end markets. The Company's heritage of innovation and specification have allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and its Rexnord Business System ("RBS") is the operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business. The Company currently operates its business in two platforms — Process & Motion Control and Water Management.
        The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components and related value-added services.
        The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. During fiscal 2019, the Company sold the net assets of the VAG business included within the Water Management platform. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented. See Note 4, Discontinued Operations for additional information.
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
Revenue Recognition
        See Note 6, Revenue Recognition for the Company's policy for recognizing revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") as well as the various other disclosures required by ASC 606.
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

Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long term lease liability on its balance sheet. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are instead recognized on a straight-line basis over the lease term.
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
Receivables
        Receivables are stated net of allowances for doubtful accounts of $3.4 million at March 31, 2020, and $3.1 million at March 31, 2019. We evaluate future expected credit losses on our receivables to establish the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
        The Company’s largest customer accounted for less than 10% of consolidated net sales for the years ended March 31, 2020, 2019 and 2018, respectively.
Inventories
        Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 61% and 62% at March 31, 2020 and 2019, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
        In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $4.6 million, $3.1 million and $4.3 million, during fiscal 2020, 2019 and 2018, respectively.
Property, Plant and Equipment
        Property, plant and equipment are initially stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Where appropriate, the depreciable lives of certain assets may be adjusted to reflect a change in the use of those assets, or depreciation may be accelerated in the case of an eventual asset disposal. The Company recognized accelerated depreciation of $2.5 million, $3.9 million, and $2.3 million during fiscal 2020, 2019, and 2018, respectively. Accelerated depreciation is recorded within Cost of sales in the consolidated statements of operations. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets
        Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 15 years and 3 to 15 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. The Company performs its impairment test by comparing the fair value of a reporting unit, utilizing both an income valuation model (discounted cash flow) and market approach (guideline public company comparables), with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.
Impairment of Long-Lived Assets
        The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company did not recognize any impairment charges during fiscal 2020. During fiscal years 2019 and 2018, the Company recognized impairment charges in the amount of $0.3 million and $0.8 million, respectively. The impairment was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 13, Fair Value Measurements for additional information.
Product Warranty
        The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Balance at beginning of period	$7.2	$7.7	$6.2
Acquired obligations	—	—	1.4
Charged to operations	1.7	1.9	4.1
Claims settled	(2.2)	(2.4)	(4.0)
Balance at end of period	$6.7	$7.2	$7.7
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
        See Note 17, Income Taxes for additional information.
Per Share Data
        Basic net income per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed by dividing net income from continuing operations and loss from discontinued operations attributable to Rexnord common stockholders, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing and discontinued operations attributable to Rexnord common stockholders is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive.
Additionally, following the issuance of the Series A Preferred Stock in fiscal 2017, the Company’s diluted net income per share is computed using the "if-converted" method. During the third quarter of fiscal 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of the Series A Preferred Stock. The "if-converted" method is utilized only when such calculation is dilutive to earnings per share using the treasury stock method. Under the "if-converted" method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock were converted into shares of the Company’s common stock as of the beginning of the respective period, and therefore no dividends were provided to holders of the Series A Preferred Stock.
         The computation for diluted net income per share for the fiscal years ended March 31, 2020, 2019 and 2018 excludes 0.9 million, 1.0 million and 2.6 million shares due to their anti-dilutive effects, respectively.

        The following table presents the basis for income per share computations (in millions, except share amounts, which are in thousands):

	Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Basic net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$182.2	$189.0	$206.6
Less: Non-controlling interest income	0.3	—	0.1
Less: Dividends on preferred stock	14.4	23.2	23.2
Net income from continuing operations attributable to Rexnord common stockholders	$167.5	$165.8	$183.3

Loss from discontinued operations, net of tax	$(1.8)	$(154.7)	$(130.6)

Net income attributable to Rexnord common stockholders	$165.7	$11.1	$52.7

Denominator:
Weighted-average common shares outstanding, basic	111,689	104,640	103,889

Diluted net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$182.2	$189.0	$206.6
Less: Non-controlling interest income	0.3	—	0.1
Less: Dividends on preferred stock (1)	—	—	—
Net income from continuing operations attributable to Rexnord common stockholders	$181.9	$189.0	$206.5

Loss from discontinued operations, net of tax	$(1.8)	$(154.7)	$(130.6)

Net income attributable to Rexnord common stockholders	165.7	11.1	52.7
Plus: Dividends on preferred stock (1)	14.4	23.2	23.2
Net income attributable to Rexnord common stockholders	$180.1	$34.3	$75.9

Denominator:
Weighted-average common shares outstanding, basic	111,689	104,640	103,889
Effect of dilutive equity awards	2,576	2,710	2,110
Preferred stock under the "if-converted" method (2)	9,998	15,979	15,985
Weighted-average common shares outstanding, diluted	124,263	123,329	121,984
____________________
(1)  The "if-converted" method was dilutive for the fiscal years ended March 31, 2020, 2019 and 2018.
(2) During the third quarter of fiscal 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of Series A Preferred Stock; see Note 19, Common Stock Purchases and Public Offerings for additional information.

Accumulated Other Comprehensive Loss
        The changes in accumulated other comprehensive loss, net of tax, for the fiscal years ending March 31, 2020, 2019 and 2018 are as follows (in millions):

	Interest Rate Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2017	$(9.5)	$(99.3)	$(28.2)	$(137.0)
Other comprehensive income before reclassifications	—	57.1	1.4	58.5
Amounts reclassified from accumulated other comprehensive income (loss)	5.8	—	(1.4)	4.4
Net current period other comprehensive income	5.8	57.1	—	62.9
Balance at March 31, 2018	$(3.7)	$(42.2)	$(28.2)	$(74.1)
Other comprehensive loss before reclassifications	—	(39.4)	(8.5)	(47.9)
Amounts reclassified from accumulated other comprehensive income (loss)	4.5	21.5	(0.6)	25.4
Net current period other comprehensive income (loss)	4.5	(17.9)	(9.1)	(22.5)
Balance at March 31, 2019	$0.8	$(60.1)	$(37.3)	$(96.6)
Other comprehensive loss before reclassifications	$—	$(24.5)	$(3.6)	(28.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	0.3
Net current period other comprehensive loss	—	(24.5)	(3.3)	(27.8)
Balance at March 31, 2020	$0.8	$(84.6)	$(40.6)	$(124.4)
        The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the fiscal years ending March 31, 2020, 2019 and 2018 (in millions):

Pension and postretirement plans	Year Ending March 31, 2020	Year Ending March 31, 2019	Year Ending March 31, 2018	Income Statement Line Item
Amortization of prior service credit	$(0.3)	$(1.5)	$(1.9)	Other (expense) income, net
Lump sum settlement	0.8	0.6	—	Actuarial (loss) gain on pension and postretirement benefit obligations
Curtailment	—	—	(0.3)	Actuarial (loss) gain on pension and postretirement benefit obligations
Provision for income taxes	(0.2)	0.3	0.8
Total, net of income taxes	$0.3	$(0.6)	$(1.4)

Interest rate derivatives
Net realized losses on interest rate derivatives	$—	$5.7	$9.7	Interest expense, net
Benefit for income taxes	—	(1.2)	(3.9)
Total, net of income taxes	$—	$4.5	$5.8

Foreign Currency Translation
Reclassification on sale of business	$—	$19.7	$—	Loss from discontinued operations, net of tax
Reclassification on acquisition of equity method investment	—	1.8	—	Other (expense) income, net
Total	$—	$21.5	$—
Derivative Financial Instruments
        The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interest rates. In the past, the Company selectively utilized foreign currency forward contracts and interest rate derivatives to manage its foreign currency and interest rate risks. All hedging transactions are authorized and executed pursuant to defined policies and procedures which prohibit the use of financial instruments for speculative purposes.
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
Foreign Currency Translation
        Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. The Company periodically enters into foreign currency forward contracts to mitigate foreign currency volatility on certain intercompany and external cash flows expected to occur. See Note 12, Derivative Financial Instruments for additional information. Currency transaction losses are included in other expense (income), net in the consolidated statements of operations and totaled $3.9 million, $1.9 million and $0.2 million for the years ended March 31, 2020, 2019 and 2018, respectively.
Advertising Costs
        Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $13.3 million, $11.9 million and $10.7 million for the years ended March 31, 2020, 2019 and 2018, respectively.
Research, Development and Engineering Costs
        Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and for the years ended March 31, 2020, 2019 and 2018 amounted to the following (in millions):

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Research and development costs	$16.2	$16.3	$13.3
Engineering costs	24.3	25.4	22.5
Total	$40.5	$41.7	$35.8
Concentrations of Credit Risk
        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during fiscal 2020. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance.

ASU 2019-12 is effective for the Company in fiscal 2022 and early adoption is permitted. Certain amendments of this ASU may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The Company adopted this ASU on April 1, 2020 using a modified-retrospective approach. There was no significant impact to the Company's consolidated financial statements.
        In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for the Company in fiscal 2021 on a retroactive basis. This guidance will have no impact on the Company's consolidated financial statements upon adoption other than with respect to the updated disclosure requirements.
        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements in ASC 820, Fair Value Measurement ("ASC 820"). The Company adopted this ASU on April 1, 2019. There was no impact to the Company's consolidated financial statements.
        In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted the standard effective April 1, 2019, and did not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there was no impact to the Company’s consolidated financial statements as a result of the adoption of the ASU.
        In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted this ASU on April 1, 2019. There was no impact to the Company's consolidated financial statements.
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
Upon adoption, the Company recognized ROU assets and lease liabilities of approximately $70.8 million and $73.0 million, respectively, as of April 1, 2019. Adoption of the new standard did not have a significant impact on the Company’s consolidated results of operations or cash flows. See Note 14, Leases for additional information.

3. Acquisitions
Fiscal Year 2020
On January 28, 2020, the Company acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a total preliminary cash purchase price of $59.4 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform.
On May 10, 2019, the Company acquired substantially all of the assets of StainlessDrains.com, a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million, excluding transaction costs and net of cash acquired. StainlessDrains.com, headquartered in Greenville, Texas, added complementary product lines to the Company's existing Water Management platform.
The Company's results of operations include the acquired operations subsequent to the aforementioned acquisitions dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to these acquisitions have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
The fiscal 2020 acquisitions have been accounted for as business combinations and were recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $26.5 million, other intangible assets of $40.9 million (including tradenames of $2.2 million and $38.7 million of customer relationships), $8.4 million of fixed assets, $9.1 million of trade working capital and other net liabilities of $0.7 million.
The purchase price allocations for StainlessDrains.com, which were finalized during the third quarter of fiscal 2020, were adjusted during fiscal 2020, resulting in a reduction of goodwill of $1.2 million, related to the refinement of the estimated fair value of intangible assets acquired. The Company is continuing to evaluate the preliminary purchase price allocations for Just Manufacturing related to the fair values assigned to intangible assets and net working capital acquired, which will be completed within the one year period following its acquisition date.
During fiscal 2020, the Company acquired the remaining non-controlling interest in a Process and Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.
Fiscal Year 2019
        On January 23, 2019, the Company acquired an additional 47.5% interest in Centa China a joint venture in which the Company previously maintained a 47.5% non-controlling interest, for $21.4 million, net of cash held by the former joint venture. The acquisition of the additional interest in Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within the Company's Process & Motion Control platform, provides the Company with the opportunity to expand its product offerings within its Asia Pacific end markets. Prior to this transaction, the Company accounted for its non-controlling interest in Centa China as an equity method investment. The acquisition of the additional 47.5% interest was considered to be an acquisition achieved in stages, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including (i) the price negotiated with the selling shareholder for the 47.5% equity interest in Centa China, (ii) an income valuation model (discounted cash flow), and (iii) current trading multiples for comparable companies. Based on this analysis, the Company recognized a $0.2 million gain on the remeasurement of the previously held equity method investment. In addition, in accordance with the authoritative guidance, the Company reclassified the historical foreign currency translation adjustments associated with the equity method investment into the statement of operations, which resulted in the recognition of a $1.8 million loss within other (expense) income, net, on the consolidated statements of operations for fiscal 2019. The final purchase price for this business combination is as follows (in millions):

Fair value of consideration transferred:
Cash paid, net of cash acquired	$21.4
Other items to be allocated to identifiable assets acquired and liabilities assumed
Book value of investment in Centa China at the acquisition date	21.8
Gain recognized from step acquisition	0.2
Fair value of remaining non-controlling interest	2.3
Total	$45.7

        The Company allocated the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation associated with this acquisition resulted in non-tax deductible goodwill of $20.5 million, other intangible assets of $20.1 million (including tradenames of $1.3 million and $18.8 million of customer relationships), $7.1 million of trade working capital and other net liabilities of $2.0 million. The preliminary purchase price allocations, which were finalized during the fourth quarter of fiscal 2020, were adjusted during fiscal 2020 primarily related to the refinement of the estimated fair value of intangible assets and other working capital acquired.
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
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the fiscal year ended March 31, 2018, have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
        The fiscal 2018 acquisitions were accounted for as business combinations and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocations, which were finalized during the fourth quarter of fiscal 2019, were adjusted during fiscal 2019 primarily in connection with determining the fair value of fixed assets acquired and acquisition date trade working capital. The purchase price allocation associated with the fiscal 2018 acquisitions resulted in non-tax deductible goodwill of $63.5 million, other intangible assets of $44.9 million (includes tradenames of $9.9 million, $29.4 million of customer relationships and $5.6 million of patents), $37.5 million of trade working capital, $52.7 million of fixed assets, $16.6 million of long-term debt and other net liabilities of $2.3 million.

4. Discontinued Operations
        During fiscal 2019, the Company completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized in fiscal 2020. As a result of these adjustments and other related costs, the Company recognized an additional $1.8 million loss on the sale of discontinued operations for the year ended March 31, 2020.
        The major components of the Loss from discontinued operations, net of tax presented in the consolidated statements of operations during the fiscal years ended March 31, 2020, 2019 and 2018 are included in the table below (in millions):

	Fiscal Years Ended
	March 31, 2020	March 31, 2019 (2)	March 31, 2018
Net sales	$—	$124.3	$214.4
Cost of sales	—	94.9	166.5
Selling, general and administrative expenses	—	35.1	56.5
Restructuring and other similar charges	—	—	4.7
Amortization of intangible assets	—	0.3	1.4
Non-cash asset impairments (1)	—	126.0	111.2
Loss on sale of discontinued operations	1.8	22.5	—
Other non-operating expenses, net	—	3.2	4.7
Loss from discontinued operations before income tax	(1.8)	(157.7)	(130.6)
Income tax benefit	—	3.0	—
Loss from discontinued operations, net of tax	$(1.8)	$(154.7)	$(130.6)
____________________
(1)The Company recorded non-cash impairments of $126.0 million during the year ended March 31, 2019 to reflect the Company's estimated fair value less costs to sell the VAG business based on the value of the preliminary bids received at that time.
(2)Results of operations in fiscal 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.
        The consolidated statements of cash flows for the prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Depreciation	$—	$4.1	$8.6
Amortization of intangible assets	—	0.3	1.4
Non-cash discontinued operations asset impairments	—	126.0	111.2
Non-cash loss on sale of discontinued operations	—	22.5	—
Stock-based compensation	—	—	0.5
Capital expenditures	—	2.4	2.7
Net (payments) proceeds from divestiture of discontinued operations	(1.3)	9.0	—

5. Restructuring and Other Similar Charges
        During fiscal 2020, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As the Company continues to evaluate the impact of COVID-19 and the resulting economic slowdown, the Company may also execute additional restructuring actions. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

        The following table summarizes the Company's restructuring and other similar costs incurred during the years ended March 31, 2020, 2019 and 2018 by classification of operating segment (in millions):

	Year Ended March 31, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$12.7	$0.5	$0.1	$13.3
Contract termination and other associated costs	1.6	0.5	0.1	2.2
Total restructuring and other similar costs	$14.3	$1.0	$0.2	$15.5

	Year Ended March 31, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.6	$0.9	$0.6	$7.1
Asset impairment charges (1)	0.3	—	—	0.3
Contract termination and other associated costs	2.0	0.3	2.4	4.7
Total restructuring and other similar costs	$7.9	$1.2	$3.0	$12.1

	Year Ended March 31, 2018
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$4.6	$0.6	$—	$5.2
Asset impairment charges (1)	0.8	—	—	0.8
Contract termination and other associated costs	7.9	0.2	—	8.1
Total restructuring and other similar costs	$13.3	$0.8	$—	$14.1

	Restructuring Costs To-date (Period from April 1, 2011 to March 31, 2020)
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$67.2	$8.6	$2.7	$78.5
Asset impairment charges	3.6	—	—	3.6
Contract termination and other associated costs	21.3	4.9	2.5	28.7
Total restructuring and other similar costs	$92.1	$13.5	$5.2	$110.8
____________________
(1) In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The impairment charges associated with these assets recognized during fiscal 2019 and 2018 were determined utilizing independent appraisals of the assets and were classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13, Fair Value Measurements for additional information.
        The following table summarizes the activity in the Company's accrual for restructuring and other similar costs for the fiscal years ended March 31, 2020 and 2019 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued Restructuring Costs, March 31, 2018 (2)	$2.3	$—	$0.3	$2.6
Charges	7.1	0.3	4.7	12.1
Cash payments	(7.0)	—	(3.1)	(10.1)
Non-cash charges	—	(0.3)	—	(0.3)
Accrued Restructuring Costs, March 31, 2019 (2)	$2.4	$—	$1.9	$4.3
Charges	13.3	—	2.2	15.5
Cash payments	(7.4)	—	(2.6)	(10.0)
Accrued Restructuring Costs, March 31, 2020 (2)	$8.3	$—	$1.5	$9.8
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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and geography (in millions):

	Year Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Original equipment manufacturers/end users	$766.8	$768.5	$690.5
Maintenance, repair, and operations	591.4	612.1	550.7
Total Process & Motion Control	$1,358.2	$1,380.6	$1,241.2

Water safety, quality, flow control and conservation	$661.0	$624.4	$566.9
Water infrastructure	49.1	45.9	43.5
Total Water Management	$710.1	$670.3	$610.4

	Year Ended March 31, 2020		Year Ended March 31, 2019		Year Ended March 31, 2018
	Process & Motion Control	Water Management	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$870.6	$694.1	$898.7	$654.5	$848.3	$598.4
Europe	298.9	—	327.5	—	255.5	—
Rest of world	188.7	16.0	154.4	15.8	137.4	12.0
Total	$1,358.2	$710.1	$1,380.6	$670.3	$1,241.2	$610.4
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
The following table presents changes in the Company’s contract assets and liabilities during the year ended March 31, 2020 (in millions):

	Balance Sheet Classification	March 31, 2019	Additions	Deductions	March 31, 2020
Contract Assets	Receivables, net	$2.6	$1.6	$(3.7)	$0.5
Contract Liabilities (1)	Other current liabilities	$5.1	$21.4	$(19.2)	$7.3
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
The Company has backlog of $380.7 million and $372.5 million as of March 31, 2020 and March 31, 2019, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 89% of the backlog as revenue in fiscal 2021 and the remaining 11% in fiscal 2022 and beyond.
Timing of Performance Obligations Satisfied at a Point in Time
The Company determined that the customer is able to control the product when it is delivered to them; thus, depending on the shipping terms, control will transfer at different points between the Company's manufacturing facility or warehouse and the customer’s location. The Company considers control to have transferred upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset and the customer has significant risks and rewards of ownership of the asset.
Variable Consideration
The Company provides volume-based rebates and the right to return product to certain customers, which are accrued for based on current facts and historical experience. Rebates are paid either on an annual or quarterly basis. There are no other significant variable consideration elements included in the Company's contracts with customers.
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of March 31, 2020 and March 31, 2019, respectively, the contract assets capitalized, as well as amortization recognized in fiscal 2020 and 2019, are not significant and there have been no impairment losses recognized.
7. Inventories
        The major classes of inventories are summarized as follows (in millions):

	March 31,
	2020	2019
Finished goods	$145.6	$147.3
Work in progress	43.7	39.8
Purchased components	70.4	76.7
Raw materials	54.9	53.9
Inventories at First-in, First-Out ("FIFO") cost	314.6	317.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	2.9	(1.2)
	$317.5	$316.5

8. Property, Plant and Equipment
        Property, plant and equipment, net is summarized as follows (in millions):

	March 31,
	2020	2019
Land	$25.5	$25.7
Buildings and improvements	231.5	227.5
Machinery and equipment	371.9	350.9
Hardware and software	43.1	64.4
Construction in-progress	26.4	27.9
	698.4	696.4
Less accumulated depreciation	(319.6)	(313.4)
	$378.8	$383.0

9. Goodwill and Intangible Assets
        The changes in the net carrying value of goodwill for the years ended March 31, 2020 and 2019 by operating segment, consisted of the following (in millions):

	Goodwill
	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2018	$1,102.5	$173.6	$1,276.1
Acquisitions (1)	20.1	1.2	21.3
Purchase accounting adjustments	8.1	0.2	8.3
Currency translation adjustments	(5.5)	(0.5)	(6.0)
Net carrying amount as of March 31, 2019	$1,125.2	$174.5	$1,299.7
Acquisitions (1)	—	26.5	26.5
Purchase accounting adjustments	0.4	—	0.4
Currency translation adjustments	(4.2)	(0.5)	(4.7)
Net carrying amount as of March 31, 2020	$1,121.4	$200.5	$1,321.9
______________________
(1)Refer to Note 3, Acquisitions for additional information regarding acquisitions.
        Total cumulative goodwill impairment charges as of March 31, 2020 and 2019 was $434.6 million.

        The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2020 and March 31, 2019 consisted of the following (in millions):

		March 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(41.2)	$9.9
Customer relationships (including distribution network)	13 years	748.0	(552.5)	195.5
Tradenames	13 years	42.1	(14.2)	27.9
Intangible assets not subject to amortization - trademarks and tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,122.1	$(607.9)	$514.2

		March 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$50.9	$(39.8)	$11.1
Customer relationships (including distribution network)	13 years	713.5	(523.1)	190.4
Tradenames	13 years	40.4	(11.3)	29.1
Intangible assets not subject to amortization - trademarks and tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,085.7	$(574.2)	$511.5
        Intangible asset amortization expense totaled $35.4 million, $34.0 million and $32.2 million for the years ended March 31, 2020, 2019 and 2018, respectively. Tradenames, and customer relationships acquired during fiscal 2020 were assigned a weighted-average useful life of 14 years and 19 years, respectively. Tradenames, and customer relationships acquired during fiscal 2019 were assigned a weighted-average useful life of 15 years and 18 years, respectively.
        The Company expects to recognize amortization expense on the intangible assets subject to amortization of $35.5 million in fiscal year 2021, $31.2 million in fiscal year 2022, $16.9 million in fiscal year 2023, $16.1 million in fiscal year 2024, and $15.8 million in fiscal year 2025.
        The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets annually as of October 1 during the third quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist. The Company completed the testing of indefinite-lived intangible assets (tradenames) and goodwill for impairment as of October 1, 2019, using primarily an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite-lived intangible assets and all reporting units exceeded their carrying value; therefore, no impairment was present.

10. Other Current Liabilities
        Other current liabilities are summarized as follows (in millions):

	March 31, 2020	March 31, 2019
Contract liabilities	$7.3	$5.1
Sales rebates	35.5	35.3
Commissions	7.0	6.8
Restructuring and other similar charges (1)	9.8	4.3
Product warranty (2)	6.7	7.2
Risk management (3)	10.4	10.5
Legal and environmental	1.5	2.6
Taxes, other than income taxes	8.3	7.8
Income taxes payable	9.9	20.3
Interest payable	8.3	7.7
Current portion of operating lease liability (4)	12.8	—
Other	11.0	29.5
	$128.5	$137.1
___________________
(1)See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
(4)See more information related to leases within Note 14, Leases.
11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2020	March 31, 2019
Term loan (1)	$620.8	$718.4
4.875% Senior Notes due 2025 (2)	495.7	495.0
Revolving credit facility (3)	249.2	—
Securitization facility borrowings (4)	74.9	—
Finance leases and other subsidiary debt (5)	32.8	24.6
Total	1,473.4	1,238.0
Less current maturities	76.4	1.2
Long-term debt	$1,397.0	$1,236.8
____________________
(1)Includes unamortized debt issuance costs of $4.2 million and $6.6 million at March 31, 2020 and March 31, 2019, respectively.
(2)Includes unamortized debt issuance costs of $4.3 million and $5.0 million at March 31, 2020 and March 31, 2019, respectively.
(3)Includes unamortized debt issuance costs of $0.8 million at March 31, 2020.
(4)Includes unamortized debt issuance costs of $0.1 million at March 31, 2020.
(5)See more information related to finance leases within Note 14, Leases.
Senior Secured Credit Facility
        At March 31, 2020, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility (which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, as discussed below) and (ii) a $264.0 million revolving credit facility. As of March 31, 2020, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.1 to 1.0 as of March 31, 2020.

Term Debt
On November 21, 2019, the Company entered into an Incremental Assumption Agreement (the “Amendment”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and as the refinancing term lender, relating to the Credit Agreement. Prior to the Amendment, the term loan facility under the Credit Agreement, which was originally issued in an aggregate principal amount of $800.0 million, had a principal balance of $725.0 million on account of a $75.0 million voluntary prepayment by the Company in fiscal 2019 ("Prior Term Loan"). The Amendment provided for the issuance of a term loan facility in an aggregate principal amount of $725.0 million ("Term Refinancing Loan") and the proceeds were used to repay in full the aggregate principal amount of the Prior Term Loan.
The Term Refinancing Loan has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. Borrowings under the Term Refinancing Loan, as amended, bear interest at either (i) an Adjusted LIBOR Rate (subject to a 0% floor) plus an applicable margin of 1.75% (which was reduced from 2.0%) or at an alternative base rate plus an applicable margin of 0.75% (which was reduced from 1.00%). At March 31, 2020 and 2019, the borrowings under the Term Refinancing Loan and Prior Term Loan had weighted-average effective interest rates of 2.74% and 4.49%, respectively. During the years ended March 31, 2020 and 2019, the borrowings under the Term Refinancing Loan and Prior Term Loan had weighted-average effective interest rates of 3.96% and 4.30%, respectively.
During fiscal 2020, the Company recognized a $1.5 million loss on the debt extinguishment in connection with the aforementioned Amendment, which was comprised of $0.7 million of refinancing related costs, as well as a non-cash write-off of debt issuance costs associated with previously outstanding debt of $0.8 million. Additionally, the Company capitalized $0.1 million of direct costs associated with the Term Refinancing Loan, which will be amortized over the life of the loan as interest expense using the effective interest method. Following the Amendment, the Company made a voluntary prepayment on its Term Refinancing Loan of $100.0 million in the third quarter of fiscal 2020. In connection with this prepayment, the Company recognized an additional $0.7 million loss on debt extinguishment to write-off a portion of the unamortized debt issuance costs.
During fiscal 2019, the Company made a voluntary prepayment on its Prior Term Loan of $75.0 million. In connection with this prepayment, the Company recognized a $0.7 million loss on debt extinguishment to write off a portion of the unamortized debt issuance costs.
During fiscal 2018, the Company recognized an $11.9 million loss on the debt extinguishment associated with the Prior Term Loan, which was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs of $8.0 million. Additionally, the Company capitalized $0.8 million and $6.0 million of direct costs associated with the Prior Term Loan, which are being amortized over the life of the loans as interest expense using the effective interest method.
Revolving Credit Facility
The Credit Agreement includes a $264.0 million revolving credit facility that has a maturity date of March 15, 2023. For revolving commitments, the Company's applicable margin above the base rate is 2.00% in the case of ABR borrowings and 3.00% in the case of Eurocurrency borrowings, subject to a net first lien leverage test. In the event the Company's net first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's net first lien leverage ratio was 2.1 to 1.0 as of March 31, 2020.
In addition to paying interest on outstanding principal, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
At March 31, 2020, $250.0 million was borrowed under the revolving credit facility. No amount was borrowed under the revolving credit facility at March 31, 2019. As of and during the year ended March 31, 2020 borrowings under the revolving credit facility had weighted-average effective interest rates of 4.00%. As of March 31, 2020 and 2019, $4.7 million and $5.6 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit, respectively.
4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due December 15, 2025 (the “Notes”). The Notes were issued by RBS Global, Inc. and Rexnord LLC (Company subsidiaries; collectively, the “Issuers”) pursuant to an Indenture, dated as of December 7, 2017 (the “Indenture”), by and among the Issuers, the domestic subsidiaries of the Company (with certain exceptions) as guarantors named therein (the “Subsidiary Guarantors”) and Wells Fargo Bank, National Association (the “Trustee”). The Notes are general senior unsecured obligations of the Issuers. Rexnord Corporation separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes pay interest semi-annually on June 15 and December 15. The Notes were not and will not be registered under the Securities Act of 1933 or any state securities laws. Debt issuance costs associated with the Notes are being amortized over the life of the Notes as interest expense using the effective interest method.
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
        At both March 31, 2020 and March 31, 2019, the Company's borrowing capacity under the Securitization was $100.0, respectively, based on the current accounts receivables balance. As of March 31, 2020 and 2019, $75.0 million and $0.0 million was borrowed under the Securitization, respectively. In addition, $5.7 million and $7.1 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at March 31, 2020 and March 31, 2019, respectively. As of and during the year ended March 31, 2020, borrowings under the Securitization had weighted-average effective interest rates of 2.19% and 2.09%, respectively. As of March 31, 2020, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
Other Subsidiary Debt
        Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years bearing an interest rate of approximately 2.0% per annum. Under the terms of the financing agreements and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt. During fiscal year 2019, $23.4 million of the associated loans and $17.9 million of the related loans receivable were forgiven by both the Investors and the Company resulting in a non-cash gain on debt extinguishment of $5.0 million, net of the write-off of $0.5 million of unamortized debt issuance costs associated with the forgiven debt. During fiscal 2020, the remaining $14.0 million of aggregate loans and $9.7 million of loans receivable remaining were also jointly forgiven by the Company and the Investors, resulting in a non-cash gain on debt extinguishment of $3.2 million. As of March 31, 2020, there are no outstanding balances related to the New Market Tax Credit related debt.

At March 31, 2020 and 2019, in addition to the aforementioned New Market Tax Credit, various wholly owned subsidiaries had additional debt of $32.8 million and $10.6 million, respectively, comprised primarily of borrowings held by various foreign subsidiaries and finance lease obligations. For more information related to finance leases, see Note 14, Leases.
Future Debt Maturities
        Future maturities of debt as of March 31, 2020, excluding the unamortized debt issuance costs of $9.4 million, were as follows (in millions):

Years ending March 31:
2021	$76.5
2022	1.3
2023	251.3
2024	1.4
2025	626.4
Thereafter	525.9
$1,482.8
        Cash interest paid for the fiscal years ended March 31, 2020, 2019 and 2018 was $55.9 million, $63.8 million and $69.9 million, respectively.

12. Derivative Financial Instruments
        The Company is exposed to certain financial risks relating to fluctuations in foreign currency exchange rates and interests rates. All hedging transactions are authorized and executed pursuant to defined policies and procedures that prohibit the use of financial instruments for speculative purposes.
Foreign Exchange Contracts
        The Company periodically entered into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, and as such were marked to market through earnings.
Interest Rate Derivatives
Prior to fiscal 2020, the Company utilized interest rate swaps and interest rate caps to hedge the variability in future cash flows associated with the Company's variable-rate term loans, all of which matured during fiscal 2019. During fiscal 2019, the critical terms of the interest rate derivatives no longer matched the outstanding debt and no longer qualified as effective hedges resulting in the unrealized losses associated with the interest rate derivatives remaining in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the interest rate derivatives. Changes in fair values of the interest rate derivatives qualifying as effective hedges were recognized within the consolidated statements of operations.
The amounts recorded on the consolidated balance sheets related to the Company's derivative instruments as of March 31, 2020 and 2019 were not material. The following table segregates the location and the amount of gains or losses associated with the changes in the fair value of the Company's derivative instruments recognized within the consolidated statements of operations (for non-qualifying, non-designated derivative instruments):

	Amount of gain recognized in accumulated other comprehensive loss
Derivative instruments no longer qualifying for hedge accounting under ASC 815 (in millions)
	March 31, 2020	March 31, 2019
Interest rate derivatives	$(0.8)	$(0.8)

		Amount recognized as (income) expense
Non-qualifying, non-designated derivative instruments (in millions)	Consolidated Statements of Operations Classification	Fiscal Years Ended
		March 31, 2020	March 31, 2019	March 31, 2018
Foreign currency forward contracts	Other expense, net	$—	$0.2	$—
Interest rate derivatives	Interest expense, net	$—	$(0.8)	$(5.0)
        During fiscal 2020, the Company did not reclassify any accumulated other comprehensive loss related to interest rate derivatives into earnings. During fiscal 2019 and 2018, the Company reclassified $5.7 million, and $9.7 million of accumulated other comprehensive loss into earnings as interest expense related to interest rate derivatives, respectively.

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
In accordance with ASC 820, fair value measurements are classified under the following hierarchy:
•Level 1- Quoted prices for identical instruments in active markets.
•Level 2- Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.
•Level 3- Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.
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
Fair Value of Non-Derivative Financial Instruments
        The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2020 and March 31, 2019 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of March 31, 2020 and March 31, 2019 was approximately $1,398.1 million and $1,238.1 million, respectively. The fair value is based on quoted market prices for the same issues.
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

14. Leases
The Company determines if a contract is (or contains) a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. The Company has operating and finance leases primarily associated with real estate, automobiles and manufacturing and office equipment.
The Company has lease agreements that include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of the underlying assets. The term of the Company’s leases generally reflects the non-cancellable period of the lease. Some of the Company’s lease agreements include options to extend or terminate the lease, which are excluded from the minimum lease terms unless the Company is reasonably certain the option will be exercised. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are instead recognized on a straight-line basis over the lease term
Right-of-use (“ROU”) assets and liabilities are recognized in the consolidated balance sheets based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the lease commencement date, any initial direct costs incurred, and are reduced by lease incentives received. As most of the Company’s leases do not provide an implicit rate, the present value of lease payments is determined using the Company’s incremental borrowing rate at the commencement date of the lease. Lease payments included in the measurement of the lease liabilities are comprised of fixed payments, variable payments that depend on an index or rate, and amounts probable to be paid if an option is reasonably certain to be exercised. Variable lease payments, typically based on usage of the asset or changes in an index or rate, are excluded from the lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	March 31, 2020
Assets:
Operating ROU assets	Other assets	$71.1
Finance ROU assets	Property, plant and equipment, net (1)	27.3
Total ROU assets		$98.4

Liabilities:
Current
Operating	Other current liabilities	$12.8
Finance	Current maturities of debt	0.5
Non-current
Operating	Other liabilities	63.1
Finance	Long-term debt	27.4
Total lease liabilities		$103.8
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $1.0 million as of March 31, 2020.
        The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

Twelve Months Ended
March 31, 2020
Operating lease expenses (1)	$15.0
Finance lease expenses:
Depreciation of finance ROU assets (1)	1.0
Interest on lease liabilities (2)	1.6
Total finance lease expense	2.6
Variable and short-term lease expense (1)	4.4
Total lease expense	$22.0
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Lease expense under operating leases totaled $18.3 million and $18.9 million for the fiscal years ended March 31, 2019 and 2018, respectively.
Future minimum lease payments under operating and finance leases as of March 31, 2020 are as follows (in millions):

Years ending March 31,	Operating Leases (1)	Finance Leases (1)
2021	14.6	2.1
2022	14.6	2.0
2023	14.3	2.0
2024	11.3	2.0
2025	9.0	2.0
Thereafter	28.5	44.7
Total future minimum lease payments	92.3	54.8
Less: Imputed interest	(16.4)	(26.9)
Total lease liabilities	$75.9	$27.9
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

        The weighted-average remaining lease terms and discount rates for leases are as follows:

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease terms (years):
Operating leases	6.7
Finance leases	27.8
Weighted-average discount rate:
Operating leases	4.6%
Finance leases	5.7%
        Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

Twelve Months Ended
March 31, 2020
Operating cash flows from operating leases	$14.4
Operating cash flows from finance leases	1.5
Financing cash flows from finance leases	0.4

        ROU assets obtained in exchange for lease liabilities are as follows (in millions):

Twelve Months Ended
March 31, 2020
Operating leases	$43.4
Finance leases	1.0

Sale-Leaseback Transaction:
        During fiscal 2018, the Company entered into a sale-leaseback arrangement for an owned facility in Downers Grove, Illinois. In accordance with the sale-leaseback guidance of ASC 840, the property did not qualify for sale accounting and as a result was accounted for as a financing transaction. No gain or loss was recognized in connection with this transaction. Upon the Company's adoption of ASC 842 on April 1, 2019, this financing transaction did not qualify for sale-leaseback accounting under the requirements of ASC 842 and, accordingly, continued to be accounted for as a financing obligation. The financing obligation and related asset of $4.6 million and $3.0 million, respectively, are recorded in Property, plant and equipment, net and Other liabilities in the consolidated balance sheet as of March 31, 2020.
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
        The Rexnord Corporation Performance Incentive Plan, which was last approved by stockholders in fiscal 2020 (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. To date, equity awards consisting of stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan.
        The options granted under the Plan have a maximum term of 10 years after the grant date. Options and RSUs granted since fiscal 2016 generally vest ratably over 3 years. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the director's cessation of service. PSUs granted cliff vest after 3 years.

        The Plan permits the grant of awards that may deliver up to an aggregate of 13,150,000 shares of common stock. The Plan is administered by the Compensation Committee.
        During fiscal 2020, 2019 and 2018, the Company recorded $26.9 million, $22.6 million and $20.0 million of stock-based compensation expense, respectively (the related tax benefit on these amounts was $6.3 million for fiscal 2020, $5.2 million for fiscal 2019 and $6.5 million for fiscal 2018). During fiscal 2020, 2019 and 2018, the Company also recorded $5.4 million, $1.9 million and $1.3 million, respectively, of an excess tax benefit related to stock options exercised during each fiscal year. As of March 31, 2020, there was $28.1 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.74 years.
Stock Options
        The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	29%	30%	31%
Weighted-average risk free interest rate	2.27%	2.85%	1.99%
Expected dividend rate	0.0%	0.0%	0.0%
        Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for options granted is based on the historical volatility of the Company's common stock price. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during fiscal 2020, 2019 and 2018 was $9.50, $10.59 and $8.12, respectively. The total fair value of options vested during fiscal 2020, 2019 and 2018 was $10.2 million, $12.3 million and $16.0 million, respectively.
        A summary of stock option activity during fiscal 2020, 2019 and 2018 is as follows:

	Years Ended
	March 31, 2020		March 31, 2019		March 31, 2018
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	7,843,911	$20.49	8,117,947	$19.50	7,770,670	$18.73
Granted	154,934	27.50	564,666	28.88	1,176,205	23.17
Exercised (1)	(2,398,363)	16.65	(642,953)	14.21	(543,443)	14.89
Canceled/Forfeited	(87,326)	25.69	(195,749)	23.95	(285,485)	22.55
Outstanding at end of period (2)	5,513,156	$22.28	7,843,911	$20.49	8,117,947	$19.50
Exercisable at end of period (3)	4,739,921	$21.61	5,833,565	$19.42	4,810,737	$17.93
______________________
(1)The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $35.1 million, $9.9 million and $6.4 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 5.4 years at March 31, 2020, 5.5 years at March 31, 2019 and 6.1 years at March 31, 2018. The aggregate intrinsic value of options outstanding at March 31, 2020 was $10.7 million.
(3)The weighted average remaining contractual life of options exercisable was 4.9 years at March 31, 2020, 4.6 years at March 31, 2019 and 4.7 years at March 31, 2018. The aggregate intrinsic value of options exercisable at March 31, 2020 was $10.7 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	2,010,346	$23.61
Granted	154,934	27.50
Vested	(1,330,544)	22.31
Canceled/Forfeited	(61,501)	26.42
Nonvested options at end of period	773,235	$26.41
Restricted Stock Units
        During fiscal 2020, 2019 and 2018 the Company granted RSU to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during fiscal 2020, 2019 and 2018 is as follows:

	Years Ended
	March 31, 2020		March 31, 2019		March 31, 2018
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	417,347	$25.94	368,182	$21.55	322,142	$20.59
Granted	422,707	27.52	300,119	28.87	250,013	23.19
Vested	(253,831)	24.90	(149,531)	24.30	(150,784)	21.92
Canceled/Forfeited	(40,948)	27.29	(101,423)	21.10	(53,189)	22.41
Nonvested RSUs at end of period	545,275	$27.54	417,347	$25.94	368,182	$21.55

Performance Stock Units
        During fiscal 2020, 2019 and 2018, the Company granted PSU's to certain of its officers and employees. Those PSUs have a three-year performance period, and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the three-year performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during fiscal 2020, 2019 and 2018 is as follows:

	Years Ended
	March 31, 2020		March 31, 2019		March 31, 2018
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	351,104	$27.76	453,001	$25.53	259,930	$24.74
Granted	324,619	27.50	183,069	28.91	193,071	26.58
Vested	(169,748)	23.13	(217,319)	23.89	—	—
Canceled/Forfeited	(25,789)	26.99	(67,647)	28.37	—	—
Nonvested PSUs at end of period	480,186	$28.01	351,104	$27.76	453,001	$25.53
In fiscal 2020 and 2019, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. In fiscal 2018, PSUs were granted with vesting based on goals related to free cash flow conversion and relative total shareholder return. The fair value of the portion of PSUs with vesting based on free cash flow conversion and return on invested capital is determined based on the Company's closing stock price on the date of grant. The fair value of PSUs with vesting based on relative total shareholder return is determined utilizing the Monte Carlo simulation model. The following weighted-average assumptions were used in the Monte Carlo simulation model, which were based on historical data and standard industry valuation practices and methodology:

Years Ended
March 31, 2018
Expected volatility factor	31%
Weighted-average risk-free interest rate	1.45%
Expected dividend rate	0.0%
PSU fair value per share	$31.25

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
        The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the fourth quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized a non-cash actuarial (losses) gains of $(36.6) million, $0.4 million, and $3.3 million, during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. These amounts are recorded within Actuarial (loss) gain on pension and postretirement benefit obligations in the consolidated statements of operations.
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

        The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Pension Benefits:
Service cost	$0.5	$0.5	$1.0
Interest cost	21.9	23.6	24.3
Expected return on plan assets	(22.5)	(24.8)	(26.7)
Benefit cost (income) associated with special events:
Curtailment (1)	—	—	(0.3)
Settlement (2)	0.8	0.6	—
Recognition of actuarial losses (gains)	35.9	0.7	(1.1)
Net periodic benefit cost (income)	$36.6	$0.6	$(2.8)
Other Postretirement Benefits:
Service cost	$—	$—	$—
Interest cost	0.7	0.8	1.0
Amortization:
Prior service credit	(0.3)	(1.5)	(1.9)
Recognition of actuarial gains	(0.1)	(1.7)	(1.9)
Net periodic benefit expense (income)	$0.3	$(2.4)	$(2.8)
______________________
(1)During fiscal 2018, certain active participants of a foreign pension plan were transferred out of the pension plan and placed into a defined contribution plan, resulting in a curtailment gain of $0.3 million. The recognition of the non-cash net curtailment gain of $0.3 million is recorded within Actuarial (loss) gain on pension and postretirement benefit obligations in the consolidated statements of operations for the fiscal year ended March 31, 2018.
(2)During fiscal 2019, the Company settled the benefits of a Canadian defined benefit pension plan through either a lump-sum transfer or the purchase of an annuity from an insurance company. As a result of the settlement, the Company performed a re-measurement of the plan assets and benefit obligations for the pension plan as at March 31, 2019, which resulted in the immediate recognition of a $0.6 million non-cash actuarial loss, which is recorded within Actuarial (loss) gain on pension and postretirement obligations in the fiscal 2019 consolidated statements of operations.
In addition, during fiscal 2019, the Company offered participants in the defined benefit plan of Cambridge International Holdings Corp., which was acquired by the Company in fiscal 2017, the opportunity to receive a lump sum settlement as part of the termination process for that plan. During fiscal 2020, the obligations associated with the individuals that did not accept the lump sum settlement offer were transferred to an insurance company through the purchase of an annuity. The Company's cash contribution to purchase the annuity contract was $3.9 million. Following the purchase of the annuity contract, the Company has no remaining obligations to participants of this plan. The termination of this plan resulted in the recognition of a $0.8 million non-cash actuarial loss, which is recorded within Actuarial (loss) gain on pension and post retirement obligations in the fiscal 2020 consolidated statements of operations.
        In fiscal 2020, the recognition of $36.6 million of non-cash actuarial loss was due to the Cambridge International Holdings Corp. plan termination described above and decreases in discount rates coupled with lower than expected asset return, partially offset by decreases in life expectancy assumptions utilized within the annual remeasurement of the Company's defined benefit plans. In fiscal 2019, the recognition of $0.4 million of non-cash actuarial gains was primarily due to the foreign plan settlement described above, offset by improved demographic and claims experience associated with the Company’s other postretirement benefit plans. In fiscal 2018, the recognition of $3.3 million of non-cash actuarial gains was primarily due to the foreign pension plan change described above, as well as improved demographic and claims experience associated with the Company’s other postretirement benefit plans.
        The Company made contributions to its U.S. qualified pension plan trusts of $0.3 million, $1.3 million, and $2.9 million during the years ended March 31, 2020, 2019 and 2018, respectively.

        The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2020	Year Ended March 31, 2019
Benefit obligation at beginning of period	$(623.8)	$(652.5)	$(16.9)	$(21.5)
Service cost	(0.5)	(0.5)	—	—
Interest cost	(21.9)	(23.6)	(0.7)	(0.8)
Actuarial (losses) gains	(33.0)	1.7	(0.6)	2.5
Benefits paid	54.0	40.7	2.4	1.9
Plan participant contributions	—	—	(0.3)	(0.5)
Settlements	—	3.2	—	—
Translation and other adjustments	2.0	7.2	—	1.5
Benefit obligation at end of period	$(623.2)	$(623.8)	$(16.1)	$(16.9)
Plan assets at the beginning of the period	$480.2	$507.4	$—	$—
Actual return on plan assets	15.0	15.8	—	—
Contributions	6.6	4.0	2.4	2.5
Benefits paid	(54.0)	(40.7)	(2.4)	(2.5)
Settlements	—	(3.4)	—	—
Translation adjustment	(0.9)	(2.9)	—	—
Plan assets at end of period	$446.9	$480.2	$—	$—
Funded status of plans	$(176.3)	$(143.6)	$(16.1)	$(16.9)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.4	$0.8	$—	$—
Current liabilities	(1.6)	(1.7)	(1.6)	(1.6)
Long-term liabilities	(175.1)	(142.7)	(14.5)	(15.3)
Total net funded status	$(176.3)	$(143.6)	$(16.1)	$(16.9)
        As of March 31, 2020, the Company had pension plans with a combined projected benefit obligation of $623.2 million compared to plan assets of $446.9 million, resulting in an under-funded status of $176.3 million compared to an under-funded status of $143.6 million at March 31, 2019. The Company’s funded status declined year over year primarily due to decreases in discount rates coupled with lower-than-expected asset returns, partially offset by decreases in life expectancy assumptions. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
        Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at March 31, 2020 and 2019 consist of the following (in millions):

	As of March 31, 2020
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(1.1)	$(1.2)
Unrecognized actuarial loss (gain)	56.5	(1.1)	55.4
Accumulated other comprehensive loss (income), gross	56.4	(2.2)	54.2
Deferred income tax (benefit) provision	(14.1)	0.5	(13.6)
Accumulated other comprehensive loss (income), net	$42.3	$(1.7)	$40.6

	As of March 31, 2019
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(1.4)	$(1.5)
Unrecognized actuarial loss (gain)	52.6	(1.7)	50.9
Accumulated other comprehensive loss (income), gross	52.5	(3.1)	49.4
Deferred income tax (benefit) provision	(12.9)	0.8	(12.1)
Accumulated other comprehensive loss (income), net	$39.6	$(2.3)	$37.3

        The Company expects to recognize 0.3 million prior service credits included in accumulated other comprehensive (loss) income for pension benefits and other postretirement benefits, respectively, as components of net periodic benefit cost during the next fiscal year.
        The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2020	March 31, 2019	March 31, 2018
Benefit Obligations:
Discount rate	3.1%	3.7%	3.7%	3.3%	3.9%	4.0%
Rate of compensation increase	3.0%	2.9%	2.9%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.7%	3.7%	3.9%	3.9%	4.0%	4.0%
Rate of compensation increase	2.9%	2.9%	3.0%	n/a	n/a	n/a
Expected return on plan assets	4.9%	5.1%	5.3%	n/a	n/a	n/a
        In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the year ended March 31, 2020 and actual investment allocations at March 31, 2020 and 2019.

	Plan Assets
	2020					2019
	Investment Policy (1)			Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20%	-	30%	28%	29%	26%
Debt securities (including cash and cash equivalents)	55%	-	80%	65%	61%	64%
Other	0%	-	10%	7%	10%	10%
______________________
(1)The investment policy allocation represents the guidelines of the Company's pension plans based on the changes in the plans funded status.
(2)The target allocations represent the weighted average target allocations for the Company's pension plans.

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

        The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at March 31, 2020 and 2019, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	As of March 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$11.1	$—	$—	$—	$11.1
Investment funds
Fixed income funds (2)	—	—	—	272.4	272.4
U.S. equity funds (3)	11.7	—	—	56.2	67.9
International equity funds (3)	—	—	—	35.7	35.7
Balanced funds (3)	—	—	—	5.6	5.6
Alternative investment funds (4)	—	—	—	21.6	21.6
Insurance contracts	—	—	32.6	—	32.6
Total	$22.8	$—	$32.6	$391.5	$446.9

	As of March 31, 2019
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$20.2	$—	$—	$—	$20.2
Investment funds
Fixed income funds (2)	—	—	—	304.6	304.6
U.S. equity funds (3)	—	—	—	54.3	54.3
International equity funds (3)	—	—	—	33.4	33.4
Balanced funds (3)	—	—	—	6.4	6.4
Alternative investment funds (4)	—	—	—	31.4	31.4
Insurance contracts	—	—	29.9	—	29.9
Total	$20.2	$—	$29.9	$430.1	$480.2
______________________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(2)The Company's fixed income mutual and commingled funds primarily include investments in U.S. government securities and corporate bonds. The commingled funds also include an insignificant portion of investments in asset-backed securities or partnerships. The mutual and commingled funds are primarily valued using the net asset value, which reflects the plan's share of the fair value of the investments.
(3)The Company's equity mutual and commingled funds primarily include investments in U.S. and international common stock. The balanced mutual and commingled funds invest in a combination of fixed income and equity securities. The mutual and commingled funds are primarily valued using the net asset value, which reflects the plan's share of the fair value of the investments.
(4)The Company's alternative investments include venture capital and partnership investments. Alternative investments are valued using the net asset value, which reflects the plan's share of the fair value of the investments. The Company is generally able to redeem investments at periodic times during the year with notice provided to the general partner.

        The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended March 31, 2020 and 2019 (in millions):

Insurance Contracts
Ending balance, March 31, 2018	$30.2
Actual return on assets:
Related to assets held at reporting date	(0.3)
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2019	29.9
Actual return on assets:
Related to assets held at reporting date	2.7
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2020	$32.6

        Expected benefit payments to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in millions):

Years Ending March 31:	Pension Benefits	Other Postretirement Benefits
2021	$38.4	$1.6
2022	38.5	1.5
2023	38.3	1.4
2024	38.4	1.3
2025	37.7	1.3
2026 - 2030	180.6	5.4
Pension Plans That Are Not Fully Funded
        At March 31, 2020, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $590.5 million, $585.9 million and $413.9 million, respectively.
        At March 31, 2019, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $591.0 million, $586.5 million and $446.8 million, respectively.
Other Postretirement Benefits
        The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.5% in fiscal 2021 grading down to 5.0% in fiscal 2026 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
        Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase			One Percentage Point Decrease
	Years Ended March 31,			Years Ended March 31,
	2020	2019	2018	2020	2019	2018
Increase (decrease) in total of service and interest cost components	$—	$0.1	$0.1	$—	$—	$(0.1)
Increase (decrease) in postretirement benefit obligation	1.1	1.2	1.5	(1.0)	(1.0)	(1.3)
Defined Contribution Savings Plans
        The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $7.7 million, $15.5 million and $15.0 million for the years ended March 31, 2020, 2019 and 2018, respectively.

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

	Fair Value as of March 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.7	$—	$—	$1.7
Corporate-owned life insurance policies (2)	—	5.5	—	5.5
Total assets at fair value	$1.7	$5.5	$—	$7.2

Deferred compensation liability at fair value (3):	$7.4	$—	$—	$7.4

	Fair Value as of March 31, 2019
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$2.3	$—	$—	$2.3
Corporate-owned life insurance policies (2)	—	3.7	—	3.7
Total assets at fair value	$2.3	$3.7	$—	$6.0

Deferred compensation liability at fair value (3):	$6.1	$—	$—	$6.1
______________________
(1)The Company has elected to use the fair value option for the mutual funds to better align the measurement of the assets with the measurement of the liability, which are measured using quoted prices of identical instruments in active markets and are categorized as Level 1.
(2)The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds, and are categorized as Level 2.
(3)The deferred compensation liability is measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants.
17. Income Taxes
        The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss (“NOL”) carryforwards capital loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain state tax credit carryforwards, and continues to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related foreign deferred tax assets, as well as certain U.S. state NOL carryforwards.
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
In acknowledgment of the substantial and substantive changes incorporated in U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarized a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e. all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740, based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform (including subsequent Internal Revenue Service (“IRS”) Notices, etc.). Based upon this review, the Company recognized an estimated net income tax benefit with respect to U.S. Tax Reform for fiscal 2018 of $66.5 million (including amounts relating to the VAG business). This net income tax benefit reflects a $66.5 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability (including consideration of executive compensation limitations under U.S. Tax Reform), with no net tax impact associated with the one-time repatriation tax. Due to the timing and complexity of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded for fiscal 2018 relating to U.S. Tax Reform were not deemed to be complete but rather were deemed to be reasonable, provisional estimates based upon the current available information and related interpretations. For example, the Company was required to use estimates for earnings and profits and taxes in conjunction with determining the impact of the one-time repatriation tax. In addition, in relation to the remeasurement of the Company’s net U.S. deferred tax liability (as well as numerous other aspects of U.S. Tax Reform), the Company had to use judgment based upon available guidance and interpretations of such guidance at that time. Future guidance could result in changes to the Company’s interpretation, and as such, result in changes to previously recorded amounts. Such changes were required to be reflected as discrete items in the applicable period. The Company had continued to review and analyze various IRS Notices, proposed regulations and other pertinent information that became available during fiscal 2019. Based upon that review and analysis as well as updates to certain financial information, the Company had determined the net impact of U.S. Tax Reform for fiscal 2018 to be a net income tax benefit of $65.9 million. The $0.6 million reduction from the $66.5 million net income tax benefit originally recorded in fiscal 2018 was recorded as a discrete item in the third quarter of fiscal 2019. This reduction consisted of a $0.8 million adjustment to the Company’s net U.S. deferred tax liability as of March 31, 2018, partially offset with a $0.2 million net income tax benefit associated with the one-time repatriation tax. The Company determined the adjusted net tax benefit recorded for U.S. Tax Reform to be complete as of December 31, 2018.
In addition, the Company had been evaluating the potential impact of the GILTI provisions of U.S. Tax Reform. In accordance with U.S. GAAP, any potential impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company’s deferred tax balances. The Company had not initially finalized its accounting policy for GILTI, and upon further analysis, including consideration of proposed regulations relating to the GILTI tax provisions and potential future changes to the Company’s existing legal structure, the Company had made the final accounting policy decision to report this item as a period expense in the year the tax is incurred. Although none of the Company’s material foreign subsidiaries operate within tax jurisdictions that would otherwise meet the definition of “low-taxed” as outlined in the GILTI tax rules, the Company is nevertheless subject to the GILTI tax as a result of one particular aspect of the U.S. foreign income tax credit limitation rules requiring the allocation of U.S. interest expense against GILTI. Such allocation effectively results in the allocated interest expense being non-deductible for U.S. federal income tax purposes. Were it not for this specific requirement, the Company would generally not recognize a significant GILTI tax liability.

Income Tax Provision (Benefit)
        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year ended March 31,
	2020	2019	2018
Current:
United States	$31.3	$55.7	$29.9
Non-United States	18.6	21.6	23.1
State and local	5.8	8.0	4.1
Total current	55.7	85.3	57.1
Deferred:
United States	1.0	(23.0)	(71.5)
Non-United States	(3.3)	(5.2)	(3.1)
State and local	0.7	(3.7)	(2.0)
Total deferred	(1.6)	(31.9)	(76.6)
Provision (benefit) for income taxes	$54.1	$53.4	$(19.5)
        The provision (benefit) for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year ended March 31,
	2020	2019	2018
Provision for income taxes at U.S. federal statutory income tax rate	$49.6	$50.1	$59.0
State and local income taxes, net of federal benefit	5.2	5.3	2.9
Net effects of foreign rate differential	2.6	1.8	(2.6)
Net effects of foreign operations	2.6	1.6	(7.4)
Net effect to deferred taxes for changes in tax rates	(1.1)	(2.6)	(0.3)
Net effect to deferred taxes for U.S. Tax Reform	—	0.8	(67.1)
Net effect of U.S. Tax Reform transition tax	—	(0.1)	0.2
Net effects of GILTI inclusion	6.4	6.5	—
Foreign derived intangible income deduction	(1.9)	(1.8)	—
Unrecognized tax benefits, net of federal benefit	(6.8)	(7.0)	1.1
Domestic production activities deduction	—	—	(3.2)
Research and development credit	(1.2)	(0.9)	(0.9)
Excess tax benefits related to equity compensation	(4.4)	(1.1)	(0.5)
§162(m) compensation limitation	2.7	1.9	1.0
Net changes in valuation allowance	—	(2.3)	(2.8)
Other	0.4	1.2	1.1
Provision (benefit) for income taxes	$54.1	$53.4	$(19.5)
        The provision (benefit) for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year ended March 31,
	2020	2019	2018
United States	$159.1	$174.8	$117.1
Non-United States	77.2	64.0	70.0
Income before income taxes	$236.3	$238.8	$187.1

Deferred Income Tax Assets and Liabilities
        Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2020	March 31, 2019
Deferred tax assets:
Compensation and retirement benefits	$63.5	$55.7
General accruals and reserves	8.7	9.8
Lease liabilities	27.7	—
State tax net operating loss and credit carryforwards	22.5	21.9
Federal and state capital loss carryforwards	18.2	12.7
Foreign net operating loss and interest carryforwards	5.2	6.7
Other	—	0.3
Total deferred tax assets before valuation allowance	145.8	107.1
Valuation allowance	(39.4)	(32.4)
Total deferred tax assets	106.4	74.7
Deferred tax liabilities:
Property, plant and equipment	33.8	32.6
Lease ROU assets	26.2	—
Inventories	21.6	15.4
Intangible assets and goodwill	131.2	137.9
Other	1.0	—
Total deferred tax liabilities	213.8	185.9
Net deferred tax liabilities	$107.4	$111.2

Net amount on Consolidated Balance Sheets consists of:
Other assets	$13.6	$14.7
Deferred income taxes	(121.0)	(125.9)
Net long-term deferred tax liabilities	$(107.4)	$(111.2)
        Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, state credit carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of March 31, 2020. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. The increase in the valuation allowance presented above was generally due to the finalization of the federal and state capital loss carryforwards resulting from the sale of the VAG business, which management has deemed the realization of such assets as not being more-likely-than-not. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of ten years. The majority of the foreign NOL carryforwards are generally subject to an indefinite expiration period, with the remaining being subject to either a five, nine or twenty year expiration period.
        At March 31, 2020, the Company had approximately $464.1 million of state NOL carryforwards, expiring over various years ending through March 31, 2034. The Company has a valuation allowance of $17.6 million recorded against the related deferred tax asset. In addition, at March 31, 2020, the Company had approximately $26.0 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $2.2 million against the foreign NOL carryforwards as well as certain related deferred tax assets.
The Company previously considered the earnings in all of its foreign subsidiaries as permanently reinvested; and as such, had not recorded deferred income taxes with respect to such earnings. However, in consideration of the current economic environment due to COVID-19 and in light of favorable changes incorporated in U.S. Tax Reform with respect to repatriation of foreign earnings, the Company has determined effective as of the fourth quarter ending March 31, 2020 that certain unremitted earnings of approximately $44.4 million existing in Germany, Italy, the Netherlands and the United Kingdom are no longer permanently reinvested. As a result of U.S. Tax Reform, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, the Company has determined that the deferred tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions would be minimal, if any. No provision has been made for United States federal income taxes related to approximately $98.8 million of the remaining undistributed earnings of foreign subsidiaries considered to be permanently reinvested. Due to U.S. Tax Reform, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $5.5 million, would not be expected to be significant to the Company’s consolidated financial statements.
        The Company’s total liability for net accrued income taxes as of March 31, 2020 and 2019 was $6.5 million and $17.0 million, respectively. This net amount was presented in the consolidated balance sheets as Income taxes payable (separately disclosed in Other current liabilities) of $9.9 million and $20.3 million as of March 31, 2020 and 2019, respectively; and as Income taxes receivable presented in Other current assets in the consolidated balance sheets of $3.4 million and $3.3 million as of March 31, 2020 and 2019, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended March 31, 2020, 2019 and 2018 was $72.5 million, $64.7 million and $59.4 million, respectively.
Liability for Unrecognized Tax Benefits
        The Company's total liability for net unrecognized tax benefits as of March 31, 2020 and March 31, 2019 was $14.8 million and $21.8 million, respectively.
        The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2020 and March 31, 2019 (in millions):

	Year Ended March 31,
	2020	2019
Balance at beginning of period	$18.3	$15.6
Additions based on tax positions related to the current year	1.5	7.7
Additions for tax positions of prior years	—	4.7
Reductions for tax positions of prior years	—	—
Settlements	(1.4)	(2.3)
Reductions due to lapse of applicable statute of limitations	(4.5)	(7.1)
Cumulative translation adjustment	(0.3)	(0.3)
Balance at end of period	$13.6	$18.3
        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2020 and March 31, 2019, the total amount of unrecognized tax benefits includes $1.5 million and $4.3 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax (benefit) expense during the fiscal years ended March 31, 2020, 2019, and 2018 was $(1.2) million, $(1.0) million, and $1.0 million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company is currently undergoing an income tax examination by the IRS of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. During the fourth quarter of fiscal 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for the Company’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which is subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the financial statements. Also during the fourth quarter of fiscal 2020, the Italian tax authorities began conducting an income tax examination of one of the Company’s Italian subsidiary’s income tax returns for the tax year ended March 31, 2018. In addition, certain of the Company’s German subsidiaries were notified by the German tax authorities of their intention to conduct an income tax examination of such subsidiaries’ German corporate income and trade tax returns for the tax years or period ended March 31, 2015 through March 31, 2018. The Company anticipates the related fieldwork will begin during the quarter ending September 30, 2020. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. The Company anticipates the related fieldwork will begin during the quarter ending December 31, 2020. During the second quarter of fiscal 2019, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015 and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2016 or significant foreign income tax examinations for years ending prior to fiscal 2015.
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
        In connection with its sale, Invensys plc ("Invensys") provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:
•In 2002, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date.
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
        Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2020, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
        As of March 31, 2020, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $50.0 million, of which Zurn expects its insurance carriers to pay approximately $38.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $50.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the consolidated balance sheets.
        Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2020, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
        As of March 31, 2020, the Company had a recorded receivable from its insurance carriers of $50.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the consolidated balance sheets.
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
19. Public Offering and Common Stock Repurchases
Preferred Stock
On December 7, 2016, the Company issued 8.1 million depositary shares, each of which represents a 1/20th interest in a share of Series A Preferred Stock, for an offering price of $50 per depositary share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. During fiscal 2020, 402,500 shares of Series A Preferred Stock automatically converted into 16.0 million shares of the Company's common stock. The number of shares of common stock issued upon conversion was determined based on a defined average volume weighted average price per share of the Company’s common stock. Upon conversion, there were no shares of Series A Preferred Stock outstanding.
        Dividends were paid on the Series A Preferred Stock quarterly. The final dividend payment was made on November 15, 2019. During fiscal 2020, fiscal 2019 and fiscal 2018, the Company accrued $14.4 million, $23.2 million and $23.2 million of dividends and paid $17.4 million, $23.2 million and $23.2 million of dividends on the Series A Preferred Stock, respectively.

Issuer Repurchases of Equity Securities
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved to increase the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During fiscal 2020, the Company repurchased 3.6 million shares of common stock at a total cost of $100.7 million at a weighted average price of $27.94 per share. The repurchased shares were canceled by the Company upon receipt. No shares of common stock were repurchased in fiscal 2019 or 2018.
At March 31, 2020, a total of approximately $223.0 million of repurchase authority remained under the Repurchase Program. On April 8, 2020, the Company announced the temporary suspension of share repurchases as a result of the uncertainty caused by the COVID-19 pandemic.

20. Business Segment Information
        The Company's results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa®, and TollokTM. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.comTM and JUST®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization. See Note 1, Basis of Presentation and Significant Accounting Policies for further information.
        During fiscal 2019, the Company sold its VAG business included within the Water Management platform and in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in all periods presented. See Note 4, Discontinued Operations, for further information.

Business Segment Information:
(in Millions)

	Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$766.8	$768.5	$690.5
Maintenance, repair, and operations	591.4	612.1	550.7
Total Process & Motion Control	1,358.2	1,380.6	1,241.2
Water Management:
Water safety, quality, flow control and conservation	661.0	624.4	566.9
Water infrastructure	49.1	45.9	43.5
Total Water Management	710.1	670.3	610.4
Consolidated net sales	2,068.3	2,050.9	1,851.6
Income (loss) from operations
Process & Motion Control	228.4	226.1	191.3
Water Management	163.1	139.7	125.7
Corporate	(57.2)	(60.2)	(50.6)
Consolidated income from operations	334.3	305.6	266.4
Non-operating expense:
Interest expense, net	(58.6)	(69.9)	(75.1)
Gain (loss) on the extinguishment of debt	1.0	4.3	(11.9)
Actuarial (loss) gain on pension and postretirement benefit obligations	(36.6)	0.4	3.3
Other (expense) income, net	(3.8)	(1.6)	4.4
Income from continuing operations before income taxes	236.3	238.8	187.1
(Provision) benefit for income taxes	(54.1)	(53.4)	19.5
Equity method investment income	—	3.6	—
Net income from continuing operations	182.2	189.0	206.6
Loss from discontinued operations, net of tax	(1.8)	(154.7)	(130.6)
Net income	180.4	34.3	76.0
Non-controlling interest income	0.3	—	0.1
Net income attributable to Rexnord	180.1	34.3	75.9
Dividends on preferred stock	(14.4)	(23.2)	(23.2)
Net income attributable to Rexnord common stockholders	$165.7	$11.1	$52.7

Depreciation and Amortization
Process & Motion Control	$59.6	$63.0	$56.0
Water Management	26.5	24.9	23.7
Corporate	0.5	—	—
Consolidated	$86.6	$87.9	$79.7
Capital Expenditures
Process & Motion Control	$34.6	$36.3	$34.2
Water Management	6.8	6.2	3.8
Consolidated	$41.4	$42.5	$38.0

	March 31, 2020	March 31, 2019	March 31, 2018
Total Assets
Process & Motion Control	$2,953.0	$2,677.7	$2,598.8
Water Management	656.7	576.8	820.9
Corporate	17.4	5.2	4.0
Consolidated	$3,627.1	$3,259.7	$3,423.7

        Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018	March 31, 2020	March 31, 2019	March 31, 2018
United States	1,472.7	1,460.6	1,361.6	$264.7	$260.7	$260.9
Europe	298.9	327.5	255.5	72.9	78.9	91.2
Rest of World	296.7	262.8	234.5	41.2	43.4	44.4
	$2,068.3	$2,050.9	$1,851.6	$378.8	$383.0	$396.5
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

21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Fiscal 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net sales	$508.3	$521.3	$491.7	$547.0	$2,068.3
Gross profit	201.6	208.2	191.7	216.5	818.0
Net income from continuing operations	48.5	56.7	48.4	28.6	182.2
Loss from discontinued operations, net of tax	(1.8)	—	—	—	(1.8)
Net income	46.7	56.7	48.4	28.6	180.4
Non-controlling interest income (loss)	0.2	0.1	(0.1)	0.1	0.3
Net income attributable to Rexnord	46.5	56.6	48.5	28.5	180.1
Dividends on preferred stock	(5.8)	(5.8)	(2.8)	—	(14.4)
Net income attributable to Rexnord common stockholders	$40.7	$50.8	$45.7	$28.5	$165.7

Basic net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.40	$0.48	$0.40	$0.23	$1.50
Discontinued operations	$(0.02)	$—	$—	$—	$(0.02)
Net income	$0.39	$0.48	$0.40	$0.23	$1.48

Diluted net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.39	$0.46	$0.39	$0.23	$1.46
Discontinued operations	$(0.01)	$—	$—	$—	$(0.01)
Net income	$0.38	$0.46	$0.39	$0.23	$1.45
______________________
(1)The fourth quarter of fiscal 2020 included the recognition of a $35.8 million non-cash actuarial loss in connection with performing the annual re-measurement of the Company's pension and other post-retirement obligations. Refer to Note 16, Retirement Benefits for additional information.

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
______________________
(1)The first quarter of fiscal 2019 included a $44.0 million non-cash asset impairment to reduce the carrying amount of the then-held-for-sale VAG business to its estimated fair value less costs to sell. Refer to Note 4, Discontinued Operations for additional information.
(2)The second quarter of fiscal 2019 included an $82.0 million non-cash asset impairment charge to reduce the carrying amount of the then-held-for-sale VAG business to its estimated fair value less costs to sell. Refer to Note 4, Discontinued Operations for additional information.
(3)The third quarter of fiscal 2019 included a $19.7 million non-cash pre-tax loss on the sale of the VAG business, which was completed during the quarter. Refer to Note 4, Discontinued Operations for additional information.
22. Guarantor Subsidiaries
        The following schedules present condensed consolidating financial information of the Company as of March 31, 2020 and 2019, and for the twelve-month periods ended March 31, 2020, 2019 and 2018, for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the "Issuers") of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the "Guarantor Subsidiaries") and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the Notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.0	$0.4	$383.9	$178.1	$—	$573.4
Receivables, net	—	—	223.5	111.2	—	334.7
Inventories	—	—	224.8	92.7	—	317.5
Other current assets	—	—	20.5	18.2	—	38.7
Total current assets	11.0	0.4	852.7	400.2	—	1,264.3
Property, plant and equipment, net	—	—	256.1	122.7	—	378.8
Intangible assets, net	—	—	424.8	89.4	—	514.2
Goodwill	—	—	1,043.6	278.3	—	1,321.9
Investment in:
Issuer subsidiaries	1,381.1	—	—	—	(1,381.1)	—
Guarantor subsidiaries	—	3,324.9	—	—	(3,324.9)	—
Non-guarantor subsidiaries	—	—	621.1	—	(621.1)	—
Other assets	—	—	88.7	59.2	—	147.9
Total assets	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$75.4	$1.0	$—	$76.4
Trade payables	—	—	123.9	61.7	—	185.6
Compensation and benefits	—	—	42.4	19.4	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	1.8	1.4	—	3.2
Other current liabilities	—	7.9	79.9	40.7	—	128.5
Total current liabilities	—	7.9	323.4	124.2	—	455.5
Long-term debt	—	1,290.9	101.8	4.3	—	1,397.0
Note payable to (receivable from) affiliates, net	77.9	645.4	(795.9)	72.6	—	—
Pension and postretirement benefit obligations	—	—	142.8	46.8	—	189.6
Deferred income taxes	—	—	98.6	22.4	—	121.0
Other liabilities	0.5	—	91.4	58.4	—	150.3
Total liabilities	78.4	1,944.2	(37.9)	328.7	—	2,313.4
Total stockholders' equity	1,313.7	1,381.1	3,324.9	621.1	(5,327.1)	1,313.7
Total liabilities and stockholders' equity	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1

Condensed Consolidating Balance Sheets
March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.4	$0.2	$107.7	$183.2	$—	$292.5
Receivables, net	—	—	219.6	114.7	—	334.3
Inventories	—	—	214.3	102.2	—	316.5
Other current assets	—	—	13.0	26.6	—	39.6
Total current assets	1.4	0.2	554.6	426.7	—	982.9
Property, plant and equipment, net	—	—	251.2	131.8	—	383.0
Intangible assets, net	—	—	411.6	99.9	—	511.5
Goodwill	—	—	1,017.1	282.6	—	1,299.7
Investment in:
Issuer subsidiaries	1,212.1	—	—	—	(1,212.1)	—
Guarantor subsidiaries	—	3,146.0	—	—	(3,146.0)	—
Non-guarantor subsidiaries	—	—	547.4	—	(547.4)	—
Other assets	—	1.1	63.1	18.4	—	82.6
Total assets	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$0.1	$1.1	$—	$1.2
Trade payables	—	—	129.7	62.0	—	191.7
Compensation and benefits	—	—	42.4	21.3	—	63.7
Current portion of pension and postretirement benefit obligations	—	—	1.9	1.4	—	3.3
Other current liabilities	3.0	7.5	90.3	36.3	—	137.1
Total current liabilities	3.0	7.5	264.4	122.1	—	397.0
Long-term debt	—	1,213.4	14.4	9.0	—	1,236.8
Note (receivable from) payable to affiliates, net	(20.7)	714.3	(879.0)	185.4	—	—
Pension and postretirement benefit obligations	—	—	112.9	45.1	—	158.0
Deferred income taxes	—	—	98.8	27.1	—	125.9
Other liabilities	0.2	—	87.4	23.4	—	111.0
Total liabilities	(17.5)	1,935.2	(301.1)	412.1	—	2,028.7
Total stockholders' equity	1,231.0	1,212.1	3,146.1	547.3	(4,905.5)	1,231.0
Total liabilities and stockholders' equity	$1,213.5	$3,147.3	$2,845.0	$959.4	$(4,905.5)	$3,259.7

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,568.4	$661.0	$(161.1)	$2,068.3
Cost of sales	—	—	944.7	466.7	(161.1)	1,250.3
Gross profit	—	—	623.7	194.3	—	818.0
Selling, general and administrative expenses	—	—	331.3	101.5	—	432.8
Restructuring and other similar charges	—	—	8.8	6.7	—	15.5
Amortization of intangible assets	—	—	28.1	7.3	—	35.4
Income from operations	—	—	255.5	78.8	—	334.3
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(56.7)	(2.7)	0.8	—	(58.6)
To affiliates	10.3	41.3	(16.4)	(35.2)	—	—
(Loss) gain on the extinguishment of debt	—	(2.1)	3.3	(0.2)	—	1.0
Actuarial loss on pension and postretirement benefit obligations	—	—	(35.7)	(0.9)	—	(36.6)
Other income (expense), net	—	0.1	(1.1)	(2.8)	—	(3.8)
Income (loss) from continuing operations before income taxes	10.3	(17.4)	202.9	40.5	—	236.3
Provision for income taxes	—	(0.5)	(38.3)	(15.3)	—	(54.1)
Income (loss) before equity in income of subsidiaries	10.3	(17.9)	164.6	25.2	—	182.2
Equity in earnings of subsidiaries	170.1	188.0	23.4	—	(381.5)	—
Net income from continuing operations	180.4	170.1	188.0	25.2	(381.5)	182.2
Loss from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	180.4	170.1	188.0	23.4	(381.5)	180.4
Non-controlling interest income	—	—	—	0.3	—	0.3
Net income attributable to Rexnord	180.4	170.1	188.0	23.1	(381.5)	180.1
Dividends on preferred stock	(14.4)	—	—	—	—	(14.4)
Net income attributable to Rexnord common stockholders	166.0	170.1	188.0	23.1	(381.5)	165.7

Comprehensive income (loss)	$180.4	$167.9	$186.3	$(0.5)	$(381.5)	$152.6

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,565.0	$672.6	$(186.7)	$2,050.9
Cost of sales	—	—	977.1	475.7	(186.7)	1,266.1
Gross profit	—	—	587.9	196.9	—	784.8
Selling, general and administrative expenses	—	—	328.8	104.3	—	433.1
Restructuring and other similar charges		—	7.6	4.5	—	12.1
Amortization of intangible assets	—	—	27.5	6.5	—	34.0
Income from operations	—	—	224.0	81.6	—	305.6
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(68.2)	(2.0)	0.3	—	(69.9)
To affiliates	2.0	61.7	(53.2)	(10.5)	—	—
Loss (gain) on the extinguishment of debt	—	(0.7)	5.0	—	—	4.3
Actuarial gain (loss) on pension and postretirement benefit obligations	—	—	1.0	(0.6)	—	0.4
Other income (expense), net	—	0.3	3.1	(5.0)	—	(1.6)
Income (loss) from continuing operations before income taxes	2.0	(6.9)	177.9	65.8	—	238.8
Provision for income taxes	—	—	(44.5)	(8.9)	—	(53.4)
Equity method investment income	—	—	—	3.6	—	3.6
Income (loss) before equity in income of subsidiaries	2.0	(6.9)	133.4	60.5	—	189.0
Equity in earnings (loss) of subsidiaries	32.3	39.2	(51.9)	—	(19.6)	—
Net income from continuing operations	34.3	32.3	81.5	60.5	(19.6)	189.0
Loss from discontinued operations, net of tax	—	—	(42.3)	(112.4)	—	(154.7)
Net income (loss)	34.3	32.3	39.2	(51.9)	(19.6)	34.3
Non-controlling interest income	—	—	—	—	—	—
Net income (loss) attributable to Rexnord	34.3	32.3	39.2	(51.9)	(19.6)	34.3
Dividends on preferred stock	(23.2)	—	—	—	—	(23.2)
Net income (loss) attributable to Rexnord common stockholders	11.1	32.3	39.2	(51.9)	(19.6)	11.1

Comprehensive income (loss)	$34.3	$22.5	$34.1	$(59.5)	$(19.6)	$11.8

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2018
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,457.3	$566.9	$(172.6)	$1,851.6
Cost of sales	—	—	910.3	407.4	(172.6)	1,145.1
Gross profit	—	—	547.0	159.5	—	706.5
Selling, general and administrative expenses	—	—	310.5	83.3	—	393.8
Restructuring and other similar charges	—	—	12.8	1.3	—	14.1
Amortization of intangible assets	—	—	26.6	5.6	—	32.2
Income from operations	—	—	197.1	69.3	—	266.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(75.3)	(0.4)	0.6	—	(75.1)
To affiliates	3.0	27.4	(13.1)	(17.3)	—	—
Loss on the extinguishment of debt	—	(11.9)	—	—	—	(11.9)
Actuarial gain on pension and postretirement benefit obligations	—	—	1.8	1.5	—	3.3
Other (expense) income, net	—	—	(3.1)	7.5	—	4.4
Income (loss) from continuing operations before income taxes	3.0	(59.8)	182.3	61.6	—	187.1
Benefit (provision) for income taxes	—	—	39.7	(20.2)	—	19.5
Income (loss) before equity in income of subsidiaries	3.0	(59.8)	222.0	41.4	—	206.6
Equity in earnings of subsidiaries	73.0	132.8	30.7	—	(236.5)	—
Net income from continuing operations	76.0	73.0	252.7	41.4	(236.5)	206.6
Loss from discontinued operations, net of tax	—	—	(119.9)	(10.7)	—	(130.6)
Net income	76.0	73.0	132.8	30.7	(236.5)	76.0
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income attributable to Rexnord	76.0	73.0	132.8	30.6	(236.5)	75.9
Dividends on preferred stock	(23.2)	—	—	—	—	(23.2)
Net income attributable to Rexnord common stockholders	52.8	73.0	132.8	30.6	(236.5)	52.7

Comprehensive income	$76.0	$89.2	$135.6	$74.6	$(236.5)	$138.9

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$109.1	$(149.2)	$314.0	$24.7	$—	$298.6
Investing activities
Expenditures for property, plant and equipment	—	—	(30.0)	(11.4)	—	(41.4)
Acquisitions, net of cash acquired	—	—	(84.2)	(0.3)	—	(84.5)
Proceeds from dispositions of long-lived assets	—	—	2.8	1.3	—	4.1
Net payments from divestiture of discontinued operations	—	—	—	(1.3)	—	(1.3)
Cash used for investing activities	—	—	(111.4)	(11.7)	—	(123.1)
Financing activities
Proceeds from borrowings of debt	—	975.0	75.0	—	—	1,050.0
Repayments of debt	—	(825.7)	(1.3)	(8.6)	—	(835.6)
Repurchase of common stock	(100.7)	—	—	—	—	(100.7)
Payment of common stock dividends	(9.8)	—	—	—	—	(9.8)
Payment of preferred stock dividends	(17.4)		—	—	—	(17.4)
Proceeds from exercise of stock options	36.0	—	—	—	—	36.0
Taxes withheld and paid on employees' share-based payment awards	(7.6)	—	—	—	—	(7.6)
Cash (used for) provided by financing activities	(99.5)	149.3	73.7	(8.6)	—	114.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(9.5)	—	(9.5)
Increase (decrease) in cash, cash equivalents and restricted cash	9.6	0.1	276.3	(5.1)	—	280.9
Cash, cash equivalents and restricted cash at beginning of period	1.4	0.2	107.7	183.2	—	292.5
Cash, cash equivalents and restricted cash at end of period	$11.0	$0.3	$384.0	$178.1	$—	$573.4

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$19.9	$75.2	$112.9	$50.1	$—	$258.1
Investing activities
Expenditures for property, plant and equipment	—	—	(33.0)	(11.9)	—	(44.9)
Acquisitions, net of cash acquired	—	—	(2.0)	(21.4)	—	(23.4)
Proceeds from dispositions of long-lived assets	—	—	4.7	—	—	4.7
Cash dividend from equity method investment	—	—	—	1.3	—	1.3
Net proceeds from divestiture of discontinued operations	—	—	3.0	6.0	—	9.0
Cash used for investing activities	—	—	(27.3)	(26.0)	—	(53.3)
Financing activities
Proceeds from borrowings of debt	—	—	268.0	2.8	—	270.8
Repayments of debt	—	(75.0)	(286.8)	(7.2)	—	(369.0)
Payment of preferred stock dividends	(23.2)	—	—	—	—	(23.2)
Proceeds from exercise of stock options	7.9	—	—	—	—	7.9
Taxes withheld and paid on employees' share-based payment awards	(3.2)	—	—	—	—	(3.2)
Cash used for financing activities	(18.5)	(75.0)	(18.8)	(4.4)	—	(116.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(13.2)	—	(13.2)
Increase in cash, cash equivalents and restricted cash	1.4	0.2	66.8	6.5	—	74.9
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$1.4	$0.2	$107.7	$183.2	$—	$292.5

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$12.3	$313.4	$(161.2)	$64.0	$—	$228.5
Investing activities
Expenditures for property, plant and equipment	—	—	(28.4)	(12.3)	—	(40.7)
Acquisitions, net of cash	—	—	(50.0)	(123.6)	—	(173.6)
Proceeds from dispositions of long-lived assets	—	—	5.3	0.2	—	5.5
Cash used for investing activities	—	—	(73.1)	(135.7)	—	(208.8)
Financing activities
Proceeds from borrowings of debt	—	1,324.0	205.8	—	—	1,529.8
Repayments of debt	—	(1,626.5)	(189.7)	—	—	(1,816.2)
Payment of debt issuance costs	—	(11.0)	—	—	—	(11.0)
Payment of preferred stock dividends	(23.2)	—	—	—	—	(23.2)
Proceeds from exercise of stock options	7.2	—	—	—	—	7.2
Taxes withheld and paid on employees' share-based payment awards	(1.2)	—	—	—	—	(1.2)
Proceeds from financing lease obligations	—	—	5.8	—	—	5.8
Cash (used for) provided by financing activities	(17.2)	(313.5)	21.9	—	—	(308.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	16.6	—	16.6
(Decrease) increase in cash, cash equivalents and restricted cash	(4.9)	(0.1)	(212.4)	(55.1)	—	(272.5)
Cash, cash equivalents and restricted cash at beginning of period	4.9	0.1	253.3	231.8	—	490.1
Cash, cash equivalents and restricted cash at end of period	$—	$—	$40.9	$176.7	$—	$217.6

23. Subsequent Event
        On May 5, 2020, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.08 per-share to be paid on June 8, 2020, to stockholders of record as of May 20, 2020.
On May 5, 2020, the Company’s Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31. This change in fiscal year end from March 31 to December 31 is being made to better align the Company’s reporting calendar with other NYSE listed companies. The Company’s next fiscal year will end on December 31, 2020, resulting in a 9-month transition period from April 1, 2020 to December 31, 2020. The Company will report one-time, 9-month transitional financial statements for the period from April 1, 2020 through December 31, 2020 in February 2021. On May 12, 2020, the Company announced its plan to transition to a December 31 fiscal year-end in 2020.

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
Management’s Report on Internal Control Over Financial Reporting
        We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
        The effectiveness of the Company's internal control over financial reporting as of March 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
        None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
        The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive proxy statement for the Company’s annual meeting, to be held on or about July 23, 2020 (the Proxy Statement"), and to the information under the caption "Information about our Executive Officers" in Part I hereof.
Code of Ethics
        We have adopted a written code of ethics, referred to as the Rexnord Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.rexnordcorporation.com. To obtain a copy, free of charge, please submit a written request to Rexnord Investor Relations, 511 West Freshwater Way, Milwaukee, Wisconsin, 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.rexnordcorporation.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
        The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation", and "Corporate Governance - Directors' Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
        The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through March 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	6,538,617	$22.28	2,319,389
Equity compensation plans not approved by security holders	None	None	None
Total	6,538,617	$22.28	2,319,389
______________________
(1)Represents options, PSUs and RSUs granted under the Incentive Plan or options granted under the 2006 Stock Option Plan. No further options may be granted under the 2006 Stock Option Plan.
(2)The average exercise price excludes PSUs and RSUs.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
        The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Party Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
        The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
        The Company’s consolidated financial statements included in Item 8 hereof are for the years ended March 31, 2020, 2019 and 2018, and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
        The Financial Statement Schedule of the Company appended hereto for the years ended March 31, 2020, 2019 and 2018 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year 2018:
Valuation allowance for trade and notes receivable	5.4	0.2	0.6	—	(1.8)	4.4
Valuation allowance for income taxes	21.8	2.1	4.0	—	(4.9)	23.0
Fiscal Year 2019:
Valuation allowance for trade and notes receivable	4.4	(1.3)	0.5	—	(0.5)	3.1
Valuation allowance for income taxes	23.0	13.3	—	2.0	(5.9)	32.4
Fiscal Year 2020:
Valuation allowance for trade and notes receivable	3.1	0.6	0.1	(0.1)	(0.3)	3.4
Valuation allowance for income taxes	32.4	1.3	—	6.8	(1.1)	39.4
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

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	President and Chief Executive Officer
Date:	May 12, 2020

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

/s/ Todd A. Adams	President, Chief Executive Officer	May 12, 2020
Todd A. Adams	(Principal Executive Officer) and Director

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	May 12, 2020
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Paul W. Jones	Director	May 12, 2020
Paul W. Jones

/s/ Mark S. Bartlett	Director	May 12, 2020
Mark S. Bartlett

/s/ Thomas D. Christopoul	Director	May 12, 2020
Thomas D. Christopoul

/s/ Theodore D. Crandall	Director	May 12, 2020
Theodore D. Crandall

/s/ David C. Longren	Director	May 12, 2020
David C. Longren

/s/ George C. Moore	Director	May 12, 2020
George C. Moore

/s/ Rosemary M. Schooler	Director	May 12, 2020
Rosemary M. Schooler

/s/ John S. Stroup	Director	May 12, 2020
John S. Stroup

/s/ Peggy N. Troy	Director	May 12, 2020
Peggy N. Troy

/s/ Robin A. Walker-Lee	Director	May 12, 2020
Robin A. Walker-Lee

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1(a)	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

3.1(b)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (expired by its terms)
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through May 5, 2020	Exhibit 3.1 to the Company's Form 8-K dated May 5, 2020

4.1	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Company’s Form 8-K dated December 7, 2017

4.2	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.5 hereto)	Exhibit 4.2 to the Company’s Form 8-K dated December 7, 2017

4.3	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to the Company’s Form 8-K dated December 7, 2017

4.4	Description of Securities		X

10.1(a)	The Company's 2006 Stock Option Plan, as amended ("2006 Option Plan")* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.4 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.3(a)	Rexnord Corporation Performance Incentive Plan, as amended and restated as of July 25, 2019 *	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 7, 2019

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 * (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(f)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(h)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(i)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(k)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated December 13, 2018, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated December 13, 2018

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.7	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Rexnord Corporation Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of May 2019*	Exhibit 10.10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 2019

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

10.11(a)
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

10.11(b)
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

10.11(c)
Incremental Assumption Agreement, dated as of December 16, 2016, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, as administrative agent, related to the Third Amended and Restated First Lien Credit Agreement (term loan facility)
Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2016

10.11(d)
Incremental Assumption Agreement, dated as of December 7, 2017, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord Corporation, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as refinancing term lender, and the other lenders party thereto (term loan and revolving facilities)
Exhibit 10.1 to the Company’s Form 8-K dated December 7, 2017

10.11(e)
Incremental Assumption Agreement, dated as of November 21, 2019, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, certain domestic subsidiaries of Rexnord LLC, Credit Suisse AG, Cayman Islands Branch as the refinancing term lender and Credit Suisse AG, Cayman Islands Branch as administrative agent (term loan and revolving facilities).
Exhibit 10.1 to the Company’s Form 8-K dated November 21, 2019

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

10.13(a)	Receivables Sale and Servicing Agreement, dated September 26, 2007, by and among the Originators, Rexnord Industries, LLC as Servicer, and Rexnord Funding LLC	Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on October 1, 2007

10.13(b)
First Amendment, dated as of November 30, 2007, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent
Exhibit 10.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011

10.13(c)
Second Amendment, dated as of May 20, 2011, to the Receivables Sale and Servicing Agreement, dated as of September 26, 2007, among Rexnord Funding LLC, as the buyer, Rexnord Industries, LLC, as the servicer and an originator, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, and General Electric Capital Corporation, as the administrative agent
Exhibit 10.3 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011

10.13(d)
Omnibus Amendment, dated as of December 30, 2015, to the Receivables Sale and Servicing Agreement, dated September 26, 2007, and to the Amended and Restated Receivables Funding and Administration Agreement, dated May 20, 2011, by and among Rexnord Funding LLC., as an Originator, as the buyer and as the borrower, Zurn Industries, LLC, as an originator, Zurn PEX, Inc., as an originator, Rodney Hunt - Fontaine Inc., as an originator, GA Industries, LLC, as an originator, Rexnord Industries, LLC, as the servicer, General Electric Company as successor by merger to General Electric Capital Corporation, as administrative agent, and the swing line lender and the lenders signatory thereto
Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2015

10.13(e)
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

10.13(f)
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

10.13(g)
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

10.14(a)
Amended and Restated Receivables Funding and Administration Agreement, dated as of May 20, 2011, by and among Rexnord Funding LLC, the financial institutions from time to time party thereto and General Electric Capital Corporation
Exhibit 10.1 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 23, 2011

10.14(b)	See Exhibit 10.13(d) above	See Exhibit 10.13(d) above

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.