Form 10-Q
period 2020-06-30
Rexnord Corp
filed 2020-07-28
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2020
Rexnord Corporation Common Stock, $0.01 par value per share	120,658,147 shares

Private Securities Litigation Reform Act Safe Harbor Statement
        Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements." Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, the effects of the ongoing COVID-19 pandemic on our employees, customers and supply chain, including those related to governmental actions, all of which are uncertain at this time, may, among other impacts, heighten the effects on our business, results of operations and financial condition of the risk factors identified in our Form 10-K.
General
        Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, is serving as a transition period, and we will provide one-time, nine-month transitional financial statements for the transition period in a transition report on Form 10-K to be filed in 2021. Prior to the transition period, our fiscal year was the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, was the period from April 1, 2019, to March 31, 2020. Our fiscal year 2021 will commence on January 1, 2021.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$353.4	$573.4
Receivables, net	272.1	334.7
Inventories	348.8	317.5
Other current assets	41.0	38.7
Total current assets	1,015.3	1,264.3
Property, plant and equipment, net	375.6	378.8
Intangible assets, net	505.7	514.2
Goodwill	1,323.5	1,321.9
Other assets	147.1	147.9
Total assets	$3,367.2	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$76.4	$76.4
Trade payables	160.1	185.6
Compensation and benefits	44.8	61.8
Current portion of pension and postretirement benefit obligations	3.2	3.2
Other current liabilities	118.5	128.5
Total current liabilities	403.0	455.5

Long-term debt	1,148.0	1,397.0
Pension and postretirement benefit obligations	189.8	189.6
Deferred income taxes	123.4	121.0
Other liabilities	149.3	150.3
Total liabilities	2,013.5	2,313.4

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 120,655,183 at June 30, 2020 and 119,718,631 at March 31, 2020	1.2	1.2
Additional paid-in capital	1,355.8	1,348.3
Retained earnings	111.9	85.9
Accumulated other comprehensive loss	(118.1)	(124.4)
Total Rexnord stockholders' equity	1,350.8	1,311.0
Non-controlling interest	2.9	2.7
Total stockholders' equity	1,353.7	1,313.7
Total liabilities and stockholders' equity	$3,367.2	$3,627.1
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019
Net sales	$449.1	$508.3
Cost of sales	272.2	306.7
Gross profit	176.9	201.6
Selling, general and administrative expenses	100.2	109.5
Restructuring and other similar charges	1.7	3.2
Amortization of intangible assets	9.0	8.7
Income from operations	66.0	80.2
Non-operating expense:
Interest expense, net	(13.4)	(15.5)
Other income (expense), net	0.4	(1.5)
Income before income taxes	53.0	63.2
Provision for income taxes	(17.2)	(14.8)
Equity method investment income	—	0.1
Net income from continuing operations	35.8	48.5
Loss from discontinued operations, net of tax	—	(1.8)
Net income	35.8	46.7
Non-controlling interest income	0.2	0.2
Net income attributable to Rexnord	35.6	46.5
Dividends on preferred stock	—	(5.8)
Net income attributable to Rexnord common stockholders	$35.6	$40.7

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.30	$0.40
Discontinued operations	$—	$(0.02)
Net income	$0.30	$0.39
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.29	$0.39
Discontinued operations	$—	$(0.01)
Net income	$0.29	$0.38
Weighted-average number of shares outstanding (in thousands):
Basic	120,246	105,262
Effect of dilutive equity securities	1,802	18,402
Diluted	122,048	123,664

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019
Net income attributable to Rexnord	$35.6	$46.5
Other comprehensive income:
Foreign currency translation adjustments	6.4	(0.5)
Change in pension and postretirement defined benefit plans, net of tax	(0.1)	0.5
Other comprehensive income, net of tax	6.3	—
Non-controlling interest income	0.2	0.2
Total comprehensive income	$42.1	$46.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019
Operating activities
Net income	$35.8	$46.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12.7	12.3
Amortization of intangible assets	9.0	8.7
Deferred income taxes	2.4	3.6
Other non-cash charges	(0.6)	0.8
Stock-based compensation expense	13.3	6.9
Changes in operating assets and liabilities:
Receivables	52.9	12.5
Inventories	(29.5)	(33.5)
Other assets	(2.8)	(0.2)
Accounts payable	(26.4)	(12.1)
Accruals and other	(19.2)	(26.7)
Cash provided by operating activities	47.6	19.0

Investing activities
Expenditures for property, plant and equipment	(8.5)	(5.9)
Acquisitions, net of cash acquired	—	(24.8)
Proceeds from dispositions of long-lived assets	0.9	1.3
Cash used for investing activities	(7.6)	(29.4)

Financing activities
Repayments of debt	(250.3)	(3.9)
Proceeds from exercise of stock options	6.3	4.8
Taxes withheld and paid on employees' share-based payment awards	(9.4)	(5.7)
Payment of common stock dividends	(9.6)	—
Payment of preferred stock dividends	—	(5.8)
Cash used for financing activities	(263.0)	(10.6)
Effect of exchange rate changes on cash and cash equivalents	3.0	0.3
Decrease in cash and cash equivalents	(220.0)	(20.7)
Cash, cash equivalents and restricted cash at beginning of period	573.4	292.5
Cash, cash equivalents and restricted cash at end of period	$353.4	$271.8

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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
        In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Following the end of the Company's fiscal year ended March 31, 2020, the Company transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, is serving as a transition period, and the Company will provide one-time, nine-month transitional financial statements for the transition period in a transition report on Form 10-K to be filed in 2021. Results for the interim periods are not necessarily indicative of results that may be expected for the nine-month transition period ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's March 31, 2020 Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the three months ended June 30, 2020. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities with fiscal years beginning after December 15, 2020, and early adoption is permitted. Certain amendments of this ASU may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The Company adopted ASU No. 2016-13, as amended, on April 1, 2020, using a modified-retrospective approach. There was no impact to the Company's consolidated financial statements.
        In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for public business entities with fiscal years beginning after December 15, 2020, on a retroactive basis. This guidance will have no impact on the Company's consolidated financial statements upon adoption other than with respect to the updated disclosure requirements.
Reclassifications
        Certain prior year amounts have been reclassified to conform to the presentation used for the three months ended June 30, 2020.

2. Acquisitions
Fiscal Year 2020
        On January 28, 2020, the Company acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a cash purchase price of $59.4 million, excluding transaction costs and net of cash acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform.
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
The fiscal 2020 acquisitions have been accounted for as business combinations and were recorded by allocating the purchase price to the fair value of the assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $27.2 million, other intangible assets of $40.9 million (including tradenames of $2.2 million and $38.7 million of customer relationships), $8.4 million of fixed assets, $9.1 million of trade working capital and other net liabilities of $1.4 million.
The preliminary purchase price allocations for Just Manufacturing were adjusted during the three months ended June 30, 2020, resulting in a $0.7 million increase in goodwill related to the refinement of the estimated fair value of the liabilities assumed as of the acquisition date. The Company is continuing to evaluate the preliminary purchase price allocations for Just Manufacturing related to the fair value assigned to intangible assets and net working capital acquired, which will be completed within the one year period following its acquisition date. The purchase price allocations for StainlessDrains.com were finalized during fiscal 2020.
        During fiscal 2020, the Company acquired the remaining non-controlling interest in a Process and Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's condensed consolidated statements of operations or financial position.
The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the fiscal 2020 acquisitions have not been presented because they are not significant to the Company's condensed consolidated statements of operations or financial position.
3. Restructuring and Other Similar Charges
        During the three months ended June 30, 2020, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As the Company continues to evaluate the impact of COVID-19 and the resulting effects on the global economy, the Company may also execute additional restructuring actions. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. As the Company’s evaluation of the impacts of COVID-19 and other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
        The following table summarizes the Company's restructuring and other similar charges during the three months ended June 30, 2020 and June 30, 2019, by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended June 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.2	$0.9	$0.1	$1.2
Contract termination and other associated costs	0.5	—	—	0.5
Total restructuring and other similar costs	$0.7	$0.9	$0.1	$1.7

	Restructuring and Other Similar Charges Three Months Ended June 30, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$2.6	$0.3	$—	$2.9
Contract termination and other associated costs	0.3	—	—	0.3
Total restructuring and other similar costs	$2.9	$0.3	$—	$3.2

        The following table summarizes the activity in the Company's restructuring accrual for the three months ended June 30, 2020 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2020 (1)	$8.3	$1.5	$9.8
Charges	1.2	0.5	1.7
Cash payments	(3.4)	(0.6)	(4.0)
Restructuring accrual, June 30, 2020 (1)	$6.1	$1.4	$7.5
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

        In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $0.4 million and $0.6 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

4. Discontinued Operations

During fiscal 2019, the Company completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the condensed consolidated statements of operations, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized in fiscal 2020. As a result of these adjustments and other related costs, the Company recognized an additional $1.8 million loss on the sale of discontinued operations during the three months ended June 30, 2019.

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and geography (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019
Original equipment manufacturers/end users	$158.4	$186.2
Maintenance, repair, and operations	116.0	143.9
Total Process & Motion Control	$274.4	$330.1

Water safety, quality, flow control and conservation	$163.2	$165.0
Water infrastructure	11.5	13.2
Total Water Management	$174.7	$178.2

	Three Months Ended June 30, 2020
	Process & Motion Control	Water Management
United States and Canada	$169.1	$171.9
Europe	65.6	—
Rest of world	39.7	2.8
Total	$274.4	$174.7

	Three Months Ended June 30, 2019
	Process & Motion Control	Water Management
United States and Canada	$214.4	$174.8
Europe	72.4	—
Rest of world	43.3	3.4
Total	$330.1	$178.2
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
The following table presents changes in the Company’s contract assets and liabilities during the three months ended June 30, 2020 (in millions):

	Balance Sheet Classification	March 31, 2020	Additions	Deductions	June 30, 2020
Contract assets	Receivables, net	$0.5	$0.1	$—	$0.6
Contract liabilities (1)	Other current liabilities	$7.3	$3.1	$(4.4)	$6.0
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
        The Company has a backlog of $370.8 million as of June 30, 2020, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 78% of the unsatisfied performance obligations as revenue in the remaining six months in the transition period ending December 31, 2020, and the remaining approximately 22% in 2021 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of June 30, 2020, the contract assets capitalized, as well as amortization recognized in the three months ended June 30, 2020, are not significant and there have been no impairment losses recognized.
Allowance for Doubtful Accounts

The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables.
6. Income Taxes
The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant discrete items is reflected in the period in which they occur. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally higher than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company's ability to utilize various tax credits, capital loss and net operating loss (“NOL”) carryforwards.
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
The income tax provision was $17.2 million in the three months ended June 30, 2020, compared to $14.8 million in the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2020 was 32.5% versus 23.4% in the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended June 30, 2019 was above the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and FDII.
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
The Company’s total liability for net unrecognized tax benefits as of June 30, 2020 and March 31, 2020, was $15.1 million and $14.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2020 and March 31, 2020, the total amount of gross, unrecognized income tax benefits included $1.6 million and $1.5 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties as income tax benefit during both the three months ended June 30, 2020 and June 30, 2019.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company is currently undergoing an income tax examination by the Internal Revenue Service (the "IRS") of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. During the fourth quarter of fiscal 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for the Company’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which is subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the Company's financial statements. During the three months ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax returns of one of the Company’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of the Company’s German subsidiaries were notified by the German tax authorities of their intention to conduct an income tax examination of such subsidiaries’ German corporate income and trade tax returns for the tax years or period ended March 31, 2015 through March 31, 2018. The Company anticipates the related fieldwork on such matters will begin during the three months ending September 30, 2020. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. The Company anticipates the related fieldwork on this matter will begin during the three months ending December 31, 2020. During the three months ended September 30, 2018, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015, and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2016 or significant foreign income tax examinations for years ending prior to fiscal 2015.

7. Earnings per Share
The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended
	June 30, 2020	June 30, 2019
Basic net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$35.8	$48.5
Less: Non-controlling interest income	0.2	0.2
Less: Dividends on preferred stock	—	5.8
Net income from continuing operations attributable to Rexnord common stockholders	$35.6	$42.5

Loss from discontinued operations, net of tax	$—	$(1.8)

Net income attributable to Rexnord common stockholders	$35.6	$40.7

Denominator:
Weighted-average common shares outstanding, basic	120,246	105,262

Diluted net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$35.8	$48.5
Less: Non-controlling interest income	0.2	0.2
Less: Dividends on preferred stock	—	—
Net income from continuing operations attributable to Rexnord common stockholders	$35.6	$48.3

Loss from discontinued operations, net of tax	$—	$(1.8)

Net income attributable to Rexnord common stockholders	$35.6	$40.7
Plus: Dividends on preferred stock	—	5.8
Net income attributable to Rexnord common stockholders	$35.6	$46.5

Denominator:
Weighted-average common shares outstanding, basic	120,246	105,262
Effect of dilutive equity securities	1,802	2,423
Preferred stock under the "if-converted" method (1)	—	15,979
Weighted-average common shares outstanding, diluted	122,048	123,664
____________________
(1)On November 15, 2019, the Company issued 15,980,050 shares of common stock upon the mandatory conversion of Series A Preferred Stock; see Note 8, Stockholders' Equity for additional information.
        The computation of diluted net income per share for the three months ended June 30, 2020 and June 30, 2019, excludes 1.2 million and 1.2 million shares, respectively, related to equity awards due to their anti-dilutive effects.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Total comprehensive income	—	—	—	46.5	—	0.2	46.7
Stock-based compensation expense	—	—	6.9	—	—	—	6.9
Proceeds from exercise of stock options	—	—	4.8	—	—	—	4.8
Taxes withheld and paid on employees' share-based payment awards	—	—	(5.7)	—	—	—	(5.7)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2019	$1.0	$—	$1,299.5	$71.4	$(96.6)	$2.6	$1,277.9

	Common stock (1)	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2020	$1.2	$—	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
Total comprehensive income	—	—	—	35.6	6.3	0.2	42.1
Stock-based compensation expense	—	—	10.6	—	—	—	10.6
Proceeds from exercise of stock options	—	—	6.3	—	—	—	6.3
Taxes withheld and paid on employees' share-based payment awards	—	—	(9.4)	—	—	—	(9.4)
Common stock dividends ($0.08 per share)	—	—	—	(9.6)	—	—	(9.6)
Balance at June 30, 2020	$1.2	$—	$1,355.8	$111.9	$(118.1)	$2.9	$1,353.7
____________________
(1)For the three months ended June 30, 2020, the Company issued 936,552 shares of common stock upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock awards.
(2)During the first quarter of fiscal 2020, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries. During the second quarter of fiscal 2020, the Company acquired the remaining 30% non-controlling interest associated with one of the aforementioned Process & Motion Control joint ventures for a cash purchase price of $0.3 million. Following this transaction, represents a 30% non-controlling interest in the remaining Process & Motion Control controlled subsidiary and a 5% non-controlling interest in another Process & Motion Control controlled subsidiary.
Preferred Stock
On November 15, 2019, 402,500 shares of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock") automatically converted into 15,980,050 shares of the Company's common stock. The number of shares of common stock issued upon conversion was determined based on a defined average volume weighted average price per share of the Company’s common stock. Upon conversion, there were no shares of Series A Preferred Stock outstanding. The final dividend payment was made on November 15, 2019.
Share Repurchase Program
        During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. On April 8, 2020, the Company announced the temporary suspension of share repurchases as a result of the uncertainty caused by the COVID-19 pandemic. Therefore, during the three months ended June 30, 2020, the Company did not repurchase any shares of its common stock. A total of approximately $223.0 million of the existing authority remained under the Repurchase Program at June 30, 2020.

9. Accumulated Other Comprehensive Loss
        The changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2020, are as follows (in millions):

	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2020	$(83.8)	$(40.6)	$(124.4)
Other comprehensive income before reclassifications	6.4	—	6.4
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Net current period other comprehensive income (loss)	6.4	(0.1)	6.3
Balance at June 30, 2020	$(77.4)	$(40.7)	$(118.1)

        The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended June 30, 2020 and June 30, 2019 (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.1)	$(0.1)	Other income (expense), net
Settlement	—	0.8	Other income (expense), net
Benefit for income taxes	—	(0.2)
Total net of tax	$(0.1)	$0.5

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2020	March 31, 2020
Finished goods	$168.9	$145.6
Work in progress	41.8	43.7
Purchased components	76.3	70.4
Raw materials	58.9	54.9
Inventories at First-in, First-Out ("FIFO") cost	345.9	314.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	2.9	2.9
	$348.8	$317.5

11. Goodwill and Intangible Assets
        The changes in the net carrying value of goodwill for the three months ended June 30, 2020, by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2020	$1,121.4	$200.5	$1,321.9
Currency translation adjustments	0.6	0.3	0.9
Purchase accounting adjustments (1)	—	0.7	0.7
Net carrying amount as of June 30, 2020	$1,122.0	$201.5	$1,323.5
____________________
(1) Refer to Note 2, Acquisitions for additional information regarding acquisitions.

        The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2020 and March 31, 2020 are as follows (in millions):

		June 30, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.2	$(41.5)	$9.7
Customer relationships (including distribution network)	13 years	748.5	(560.6)	187.9
Tradenames	13 years	42.2	(15.0)	27.2
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,122.8	$(617.1)	$505.7

		March 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(41.2)	$9.9
Customer relationships (including distribution network)	13 years	748.0	(552.5)	195.5
Tradenames	13 years	42.1	(14.2)	27.9
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,122.1	$(607.9)	$514.2

        Intangible asset amortization expense totaled $9.0 million for the three months ended June 30, 2020. Intangible asset amortization expense totaled $8.7 million for the three months ended June 30, 2019. No intangible assets were acquired during the three months ended June 30, 2020.
        The Company expects to recognize amortization expense on the intangible assets subject to amortization of $26.9 million in the nine months ended December 31, 2020 (inclusive of $9.0 million of amortization expense recognized in the three months ended June 30, 2020), $34.4 million in 2021, $18.7 million in 2022, $16.2 million in 2023, $16.1 million in 2024 and $15.1 million in 2025.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2020	March 31, 2020
Contract liabilities	$6.0	$7.3
Sales rebates	25.2	35.5
Commissions	6.9	7.0
Restructuring and other similar charges (1)	7.5	9.8
Product warranty (2)	8.0	6.7
Risk management (3)	10.8	10.4
Legal and environmental	1.6	1.5
Taxes, other than income taxes	7.5	8.3
Income tax payable	17.1	9.9
Interest payable	1.7	8.3
Current portion of operating lease liability (4)	12.6	12.8
Other	13.6	11.0
	$118.5	$128.5
____________________
(1)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
(4)See more information related to leases within Note 18, Leases.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2020	March 31, 2020
Term loan (1)	$621.1	$620.8
4.875% Senior Notes due 2025 (2)	495.9	495.7
Revolving credit facility (3)	—	249.2
Securitization facility borrowings (4)	74.9	74.9
Finance leases and other subsidiary debt (5)	32.5	32.8
Total	1,224.4	1,473.4
Less current maturities	76.4	76.4
Long-term debt	$1,148.0	$1,397.0
____________________
(1)Includes unamortized debt issuance costs of $3.9 million and $4.2 million at June 30, 2020 and March 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $4.1 million and $4.3 million at June 30, 2020 and March 31, 2020, respectively.
(3)Includes unamortized debt issuance costs of $0.0 million and $0.8 million at June 30, 2020 and March 31, 2020, respectively.
(4)Includes unamortized debt issuance costs of $0.1 million and $0.1 million at June 30, 2020 and March 31, 2020, respectively.
(5)See more information related to finance leases within Note 18, Leases.
Senior Secured Credit Facility
        At June 30, 2020, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility, which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. At June 30, 2020, the borrowings under the Term Loan had a weighted-average effective interest rate of 1.91%. The weighted-average interest rate for borrowings under the Term Loan for the three months ended June 30, 2020, was 2.26%. At June 30, 2020, no amounts were borrowed under the revolving credit facility. As of March 31, 2020, $250.0 million was borrowed under the revolving credit facility. As of and during the three months ended June 30, 2020, borrowings under the revolving credit facility had weighted-average effective interest rates of 4.00%. As of June 30, 2020 and March 31, 2020, $2.7 million and $4.7 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit, respectively.
As of June 30, 2020, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.1 to 1.0 as of June 30, 2020.
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
        At June 30, 2020 and March 31, 2020, the Company's total borrowing capacity under the Securitization was $100.0 million, respectively, based on the current accounts receivables balance. As of both June 30, 2020 and March 31, 2020, $75.0 million was borrowed under the Securitization. In addition, $7.7 million and $5.7 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at June 30, 2020 and March 31, 2020, respectively. As of and during the three months ended June 30, 2020, borrowings under the Securitization had weighted-average effective interest rates of 1.58% and 1.36%, respectively. As of June 30, 2020, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization. On July 10, 2020, the Company repaid all remaining borrowings under the Securitization.
See Note 11, Long-Term Debt to the audited consolidated financial statements of the Company's March 31, 2020 Annual Report on Form 10-K for further information regarding long-term debt.
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
Foreign Exchange Contracts
        The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. The amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts for the three months ended June 30, 2020 and 2019, were not material.
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

Fair Value of Financial Instruments
        There were no transfers of assets between levels at June 30, 2020 and March 31, 2020, respectively.
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
        The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2020 and March 31, 2020 (in millions):

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$2.9	$6.6	$—	$9.5
Deferred compensation liabilities	9.7	—	—	9.7

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$1.7	$5.5	$—	$7.2
Deferred compensation liabilities	7.4	—	—	7.4

Fair Value of Non-Derivative Financial Instruments
        The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2020 and March 31, 2020 due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2020 and March 31, 2020 was approximately $1,224.1 million and $1,398.1 million, respectively. The fair value is based on quoted market prices for the same instruments.
16. Commitments and Contingencies
Warranties:
        The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019
Balance at beginning of period	$6.7	$7.2
Charged to operations	1.8	0.7
Claims settled	(0.5)	(0.5)
Balance at end of period	$8.0	$7.4
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
        Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 30, 2020, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

        As of June 30, 2020, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $50.0 million, of which Zurn expects its insurance carriers to pay approximately $38.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $50.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
        Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2020, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
        As of June 30, 2020, the Company had a recorded receivable from its insurance carriers of $50.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
        Certain Company subsidiaries were named as defendants in a number of individual and class action lawsuits in various United States courts claiming damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures. In fiscal 2013, the Company reached a court-approved agreement to settle the liability underlying this litigation.  The settlement was designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of such fittings, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement utilized a seven year claims fund, which was capped at $20.0 million, and was funded in installments over the seven year period based on claim activity and minimum funding criteria.  The seven year filing period expired on April 1, 2020. Any claims after April 1, 2020 are time barred. The Company expects to make payment on any remaining timely filed claims and close out the settlement fund.
17. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019
Pension Benefits:
Service cost	$0.1	$0.1
Interest cost	4.6	5.6
Expected return on plan assets	(4.6)	(5.7)
Settlement	—	0.8
Net periodic benefit cost	$0.1	$0.8
Other Postretirement Benefits:
Interest cost	$0.1	$0.2
Amortization:
Prior service credit	(0.1)	(0.1)
Net periodic benefit cost	$—	$0.1

        The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other (expense) income, net.
        During the three months ended June 30, 2020 and June 30, 2019, the Company made contributions of $1.0 million and $0.1 million, respectively, to its U.S. qualified pension plan trusts.
        During fiscal 2019, the Company offered participants in a domestic defined benefit plan the opportunity to receive a lump sum settlement as part of the termination process for that plan. During the first quarter of fiscal 2020, the obligations associated with the individuals that did not accept the lump sum settlement offer were transferred to an insurance company through the purchase of an annuity. The Company's cash contribution to purchase the annuity contract was $3.9 million.

Following the purchase of the annuity contract, the Company had no remaining obligations to participants of this plan. The termination of this plan resulted in the recognition of $0.8 million non-cash pre-tax losses during the three months ended June 30, 2019.
         See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's March 31, 2020 Annual Report on Form 10-K for further information regarding retirement benefits.
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

        ROU assets and lease liability balances recorded on the condensed consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	June 30, 2020	March 31, 2020
Assets:
Operating ROU assets	Other assets	$68.8	$71.1
Finance ROU assets	Property, plant and equipment, net (1)	27.1	27.3
Total ROU assets		$95.9	$98.4

Liabilities:
Current
Operating	Other current liabilities	$12.6	$12.8
Finance	Current maturities of debt	0.5	0.5
Non-current
Operating	Other liabilities	60.8	63.1
Finance	Long-term debt	27.3	27.4
Total lease liabilities		$101.2	$103.8
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $1.3 million and $1.0 million as of June 30, 2020 and March 31, 2020, respectively.
        The components of lease expense reported in the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019
Operating lease expenses (1)	$4.5	$3.6
Finance lease expenses:
Depreciation of finance ROU assets (1)	0.3	0.2
Interest on lease liabilities (2)	0.4	0.3
Total finance lease expense	0.7	0.5
Variable and short-term lease expense (1)	1.1	1.2
Total lease expense	$6.3	$5.3
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of June 30, 2020 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2020 (through December 31, 2020)	$7.4	$1.1
2021	14.4	2.1
2022	14.8	2.0
2023	12.1	2.0
2024	10.0	2.0
Thereafter	30.3	45.1
Total future minimum lease payments	89.0	54.3
Less: Imputed interest	(15.6)	(26.5)
Total lease liabilities	$73.4	$27.8
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

        The weighted-average remaining lease terms and discount rates for leases are as follows:

	Three Months Ended
Lease Term and Discount Rate	June 30, 2020	June 30, 2019
Weighted-average remaining lease terms (years):
Operating leases	6.6	5.2
Finance leases	27.6	29.2
Weighted-average discount rate:
Operating leases	4.8%	3.9%
Finance leases	5.7%	5.7%
        Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019
Operating cash flows from operating leases	$3.8	$3.6
Operating cash flows from finance leases	0.4	0.3
Financing cash flows from finance leases	0.1	0.2

        ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Three Months Ended
	June 30, 2020	June 30, 2019
Operating leases	$—	$1.2

19. Stock-Based Compensation
        The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three months ended June 30, 2020 and June 30, 2019, the Company recognized $13.3 million and $6.9 million, of stock-based compensation expense, respectively.
During the three months ended June 30, 2020, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	196,902	$7.68
Restricted stock units	426,921	$25.52
Performance stock units	547,374	$25.52
Common stock	66,557	$27.68
        See Note 15, Stock-Based Compensation, to the audited consolidated financial statements of the Company's March 31, 2020 Annual Report on Form 10-K for further information regarding stock-based compensation.
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
        During fiscal 2019, the Company sold its VAG business included within the Water Management platform and in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations. See Note 4, Discontinued Operations, for further information.
Business Segment Information:
(in Millions)

	Three Months Ended
	June 30, 2020	June 30, 2019
Net sales
Process & Motion Control	$274.4	$330.1
Water Management	174.7	178.2
Consolidated net sales	449.1	508.3
Income from operations
Process & Motion Control	39.6	55.1
Water Management	40.1	40.0
Corporate	(13.7)	(14.9)
Consolidated income from operations	66.0	80.2
Non-operating expense:
Interest expense, net	(13.4)	(15.5)
Other income (expense), net	0.4	(1.5)
Income before income taxes	53.0	63.2
Provision for income taxes	(17.2)	(14.8)
Equity method investment income	—	0.1
Net income from continuing operations	35.8	48.5
Loss from discontinued operations, net of tax	—	(1.8)
Net income	35.8	46.7
Non-controlling interest income	0.2	0.2
Net income attributable to Rexnord	35.6	46.5
Dividends on preferred stock	—	(5.8)
Net income attributable to Rexnord common stockholders	$35.6	$40.7

Depreciation and amortization
Process & Motion Control	$14.3	$14.6
Water Management	7.3	6.3
Corporate	0.1	0.1
Consolidated	$21.7	$21.0
Capital expenditures
Process & Motion Control	$7.2	$4.6
Water Management	1.3	1.3
Consolidated	$8.5	$5.9

21. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information as of June 30, 2020 and March 31, 2020, and for the three month periods ended June 30, 2020 and 2019 for (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.
Condensed Consolidating Balance Sheets
June 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.3	$160.4	$192.7	$—	$353.4
Receivables, net	—	—	174.8	97.3	—	272.1
Inventories	—	—	244.6	104.2	—	348.8
Other current assets	—	0.1	17.0	23.9	—	41.0
Total current assets	—	0.4	596.8	418.1	—	1,015.3
Property, plant and equipment, net	—	—	253.9	121.7	—	375.6
Intangible assets, net	—	—	417.5	88.2	—	505.7
Goodwill	—	—	1,044.2	279.3	—	1,323.5
Investment in:
Issuer subsidiaries	1,424.2	—	—	—	(1,424.2)	—
Guarantor subsidiaries	—	3,449.0	—	—	(3,449.0)	—
Non-guarantor subsidiaries	—	—	636.1	—	(636.1)	—
Other assets	—	0.8	87.4	58.9	—	147.1
Total assets	$1,424.2	$3,450.2	$3,035.9	$966.2	$(5,509.3)	$3,367.2
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$75.5	$0.9	$—	$76.4
Trade payables	—	—	100.9	59.2	—	160.1
Compensation and benefits	—	—	28.3	16.5	—	44.8
Current portion of pension and postretirement benefit obligations	—	—	1.8	1.4	—	3.2
Other current liabilities	—	1.4	75.1	42.0	—	118.5
Total current liabilities	—	1.4	281.6	120.0	—	403.0

Long-term debt	—	1,117.0	26.9	4.1	—	1,148.0
Note payable to (receivable from) affiliates, net	69.9	907.6	(1,054.8)	77.3	—	—
Pension and postretirement benefit obligations	—	—	142.4	47.4	—	189.8
Deferred income taxes	—	—	100.7	22.7	—	123.4
Other liabilities	0.6	—	90.1	58.6	—	149.3
Total liabilities	70.5	2,026.0	(413.1)	330.1	—	2,013.5
Total stockholders' equity	1,353.7	1,424.2	3,449.0	636.1	(5,509.3)	1,353.7
Total liabilities and stockholders' equity	$1,424.2	$3,450.2	$3,035.9	$966.2	$(5,509.3)	$3,367.2

Condensed Consolidating Balance Sheets
March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.0	$0.4	$383.9	$178.1	$—	$573.4
Receivables, net	—	—	223.5	111.2	—	334.7
Inventories	—	—	224.8	92.7	—	317.5
Other current assets	—	—	20.5	18.2	—	38.7
Total current assets	11.0	0.4	852.7	400.2	—	1,264.3
Property, plant and equipment, net	—	—	256.1	122.7	—	378.8
Intangible assets, net	—	—	424.8	89.4	—	514.2
Goodwill	—	—	1,043.6	278.3	—	1,321.9
Investment in:
Issuer subsidiaries	1,381.1	—	—	—	(1,381.1)	—
Guarantor subsidiaries	—	3,324.9	—	—	(3,324.9)	—
Non-guarantor subsidiaries	—	—	621.1	—	(621.1)	—
Other assets	—	—	88.7	59.2	—	147.9
Total assets	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$75.4	$1.0	$—	$76.4
Trade payables	—	—	123.9	61.7	—	185.6
Compensation and benefits	—	—	42.4	19.4	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	1.8	1.4	—	3.2
Other current liabilities	—	7.9	79.9	40.7	—	128.5
Total current liabilities	—	7.9	323.4	124.2	—	455.5

Long-term debt	—	1,290.9	101.8	4.3	—	1,397.0
Note payable to (receivable from), net	77.9	645.4	(795.9)	72.6	—	—
Pension and postretirement benefit obligations	—	—	142.8	46.8	—	189.6
Deferred income taxes	—	—	98.6	22.4	—	121.0
Other liabilities	0.5	—	91.4	58.4	—	150.3
Total liabilities	78.4	1,944.2	(37.9)	328.7	—	2,313.4
Total stockholders' equity	1,313.7	1,381.1	3,324.9	621.1	(5,327.1)	1,313.7
Total liabilities and stockholders' equity	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$341.6	$141.9	$(34.4)	$449.1
Cost of sales	—	—	204.6	102.0	(34.4)	272.2
Gross profit	—	—	137.0	39.9	—	176.9
Selling, general and administrative expenses	—	—	77.9	22.3	—	100.2
Restructuring and other similar charges	—	—	2.3	(0.6)	—	1.7
Amortization of intangible assets	—	—	7.4	1.6	—	9.0
Income from operations	—	—	49.4	16.6	—	66.0
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(12.8)	(0.7)	0.1	—	(13.4)
To affiliates	9.6	5.8	(14.9)	(0.5)	—	—
Other expense, net	—	(0.1)	0.2	0.3	—	0.4
Income (loss) before income taxes	9.6	(7.1)	34.0	16.5	—	53.0
Provision for income taxes	—	—	(10.4)	(6.8)	—	(17.2)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	9.6	(7.1)	23.6	9.7	—	35.8
Equity in income of subsidiaries	26.2	33.3	9.7	—	(69.2)	—
Net income from continuing operations	35.8	26.2	33.3	9.7	(69.2)	35.8
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net income	35.8	26.2	33.3	9.7	(69.2)	35.8
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Rexnord	35.8	26.2	33.3	9.5	(69.2)	35.6
Dividends on preferred stock	—	—	—	—	—	—
Net income attributable to Rexnord common stockholders	$35.8	$26.2	$33.3	$9.5	$(69.2)	$35.6
Comprehensive income	$35.8	$27.2	$33.4	$14.9	$(69.2)	$42.1

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$391.7	$161.3	$(44.7)	$508.3
Cost of sales	—	—	238.0	113.4	(44.7)	306.7
Gross profit	—	—	153.7	47.9	—	201.6
Selling, general and administrative expenses	—	—	82.6	26.9	—	109.5
Restructuring and other similar charges	—	—	2.5	0.7	—	3.2
Amortization of intangible assets	—	—	6.9	1.8	—	8.7
Income from operations	—	—	61.7	18.5	—	80.2
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(15.3)	(0.5)	0.3	—	(15.5)
To affiliates	0.3	8.7	(7.0)	(2.0)	—	—
Other expense, net	—	(0.1)	(0.7)	(0.7)	—	(1.5)
Income (loss) before income taxes	0.3	(6.7)	53.5	16.1	—	63.2
Provision for income taxes	—	—	(9.5)	(5.3)	—	(14.8)
Equity method investment income	—	—	—	0.1	—	0.1
Income (loss) before equity in earnings of subsidiaries	0.3	(6.7)	44.0	10.9	—	48.5
Equity in income of subsidiaries	46.5	53.2	9.2	—	(108.9)	—
Net income from continuing operations	46.8	46.5	53.2	10.9	(108.9)	48.5
Loss from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	46.8	46.5	53.2	9.1	(108.9)	46.7
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Rexnord	46.8	46.5	53.2	8.9	(108.9)	46.5
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord common stockholders	$41.0	$46.5	$53.2	$8.9	$(108.9)	$40.7
Comprehensive income	$46.8	$47.8	$54.0	$7.0	$(108.9)	$46.7

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$1.7	$250.0	$(217.5)	$13.4	$—	$47.6
Investing activities
Expenditures for property, plant and equipment	—	—	(6.0)	(2.5)	—	(8.5)
Proceeds from dispositions of long-lived assets	—	—	—	0.9	—	0.9
Cash used for investing activities	—	—	(6.0)	(1.6)	—	(7.6)
Financing activities
Repayments of debt	—	(250.0)	(0.1)	(0.2)	—	(250.3)
Proceeds from exercise of stock options	6.3	—	—	—	—	6.3
Taxes withheld and paid on employees' share-based payment awards	(9.4)	—	—	—	—	(9.4)
Payment of common stock dividend	(9.6)	—	—	—	—	(9.6)
Cash used for financing activities	(12.7)	(250.0)	(0.1)	(0.2)	—	(263.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3.0	—	3.0
(Decrease) increase in cash and cash equivalents	(11.0)	—	(223.6)	14.6	—	(220.0)
Cash, cash equivalents and restricted cash at beginning of period	11.0	0.3	384.0	178.1	—	573.4
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$160.4	$192.7	$—	$353.4

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$5.9	$0.6	$(10.7)	$23.2	$—	$19.0
Investing activities
Expenditures for property, plant and equipment	—	—	(4.8)	(1.1)	—	(5.9)
Acquisitions, net of cash acquired	—	—	(24.8)	—	—	(24.8)
Proceeds from dispositions of long-lived assets	—	—	—	1.3	—	1.3
Cash (used for) provided by investing activities	—	—	(29.6)	0.2	—	(29.4)
Financing activities
Repayments of debt	—	—	—	(3.9)	—	(3.9)
Proceeds from exercise of stock options	4.8	—	—	—	—	4.8
Taxes withheld and paid on employees' share-based payment awards	(5.7)	—	—	—	—	(5.7)
Payments of preferred stock dividends	(5.8)	—	—	—	—	(5.8)
Cash used for by financing activities	(6.7)	—	—	(3.9)	—	(10.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
(Decrease) increase in cash and cash equivalents	(0.8)	0.6	(40.3)	19.8	—	(20.7)
Cash, cash equivalents and restricted cash at beginning of period	1.4	0.2	107.7	183.2	—	292.5
Cash, cash equivalents and restricted cash at end of period	$0.6	$0.8	$67.4	$203.0	$—	$271.8

22. Subsequent Events
On July 23, 2020, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.08 per-share to be paid on September 8, 2020, to stockholders of record as of August 20, 2020.

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
        The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
Fiscal Year
        Following the end of our fiscal 2020, we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, is serving as a transition period, and we will provide one-time, nine-month transitional financial statements for the transition period in a transition report on Form 10-K to be filed in calendar year 2021. Prior to the transition period, our fiscal year was the year ending March 31 of the corresponding calendar year. Throughout this MD&A, we refer to the period from April 1, 2020 through June 30, 2020, as the "three months ended June 30, 2020" or the “quarter ended June 30, 2020.” We refer to the period from April 1, 2019 through June 30, 2019, as the “three months ended June 30, 2019” or the “quarter ended June 30, 2019.”
Critical Accounting Policies and Estimates
        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2020, and during the period from April 1, 2020 through June 30, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
        See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
COVID-19 Pandemic
The coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers are also experiencing similar negative impacts from the COVID-19 pandemic. As of June 30, 2020, essentially all of our global facilities are operating with only intermittent interruptions. We remain focused on the health and well-being of our associates and have undertaken numerous actions within our offices and manufacturing sites that are intended to to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.

During the three months ended June 30, 2020, we experienced a reduction in market demand in both Process & Motion Control and Water Management as customers reacted to the current COVID-19 pandemic. However, we did experience increased demand for our touchless and hygienic solutions products in our Water Management platform.

In order to reduce our cash outflows during this period of uncertainty and economic volatility, we have implemented and actioned furloughs of certain personnel, workforce reductions and reductions of non-essential spending. Our objective with respect to these actions is to attempt to control the downside risk to our financial results, while ensuring that we maintain the capacity and flexibility to fully participate in the expected eventual recovery. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our operations, the continued spread of COVID-19, the measures taken, and those that may be taken in the future, by the governments of countries affected, actions taken to protect employees, actions taken to shutdown or temporarily discontinue operations in certain locations, changes in customer buying patterns and the impact of the pandemic on various business activities in affected countries and the economy generally, it could continue to adversely affect our financial condition, results of operations and cash flows.
Acquisitions
On January 28, 2020, we acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a cash purchase price of $59.4 million, excluding transaction costs and net of cash acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements our existing Water Management platform.
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
Discontinued Operations
        During the fiscal year ending March 31, 2019, we completed the sale of our VAG business, which was previously included within our Water Management platform. As a result, the operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations, as the sale of VAG represented a strategic shift that had a major impact on our operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized during the three months ended June 30, 2019. As a result of these adjustments and other related costs, we recognized an additional $1.8 million loss on the sale of discontinued operations during the three months ended June 30, 2019.
Restructuring
        During the three months ended June 30, 2020, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of COVID-19 and the resulting effects on the global economy, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on our overall manufacturing capacity, and refining our overall product portfolio. For the three months ended June 30, 2020 and June 30, 2019, restructuring charges totaled $1.7 million and $3.2 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019:
Net sales
(Dollars in Millions)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Process & Motion Control	$274.4	$330.1	$(55.7)	(16.9)%
Water Management	174.7	178.2	(3.5)	(2.0)%
Consolidated	$449.1	$508.3	$(59.2)	(11.6)%
Process & Motion Control
        Process & Motion Control net sales were $274.4 million and $330.1 million during the three months ended June 30, 2020 and 2019, respectively. Excluding a 2% unfavorable impact from foreign currency translation, core sales decreased 15% year over year as a result of a reduction in market demand across the majority of our end markets and geographies as customers reacted to and changed buying patterns given the current COVID-19 pandemic.

Water Management
        Water Management net sales were $174.7 million during the three months ended June 30, 2020, a decrease of 2% year over year. Excluding a 3% year-over-year increase in net sales resulting from our prior year acquisitions of Stainlessdrains.com and Just Manufacturing, core sales decreased 5% during the three months ended June 30, 2020, as increased demand for our touchless and hygienic solutions was more than offset by reduced overall market demand resulting from the current COVID-19 pandemic.
Income from operations
(Dollars in Millions)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Process & Motion Control	$39.6	$55.1	$(15.5)	(28.1)%
% of net sales	14.4%	16.7%	(2.3)%
Water Management	40.1	40.0	0.1	0.3%
% of net sales	23.0%	22.4%	0.6%
Corporate	(13.7)	(14.9)	1.2	8.1%
Consolidated	$66.0	$80.2	$(14.2)	(17.7)%
% of net sales	14.7%	15.8%	(1.1)%
Process & Motion Control
        Process & Motion Control income from operations during the three months ended June 30, 2020 was $39.6 million, or 14.4% of net sales. Income from operations as a percentage of net sales decreased by 230 basis points year over year primarily as a result of the lower sales volume, partially offset by benefits obtained from cost reduction initiatives and footprint repositioning actions.
Water Management
        Water Management income from operations was $40.1 million during the three months ended June 30, 2020, or 23.0% of net sales. Income from operations as a percentage of net sales increased by 60 basis points year over year as the benefits obtained from our cost reduction and productivity initiatives more than offset the profit impact of lower sales year over year.
Corporate
        Corporate expenses were $13.7 million and $14.9 million during the three months ended June 30, 2020 and 2019, respectively. The decrease in corporate expenses during the three months ended June 30, 2020, is primarily the result of savings from cost reduction initiatives, including those related to COVID-19, as discussed above.
Interest expense, net
        Interest expense, net was $13.4 million during the three months ended June 30, 2020, compared to $15.5 million during the three months ended June 30, 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates following the $100.0 million voluntary prepayment and refinancing of our term loan during the three months ended December 31, 2019. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
        Other income (expense), net during the three months ended June 30, 2020 and 2019 was $0.4 million and ($1.5) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by the recognition of actuarial losses in connection with the termination of a domestic defined benefit plan during the three months ended June 30, 2019.
Provision for income taxes
The income tax provision was $17.2 million during the three months ended June 30, 2020, compared to $14.8 million in the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2020 was 32.5% versus 23.4% in the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended June 30, 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and FDII.

On a quarterly basis, we review and analyze our valuation allowances associated with deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as U.S. federal and state capital loss carryforwards. In conjunction with this analysis, we weigh both positive and negative evidence for purposes of determining the proper balances of such valuation allowances. Future changes to the balances of these valuation allowances, as a result of our continued review and analysis, could result in a material impact to the financial statements for the period of such change.
Net income from continuing operations
        Net income from continuing operations during the three months ended June 30, 2020 and 2019, was $35.8 million and $48.5 million, respectively, as a result of the factors described above. Diluted net income per share from continuing operations was $0.29 during the three months ended June 30, 2020, as compared to diluted net income per share from continuing operations of $0.39 during the three months ended June 30, 2019.
Net income attributable to Rexnord common stockholders
        Net income attributable to Rexnord common stockholders during the three months ended June 30, 2020, was $35.6 million compared to $40.7 million during the three months ended June 30, 2019. Diluted net income per share attributable to Rexnord common stockholders for the three months ended June 30, 2020 and June 30, 2019, was $0.29 and $0.38, respectively, as a result of the factors described above. Net income attributable to Rexnord common stockholders for the three months ended June 30, 2019, reflects the effects of the payment of $5.8 million of dividends on shares of cumulative preferred stock (the preferred stock was converted into common stock on November 15, 2019, and is no longer outstanding).

Non-GAAP Financial Measures
        Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
Core sales
        Core sales excludes the impact of acquisitions (such as the StainlessDrains.com and Just Manufacturing acquisitions), divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
        Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Rexnord common stockholders in the three months ended June 30, 2020, of $35.6 million and Adjusted EBITDA for the same period of $103.1 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to net income attributable to Rexnord common stockholders.
Covenant Compliance
        Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter. At June 30, 2020, our net leverage ratio was 2.1 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
        The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2020, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

        Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 30, 2019	Fiscal year ended March 31, 2020	Three months ended June 30, 2020	Twelve months ended June 30, 2020
Net income attributable to Rexnord common stockholders	$40.7	$165.7	$35.6	$160.6
Dividends on preferred stock	5.8	14.4	—	8.6
Non-controlling interest income	0.2	0.3	0.2	0.3
Loss from discontinued operations, net of tax (1)	1.8	1.8	—	—
Equity method investment income	(0.1)	—	—	0.1
Income tax provision	14.8	54.1	17.2	56.5
Actuarial loss on pension and postretirement benefit obligations	0.8	36.6	—	35.8
Other expense (income), net (2)	0.7	3.8	(0.4)	2.7
Gain on the extinguishment of debt	—	(1.0)	—	(1.0)
Interest expense, net	15.5	58.6	13.4	56.5
Depreciation and amortization	21.0	86.6	21.7	87.3
EBITDA	$101.2	$420.9	$87.7	$407.4
Adjustments to EBITDA:
Restructuring and other similar charges (3)	3.2	15.5	1.7	14.0
Stock-based compensation expense	6.9	26.9	13.3	33.3
Last-in first-out inventory adjustments (4)	(0.3)	(4.1)	—	(3.8)
Acquisition-related fair value adjustment	0.5	1.7	0.9	2.1
Other, net (5)	(0.5)	(0.7)	(0.5)	(0.7)
Subtotal of adjustments to EBITDA	$9.8	$39.3	$15.4	$44.9
Adjusted EBITDA	$111.0	$460.2	$103.1	$452.3
Pro forma adjustment for acquisitions (6)				$3.0
Pro forma Adjusted EBITDA				$455.3
Consolidated indebtedness (7)				$942.1
Total net leverage ratio (8)				2.1
__________________________________
(1)Loss from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
(2)Other expense (income), net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
(3)Restructuring and other similar charges is comprised of costs associated with workforce reductions, lease termination costs and other facility rationalization costs.  See Item 1, Note 3, Restructuring and Other Similar Charges for more information.
(4)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Other, net for the periods indicated, consists primarily gains and losses on the disposition of long-lived assets.
(6)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Just Manufacturing, which was permitted by our credit agreement. The pro forma adjustment includes the period from July 1, 2019, through the date of the Just Manufacturing acquisition. See Item 1, Note 2, Acquisitions for more information.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $282.3 million (as defined by the credit agreement) at June 30, 2020.
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
        As of June 30, 2020, we had $353.4 million of cash and cash equivalents and $278.6 million of additional borrowing capacity ($261.3 million of available borrowings under our revolving credit facility and $17.3 million available under our accounts receivable securitization program). As of June 30, 2020, the available borrowings under our credit facility and accounts receivable securitization were reduced by $10.4 million due to outstanding letters of credit. As of March 31, 2020, we had $573.4 million of cash and cash equivalents and approximately $28.6 million of additional borrowing capacity ($9.3 million of available borrowings under our revolving credit facility and $19.3 million available under our accounts receivable securitization program). On July 10, 2020, we repaid all remaining borrowings under the accounts receivable securitization program.
Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
        Cash provided by operating activities was $47.6 million and $19.0 million during the three months ended June 30, 2020 and 2019, respectively. Lower trade working capital and the timing of payments on accrued expenses were partially offset by lower net income generated during the three months ended June 30, 2020.
        Cash used for investing activities was $7.6 million during the three months ended June 30, 2020 compared to $29.4 million during the three months ended June 30, 2019. Investing activities during the three months ended June 30, 2020, primarily included $8.5 million of capital expenditures, partially offset by the receipt of $0.9 million in connection with the sale of certain long-lived assets. Investing activities during the three months ended June 30, 2019 included $5.9 million of capital expenditures and $24.8 million for the acquisition of substantially all the assets of StainlessDrains.com, partially offset by the receipt of $1.3 million in connection with the sale of certain long-lived assets.
        Cash used for financing activities was $263.0 million during the three months ended June 30, 2020 compared to $10.6 million during the three months ended June 30, 2019. During the three months ended June 30, 2020, we utilized a net $250.3 million of cash for payments on outstanding debt and $9.6 million for the payment of common stock dividends. The three months ended June 30, 2020, also includes $6.3 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based awards. During the three months ended June 30, 2019, we utilized a net $3.9 million of cash for the payment of outstanding debt and $5.8 million for the payment of preferred stock dividends. The three months ended June 30, 2019 also includes $4.8 million of cash proceeds associated with stock option exercises, partially offset by $5.7 million of cash used for the payment of withholding taxes on employees' share-based awards.
Indebtedness
        As of June 30, 2020, we had $1,224.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2020	Current Maturities of Debt	Long-term Portion
Term loan (1)	$621.1	$—	$621.1
4.875% Senior Notes due 2025 (2)	495.9	—	495.9
Securitization facility borrowings (3)	74.9	74.9	—
Finance leases and other subsidiary debt	32.5	1.5	31.0
Total	$1,224.4	$76.4	$1,148.0
___________________________________________
(1)Includes unamortized debt issuance costs of $3.9 million at June 30, 2020.
(2)Includes unamortized debt issuance costs of $4.1 million at June 30, 2020.
(3)Includes unamortized debt issuance costs of $0.1 million at June 30, 2020.

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
        We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2020, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. On April 8, 2020, the Company announced the temporary suspension of share repurchases as a result of the uncertainty caused by the COVID-19 pandemic. Therefore, the Company did not repurchase any shares during the three months ended June 30, 2020. A total of approximately $223.0 million of the existing repurchase authority remained under the Repurchase Program at June 30, 2020.
ITEM  6. EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Schedule of Compensation and Stock Ownership Guidelines for outside members of board, revised as of July 2020, effective as of July 23, 2020.	X

10.2	Form of Performance Stock Unit Agreement under the Performance Incentive Plan*	X

10.3	Form of Rexnord Management Incentive Compensation Plan for Executive Officers*	X

10.4	Amended and Restated Bylaws of Rexnord Corporation, as amended through May 5, 2020**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

* Form of award agreement consistent with the terms of the Rexnord Corporation Performance Incentive Plan.
** Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated May 5, 2020.

SIGNATURE
        Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	July 28, 2020	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer