Form 10-Q
period 2020-09-30
Rexnord Corp
filed 2020-10-27
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2020
Rexnord Corporation Common Stock, $0.01 par value per share	120,279,849 shares

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

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$326.6	$573.4
Receivables, net	290.3	334.7
Inventories	355.7	317.5
Other current assets	42.9	38.7
Total current assets	1,015.5	1,264.3
Property, plant and equipment, net	418.1	378.8
Intangible assets, net	499.1	514.2
Goodwill	1,326.2	1,321.9
Other assets	146.5	147.9
Total assets	$3,405.4	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$3.2	$76.4
Trade payables	157.0	185.6
Compensation and benefits	49.7	61.8
Current portion of pension and postretirement benefit obligations	3.2	3.2
Other current liabilities	146.9	128.5
Total current liabilities	360.0	455.5

Long-term debt	1,192.6	1,397.0
Pension and postretirement benefit obligations	185.0	189.6
Deferred income taxes	120.1	121.0
Other liabilities	149.3	150.3
Total liabilities	2,007.0	2,313.4

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 120,247,595 at September 30, 2020 and 119,718,631 at March 31, 2020	1.2	1.2
Additional paid-in capital	1,366.8	1,348.3
Retained earnings	132.7	85.9
Accumulated other comprehensive loss	(105.2)	(124.4)
Total Rexnord stockholders' equity	1,395.5	1,311.0
Non-controlling interest	2.9	2.7
Total stockholders' equity	1,398.4	1,313.7
Total liabilities and stockholders' equity	$3,405.4	$3,627.1
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$493.6	$521.3	$942.7	$1,029.6
Cost of sales	300.5	313.1	572.7	619.8
Gross profit	193.1	208.2	370.0	409.8
Selling, general and administrative expenses	105.1	108.8	205.3	218.3
Restructuring and other similar charges	6.6	2.1	8.3	5.3
Amortization of intangible assets	9.0	8.8	18.0	17.5
Income from operations	72.4	88.5	138.4	168.7
Non-operating expense:
Interest expense, net	(11.5)	(15.3)	(24.9)	(30.8)
Gain on the extinguishment of debt	—	3.2	—	3.2
Other income (expense), net	0.6	(0.3)	1.0	(1.8)
Income before income taxes	61.5	76.1	114.5	139.3
Provision for income taxes	(16.1)	(19.5)	(33.3)	(34.3)
Equity method investment income	—	0.1	—	0.2
Net income from continuing operations	45.4	56.7	81.2	105.2
Loss from discontinued operations, net of tax	—	—	—	(1.8)
Net income	45.4	56.7	81.2	103.4
Non-controlling interest income	—	0.1	0.2	0.3
Net income attributable to Rexnord	45.4	56.6	81.0	103.1
Dividends on preferred stock	—	(5.8)	—	(11.6)
Net income attributable to Rexnord common stockholders	$45.4	$50.8	$81.0	$91.5

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.38	$0.48	$0.67	$0.88
Discontinued operations	$—	$—	$—	$(0.02)
Net income	$0.38	$0.48	$0.67	$0.87
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.37	$0.46	$0.66	$0.85
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.37	$0.46	$0.66	$0.83
Weighted-average number of shares outstanding (in thousands):
Basic	120,704	106,007	120,476	105,637
Effect of dilutive equity securities	1,803	17,913	2,034	18,004
Diluted	122,507	123,920	122,510	123,641

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income attributable to Rexnord	$45.4	$56.6	$81.0	$103.1
Other comprehensive income:
Foreign currency translation adjustments	13.0	(15.0)	19.4	(15.5)
Change in pension and postretirement defined benefit plans, net of tax	(0.1)	(0.1)	(0.2)	0.4
Other comprehensive income, net of tax	12.9	(15.1)	19.2	(15.1)
Non-controlling interest income	—	0.1	0.2	0.3
Total comprehensive income	$58.3	$41.6	$100.4	$88.3

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	September 30, 2020	September 30, 2019
Operating activities
Net income	$81.2	$103.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26.0	25.2
Amortization of intangible assets	18.0	17.5
Deferred income taxes	(1.5)	2.2
Other non-cash (income) expense	(0.7)	2.4
Gain on the extinguishment of debt	—	(3.2)
Stock-based compensation expense	20.7	12.8
Changes in operating assets and liabilities:
Receivables	38.0	15.4
Inventories	(34.0)	(30.0)
Other assets	0.7	(12.9)
Accounts payable	(31.4)	(31.4)
Accruals and other	(3.2)	(15.1)
Cash provided by operating activities	113.8	86.3

Investing activities
Expenditures for property, plant and equipment	(15.3)	(13.2)
Acquisitions, net of cash acquired	—	(25.1)
Proceeds from dispositions of long-lived assets	7.8	2.0
Payment associated with divestiture of discontinued operations	—	(1.3)
Cash used for investing activities	(7.5)	(37.6)

Financing activities
Proceeds from borrowings of debt	6.0	—
Repayments of debt	(331.8)	(5.4)
Proceeds from exercise of stock options	7.2	6.9
Taxes withheld and paid on employees' share-based payment awards	(9.4)	(5.7)
Repurchase of common stock	(15.0)	—
Payment of common stock dividends	(19.2)	—
Payment of preferred stock dividends	—	(11.6)
Cash used for financing activities	(362.2)	(15.8)
Effect of exchange rate changes on cash and cash equivalents	9.1	(5.6)
(Decrease) increase in cash and cash equivalents	(246.8)	27.3
Cash, cash equivalents and restricted cash at beginning of period	573.4	292.5
Cash, cash equivalents and restricted cash at end of period	$326.6	$319.8

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the three and six months ended September 30, 2020. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.
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
Reclassifications
    Certain prior year amounts have been reclassified to conform to the presentation used for the three and six months ended September 30, 2020.

2. Acquisitions and Divestiture
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
The preliminary purchase price allocations for Just Manufacturing were adjusted during the six months ended September 30, 2020, resulting in a $0.7 million increase in goodwill related to the refinement of the estimated fair value of the liabilities assumed as of the acquisition date. The Company is continuing to evaluate the preliminary purchase price allocations for Just Manufacturing related to the fair value assigned to intangible assets and net working capital acquired, which will be completed within the one year period following its acquisition date. The purchase price allocations for StainlessDrains.com were finalized during fiscal 2020.
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
Divestiture
On October 1, 2020, the Company completed the sale of the China gearbox product line within its Process & Motion Control platform. Cash proceeds from the sale were $5.8 million and were received by the Company on September 30, 2020 in advance of the transaction closing. Accordingly, the Company recorded the cash proceeds within other current liabilities on its condensed consolidated balance sheets as of September 30, 2020. As the carrying value of the assets as of September 30, 2020 included in the transaction approximate the cash proceeds received, the final gain or loss on sale to be recognized during the three months ending December 31, 2020 is expected to be immaterial. The China gearbox product line was not material to the Company's condensed consolidated statements of operations or financial position.
3. Restructuring and Other Similar Charges
During the three months and six months ended September 30, 2020, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As the Company continues to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, the Company may also execute additional restructuring actions. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of the impacts of COVID-19 and other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.

    The following table summarizes the Company's restructuring and other similar charges during the three and six months ended September 30, 2020 and September 30, 2019, by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended September 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.6	$0.1	$—	$5.7
Contract termination and other associated costs	1.1	—	(0.2)	0.9
Total restructuring and other similar costs	$6.7	$0.1	$(0.2)	$6.6

	Restructuring and Other Similar Charges Six Months Ended September 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.8	$1.0	$0.1	$6.9
Contract termination and other associated costs	1.6	—	(0.2)	1.4
Total restructuring and other similar costs	$7.4	$1.0	$(0.1)	$8.3

	Restructuring and Other Similar Charges Three Months Ended September 30, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.8	$0.1	$—	$1.9
Contract termination and other associated costs	0.2	—	—	0.2
Total restructuring and other similar costs	$2.0	$0.1	$—	$2.1

	Restructuring and Other Similar Charges Six Months Ended September 30, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$4.4	$0.4	$—	$4.8
Contract termination and other associated costs	0.5	—	—	0.5
Total restructuring and other similar costs	$4.9	$0.4	$—	$5.3

The following table summarizes the activity in the Company's restructuring accrual for the six months ended September 30, 2020 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, March 31, 2020 (1)	$8.3	$1.5	$9.8
Charges	6.9	1.4	8.3
Cash payments	(6.5)	(1.9)	(8.4)
Restructuring accrual, September 30, 2020 (1)	$8.7	$1.0	$9.7
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

    In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $0.2 million and $0.6 million during the three and six months ended September 30, 2020, and $0.7 million and $1.3 million during the three and six months ended September 30, 2019, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and originating geography (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Original equipment manufacturers/end users	$177.6	$204.9	$336.0	$406.4
Maintenance, repair, and operations	116.3	132.1	232.3	260.7
Total Process & Motion Control	$293.9	$337.0	$568.3	$667.1

Water safety, quality, flow control and conservation	$187.2	$171.7	$350.4	$336.7
Water infrastructure	12.5	12.6	24.0	25.8
Total Water Management	$199.7	$184.3	$374.4	$362.5

	Three Months Ended September 30, 2020		Six Months Ended September 30, 2020
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$168.6	$194.7	$337.7	$366.6
Europe	75.7	—	141.4	—
Rest of world	49.6	5.0	89.2	7.8
Total	$293.9	$199.7	$568.3	$374.4

	Three Months Ended September 30, 2019		Six Months Ended September 30, 2019
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$216.6	$180.4	$431.0	$355.2
Europe	73.3	—	145.7	—
Rest of world	47.1	3.9	90.4	7.3
Total	$337.0	$184.3	$667.1	$362.5
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
The following table presents changes in the Company’s contract assets and liabilities during the six months ended September 30, 2020 (in millions):

	Balance Sheet Classification	March 31, 2020	Additions	Deductions	September 30, 2020
Contract assets	Receivables, net	$0.5	$0.1	$(0.5)	$0.1
Contract liabilities (1)	Other current liabilities	$7.3	$4.6	$(5.0)	$6.9
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
    The Company has a backlog of $353.3 million as of September 30, 2020, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 62% of the unsatisfied performance obligations as revenue in the remaining three months in the transition period ending December 31, 2020, and the remaining approximately 38% in 2021 and beyond.

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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2020, the contract assets capitalized, as well as amortization recognized in both the three and six months ended September 30, 2020, are not significant and there have been no impairment losses recognized.
Allowance for Doubtful Accounts

The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables.
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

The income tax provision was $16.1 million in the three months ended September 30, 2020, compared to $19.5 million in the three months ended September 30, 2019. The effective income tax rate for the three months ended September 30, 2020 was 26.2% versus 25.6% in the three months ended September 30, 2019. The effective income tax rate for the three months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended September 30, 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with FDII.

The income tax provision was $33.3 million in the six months ended September 30, 2020, compared to $34.3 million in the six months ended September 30, 2019. The effective income tax rate for the six months ended September 30, 2020 was 29.1% versus 24.6% in the six months ended September 30, 2019. The effective income tax rate for the six months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the six months ended September 30, 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII.

The Company’s total liability for net unrecognized tax benefits as of September 30, 2020 and March 31, 2020, was $15.7 million and $14.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2020 and March 31, 2020, the total amount of gross, unrecognized income tax benefits included $1.7 million and $1.5 million of accrued interest and penalties, respectively. The Company recognized $0.1 million of net interest and penalties as income tax expense during both the six months ended September 30, 2020 as well as for the six months ended September 30, 2019.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. The Company is currently undergoing an income tax examination by the Internal Revenue Service (the “IRS”) of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. During the fourth quarter of fiscal 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for the Company’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which is subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the Company’s financial statements. During the three months ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax returns of one of the Company’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of the Company’s German subsidiaries were notified by the German tax authorities of their intention to conduct an income tax examination of such subsidiaries’ German corporate income and trade tax returns for the tax years or period ended March 31, 2015 through March 31, 2018. The Company anticipates the related fieldwork will begin during the three months ending December 31, 2020. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. The Company anticipates the related fieldwork will begin during the three months ending December 31, 2020. During the three months ended September 30, 2018, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015, and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2016, state and local income tax examinations for years ending prior to fiscal 2016 or significant foreign income tax examinations for years ending prior to fiscal 2015.

7. Earnings per Share
The following table presents the basis for income per share computations (in millions, except share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$45.4	$56.7	$81.2	$105.2
Less: Non-controlling interest income	—	0.1	0.2	0.3
Less: Dividends on preferred stock	—	5.8	—	11.6
Net income from continuing operations attributable to Rexnord common stockholders	$45.4	$50.8	$81.0	$93.3

Loss from discontinued operations, net of tax	$—	$—	$—	$(1.8)

Net income attributable to Rexnord common stockholders	$45.4	$50.8	$81.0	$91.5

Denominator:
Weighted-average common shares outstanding, basic	120,704	106,007	120,476	105,637

Diluted net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$45.4	$56.7	$81.2	$105.2
Less: Non-controlling interest income	—	0.1	0.2	0.3
Less: Dividends on preferred stock	—	—	—	—
Net income from continuing operations attributable to Rexnord common stockholders	$45.4	$56.6	$81.0	$104.9

Loss from discontinued operations, net of tax	$—	$—	$—	$(1.8)

Net income attributable to Rexnord common stockholders	$45.4	$50.8	$81.0	$91.5
Plus: Dividends on preferred stock	—	5.8	—	11.6
Net income attributable to Rexnord common stockholders	$45.4	$56.6	$81.0	$103.1

Denominator:
Weighted-average common shares outstanding, basic	120,704	106,007	120,476	105,637
Effect of dilutive equity securities	1,803	1,934	2,034	2,025
Preferred stock under the "if-converted" method (1)	—	15,979	—	15,979
Weighted-average common shares outstanding, diluted	122,507	123,920	122,510	123,641
____________________
(1)On November 15, 2019, the Company issued 15,980,050 shares of common stock upon the mandatory conversion of Series A Preferred Stock; see Note 8, Stockholders' Equity for additional information.
    The computations of diluted net income per share for the three and six months ended September 30, 2020, exclude 0.8 million and 1.2 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computations of diluted net income per share for the three and six months ended September 30, 2019 excludes 1.2 million and 1.8 million shares, respectively, related to equity awards due to their anti-dilutive effects.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Total comprehensive income	—	—	—	46.5	—	0.2	46.7
Stock-based compensation expense	—	—	6.9	—	—	—	6.9
Proceeds from exercise of stock options	—	—	4.8	—	—	—	4.8
Taxes withheld and paid on employees' share-based payment awards	—	—	(5.7)	—	—	—	(5.7)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at June 30, 2019	1.0	—	1,299.5	71.4	(96.6)	2.6	1,277.9
Total comprehensive income (loss)	—	—	—	56.6	(15.1)	0.1	41.6
Stock-based compensation expense	—	—	5.9	—	—	—	5.9
Proceeds from exercise of stock options	—	—	2.1	—	—	—	2.1
Acquisition of non-controlling interest	—	—	(0.3)	—	—	—	(0.3)
Preferred stock dividends ($14.375 per share)	—	—	—	(5.8)	—	—	(5.8)
Balance at September 30, 2019	$1.0	$—	$1,307.2	$122.2	$(111.7)	$2.7	$1,321.4

	Common stock (1)	Preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at March 31, 2020	$1.2	$—	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
Total comprehensive income	—	—	—	35.6	6.3	0.2	42.1
Stock-based compensation expense	—	—	10.6	—	—	—	10.6
Proceeds from exercise of stock options	—	—	6.3	—	—	—	6.3
Taxes withheld and paid on employees' share-based payment awards	—	—	(9.4)	—	—	—	(9.4)
Common stock dividends ($0.08 per share)	—	—	—	(9.6)	—	—	(9.6)
Balance at June 30, 2020	1.2	—	1,355.8	111.9	(118.1)	2.9	1,353.7
Total comprehensive income	—	—	—	45.4	12.9	—	58.3
Stock-based compensation expense	—	—	10.1	—	—	—	10.1
Proceeds from exercise of stock options	—	—	0.9	—	—	—	0.9
Repurchase of common stock (3)	—	—	—	(15.0)	—	—	(15.0)
Common stock dividends ($0.08 per share)	—	—	—	(9.6)	—	—	(9.6)
Balance at September 30, 2020	$1.2	$—	$1,366.8	$132.7	$(105.2)	$2.9	$1,398.4
____________________
(1)For the three and six months ended September 30, 2020, the Company issued 92,462 and 1,029,014 shares of common stock upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock awards.
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
(3)During the three and six months ended September 30, 2020, the Company repurchased and canceled 500,050 shares of common stock at a total cost of $15.0 million at a weighted average price of $30.02 per share. See "Share Repurchase Program" below.
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
Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During the six months ended September 30, 2020, the Company repurchased 500,050 shares of common stock for a total cost of $15.0 million at a weighted average price of $30.02 per share, with all of the shares repurchased during the three months ended September 30, 2020. The repurchased shares were canceled by the Company upon receipt. A total of approximately $208.0 million of the existing authority remained under the Repurchase Program at September 30, 2020.
9. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2020, are as follows (in millions):

	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2020	$(83.8)	$(40.6)	$(124.4)
Other comprehensive income before reclassifications	19.4	—	19.4
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Net current period other comprehensive income (loss)	19.4	(0.2)	19.2
Balance at September 30, 2020	$(64.4)	$(40.8)	$(105.2)

    The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended September 30, 2020 and September 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Other income (expense), net
Settlement	—	—	—	0.8	Other income (expense), net
Benefit for income taxes	—	—	—	(0.2)
Total net of tax	$(0.1)	$(0.1)	$(0.2)	$0.4

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2020	March 31, 2020
Finished goods	$173.1	$145.6
Work in progress	46.9	43.7
Purchased components	73.8	70.4
Raw materials	58.5	54.9
Inventories at First-in, First-Out ("FIFO") cost	352.3	314.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	3.4	2.9
	$355.7	$317.5

11. Goodwill and Intangible Assets

    The changes in the net carrying value of goodwill for the six months ended September 30, 2020, by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2020	$1,121.4	$200.5	$1,321.9
Currency translation adjustments	3.1	0.5	3.6
Purchase accounting adjustments (1)	—	0.7	0.7
Net carrying amount as of September 30, 2020	$1,124.5	$201.7	$1,326.2
____________________
(1)    Refer to Note 2, Acquisitions and Divestiture for additional information regarding acquisitions.
    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2020 and March 31, 2020 are as follows (in millions):

		September 30, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.4	$(41.8)	$9.6
Customer relationships (including distribution network)	13 years	751.2	(569.2)	182.0
Tradenames	13 years	42.7	(16.1)	26.6
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,126.2	$(627.1)	$499.1

		March 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(41.2)	$9.9
Customer relationships (including distribution network)	13 years	748.0	(552.5)	195.5
Tradenames	13 years	42.1	(14.2)	27.9
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,122.1	$(607.9)	$514.2

    Intangible asset amortization expense totaled $9.0 million and $18.0 million for the three and six months ended September 30, 2020. Intangible asset amortization expense totaled $8.8 million and $17.5 million for the three and six months ended September 30, 2019. No intangible assets were acquired during the three months and six months ended September 30, 2020.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $26.9 million in the nine months ending December 31, 2020 (inclusive of $18.0 million of amortization expense recognized in the six months ended September 30, 2020), $34.6 million in 2021, $18.8 million in 2022, $16.3 million in 2023, $16.3 million in 2024 and $15.2 million in 2025.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2020	March 31, 2020
Contract liabilities	$6.9	$7.3
Sales rebates	34.0	35.5
Commissions	6.9	7.0
Restructuring and other similar charges (1)	9.7	9.8
Product warranty (2)	8.3	6.7
Risk management (3)	10.8	10.4
Legal and environmental	2.0	1.5
Taxes, other than income taxes	8.2	8.3
Income tax payable	17.8	9.9
Interest payable	7.6	8.3
Current portion of operating lease liability (4)	12.1	12.8
Other	22.6	11.0
	$146.9	$128.5
____________________
(1)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations within Note 16, Commitments and Contingencies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
(4)See more information related to leases within Note 18, Leases.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2020	March 31, 2020
Term loan (1)	$621.3	$620.8
4.875% Senior Notes due 2025 (2)	496.1	495.7
Revolving credit facility (3)	—	249.2
Securitization facility borrowings (4)	—	74.9
Finance leases and other subsidiary debt (5)	78.4	32.8
Total	1,195.8	1,473.4
Less current maturities	3.2	76.4
Long-term debt	$1,192.6	$1,397.0
____________________
(1)Includes unamortized debt issuance costs of $3.7 million and $4.2 million at September 30, 2020 and March 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $3.9 million and $4.3 million at September 30, 2020 and March 31, 2020, respectively.
(3)Includes unamortized debt issuance costs of $0.8 million at March 31, 2020.
(4)Includes unamortized debt issuance costs of $0.1 million at March 31, 2020.
(5)See more information related to finance leases within Note 18, Leases.
Senior Secured Credit Facility
    At September 30, 2020, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility, which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. At September 30, 2020, the borrowings under the Term Loan had a weighted-average effective interest rate of 1.90%. The weighted-average interest rate for borrowings under the Term Loan for the six months ended September 30, 2020, was 2.09%. At September 30, 2020, no amounts were borrowed under the revolving credit facility. As of March 31, 2020, $250.0 million was borrowed under the revolving credit facility. As of and during the six months ended September 30, 2020, borrowings under the revolving credit facility had weighted-average effective interest rates of 4.00%. As of September 30, 2020 and March 31, 2020, $2.8 million and $4.7 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit, respectively.
As of September 30, 2020, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.2 to 1.0 as of September 30, 2020.
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
Accounts Receivable Securitization Program
    On September 25, 2020, certain subsidiaries of the Company entered into an accounts receivable securitization facility (the “New Securitization”) with Mizuho Bank, Ltd. (“Mizuho”) to replace the Company’s previous $100.0 million accounts receivable securitization facility with Wells Fargo & Company (the “Previous Securitization” and, collectively with the New Securitization, referred to as the “Securitization”), which was scheduled to expire in December 2020.1
    As part of the New Securitization, Rexnord Industries, LLC, Zurn Industries, LLC, Zurn PEX, Inc., Precision Gear LLC, Centa Corporation and Cambridge International, Inc. (collectively, the “Originators”) agreed, pursuant to an Amended and Restated Receivables Sale and Servicing Agreement, dated as of September 25, 2020 (the “Sale Agreement”), to sell all of their existing and future accounts receivable and related assets to Rexnord Funding LLC (“Rexnord Funding”), a bankruptcy-remote special purpose entity, in exchange for cash, subordinated notes and letters of credit. The Originators and Rexnord Funding intend for the transactions contemplated by the Sale Agreement to constitute true sales to Rexnord Funding by the respective Originators. In addition to being an Originator, Rexnord Industries, LLC is also the current servicer under the Sale Agreement.
Concurrently with the execution of the Sale Agreement, Rexnord Funding entered into a Receivables Funding and Administration Agreement (the “Funding Agreement”) with Mizuho, as a lender and administrative agent. Pursuant to the Funding Agreement, Rexnord Funding granted Mizuho a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings will be used by Rexnord Funding to finance purchases of accounts receivable from the Originators pursuant to the Sale Agreement. The amount of advances available is determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances bear interest based on LIBOR plus 1.30% per annum. The last date on which advances may be made is September 24, 2021, with a six-month extension option, unless the maturity of the New Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding pays an unused line fee of 0.40% per annum to Mizuho based on any unused portion of the New Securitization.
The New Securitization constitutes a “Permitted Receivables Financing” under the Company’s existing credit agreement and a “Qualified Receivables Financing” under the indenture governing the Company’s outstanding senior notes. The New Securitization does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing. Any borrowings under the New Securitization will be accounted for as secured borrowings on the Company’s consolidated balance sheets. Financing costs associated with the New Securitization will be recorded within “Interest expense, net” in the consolidated statements of operations if revolving loans or letters of credit are obtained under the New Securitization.
    At both September 30, 2020 and March 31, 2020, the Company's total borrowing capacity under the Securitization was $100.0 million based on the then-current accounts receivables balances. As of September 30, 2020 and March 31, 2020, $0.0 million and $75.0 million were borrowed under the Securitization. In addition, $6.1 million and $5.7 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at September 30, 2020 and March 31, 2020, respectively. As of and during the six months ended September 30, 2020, borrowings under the Securitization had weighted-average and effective interest rates of 1.37% and 1.56%, respectively. As of

September 30, 2020, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
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
Foreign Exchange Contracts
    The Company periodically enters into foreign currency forward contracts to mitigate the foreign currency volatility relative to certain intercompany and external cash flows expected to occur. These foreign currency forward contracts were not accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and as such were marked to market through earnings. The amounts recorded on the condensed consolidated balance sheets and recognized within the condensed consolidated statements of operations related to the Company's foreign currency forward contracts for the three and six months ended September 30, 2020 and 2019, were not material.
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
    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2020 and March 31, 2020 (in millions):

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$3.1	$6.8	$—	$9.9
Deferred compensation liabilities	10.3	—	—	10.3

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$1.7	$5.5	$—	$7.2
Deferred compensation liabilities	7.4	—	—	7.4

There were no transfers of assets between levels at September 30, 2020 and March 31, 2020, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2020 and March 31, 2020 due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2020 and March 31, 2020, was approximately $1,207.4 million and $1,398.1 million, respectively. The fair value is based on quoted market prices for the same instruments.
16. Commitments and Contingencies
Warranties:
    The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	September 30, 2020	September 30, 2019
Balance at beginning of period	$6.7	$7.2
Charged to operations	2.6	0.9
Claims settled	(1.0)	(1.0)
Balance at end of period	$8.3	$7.1
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
    Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2020, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of September 30, 2020, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $50.0 million, of which Zurn expects its insurance carriers to pay approximately $38.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $50.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2020, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of September 30, 2020, the Company had a recorded receivable from its insurance carriers of $50.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
    Certain Company subsidiaries were named as defendants in a number of individual and class action lawsuits in various United States courts claiming damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures. In fiscal 2013, the Company reached a court-approved agreement to settle the liability underlying this litigation.  The settlement was designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of such fittings.  The settlement utilized a seven year claims fund, which was capped at $20.0 million, and was funded in installments over the seven year period based on claim activity and minimum funding criteria.  The seven year filing period expired on April 1, 2020. Any claims after April 1, 2020 are time barred. The Company expects to make payment on any remaining timely filed claims and close out the settlement fund. The Company has recorded an accrual for the balance of this liability.
17. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pension Benefits:
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	4.7	5.4	9.3	11.0
Expected return on plan assets	(4.7)	(5.6)	(9.3)	(11.3)
Settlement	—	—	—	0.8
Net periodic benefit cost	$0.2	$(0.1)	$0.3	$0.7
Other Postretirement Benefits:
Interest cost	$0.2	$0.1	$0.3	$0.3
Amortization:
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$0.1	$—	$0.1	$0.1

    The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other (expense) income, net.
    During the six months ended September 30, 2020 and September 30, 2019, the Company made contributions of $6.0 million and $0.2 million, respectively, to its U.S. qualified pension plan trusts.
    During fiscal 2019, the Company offered participants in a domestic defined benefit plan the opportunity to receive a lump sum settlement as part of the termination process for that plan. During the first quarter of fiscal 2020, the obligations associated with the individuals that did not accept the lump sum settlement offer were transferred to an insurance company through the purchase of an annuity. The Company's cash contribution to purchase the annuity contract was $3.9 million. Following the purchase of the annuity contract, the Company had no remaining obligations to participants of this plan. The termination of this plan resulted in the recognition of $0.0 million and $0.8 million non-cash pre-tax losses during the three and six months ended September 30, 2019.
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

    ROU assets and lease liability balances recorded on the condensed consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	September 30, 2020	March 31, 2020
Assets:
Operating ROU assets	Other assets	$65.6	$71.1
Finance ROU assets	Property, plant and equipment, net (1)	72.5	27.3
Total ROU assets		$138.1	$98.4

Liabilities:
Current
Operating	Other current liabilities	$12.1	$12.8
Finance	Current maturities of debt	2.1	0.5
Non-current
Operating	Other liabilities	58.3	63.1
Finance	Long-term debt	71.8	27.4
Total lease liabilities		$144.3	$103.8
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $2.4 million and $1.0 million as of September 30, 2020 and March 31, 2020, respectively.
    The components of lease expense reported in the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expenses (1)	$4.4	$3.7	$8.9	$7.3
Finance lease expenses:
Depreciation of finance ROU assets (1)	1.1	0.3	1.4	0.5
Interest on lease liabilities (2)	1.0	0.4	1.4	0.7
Total finance lease expense	2.1	0.7	2.8	1.2
Variable and short-term lease expense (1)	1.6	1.1	2.7	2.3
Total lease expense	$8.1	$5.5	$14.4	$10.8
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of September 30, 2020 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2020 (through December 31, 2020)	$2.4	$1.0
2021	14.5	6.1
2022	14.8	6.2
2023	12.1	6.2
2024	10.1	6.3
Thereafter	31.6	95.3
Total future minimum lease payments	85.5	121.1
Less: Imputed interest	(15.1)	(47.2)
Total lease liabilities	$70.4	$73.9
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

    The weighted-average remaining lease terms and discount rates for leases are as follows:

	Six Months Ended
Lease Term and Discount Rate	September 30, 2020	September 30, 2019
Weighted-average remaining lease terms (years):
Operating leases	6.5	5.1
Finance leases	19.4	28.8
Weighted-average discount rate:
Operating leases	4.9%	4.0%
Finance leases	5.4%	5.7%
    Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Six Months Ended
	September 30, 2020	September 30, 2019
Operating cash flows from operating leases	$7.4	$7.1
Operating cash flows from finance leases	1.4	0.8
Financing cash flows from finance leases	0.5	0.2

    ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Six Months Ended
	September 30, 2020	September 30, 2019
Operating leases	$0.4	$2.8
Finance leases	$46.5	$—

19. Stock-Based Compensation
    The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three and six months ended September 30, 2020, the Company recognized $7.4 million and $20.7 million of stock-based compensation expense, respectively. For the three and six months ended September 30, 2019, the Company recognized $5.9 million and $12.8 million of stock-based compensation expense, respectively.
During the six months ended September 30, 2020, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	197,565	$7.69
Restricted stock units	429,153	$25.54
Performance stock units	547,374	$25.52
Common stock	120,418	$28.03
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
Business Segment Information:
(in Millions)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales
Process & Motion Control	$293.9	$337.0	$568.3	$667.1
Water Management	199.7	184.3	374.4	362.5
Consolidated net sales	493.6	521.3	942.7	1,029.6
Income from operations
Process & Motion Control	35.8	58.3	75.4	113.4
Water Management	48.7	43.7	88.8	83.7
Corporate	(12.1)	(13.5)	(25.8)	(28.4)
Consolidated income from operations	72.4	88.5	138.4	168.7
Non-operating expense:
Interest expense, net	(11.5)	(15.3)	(24.9)	(30.8)
Gain on the extinguishment of debt	—	3.2	—	3.2
Other income (expense), net	0.6	(0.3)	1.0	(1.8)
Income before income taxes	61.5	76.1	114.5	139.3
Provision for income taxes	(16.1)	(19.5)	(33.3)	(34.3)
Equity method investment income	—	0.1	—	0.2
Net income from continuing operations	45.4	56.7	81.2	105.2
Loss from discontinued operations, net of tax	—	—	—	(1.8)
Net income	45.4	56.7	81.2	103.4
Non-controlling interest income	—	0.1	0.2	0.3
Net income attributable to Rexnord	45.4	56.6	81.0	103.1
Dividends on preferred stock	—	(5.8)	—	(11.6)
Net income attributable to Rexnord common stockholders	$45.4	$50.8	$81.0	$91.5

Depreciation and amortization
Process & Motion Control	$14.8	$15.0	$29.1	$29.6
Water Management	7.4	6.6	14.7	12.9
Corporate	0.1	0.1	0.2	0.2
Consolidated	$22.3	$21.7	$44.0	$42.7
Capital expenditures
Process & Motion Control	$5.2	$5.9	$12.5	$10.4
Water Management	1.6	1.5	2.8	2.8
Consolidated	$6.8	$7.4	$15.3	$13.2

21. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information as of September 30, 2020 and March 31, 2020, and for the three and six month periods ended September 30, 2020 and 2019 for (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.
Condensed Consolidating Balance Sheets
September 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$105.1	$221.3	$—	$326.6
Receivables, net	—	—	182.5	107.8	—	290.3
Inventories	—	—	246.5	109.2	—	355.7
Other current assets	—	—	18.7	24.2	—	42.9
Total current assets	—	0.2	552.8	462.5	—	1,015.5
Property, plant and equipment, net	—	—	292.9	125.2	—	418.1
Intangible assets, net	—	—	410.2	88.9	—	499.1
Goodwill	—	—	1,044.2	282.0	—	1,326.2
Investment in:
Issuer subsidiaries	1,479.6	—	—	—	(1,479.6)	—
Guarantor subsidiaries	—	3,507.3	—	—	(3,507.3)	—
Non-guarantor subsidiaries	—	—	662.9	—	(662.9)	—
Other assets	—	0.7	88.2	57.6	—	146.5
Total assets	$1,479.6	$3,508.2	$3,051.2	$1,016.2	$(5,649.8)	$3,405.4
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.2	$1.0	$—	$3.2
Trade payables	—	—	97.9	59.1	—	157.0
Compensation and benefits	—	—	31.8	17.9	—	49.7
Current portion of pension and postretirement benefit obligations	—	—	1.8	1.4	—	3.2
Other current liabilities	—	7.3	81.8	57.8	—	146.9
Total current liabilities	—	7.3	215.5	137.2	—	360.0

Long-term debt	—	1,117.4	71.3	3.9	—	1,192.6
Note payable to (receivable from) affiliates, net	80.6	903.9	(1,067.1)	82.6	—	—
Pension and postretirement benefit obligations	—	—	136.2	48.8	—	185.0
Deferred income taxes	—	—	97.2	22.9	—	120.1
Other liabilities	0.6	—	90.8	57.9	—	149.3
Total liabilities	81.2	2,028.6	(456.1)	353.3	—	2,007.0
Total stockholders' equity	1,398.4	1,479.6	3,507.3	662.9	(5,649.8)	1,398.4
Total liabilities and stockholders' equity	$1,479.6	$3,508.2	$3,051.2	$1,016.2	$(5,649.8)	$3,405.4

Condensed Consolidating Balance Sheets
March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.0	$0.4	$383.9	$178.1	$—	$573.4
Receivables, net	—	—	223.5	111.2	—	334.7
Inventories	—	—	224.8	92.7	—	317.5
Other current assets	—	—	20.5	18.2	—	38.7
Total current assets	11.0	0.4	852.7	400.2	—	1,264.3
Property, plant and equipment, net	—	—	256.1	122.7	—	378.8
Intangible assets, net	—	—	424.8	89.4	—	514.2
Goodwill	—	—	1,043.6	278.3	—	1,321.9
Investment in:
Issuer subsidiaries	1,381.1	—	—	—	(1,381.1)	—
Guarantor subsidiaries	—	3,324.9	—	—	(3,324.9)	—
Non-guarantor subsidiaries	—	—	621.1	—	(621.1)	—
Other assets	—	—	88.7	59.2	—	147.9
Total assets	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$75.4	$1.0	$—	$76.4
Trade payables	—	—	123.9	61.7	—	185.6
Compensation and benefits	—	—	42.4	19.4	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	1.8	1.4	—	3.2
Other current liabilities	—	7.9	79.9	40.7	—	128.5
Total current liabilities	—	7.9	323.4	124.2	—	455.5

Long-term debt	—	1,290.9	101.8	4.3	—	1,397.0
Note payable to (receivable from), net	77.9	645.4	(795.9)	72.6	—	—
Pension and postretirement benefit obligations	—	—	142.8	46.8	—	189.6
Deferred income taxes	—	—	98.6	22.4	—	121.0
Other liabilities	0.5	—	91.4	58.4	—	150.3
Total liabilities	78.4	1,944.2	(37.9)	328.7	—	2,313.4
Total stockholders' equity	1,313.7	1,381.1	3,324.9	621.1	(5,327.1)	1,313.7
Total liabilities and stockholders' equity	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1

Condensed Consolidating Statements of Operations
For the Six Months Ended September 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$707.3	$314.2	$(78.8)	$942.7
Cost of sales	—	—	429.1	222.4	(78.8)	572.7
Gross profit	—	—	278.2	91.8	—	370.0
Selling, general and administrative expenses	—	—	158.8	46.5	—	205.3
Restructuring and other similar charges	—	—	4.5	3.8	—	8.3
Amortization of intangible assets	—	—	14.8	3.2	—	18.0
Income from operations	—	—	100.1	38.3	—	138.4
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(22.8)	(2.3)	0.2	—	(24.9)
To affiliates	19.2	11.2	(29.5)	(0.9)	—	—
Other (expense) income, net	—	(0.2)	—	1.2	—	1.0
Income (loss) before income taxes	19.2	(11.8)	68.3	38.8	—	114.5
Provision for income taxes	—	—	(20.1)	(13.2)	—	(33.3)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	19.2	(11.8)	48.2	25.6	—	81.2
Equity in income of subsidiaries	62.0	73.8	25.6	—	(161.4)	—
Net income from continuing operations	81.2	62.0	73.8	25.6	(161.4)	81.2
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net income	81.2	62.0	73.8	25.6	(161.4)	81.2
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Rexnord	81.2	62.0	73.8	25.4	(161.4)	81.0
Dividends on preferred stock	—	—	—	—	—	—
Net income attributable to Rexnord common stockholders	$81.2	$62.0	$73.8	$25.4	$(161.4)	$81.0
Comprehensive income	$81.2	$65.1	$74.0	$41.5	$(161.4)	$100.4

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$365.7	$172.3	$(44.4)	$493.6
Cost of sales	—	—	224.5	120.4	(44.4)	300.5
Gross profit	—	—	141.2	51.9	—	193.1
Selling, general and administrative expenses	—	—	80.9	24.2	—	105.1
Restructuring and other similar charges	—	—	2.2	4.4	—	6.6
Amortization of intangible assets	—	—	7.4	1.6	—	9.0
Income from operations	—	—	50.7	21.7	—	72.4
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(10.0)	(1.6)	0.1	—	(11.5)
To affiliates	9.6	5.4	(14.6)	(0.4)	—	—
Other (expense) income, net	—	(0.1)	(0.2)	0.9	—	0.6
Income (loss) before income taxes	9.6	(4.7)	34.3	22.3	—	61.5
Provision for income taxes	—	—	(9.7)	(6.4)	—	(16.1)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	9.6	(4.7)	24.6	15.9	—	45.4
Equity in income of subsidiaries	35.8	40.5	15.9	—	(92.2)	—
Net income from continuing operations	45.4	35.8	40.5	15.9	(92.2)	45.4
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net income	45.4	35.8	40.5	15.9	(92.2)	45.4
Non-controlling interest income	—	—	—	—	—	—
Net income attributable to Rexnord	45.4	35.8	40.5	15.9	(92.2)	45.4
Dividends on preferred stock	—	—	—	—	—	—
Net income attributable to Rexnord common stockholders	$45.4	$35.8	$40.5	$15.9	$(92.2)	$45.4
Comprehensive income	$45.4	$37.9	$40.6	$26.6	$(92.2)	$58.3

Condensed Consolidating Statements of Operations
For the Six Months Ended September 30, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$787.9	$327.9	$(86.2)	$1,029.6
Cost of sales	—	—	476.3	229.7	(86.2)	619.8
Gross profit	—	—	311.6	98.2	—	409.8
Selling, general and administrative expenses	—	—	166.1	52.2	—	218.3
Restructuring and other similar charges	—	—	2.7	2.6	—	5.3
Amortization of intangible assets	—	—	13.8	3.7	—	17.5
Income from operations	—	—	129.0	39.7	—	168.7
Non-operating (expense) income:
Interest (expense) income, net:
To third parties	—	(30.2)	(1.3)	0.7	—	(30.8)
To affiliates	0.4	17.1	(13.7)	(3.8)	—	—
Gain on the extinguishment of debt	—	—	3.2	—	—	3.2
Other income (expense), net	—	0.1	(1.2)	(0.7)	—	(1.8)
Income (loss) before income taxes	0.4	(13.0)	116.0	35.9	—	139.3
Provision for income taxes	—	—	(23.1)	(11.2)	—	(34.3)
Equity method investment income	—	—	—	0.2	—	0.2
Income (loss) before equity in earnings of subsidiaries	0.4	(13.0)	92.9	24.9	—	105.2
Equity in income of subsidiaries	103.0	116.0	23.1	—	(242.1)	—
Net income from continuing operations	103.4	103.0	116.0	24.9	(242.1)	105.2
Loss from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	103.4	103.0	116.0	23.1	(242.1)	103.4
Non-controlling interest income	—	—	—	0.3	—	0.3
Net income attributable to Rexnord	103.4	103.0	116.0	22.8	(242.1)	103.1
Dividends on preferred stock	(11.6)	—	—	—	—	(11.6)
Net income attributable to Rexnord common stockholders	$91.8	$103.0	$116.0	$22.8	$(242.1)	$91.5
Comprehensive income	$103.4	$99.3	$116.1	$11.6	$(242.1)	$88.3

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$396.2	$166.6	$(41.5)	$521.3
Cost of sales	—	—	238.3	116.3	(41.5)	313.1
Gross profit	—	—	157.9	50.3	—	208.2
Selling, general and administrative expenses	—	—	83.5	25.3	—	108.8
Restructuring and other similar charges	—	—	0.2	1.9	—	2.1
Amortization of intangible assets	—	—	6.9	1.9	—	8.8
Income from operations	—	—	67.3	21.2	—	88.5
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(14.9)	(0.8)	0.4	—	(15.3)
To affiliates	0.2	8.4	(6.7)	(1.9)	—	—
Gain on the extinguishment of debt	—	—	3.2	—	—	3.2
Other expense (income), net	—	0.2	(0.5)	—	—	(0.3)
Income (loss) before income taxes	0.2	(6.3)	62.5	19.7	—	76.1
Provision for income taxes	—	—	(13.6)	(5.9)	—	(19.5)
Equity method investment income	—	—	—	0.1	—	0.1
Income (loss) before equity in earnings of subsidiaries	0.2	(6.3)	48.9	13.9	—	56.7
Equity in income of subsidiaries	56.5	62.8	13.9	—	(133.2)	—
Net income	56.7	56.5	62.8	13.9	(133.2)	56.7
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income attributable to Rexnord	56.7	56.5	62.8	13.8	(133.2)	56.6
Dividends on preferred stock	(5.8)	—	—	—	—	(5.8)
Net income attributable to Rexnord common stockholders	$50.9	$56.5	$62.8	$13.8	$(133.2)	$50.8
Comprehensive income	$56.6	$51.5	$62.1	$4.6	$(133.2)	$41.6

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended September 30, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$25.4	$249.8	$(194.9)	$33.5	$—	$113.8
Investing activities
Expenditures for property, plant and equipment	—	—	(9.1)	(6.2)	—	(15.3)
Proceeds from dispositions of long-lived assets	—	—	0.6	7.2	—	7.8
Cash (used for) provided by investing activities	—	—	(8.5)	1.0	—	(7.5)
Financing activities
Proceeds from borrowings of debt	—	—	6.0	—	—	6.0
Repayments of debt	—	(250.0)	(81.4)	(0.4)	—	(331.8)
Proceeds from exercise of stock options	7.2	—	—	—	—	7.2
Taxes withheld and paid on employees' share-based payment awards	(9.4)	—	—	—	—	(9.4)
Repurchase of common stock	(15.0)	—	—	—	—	(15.0)
Payment of common stock dividend	(19.2)	—	—	—	—	(19.2)
Cash used for financing activities	(36.4)	(250.0)	(75.4)	(0.4)	—	(362.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9.1	—	9.1
(Decrease) increase in cash and cash equivalents	(11.0)	(0.2)	(278.8)	43.2	—	(246.8)
Cash, cash equivalents and restricted cash at beginning of period	11.0	0.4	383.9	178.1	—	573.4
Cash, cash equivalents and restricted cash at end of period	$—	$0.2	$105.1	$221.3	$—	$326.6

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended September 30, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$10.3	$0.9	$42.2	$32.9	$—	$86.3
Investing activities
Expenditures for property, plant and equipment	—	—	(9.5)	(3.7)	—	(13.2)
Acquisitions, net of cash acquired	—	—	(24.8)	(0.3)	—	(25.1)
Proceeds from dispositions of long-lived assets	—	—	0.7	1.3	—	2.0
Payments associated with divestiture of discontinued operations	—	—	—	(1.3)	—	(1.3)
Cash used for investing activities	—	—	(33.6)	(4.0)	—	(37.6)
Financing activities
Repayments of debt	—	—	(1.1)	(4.3)	—	(5.4)
Proceeds from exercise of stock options	6.9	—	—	—	—	6.9
Taxes withheld and paid on employees' share-based payment awards	(5.7)	—	—	—	—	(5.7)
Payments of preferred stock dividends	(11.6)	—	—	—	—	(11.6)
Cash used for by financing activities	(10.4)	—	(1.1)	(4.3)	—	(15.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.6)	—	(5.6)
(Decrease) increase in cash and cash equivalents	(0.1)	0.9	7.5	19.0	—	27.3
Cash, cash equivalents and restricted cash at beginning of period	1.4	0.2	107.7	183.2	—	292.5
Cash, cash equivalents and restricted cash at end of period	$1.3	$1.1	$115.2	$202.2	$—	$319.8

22. Subsequent Events
On October 1, 2020, the Company completed the sale of the China gearbox product line. See Note 2, Acquisitions and Divestiture for additional information
On October 22, 2020, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.08 per-share to be paid on December 7, 2020, to stockholders of record as of November 20, 2020.

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
Fiscal Year
    Following the end of our fiscal 2020, we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, is serving as a transition period, and we will provide one-time, nine-month transitional financial statements for the transition period in a transition report on Form 10-K to be filed in calendar year 2021. Prior to the transition period, our fiscal year was the year ending March 31 of the corresponding calendar year. Throughout this MD&A, we refer to the period from July 1, 2020 through September 30, 2020, as the "three months ended September 30, 2020" or the “quarter ended September 30, 2020.” We refer to the period from July 1, 2019 through September 30, 2019, as the “three months ended September 30, 2019” or the “quarter ended September 30, 2019.”
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2020, and during the period from April 1, 2020 through September 30, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
COVID-19 Pandemic
The ongoing coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers have also experienced similar negative impacts from the COVID-19 pandemic. As of September 30, 2020, essentially all of our global facilities are operating with only intermittent interruptions and we are not currently experiencing any significant issues with respect to our distribution operations and supply chains. We remain focused on the health and well-being of our associates and have undertaken numerous actions within our offices and manufacturing sites that are intended to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.

During the three and six months ended September 30, 2020, we experienced a reduction in market demand in our Process & Motion Control platform and several businesses within our Water Management platform as customers reacted to the COVID-19 pandemic. However, we did experience increased demand for our touchless and hygienic solutions products in our Water Management platform.

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
Discontinued Operations
    During the fiscal year ended March 31, 2019, we completed the sale of our VAG business, which was previously included within our Water Management platform. As a result, the operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations, as the sale of VAG represented a strategic shift that had a major impact on our operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized during the three months ended June 30, 2019. As a result of these adjustments and other related costs, we recognized an additional $1.8 million loss on the sale of discontinued operations during the six months ended September 30, 2019.
Restructuring
    During the three and six months ended September 30, 2020, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on our overall manufacturing capacity, and refining our overall product portfolio. For the three and six months ended September 30, 2020, restructuring charges totaled $6.6 million and $8.3 million, respectively. For the three and six months ended September 30, 2019, restructuring charges totaled $2.1 million and $5.3 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Process & Motion Control	$293.9	$337.0	$(43.1)	(12.8)%
Water Management	199.7	184.3	15.4	8.4%
Consolidated	$493.6	$521.3	$(27.7)	(5.3)%
Process & Motion Control
    Process & Motion Control net sales were $293.9 million and $337.0 million during the three months ended September 30, 2020 and 2019, respectively. Net sales and core sales decreased 13% year over year as a result of a reduction in market demand across the majority of our end markets and geographies as customers reacted to and changed buying patterns given the current COVID-19 pandemic.
Water Management
    Water Management net sales were $199.7 million during the three months ended September 30, 2020, an increase of 8% year over year. Excluding a 3% year-over-year increase in net sales resulting from our acquisition of Just Manufacturing, core sales increased 5% during the three months ended September 30, 2020 primarily driven by increased demand for our touchless and hygienic solutions in response to the COVID-19 pandemic.
Income from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Process & Motion Control	$35.8	$58.3	$(22.5)	(38.6)%
% of net sales	12.2%	17.3%	(5.1)%
Water Management	48.7	43.7	5.0	11.4%
% of net sales	24.4%	23.7%	0.7%
Corporate	(12.1)	(13.5)	1.4	10.4%
Consolidated	$72.4	$88.5	$(16.1)	(18.2)%
% of net sales	14.7%	17.0%	(2.3)%
Process & Motion Control
    Process & Motion Control income from operations during the three months ended September 30, 2020 was $35.8 million, or 12.2% of net sales. Income from operations as a percentage of net sales decreased by 510 basis points year over year primarily as a result of the lower sales volume, higher restructuring and non-cash stock compensation expense, partially offset by benefits obtained from cost reduction and productivity initiatives.
Water Management
    Water Management income from operations was $48.7 million during the three months ended September 30, 2020, or 24.4% of net sales. Income from operations as a percentage of net sales increased by 70 basis points year over year as a result of the incremental profit generated on higher sales year over year and the benefits obtained from our cost reduction and productivity initiatives.
Corporate
    Corporate expenses were $12.1 million and $13.5 million during the three months ended September 30, 2020 and 2019, respectively. The decrease in corporate expenses during the three months ended September 30, 2020, is primarily the result of savings from cost reduction initiatives, including those related to COVID-19, as discussed above.
Interest expense, net
    Interest expense, net was $11.5 million during the three months ended September 30, 2020, compared to $15.3 million during the three months ended September 30, 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates following the $100.0 million voluntary prepayment and refinancing of our term loan during the three months ended December 31, 2019. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
    Other income (expense), net during the three months ended September 30, 2020 and 2019 was $0.6 million and $(0.3) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates.
Provision for income taxes
The income tax provision was $16.1 million during the three months ended September 30, 2020, compared to $19.5 million in the three months ended September 30, 2019. The effective income tax rate for the three months ended September 30, 2020 was 26.2% versus 25.6% in the three months ended September 30, 2019. The effective income tax rate for the three months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and compensation deduction limitations under Section 162(m) of the Internal

Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended September 30, 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with FDII.

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

Net income from continuing operations
    Net income from continuing operations during the three months ended September 30, 2020 and 2019, was $45.4 million and $56.7 million, respectively, as a result of the factors described above. Diluted net income per share from continuing operations was $0.37 during the three months ended September 30, 2020, as compared to diluted net income per share from continuing operations of $0.46 during the three months ended September 30, 2019.
Net income attributable to Rexnord common stockholders
    Net income attributable to Rexnord common stockholders during the three months ended September 30, 2020, was $45.4 million compared to $50.8 million during the three months ended September 30, 2019. Diluted net income per share attributable to Rexnord common stockholders for the three months ended September 30, 2020 and September 30, 2019, was $0.37 and $0.46, respectively, as a result of the factors described above. Net income attributable to Rexnord common stockholders for the three months ended September 30, 2019, reflects the effects of the payment of $5.8 million of dividends on shares of cumulative preferred stock (the preferred stock was converted into common stock on November 15, 2019, and is no longer outstanding).

Six Months Ended September 30, 2020 compared with the Six Months Ended September 30, 2019:
Net sales
(Dollars in Millions)

	Six Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Process & Motion Control	$568.3	$667.1	$(98.8)	(14.8)%
Water Management	374.4	362.5	11.9	3.3%
Consolidated	$942.7	$1,029.6	$(86.9)	(8.4)%

Process & Motion Control
    Process & Motion Control net sales were $568.3 million and $667.1 million during the six months ended September 30, 2020 and 2019, respectively. Excluding a 1% unfavorable impact from foreign currency translation, core sales decreased 14% year over year as a result of a reduction in market demand across the majority of our end markets and geographies as customers reacted to and changed buying patterns given the current COVID-19 pandemic.
Water Management
    Water Management net sales were $374.4 million during the six months ended September 30, 2020, an increase of 3% year over year. Excluding a 3% year-over-year increase in net sales resulting from our acquisitions of Stainlessdrains.com and Just Manufacturing, core sales were flat during the six months ended September 30, 2020 compared to the six months ended September 30, 2019 as increased demand for our touchless and hygienic solutions was offset by reduced overall market demand resulting from the current COVID-19 pandemic.

Income from operations
(Dollars in Millions)

	Six Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Process & Motion Control	$75.4	$113.4	$(38.0)	(33.5)%
% of net sales	13.3%	17.0%	(3.7)%
Water Management	88.8	83.7	5.1	6.1%
% of net sales	23.7%	23.1%	0.6%
Corporate	(25.8)	(28.4)	2.6	9.2%
Consolidated	$138.4	$168.7	$(30.3)	(18.0)%
% of net sales	14.7%	16.4%	(1.7)%

Process & Motion Control
    Process & Motion Control income from operations during the six months ended September 30, 2020 was $75.4 million, or 13.3% of net sales. Income from operations as a percentage of net sales decreased by 370 basis points year over year primarily as a result of the lower sales volume and higher year-over-year restructuring and non-cash stock option expense, partially offset by our cost reduction and productivity initiatives, including those related to COVID-19 as discussed above.
Water Management
    Water Management income from operations was $88.8 million during the six months ended September 30, 2020, or 23.7% of net sales. Income from operations as a percentage of net sales increased by 60 basis points year over year as a result of the incremental profit generated on higher sales year over year and benefits obtained from our cost reduction and productivity initiatives, partially offset by higher year-over-year depreciation, amortization, restructuring expenses and stock option expense.
Corporate
    Corporate expenses were $25.8 million and $28.4 million during the six months ended September 30, 2020 and 2019, respectively. The decrease in corporate expenses during the six months ended September 30, 2020, is primarily the result of savings from cost reduction initiatives, including those related to COVID-19, as discussed above.
Interest expense, net
    Interest expense, net was $24.9 million during the six months ended September 30, 2020, compared to $30.8 million during the six months ended September 30, 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates following the $100.0 million voluntary prepayment and refinancing of our term loan during the three months ended December 31, 2019. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
    Other income (expense), net during the six months ended September 30, 2020 and 2019 was $1.0 million and $(1.8) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by the recognition of actuarial losses in connection with the termination of a domestic defined benefit plan during the six months ended September 30, 2019 and changes in foreign currency exchange rates.
Provision for income taxes
The income tax provision was $33.3 million during the six months ended September 30, 2020, compared to $34.3 million in the six months ended September 30, 2019. The effective income tax rate for the six months ended September 30, 2020 was 29.1% versus 24.6% in the six months ended September 30, 2019. The effective income tax rate for the six months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the six months ended September 30, 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII.

Net income from continuing operations
    Net income from continuing operations during the six months ended September 30, 2020 and 2019, was $81.2 million and $105.2 million, respectively, as a result of the factors described above. Diluted net income per share from continuing operations was $0.66 during the six months ended September 30, 2020, as compared to diluted net income per share from continuing operations of $0.85 during the six months ended September 30, 2019.
Net income attributable to Rexnord common stockholders
    Net income attributable to Rexnord common stockholders during the six months ended September 30, 2020, was $81.0 million compared to $91.5 million during the six months ended September 30, 2019. Diluted net income per share attributable to Rexnord common stockholders for the six months ended September 30, 2020 and September 30, 2019, was $0.66 and $0.83, respectively, as a result of the factors described above. Net income attributable to Rexnord common stockholders for the six months ended September 30, 2019, reflects the effects of the payment of $11.6 million of dividends on shares of cumulative preferred stock (the preferred stock was converted into common stock on November 15, 2019, and is no longer outstanding).

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
Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Rexnord common stockholders in the six months ended September 30, 2020, of $81.0 million and Adjusted EBITDA for the same period of $211.6 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to net income attributable to Rexnord common stockholders.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter. At September 30, 2020, our net leverage ratio was 2.2 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
    The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2020, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 30, 2019	Fiscal year ended March 31, 2020	Six months ended September 30, 2020	Twelve months ended September 30, 2020
Net income attributable to Rexnord common stockholders	$91.5	$165.7	$81.0	$155.2
Dividends on preferred stock	11.6	14.4	—	2.8
Non-controlling interest income	0.3	0.3	0.2	0.2
Loss from discontinued operations, net of tax (1)	1.8	1.8	—	—
Equity method investment income	(0.2)	—	—	0.2
Income tax provision	34.3	54.1	33.3	53.1
Actuarial loss on pension and postretirement benefit obligations	0.8	36.6	—	35.8
Other expense (income), net (2)	1.0	3.8	(1.0)	1.8
Gain on the extinguishment of debt	(3.2)	(1.0)	—	2.2
Interest expense, net	30.8	58.6	24.9	52.7
Depreciation and amortization	42.7	86.6	44.0	87.9
EBITDA	$211.4	$420.9	$182.4	$391.9
Adjustments to EBITDA:
Restructuring and other similar charges (3)	5.3	15.5	8.3	18.5
Stock-based compensation expense	12.8	26.9	20.7	34.8
Last-in first-out inventory adjustments (4)	(0.7)	(4.1)	(0.5)	(3.9)
Acquisition-related fair value adjustment	0.7	1.7	0.9	1.9
Other, net (5)	(0.3)	(0.7)	(0.2)	(0.6)
Subtotal of adjustments to EBITDA	$17.8	$39.3	$29.2	$50.7
Adjusted EBITDA	$229.2	$460.2	$211.6	$442.6
Pro forma adjustment for acquisitions (6)				$1.5
Pro forma Adjusted EBITDA				$444.1
Consolidated indebtedness (7)				$956.9
Total net leverage ratio (8)				2.2
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
(5)Other, net for the periods indicated, consists primarily of gains and losses on the disposition of long-lived assets.
(6)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Just Manufacturing, which was permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2019, through the date of the Just Manufacturing acquisition. See Item 1, Note 2, Acquisitions and Divestiture for more information.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $238.8 million (as defined by the credit agreement) at September 30, 2020.
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
    As of September 30, 2020, we had $326.6 million of cash and cash equivalents and $355.1 million of additional borrowing capacity ($261.2 million of available borrowings under our revolving credit facility and $93.9 million available under our accounts receivable securitization program). As of September 30, 2020, the available borrowings under our credit facility and accounts receivable securitization were reduced by $8.9 million due to outstanding letters of credit. As of March 31, 2020, we had $573.4 million of cash and cash equivalents and approximately $28.6 million of additional borrowing capacity ($9.3 million of available borrowings under our revolving credit facility and $19.3 million available under our accounts receivable securitization program).
Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
Cash Flows
    Cash provided by operating activities was $113.8 million and $86.3 million during the six months ended September 30, 2020 and 2019, respectively. Lower trade working capital and the timing of payments on accrued expenses were partially offset by lower net income generated during the six months ended September 30, 2020.
    Cash used for investing activities was $7.5 million during the six months ended September 30, 2020 compared to $37.6 million during the six months ended September 30, 2019. Investing activities during the six months ended September 30, 2020, primarily included $15.3 million of capital expenditures, partially offset by the receipt of $7.8 million in connection with the sale of certain long-lived assets. Investing activities during the six months ended September 30, 2019, included $13.2 million of capital expenditures and $25.1 million for the acquisition of substantially all the assets of StainlessDrains.com, partially offset by the receipt of $2.0 million in connection with the sale of certain long-lived assets.
    Cash used for financing activities was $362.2 million during the six months ended September 30, 2020, compared to $15.8 million during the six months ended September 30, 2019. During the six months ended September 30, 2020, we utilized a net $325.8 million of cash for payments on outstanding debt, $19.2 million for the payment of common stock dividends and $15.0 million to repurchase shares of common stock. The six months ended September 30, 2020, also includes $7.2 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based awards. During the six months ended September 30, 2019, we utilized a net $5.4 million of cash for the payment of outstanding debt and $11.6 million for the payment of preferred stock dividends. The six months ended September 30, 2019, also includes $6.9 million of cash proceeds associated with stock option exercises, partially offset by $5.7 million of cash used for the payment of withholding taxes on employees' share-based awards.
Indebtedness
    As of September 30, 2020, we had $1,195.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2020	Current Maturities of Debt	Long-term Portion
Term loan (1)	$621.3	$—	$621.3
4.875% Senior Notes due 2025 (2)	496.1	—	496.1
Finance leases and other subsidiary debt	78.4	3.2	75.2
Total	$1,195.8	$3.2	$1,192.6
___________________________________________
(1)Includes unamortized debt issuance costs of $3.7 million at September 30, 2020.
(2)Includes unamortized debt issuance costs of $3.9 million at September 30, 2020.

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
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2020, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the three months ended September 30, 2020, the Company repurchased 500,050 shares of common stock for a total cost of $15.0 million at a weighted average price of $30.02 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $208.0 million of the existing repurchase authority remained under the Repurchase Program at September 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
July 1 - July 31, 2020	—	$—	—	$223,045,614
August 1 - August 31, 2020	343,850	$30.06	343,850	$212,708,092
September 1 - September 30, 2020	156,200	$29.93	156,200	$208,032,360
Total/Average	500,050	$30.02	500,050	N/A

(1) See explanation of the Repurchase Program above.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1
Amended and Restated Receivables Sale and Servicing Agreement, entered into as of September 25, 2020, by and among each of the originators signatory thereto from time to time, Rexnord Industries, LLC in its capacity as servicer thereunder and Rexnord Funding LLC, as buyer.*

10.2
Receivables Funding and Administration Agreement, entered into as of September 25, 2020, by and among Rexnord Funding LLC as the borrower, the financial institutions signatory thereto from time to time as lenders, and Mizuho Bank, Ltd., as a lender and as administrative agent for the lenders thereunder.**

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

* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 25, 2020.
** Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 25, 2020.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	October 27, 2020	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer