Form 10-KT
period 2020-12-31
Rexnord Corp
filed 2021-02-16
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from April 1, 2020, to December 31, 2020
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of June 30, 2020, the aggregate market value of the shares of common stock (based upon the $29.15 closing price on the New York Stock Exchange on June 30, 2020, the last trading day of that quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $3.5 billion.
As of February 11, 2021, there were 119,592,769 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Transition Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about May 4, 2021, which Proxy Statement will be subsequently filed.

PART I

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT
Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end date. As a result, this report on Form 10-K is a transition report (the “Transition Report”) and includes financial information for the transition period from April 1, 2020 through December 31, 2020 (the “Transition Period”). Prior to the Transition Period, our fiscal year was the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, was the period from April 1, 2019, to March 31, 2020. Our fiscal 2021 commenced on January 1, 2021. In this Transition Report, we compare financial results for the Transition Period, which are audited, with the financial results for the nine month period ended December 31, 2019, which are unaudited. We also compare the financial results for fiscal 2020 and fiscal 2019, which are audited.
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
•the effects of the ongoing COVID-19 (Coronavirus) pandemic on our business, financial condition, employees, customers, distributors and supply chain, including the impact related to governmental actions; COVID-19 may, among other impacts, heighten the effects on our business, results of operations and financial condition of the other risk factors identified herein;
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
•impact of weather and changes in climate on the demand for our products;
•changes in technology and manufacturing techniques;
•the costs of environmental compliance and/or the imposition of liabilities under environmental including climate, health and safety laws and regulations;
•legislative, regulatory and legal developments involving taxes;
•the costs associated with asbestos claims and other potential product liability;
•our access to available and reasonable financing on a timely basis;
•changes in governmental laws and regulations, or the interpretation or enforcement thereof, including for environmental matters;
•reliance on intellectual property;

•work stoppages by unionized employees;
•loss of key personnel and a failure to effectively manage human capital resources;
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

ITEM 1. BUSINESS.
Our Company
    Rexnord Corporation is a growth-oriented, multi-platform industrial company with what we believe are leading market shares and highly trusted brands that serve a diverse array of global end markets. We currently operate our business in two strategic platforms — Process & Motion Control and Water Management, both of which have expanded significantly by means of acquisitions of other companies or operations over the years; see "Acquisitions and Divestitures" below for further information as to recent transactions. Our heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate our Company in a disciplined way and the Rexnord Business System ("RBS") is our operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
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
    We are led by an experienced, high-caliber management team that employs RBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business by focusing on the "Voice of the Customer" process and ensuring superior customer satisfaction. Our footprint encompasses 43 principal Process & Motion Control manufacturing, warehouse, and repair facilities and 20 principal Water Management manufacturing and warehouse facilities located around the world which allow us to meet the needs of our increasingly global customer base as well as our distribution channel partners.
    Unless otherwise noted, "Rexnord," "we," "us," "our" and the "Company" means Rexnord Corporation and its consolidated subsidiaries. Following the end of fiscal 2020 we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020 to December 31, 2020, is referred to as the Transition Period. Fiscal years presented in this report prior to and including fiscal year 2020 refer to the period from April 1 until March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020.

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
    Most of our products are critical components in large scale manufacturing processes, where the cost of component failure and resulting downtime is high. Many customer facilities have a range of requirements and applications for multiple products across our expansive product portfolio. We believe our reputation for superior quality, reliability, application expertise, and ability to meet lead time expectations are highly valued by our customers, as demonstrated by their preference to specify and purchase Rexnord products when it is time to replace an installed Rexnord product, or "like-for-like" product replacements. We believe this replacement dynamic for our products, our focus on capturing first-fit installations, our significant installed base, and our global supply chain and manufacturing footprint enables us to achieve premium pricing, world-class customer satisfaction, recurring revenue generation, and a competitive advantage.
Water Management
    Our Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products primarily for nonresidential buildings. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.com™, JUST® and Hadrian®.
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
    Our Water Management platform has an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,200 independent sales representatives across 200 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, contractors, builders and architects has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe that this model provides us with a competitive advantage as we are able to meet our customer demand with local inventory at significantly reduced lead times as compared with others in our industry.
Our Markets
    We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that have been commoditized or in applications that do not require differentiation based on product quality, reliability and innovation. In both of our platforms, we believe the end markets we serve span a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics. Despite the ongoing impact of the COVID-19 pandemic, which has created challenges in certain of our markets but opportunities in others, we believe that there is still long-term growth potential in our markets.
Process & Motion Control Market
    The market for Process & Motion Control products is very fragmented with most participants having single or limited product lines and serving specific geographic markets. While there are numerous competitors with limited product offerings, there are only a few national and international competitors of a size comparable to us. While we compete with certain domestic and international competitors across a portion of our product lines, we do not believe that any one competitor directly competes with us across each of our product line categories. The industry's customer base is broadly diversified across many sectors of the economy. Growth in the Process & Motion Control market is closely tied to overall growth in industrial production, which we believe has fundamental and significant long-term growth potential despite the ongoing impact of the COVID-19 pandemic. In addition, through innovating to meet customer demand changes and focusing on higher growth end-markets, we believe Process & Motion Control growth rates can exceed overall United States industrial production.
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
Water Management Market
    The markets in which our Water Management platform participates are relatively fragmented with competitors across a broad range of industries, sectors, and product lines. Although competition exists across all of our Water Management businesses, we do not believe that any one competitor directly competes with us across all of our product lines. We believe that our served markets are growing long term at relatively strong rates, and that the growing demand for water conservation, quality, and safety can potentially support market growth above that of overall United States industrial production. We believe that we can continue to grow our platform long term at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end markets that have above-average growth characteristics despite the ongoing impact of the COVID-19 pandemic.
    We believe the areas of the Water Management industry in which we compete are tied to growth in commercial and institutional construction, as well as, to a lesser extent, infrastructure. We believe these areas have significant long-term growth fundamentals despite the ongoing impact of the COVID-19 pandemic. Historically, the commercial, institutional and infrastructure construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in infrastructure, commercial and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe that water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader infrastructure, commercial, and institutional construction markets, as well as mitigate cyclical downturns in market growth.
    The Water Management industry's specification-driven end-markets require manufacturers to work closely with engineers, contractors, builders and architects in local markets to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in the market. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder, or architect has specified our product with satisfactory results, they often will continue to use our products in future projects.
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
Water Management Products
    Water Management products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features can create a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many Water Management products must meet the stringent country-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, UL, FM, PDI and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, contractors, builders, and architects. Among our leading brands are Zurn® and Wilkins®.
Water Safety, Quality, and Flow Control Products
    Our water safety, quality, and flow control products are sold under the Zurn and Wilkins brand names and encompass a wide range of valve products, distribution and drainage products and site works products. Key valve products include backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These highly specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the Foundation for Cross Connection Control and Hydraulic Research at USC, NSF, UL and FM, they are sold into commercial, institutional, and industrial new construction and retrofit applications as well as the fire protection, municipal water and wastewater and irrigation end markets.
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
During the Transition Period, we acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian, Inc. (collectively “Hadrian”) a leading manufacturer of washroom partition systems and lockers primarily used in institutional and commercial end markets. The addition of Hadrian’s partition systems to our Water Management product range allows us to provide a more comprehensive offering of restroom solutions for new and existing buildings.

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
Process & Motion Control
•January 23, 2019 - We completed the acquisition of Centa, a leading manufacturer of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications, and also acquired a non-controlling interest in two previously established joint venture relationships including an additional 47.5% interest in one of these joint venture relationships for $21.4 million. As a result, the results of operations of that entity have been consolidated within our consolidated financial statements subsequent to January 23, 2019.
•November 24, 2020 - We acquired the remaining non-controlling interest in a joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.
Water Management
•December 11, 2020 - We acquired substantially all of the assets of Hadrian for a total preliminary cash purchase price of $101.7 million. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements our existing Water Management platform.
•January 28, 2020 - We acquired substantially all of the assets of Just Manufacturing for a cash purchase price of $59.4 million. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements the offerings of our existing Water Management platform.
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
•October 1, 2020 - We completed the sale of our gearbox product line in China within our Process & Motion Control platform for aggregate cash consideration of $5.8 million. The gearbox product line was not material to the Company's consolidated statements of operations or financial position and did not meet the criteria to be presented as discontinued operations.
Customers
Process & Motion Control Customers
    Our Process & Motion Control components are either incorporated into products sold by OEMs or sold to end users for their MRO requirements either directly in certain regions or, more commonly, through industrial distributors as aftermarket products. While approximately 40% of our Process & Motion Control net sales are through our distribution partners, OEMs and end users ultimately drive the demand for our Process & Motion Control products. With approximately 2,600 distributor locations worldwide, we believe we have one of the most extensive distribution networks in the industry.
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
Product Development
    The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 390 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support. The Rexnord Innovation Center provides additional support through enhanced capabilities and specialty expertise that can be utilized for product innovation and new product development. The Rexnord Innovation Center is a certified lab comprised of approximately 10 specialists that offers testing capability and design support during the development process to all of our product lines. Our existing pipeline and continued investment in new product development are expected to drive revenue growth as we address key customer needs.
    In both of our Process & Motion Control and Water Management platforms, we have demonstrated a commitment to developing technologically advanced products within the industries we serve. In the Process & Motion Control platform, we had approximately 200 United States active patents and approximately 900 active foreign patents as of December 31, 2020. In addition, we thoroughly test our Process & Motion Control products to ensure their quality, understand their wear characteristics and improve their performance. These practices have enabled us, together with our customers, to develop reliable and functional Process & Motion Control solutions. In our Water Management platform, we had approximately 200 United States active patents and approximately 100 foreign active patents as of December 31, 2020. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's plumbing products are known in the industry for such innovation.
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
Backlog
    Our backlog of unshipped orders was $331 million and $381 million as of December 31, 2020 and March 31, 2020, respectively. As of December 31, 2020, approximately 9% of our backlog was scheduled to ship beyond December 31, 2021. Also, see Item 1A Risk Factors of this report for more information on the risks associated with backlog.
Seasonality
    We do not experience significant seasonality of demand for our Process & Motion Control products, although sales generally are slightly higher during the March quarter as our customers spend against recently approved capital budgets and perform maintenance and repairs in advance of spring and summer activity. Our Process & Motion Control end markets also do not experience significant seasonality of demand.

    Demand for our Water Management products is primarily driven by commercial and institutional construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts as well as water and wastewater infrastructure expansion. Accordingly, weather has an impact on the seasonality of certain end markets. With the exception of our remodeling and retrofit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Canada represent the main construction season for increased construction in the commercial, institutional and infrastructure markets, as well as new housing starts. As a result, sales generally decrease slightly in the September and December fiscal quarters as compared to the first two quarters of the calendar year. The autumn and winter months generally impede construction and installation activity.
    Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results have been, and in the future could be, negatively affected during economic downturns. The COVID-19 pandemic and its impact on the global economy has created challenges in certain of our businesses and opportunities for others. See Item 1A Risk Factors of this report for more information on the risks associated with general economic conditions and COVID-19.
Human Capital Management
As of December 31, 2020, we had approximately 6,570 employees, of whom approximately 3,070 were employed in the United States. Approximately 170 of our United States employees are represented by labor unions. We are currently party to three collective bargaining agreements in the United States. The three collective bargaining agreements have expiration dates in November 2021, May 2022 and June 2022. Additionally, approximately 1,200 of our employees reside in Europe, where trade union membership is common. We believe we have a strong relationship with our employees, including those represented by labor unions.
Rexnord strives to attract, retain and develop the talent necessary to meet its goals. The Company's human resources programs are designed to, among other aims, foster diversity and inclusion, develop talent for critical roles and leadership positions, reward and support associates through competitive pay and benefits, and promote the health and safety of our associates.
Diversity and Inclusion: We are committed to fostering, cultivating and preserving a culture of diversity and inclusion where our associates are engaged and fulfilled. We recognize and value our associates for the unique perspectives they bring to Rexnord – from different ages, ethnic and cultural backgrounds, sexual orientation, gender identity and expression, veteran status and abilities, including individuals who bring diverse opinions, experience and leadership styles to their work at Rexnord. Inclusion is built into our key human resources programs and processes. Together, it is this collective diversity that we believe makes our business stronger.
Training and Talent Development: We are committed to having a workplace that fosters learning, development and innovation. Our leadership team conducts a robust program of employee engagement and we have invested in the personal and professional development of our employees. We monitor a variety of metrics to ensure the health of our company culture and alignment with our values and strategic business priorities. Each year, we survey our employees to better understand what matters most to them. We also strive to provide competitive compensation and benefits for our associates.
Health and Safety: The safety of our associates is a top priority. To be our best and maintain integrity in everything we do, we strive to provide associates with the right tools and resources. Through continual training and engaging associates and visitors in addressing safety issues, we have reduced our Total Recordable Incident Rate ("TRIR") by 80% since 2009. At 0.75 TRIR per 100 full-time workers, we are better than best-in-class benchmarks. We are also committed to improving the holistic health and well-being of our associates and have various programs in place to provide information, activities and support for assisting healthy choices.
In response to the COVID-19 pandemic, we created an internal task force to monitor, prepare and manage our global business response based on direction from international health organizations, local governments and our own safety protocols. Actions taken to keep our associates safe included, but were not limited to, the following:

•Requiring all associates who can work from home to do so;
•Establishing social distancing protocols within offices and manufacturing sites;
•Implementing temperature testing at offices and manufacturing sites, where local regulations allow, prior to shift starts;
•Providing face coverings for associates;
•Restricting all non-essential visitors to our facilities;
•Daily cleaning and disinfecting protocols for all our facilities;
•Utilizing IT Collaboration and Productivity Tools in lieu of travel and face-to-face meetings;
•Establishing an emergency COVID-19 paid leave policy for Rexnord associates; and

•Activating programs and resources to support the physical and emotional health of associates

Refer to "COVID-19 Pandemic" included in Part II Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on Human Capital Management actions taken by the Company in response to the COVID-19 pandemic.

Compliance with Laws and Regulations
    Our operations and facilities worldwide are subject to extensive laws and regulations, including those related to trade taxes, government contracts, pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, climate change, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.
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
The Company does not currently anticipate any significant additional expenditures related to maintaining compliance; however, due to the evolving nature of laws and regulations and changes thereto, there can be no assurance that current expenditures will be adequate or that violations will not occur.

Additional Information
    The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (414) 643-3739. Our website address is www.rexnordcorporation.com. We make available free of charge, on or through our website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, the (i) charters for the Audit, Nominating and Corporate Governance, Compensation and Environmental, Social and Governance Committees of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics are also available on our website. We will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Ethics, on our website. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

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
Strategic Risks
    Strategic risk relates to the Company's business plans and strategies, including the risks associated with: competitive threats; the global macro-environment in which we operate; international uncertainties, including increasing tariffs or other trade protection measures as well as trade wars; restructuring initiatives; mergers and acquisitions; protection of intellectual property; and other risks, including customer concentration, reliance on independent distributors, retention of key personnel and outbreaks of infectious diseases, including the COVID-19 pandemic.
Our business and operations, and the operations of our suppliers, business partners and customers, have been, and are expected to continue to be adversely affected by the Coronavirus (or COVID-19) outbreak, and may be adversely affected by future outbreaks of infectious diseases.
We face risks related to the ongoing COVID-19 pandemic, which has spread across the globe to many countries in which we do business and continues to impact worldwide economic activity. The full impact of COVID-19 continues to evolve. Health epidemics or outbreaks of infectious diseases such as COVID-19 have resulted, and in the future could result, in widespread or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which we operate, sell, or purchases good and services. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, actions taken by various governments and third parties globally to combat the spread of COVID-19 during 2020 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at certain of our manufacturing and distribution locations globally. In addition, our suppliers, business partners and customers also experienced similar negative impacts from the COVID-19 pandemic.
There can be no assurance that COVID-19, or a future outbreak of an infectious disease, will not continue to impact our business generally as a result of the virus’ potential impact on delays in supply chain, production and/or our customers. Each of our operations have processes in place to address the need for protecting our employees, continuing to operate our business and service our customers’ needs, and mitigating potential impacts of COVID-19 or other similar epidemics or outbreaks of infectious diseases. However, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic or epidemic may have, much of which is still uncertain. The continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shut down or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, could adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19, or its broader ramifications, impacts our business will depend on the severity, location and duration of the spread of COVID-19, and the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the actions undertaken by the leadership and employees of our Company as well as those of our suppliers, customers and other business partners.
The markets in which we sell our products are highly competitive; an inability to effectively compete would adversely affect our business, financial condition and results of operations.
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
    In order to operate more efficiently, control costs and refine our business focus, we undertake from time to time restructuring plans, which can include global facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. From time to time, we also choose to divest operations that we no longer believe are additive or complementary to our platforms or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. In addition to our announced Supply Chain Optimization and Footprint Repositioning initiatives, we may undertake further restructuring actions, workforce reductions or divestitures in the future as we evaluate our business in connection with the continuing impact of the COVID-19 pandemic. These types of activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
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
    The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business and ability to compete effectively could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Further, such new products and technologies may create additional exposure or risk. We cannot ensure that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we can adequately protect against such a loss.
Economic and financial market weakness, as well as overall challenging market cycles, may particularly impact the industries we serve, including construction and aerospace, and, as a result may adversely affect our financial condition or results of operations.
    Our business operations have been adversely affected from time to time by volatility and weaknesses in the global economy and financial markets. While the COVID-19 pandemic has created opportunities in certain of the business within our Water Management platform, the pandemic is expected to continue to adversely affect certain of our other businesses, though we are unable to predict the extent of the impact on our future financial condition, results of operations and cash flows at this time due to the uncertainty regarding the duration and ultimate economic impact of the pandemic. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products are expected to reduce demand for products and result in a decrease in sales volume, which would have a negative impact on our future results of operations.

    Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries, and some industries have experienced, and are expected to experience, greater COVID-19-related impacts than others, including aerospace. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effects of economic downturns; however, such programs may be unsuccessful. Any sustained weakness in demand or downturn or uncertainty in the economy generally, would materially reduce our net sales and profitability.
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
    Acquisitions are part of our growth strategy, and we have completed several in the last few years. We cannot ensure that we will be able to complete any future acquisition, that we will be able to successfully integrate any acquired business or operations, or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we ensure that our acquisition strategies will be successfully received by customers or achieve their intended benefits.
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
    Our business remains subject to certain risks associated with doing business internationally. A significant portion of our sales are international; approximately 31% of our total net sales in the nine months ended December 31, 2020,originated outside of the U.S. Additionally, we have significant manufacturing operations outside of the U.S. Accordingly, our future results could be harmed by a variety of factors relating to global operations, including:
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
•reputational risks related to, among other factors, different standards and practices among countries;
•political and social turmoil;
•restrictions under U.S. tax laws and other laws on our ability to repatriate dividends from our foreign subsidiaries; and
•exposure to liabilities under anti-bribery and anti-corruption laws in various countries, including the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA").
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
    A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During the nine months ended December 31, 2020, our top 5 customers accounted for approximately 26% of our consolidated net sales, our largest customer accounted for less than 10% of consolidated net sales for the transition period ended December 31, 2020. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
    Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the general economic environment or circumstances affecting those customers in particular. We believe that these risks are heightened due to the global economic impact of the COVID-19 pandemic. If a customer defaults on its obligations to us, if significant, it could have a material adverse effect on our backlog, business, financial condition, results of operations or cash flows. As of December 31, 2020, approximately 9% of our backlog was scheduled to ship beyond December 31, 2021.
We rely on independent distributors. Termination of one or more of our relationships with any of our key independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
    In addition to our own direct sales force, we depend on the services of independent distributors to sell our Process & Motion Control products and provide service and aftermarket support to our OEMs and end users. We rely on an extensive distribution network, with nearly 2,600 distributor locations nationwide; however, for the nine months ended December 31, 2020, approximately 19% of our Process & Motion Control net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 12% of Process & Motion Control net sales. Within Water Management, we depend on 1,200 independent sales representatives and approximately 60 third-party warehouses to distribute our products; however, for the nine months ended December 31, 2020, our three key independent distributors generated approximately 38% of our Water Management net sales with the largest accounting for 25% of Water Management net sales.
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
Terrorism, conflicts, wars and weather events, as well as other events outside of our control may materially and adversely affect our business, financial condition and results of operations.
    As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to acts of terrorism, political conflicts, wars and weather events, as well as other events outside of our control, such as civil unrest in areas where we have operations, in multiple locations around the world. In addition to the issues created by significant weather events, the potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential actions, conflicts or wars have created, and will continue to create, economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may particularly impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in disruptions to our operations, decreases in demand for our products, difficulty or impossibility in delivering products to our customers or receiving components from our suppliers, delays and inefficiencies in our supply chain and risks to our employees, resulting in, among other things, temporarily closed facilities, travel restrictions or longer-term disruptions, any of which could adversely affect our business, financial condition, results of operations and cash flows.
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
Increases in the cost, and/or actions impacting the availability, of raw materials, including as a result of tariffs or other trade protection measures, could adversely affect our business, financial condition, results of operations or cash flows.
    Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Also, trade wars or outbreaks of infectious diseases, such as the COVID-19 pandemic, could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.
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
    In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, including our DiRXN digital productivity platform, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cyber security threats are becoming more complex. Like other companies, we have experienced these types of threats; however, to date, we have not experienced a material threat or incident. In addition, we continue to have a large percentage of our workforce working remotely in response to the COVID-19 pandemic, which may heighten these risks. While we have taken steps to maintain and enhance adequate cyber security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require significant costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us. We collect, store, access and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation, the European Union’s pending ePrivacy Regulation and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 all could disrupt our ability to sell products or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

Our inability to attract and retain key personnel, as well as challenges with respect to the management of human capital resources, as well as challenges with respect to the management of human capital resources, in a highly competitive industry may adversely affect our business.

    Our success depends on our ability to recruit, retain and develop highly skilled management and key personnel, as well as our ability to effectively manage human capital resources. Competition for talented and skilled individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel, or to effectively implement successions for existing personnel. If we fail to retain and recruit the necessary personnel or arrange for successors to key personnel, our business could materially suffer.
Weather and climate change could adversely affect the demand for products in our Water Management platform and decrease our net sales.
    Demand for our Water Management products is primarily driven by commercial construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, as well as climate change, could delay or halt construction and remodeling activity, which could have a negative effect on our business. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.
Disruptions caused by labor disputes or organized labor activities could adversely affect our business or financial results.
    As of December 31, 2020, we had approximately 6,570 employees. Our primary risk resides with approximately 1,200 of our employees that reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency be affected in a material adverse manner, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
    Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities and borrowings outstanding under our accounts receivable securitization facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including the London Interbank Offered Rate ("LIBOR"). In addition, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. Although the consequences of these developments cannot be predicted at this time, should LIBOR or an alternative index no longer be available, the rates under our variable rate indebtedness could increase and access to capital could be limited. During the fiscal year ended March 31, 2020, the agreement governing our senior security credit facility was amended to provide that if LIBOR becomes unavailable, we would work with our banks to establish an alternate rate of interest that gives due consideration to the then-prevailing market convention for determining interest rates for syndicated loans in the United States. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional information on our debt that is subject to the LIBOR rate.
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
    These agreements contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios, which could result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Failure to comply with certain covenants in these agreements could result in a default. For more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
    Upon the occurrence of an event of default under the credit agreement and/or the Indenture, the lenders or the noteholders could elect to declare all amounts outstanding under the senior secured credit facilities and/or the Notes to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first- priority lien basis. If the lenders under the senior secured credit facilities or the noteholders accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more detailed description of the limitations on our ability to incur additional indebtedness, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets and in excess of our stockholders equity.
    As of December 31, 2020, our goodwill and intangible assets totaled $1,370.1 million and $524.6 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.
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
    In addition to complying with laws and applicable government regulations and requirements, prevailing industry standards, competitive pressures and/or our customers may require us to comply with further quality, social responsibility, climate-related or other business policies or standards, before customers and prospective customers commence, or continue, doing business with us. These expectations, policies and standards may be more restrictive than current laws and regulations as well as our own pre-existing policies; they may be customer-driven, established by the industry sectors in which we operate or imposed by third-party organizations or other constituencies.
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
    We are subject to U.S. federal and state, and other countries' and jurisdictions', income, payroll, property, sales and use, value-added, fuel and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities may require significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity.

    Currently, a significant amount of our revenue is generated from customers located outside of the United States, and a large portion of our assets and employees are located outside of the U.S. The U.S., the EU and member states along with numerous other countries have recently engaged in (and many continue to engage in) establishing fundamental changes to tax laws affecting the taxation of multinational corporations. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("U.S. Tax Reform"). U.S. Tax Reform incorporated broad and complex changes to the U.S. tax code and although there have been significant regulatory and administrative developments with respect to U.S. Tax Reform, we expect to continue to see future administrative or legislative guidance in this area. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, U.S. Tax Reform are subject to additional regulatory or administrative developments, including any additional regulations or other guidance promulgated by the U.S. Internal Revenue Service ("IRS"). As a result, U.S. Tax Reform, including any regulations or other guidance promulgated by the IRS, and other tax laws or developments in the U.S. or other countries could have significant effects on us, some of which may be adverse and could materially and adversely impact our financial condition, results of operations and cash flows, and have a negative impact on our ability to compete in the global marketplace.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
    Within Process & Motion Control, as of December 31, 2020, we had 43 principal manufacturing, warehouse and repair facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	24	1,846,000	1,479,000
Europe	11	738,000	178,000
Asia	5	292,000	35,000
South America	2	77,000	19,000
Australia	1	—	28,000
    Within Water Management, as of December 31, 2020, we had 20 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
North America	19	648,000	1,156,000
Asia	1	—	6,000
    We believe our Process & Motion Control and Water Management properties are suitable for their respective operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
    Information with respect to our legal proceedings is contained in Item 8, Note 18, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
    Not applicable.

            *                *                *

Information about our Executive Officers
    The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	50	Chair of the Board, President and Chief Executive Officer	2020
Mark W. Peterson	49	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	54	Vice President - Rexnord Business Systems	2018
Chirag Dua	44	Vice President and General Manager, Digital Solutions	2020
Rodney Jackson	51	Senior Vice President - Business and Corporate Development	2014
George J. Powers	54	Chief Human Resources Officer	2015
Michael D. Troutman	54	Chief Information Officer	2007
Craig G. Wehr	56	Group Executive, President - Zurn	2013
Patricia M. Whaley	61	Vice President, General Counsel and Secretary	2002
Kevin J. Zaba	53	Group Executive, President - Process & Motion Control Platform	2016
    Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
    Todd A. Adams became our Chair of the Board in 2020 and President and Chief Executive Officer in 2009. Mr. Adams joined us in 2004 as Vice President, Treasurer and Controller; he has also served as Senior Vice President and Chief Financial Officer and as President of the Water Management platform.
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
    Chirag Dua became Vice President and General Manager, Digital Solutions in 2020. Mr. Dua joined Rexnord in 2015 as Vice President, Sales and Marketing for our Specialty Components business, and was promoted to General Manager, Speciality Components in 2016. He served as Vice President, Sales and Marketing for our Aerospace business from 2018 to 2020. Prior to joining Rexnord, Mr. Dua held several commercial and operations leadership roles with Eaton Corporation, Danaher Corporation and Eurofins Inc.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
    Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RXN." As of February 11, 2021, there was 1 holder of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 1,000.
Dividend Policy
    On January 27, 2020, our Board of Directors declared an initial quarterly cash dividend on our common stock of $0.08 per share that was paid on March 6, 2020, which represented the first dividend on common stock that we have paid since our 2012 initial public offering. The Board of Directors subsequently declared quarterly cash dividends on our common stock of $0.08 per share on May 5, 2020, July 23, 2020, and October 22, 2020, which were paid on June 8, 2020, September 8, 2020, and December 7, 2020, respectively. The decision whether to continue to pay dividends in the future will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
    In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the three months ended December 31, 2020, we repurchased 1.2 million shares of common stock at a total cost of $44.3 million at a weighted average price of $37.03 per share. The repurchased shares were canceled upon receipt. A total of approximately $163.7 million of repurchase authority remained under the Repurchase Program at December 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
October 1 - October 31, 2020	54,500	$31.95	54,500	$206,291,101
November 1 - November 30, 2020	527,841	$35.97	527,841	$187,302,380
December 1 - December 31, 2020	615,699	$38.39	615,699	$163,668,185
Total/Average	1,198,040	$37.03	1,198,040
(1) See explanation of the Repurchase Program above.

Performance Graph
    Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the transition period ended December 31, 2020, and our last five full fiscal years. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2015, and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Rexnord's stock.

Cumulative Total Returns from March 31, 2015 to December 31, 2020
$200
$180
$160
$140
$120
$100
$80
$60
3/31/2015
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
12/31/20
Rexnord
S&P 500
S&P 1500 Industrials Index

	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	12/31/20
Rexnord Corporation	$100.00	$75.76	$86.47	$111.20	$94.19	$84.94	$147.96
S&P 500 Index	$100.00	$99.61	$114.26	$127.71	$137.07	$124.99	$181.64
S&P 1500 Industrials Index	$100.00	$99.97	$116.83	$131.11	$132.31	$104.51	$159.11

ITEM 6. SELECTED FINANCIAL DATA.
    The following table of selected historical financial information is based on our consolidated financial statements, including those included elsewhere in this Form 10-K. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. The Statements of Operations, Other Data and Balance Sheet Data are derived from our audited financial statements. The Transition Period consisted of the nine-month period from April 1, 2020, to December 31, 2020. Fiscal years prior to and including fiscal year 2020 ended on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020.

(in millions, except share and per share amounts)	Nine Months Ended December 31, 2020 (1)	Year Ended March 31, 2020 (2)	Year Ended March 31, 2019 (3)	Year Ended March 31, 2018 (4)	Year Ended March 31, 2017 (5)
Statements of Operations:
Net sales	$1,433.1	$2,068.3	$2,050.9	$1,851.6	$1,712.5
Cost of sales	881.4	1,250.3	1,266.1	1,145.1	1,086.1
Gross profit	551.7	818.0	784.8	706.5	626.4
Selling, general and administrative expenses	321.7	432.8	433.1	393.8	356.1
Restructuring and other similar charges	14.6	15.5	12.1	14.1	26.1
Amortization of intangible assets	27.0	35.4	34.0	32.2	41.0
Income from operations	188.4	334.3	305.6	266.4	203.2
Non-operating (expense) income:
Interest expense, net	(36.6)	(58.6)	(69.9)	(75.1)	(88.3)
Gain (loss) on the extinguishment of debt (6)	—	1.0	4.3	(11.9)	(7.8)
Actuarial (loss) gain on pension and postretirement benefit obligations	(1.6)	(36.6)	0.4	3.3	2.6
Other income (expense), net (7)	4.5	(3.8)	(1.6)	4.4	(2.4)
Income from continuing operations before income taxes	154.7	236.3	238.8	187.1	107.3
(Provision) benefit for income taxes (8)	(36.3)	(54.1)	(53.4)	19.5	(15.6)
Equity method investment income	0.2	—	3.6	—	—
Net income from continuing operations	118.6	182.2	189.0	206.6	91.7
Loss from discontinued operations, net of tax (9)	—	(1.8)	(154.7)	(130.6)	(17.6)
Net income	118.6	180.4	34.3	76.0	74.1
Non-controlling interest income	0.4	0.3	—	0.1	—
Net income attributable to Rexnord	118.2	180.1	34.3	75.9	74.1
Dividends on preferred stock	—	(14.4)	(23.2)	(23.2)	(7.3)
Net income attributable to Rexnord common stockholders	$118.2	$165.7	$11.1	$52.7	$66.8

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.98	$1.50	$1.58	$1.76	$0.82
Discontinued operations	$—	$(0.02)	$(1.48)	$(1.26)	$(0.17)
Net income	$0.98	$1.48	$0.11	$0.51	$0.65
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.96	$1.46	$1.53	$1.69	$0.81
Discontinued operations	$—	$(0.01)	$(1.25)	$(1.07)	$(0.17)
Net income	$0.96	$1.45	$0.28	$0.62	$0.64
Weighted-average number of common shares outstanding (in thousands):
Basic	120,428	111,689	104,640	103,889	102,753
Effect of dilutive equity awards	2,771	12,574	18,689	18,095	2,031
Diluted	123,199	124,263	123,329	121,984	104,784

Other Data:
Net cash provided by (used for):
Operating activities	$196.3	$298.6	$258.1	$228.5	$195.1
Investing activities	(122.5)	(123.1)	(53.3)	(208.8)	(264.0)
Financing activities	(409.6)	114.9	(116.7)	(308.8)	79.9
Depreciation and amortization of intangible assets (10)	67.0	86.6	87.9	79.7	96.1
Capital expenditures (10)	28.3	41.4	42.5	38.0	50.8
Common stock dividend per share	$0.24	$0.08	—	—	—

	December 31,	March 31,
(in millions)	2020	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$255.6	$573.4	$292.5	$193.2	$464.6
Working capital (11)	590.2	808.8	585.9	543.5	777.8
Total assets	3,401.1	3,627.1	3,259.7	3,423.7	3,539.3
Total debt (12)	1,191.6	1,473.4	1,238.0	1,356.0	1,622.7
Stockholders’ equity	1,439.3	1,313.7	1,231.0	1,212.8	1,070.6
_______________________
(1)Consolidated financial data as of and for the nine-month transition period ended December 31, 2020, reflects the acquisition of Hadrian, subsequent to December 11, 2020. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.
(2)Consolidated financial data as of and for the year ended March 31, 2020, reflects the acquisitions of Stainlessdrains.com, subsequent to May 10, 2019, and Just Manufacturing subsequent to January 28, 2020. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.
(3)Consolidated financial data as of and for the year ended March 31, 2019, reflects the acquisition of an additional 47.5% interest in Centa China, a joint venture in which we previously maintained a 47.5% non-controlling interest, subsequent to January 23, 2019. Prior to this transaction, we accounted for our non-controlling interest in Centa China as an equity method investment. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.
(4)Consolidated financial data as of and for the year ended March 31, 2018, reflects the acquisition of World Dryer subsequent to October 4, 2017, and Centa subsequent to February 9, 2018. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the respective dates of the acquisitions.
(5)Consolidated financial data as of and for the year ended March 31, 2017, reflects the acquisition of Cambridge subsequent to June 1, 2016. As a result, the comparability of the operating results for the period presented is affected by the acquired operations as well as the revaluation of the assets acquired and the liabilities assumed on the date of the acquisition.
(6)During fiscal 2020, we recognized a $1.0 million gain on the extinguishment of debt, consisting of a $3.2 million gain in connection with the forgiveness of the remaining net debt associated with the New Market Tax Credit program, partially offset by a $2.2 million loss in connection with the fiscal 2020 refinancing of our term loan and a $100.0 million voluntary prepayment made on our term loan. During fiscal 2019, we recognized a non-cash gain on the extinguishment of debt of $5.0 million in connection with the forgiveness of the net debt associated with the New Market Tax Credit program. This gain was partially offset by the recognition of $0.7 million of accelerated amortization of debt issuance costs in connection with a $75.0 million voluntary prepayment on our term loan during fiscal 2019. During fiscal 2018, we recognized a $11.9 million loss on debt extinguishment associated with the fiscal 2018 amendment to our credit agreement, which was comprised of $3.9 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with a fiscal 2017 term loan of $8.0 million. During fiscal 2017, we recognized a $7.8 million loss on debt extinguishment associated with a fiscal 2017 term loan refinancing, which was comprised of $5.4 million of refinancing-related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the prior term loan of $2.4 million. Refer to Item 8, Note 11, Long-Term Debt for additional information on debt.
(7)Other income (expense), net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit credits associated with our defined benefit plans. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 16, Retirement Benefits for additional information.
(8)Fiscal 2018 included a net income tax benefit associated with the remeasurement of the Company's net U.S. deferred tax liability as a result of U.S. Tax Reform. Refer to Item 8, Note 17, Income Taxes for additional information.
(9)In fiscal 2019, we completed the sale of the VAG business within our Water Management platform. Accordingly, the results of the VAG business have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Item 8, Note 4, Discontinued Operations for additional information.
(10)Amount reflects continuing operations.
(11)Working capital represents total current assets less total current liabilities.
(12)Total debt represents long-term debt, net of an unamortized debt issuance costs, plus the current portion of long-term debt and finance lease liabilities.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of results of operations and financial condition includes periods prior to the acquisitions of Centa Power Transmission (Centa Antriebe Kirschey GmbH) ("Centa"), Centa MP (Hong Kong) Co., Limited ("Centa China"), and the assets of East Creek Corporation ("StainlessDrains.com"), Just Manufacturing Company ("Just Manufacturing") and Hadrian Manufacturing Inc., as well as the stock of Hadrian Inc. (Hadrian Inc. and Hadrian Manufacturing Inc. are collectively referred to as "Hadrian"). Our financial performance includes World Dryer subsequent to October 4, 2017, Centa subsequent to February 9, 2018, Centa China subsequent to January 23, 2019, the Stainlessdrains.com business subsequent to May 10, 2019, the Just Manufacturing business subsequent to January 28, 2020, and the Hadrian business subsequent to December 11, 2020, the respective dates of their acquisitions. Accordingly, the discussion and analysis does not reflect the impact of World Dryer, Centa, Centa China, Stainlessdrains.com, Just Manufacturing or Hadrian transactions prior to the respective closing dates.
    We completed the sale of our VAG business on November 26, 2018, and, accordingly, the results of operations and financial condition associated with the VAG business have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition excludes the VAG business from our Water Management platform.
    You should read the following discussion of our financial condition and results of operations together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. Following the end of fiscal 2020, we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020 is referred to as the Transition Period. Fiscal years prior to and including fiscal year 2020 ended on March 31 of each calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020. Our fiscal year 2021 commenced on January 1, 2021.
    This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" in Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also "Cautionary Notice Regarding Forward-Looking Statements" found elsewhere in this report.
    The information contained in this section is provided as a supplement to the consolidated financial statements and the related notes included elsewhere in this transition report on Form 10-K to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. This section is organized as follows:
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
    Results of Operations. This section provides an analysis of our results of operations for nine months ended December 31, 2020 and 2019, and our fiscal years ended March 31, 2020, and 2019, in each case as compared to the prior period's performance.
    Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
    Covenant Compliance. This section provides a description of certain restrictive covenants with which our credit agreement requires us to comply.
    Liquidity and Capital Resources. This section provides an analysis of our cash flows for our nine months ended December 31, 2020 and 2019, and fiscal years ended March 31, 2020 and 2019, as well as a discussion of our indebtedness and its potential effects on our liquidity.
    Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of December 31, 2020.

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
    The largest component of our cost of sales is cost of materials, which represented approximately 33% of net sales in the nine months ended December 31, 2020. The principal materials used in our Process & Motion Control manufacturing processes, which are available from numerous sources, include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. Within Water Management, we purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet plastic and zinc. We have a strategic sourcing program that is intended to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
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

    Revenue recognition. Under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of our product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from our manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
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
Receivables. Receivables are stated net of allowances for doubtful accounts of $3.4 million at December 31, 2020 and $3.4 million at March 31, 2020. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
    Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 59% and 61% of the Company’s total inventories as of December 31, 2020 and March 31, 2020 were valued using the "last-in, first-out" (LIFO) method. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
    In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $5.9 million, $4.6 million and $3.1 million, during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, respectively.
    Purchase accounting and business combinations. Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We review and consider input from outside specialists, if and when appropriate to develop discount rates, and use estimates and assumptions about the future performance of the business to accurately value assets acquired and liabilities assumed at the acquisition date. We may refine these estimates during the measurement period, which may be up to one year from the acquisition date. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations.
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

    Our recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually as of October 1 each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist, using a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). We perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill. Our annual impairment test performed during the Transition Period, indicated that the fair value of the Company's indefinite-lived intangible assets and reporting units significantly exceeded their carrying value; therefore, no impairment was present.
    In connection with our ongoing supply chain optimization and footprint repositioning initiatives, we have taken several actions to consolidate existing manufacturing facilities and rationalize our product offerings. These actions require us to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives of such assets require adjustment. We recognized impairment charges of tangible fixed assets of $1.9 million, $0.0 million and $0.3 million during the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019.
    See Item 8, Note 5, Restructuring and Other Similar Charges for more information. The impairment of fixed assets and intangible assets was determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Refer to Item 8, Note 13, Fair Value Measurements for additional information.
    During fiscal 2018, we recognized a non-cash impairment charge of $111.2 million, representing the entire balance of goodwill within the VAG reporting unit, as of March 31, 2018. The fair value of the VAG reporting unit was estimated using both an income valuation model (discounted cash flow) and a market approach in the then market environment. During the period leading up to the disposition of VAG in fiscal 2019, we continuously assessed the carrying value of the net assets of the VAG business compared to the value implied by the bids we received in connection with the sale process. As a result of this assessment, prior to the disposition of the VAG business in fiscal 2019, we recorded additional non-cash impairment charges of $126.0 million to reduce the carrying value of the VAG business to its estimated fair value less costs to sell. Refer to Item 8, Note 4, Discontinued Operations for additional information.
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
    We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019, we recognized non-cash actuarial (loss) gain of $(1.6) million, $(36.6) million and $0.4 million, respectively, in connection with re-measurements of the plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16, Retirement Benefits for additional information.
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

We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of December 31, 2020 and March 31, 2020, our liability for unrecognized tax benefits was $18.6 million and $14.8 million, respectively.

    We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain state tax credit carryforwards, and continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain U.S. state NOL carryforwards. As of December 31, 2020 and March 31, 2020, valuation allowances of $37.5 and $39.4 million, respectively, were recorded against our deferred tax assets. See Item 8 Note 17, Income Taxes for additional information.
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
    We estimate that our available insurance to cover our potential asbestos liability as of December 31, 2020, is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.

Recent Accounting Pronouncements

    See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.

Overview of Recent Developments
COVID-19 pandemic
The ongoing coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers are also experiencing similar negative impacts from the COVID-19 pandemic. As of December 31, 2020, essentially all of our global facilities are operating with only intermittent interruptions and we are not currently experiencing any significant issues with respect to our distribution operations and supply chains. We remain focused on the health and well-being of our associates and have undertaken numerous actions within our offices and manufacturing sites that are intended to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.
During the Transition Period, we experienced a reduction in market demand in our Process & Motion Control platform and several businesses within our Water Management platform as customers reacted to the COVID-19 pandemic. However, we did experience increased demand for our touchless and hygienic solutions products in our Water Management platform.
In order to reduce our cash outflows during the last nine months, we implemented furloughs, workforce reductions and reductions of non-essential spending. We elected to end most furlough activity as our results improved during the quarterly period ended September 30, 2020. Our objective with these measures was to control the downside risk to our financial results, while ensuring that we maintain the capacity to fully participate in the eventual recovery of certain of our businesses. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could continue to have on our operations, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to shutdown or temporarily discontinue operations in certain locations, and the impact of the pandemic on various business activities in affected countries and the economy generally, it could continue to adversely affect our financial condition, results of operations and cash flows.
Discontinued Operations
    During the year ended March 31, 2019, we completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized in the year ended March 31, 2020. As a result of these adjustments and other related costs, we recognized an additional $1.8 million loss on the sale of discontinued operations during fiscal 2020. No additional loss on the sale of discontinued operations was recognized during the nine months ended December 31, 2020.
    The major components of the Loss from discontinued operations, net of tax associated with the VAG business presented in the consolidated statements of operations for the transition period ended December 31, 2020 and fiscal years ended March 31, 2020 and 2019 are included in the table below (in millions):

	Nine Months Ended	Fiscal Years Ended
	December 31, 2020	March 31, 2020	March 31, 2019 (2)
Net sales	$—	$—	$124.3
Cost of sales	—	—	94.9
Selling, general and administrative expenses	—	—	35.1
Amortization of intangible assets	—	—	0.3
Non-cash asset impairments (1)	—	—	126.0
Loss on sale of discontinued operations	—	1.8	22.5
Other non-operating expenses, net	—	—	3.2
Loss from discontinued operations before income tax	—	(1.8)	(157.7)
Income tax benefit	—	—	3.0
Loss from discontinued operations, net of tax	$—	$(1.8)	$(154.7)
____________________
(1)We recorded non-cash impairments of $126.0 million for the year ended March 31, 2019 to reflect the estimated fair value less costs to sell the VAG business based on the value of the preliminary bids received at that time.
(2)Results from operations for the fiscal year ended March 31, 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.

See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Costs
    During the nine months ended December 31, 2020, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of COVID-19 and its effects on the global economy, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
    We recorded restructuring charges of $14.6 million, $15.5 million and $12.1 million for the nine months ended December 31, 2020, and the fiscal years ended March 31, 2020 and 2019, respectively. See Item 8, Note 5, Restructuring and Other Similar Costs for more information.

Results of Operations
Nine Months Ended December 31, 2020 Compared with the Nine Months Ended December 31, 2019
Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2020	December 31, 2019	Change	% Change
Process & Motion Control	$870.4	$994.6	$(124.2)	(12.5)%
Water Management	562.7	526.7	$36.0	6.8%
Consolidated	$1,433.1	$1,521.3	$(88.2)	(5.8)%

Process & Motion Control
    Process & Motion Control net sales were $870.4 million and $994.6 million for the nine months ended December 31, 2020 and 2019, respectively. Both net sales and core sales decreased 12% year over year as a result of a reduction in market demand across the majority of our end markets and geographies as customers reacted to and changed buying patterns given the current COVID-19 pandemic.

Water Management

    Water Management net sales were $562.7 million for the nine months ended December 31, 2020, a 7% increase year over year. Excluding a 4% increase in net sales associated with our acquisitions of Just Manufacturing and Hadrian, core net sales increased 3% year over year. The increase in core net sales is primarily the result of increased demand for our touchless and hygienic solutions partially offset by reduced overall market demand resulting from the current COVID-19 pandemic.
Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2020	December 31, 2019	Change	% Change
Process & Motion Control	$108.3	$167.0	$(58.7)	(35.1)%
% of net sales	12.4%	16.8%	(4.4)%
Water Management	126.0	121.3	4.7	3.9%
% of net sales	22.4%	23.0%	(0.6)%
Corporate	(45.9)	(42.0)	(3.9)	9.3%
Consolidated	$188.4	$246.3	$(57.9)	(23.5)%
% of net sales	13.1%	16.2%	(3.1)%
Process & Motion Control
    Process & Motion Control income from operations for the nine months ended December 31, 2020 was $108.3 million, or 12.4% of net sales, as compared to $167.0 million, or 16.8% of net sales, for the nine months ended December 31, 2019. Income from operations as a percentage of net sales decreased by 440 basis points year over year primarily as a result of the lower sales volume and higher year-over-year restructuring and non-cash stock option expense, partially offset by our cost reduction and productivity initiatives, including those related to COVID-19 as discussed above.
Water Management
    Water Management income from operations was $126.0 million for the nine months ended December 31, 2020, or 22.4% of net sales, compared to income from operations of $121.3 million, or 23.0% of net sales, for the nine months ended December 31, 2019. Income from operations as a percentage of net sales decreased 60 basis points year-over-year as incremental restructuring costs, purchase accounting fair value adjustments and non-cash stock option expense more than offset the incremental profit generated on higher sales and benefits associated with our ongoing cost reduction and productivity initiatives.
Corporate
    Corporate expenses were $45.9 million for the nine months ended December 31, 2020 and $42.0 million for the nine months ended December 31, 2019. The increase in corporate expenses is primarily the result of higher year-over-year non-cash stock based compensation expense.
Interest expense, net
    Interest expense, net was $36.6 million during the nine months ended December 31, 2020 compared to $45.2 million during the nine months ended December 31, 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates following the $100.0 million voluntary prepayment and refinancing of our term loan during the three months ended December 31, 2019. See Item 8, Note 11 Long-Term Debt for more information.
Gain on extinguishment of debt
    During the nine months ended December 31, 2019, we recognized a $1.0 million gain on the extinguishment of debt, consisting of a $3.2 million gain in connection with the forgiveness of the remaining net debt associated with the New Market Tax Credit program, partially offset by a $2.2 million loss in connection with the refinancing of our term loan and a $100.0 million voluntary prepayment made on our term loan. There were no gains or losses on debt extinguishment recognized during the nine months ended December 31, 2020.

Actuarial loss on pension and postretirement benefit obligations
Actuarial loss on pension and postretirement benefit obligations for the nine months ended December 31, 2020, was $1.6 million compared to a loss of $0.8 million for the nine months ended December 31, 2019. The non-cash actuarial loss recognized for the nine months ended December 31, 2020, was primarily due to favorable asset performance and contributions made to the plan partially offset by decreases in the discount rate assumptions utilized within the annual remeasurement of our defined benefit plans. The non-cash actuarial loss recognized for the nine months ended December 31, 2019 was the result of the termination of a domestic pension plan. See Item 8, Note 16 Retirement Benefits for more information.
Other expense (income), net
    Other income, net for the nine months ended December 31, 2020, was $4.5 million compared to other expense, net of $0.2 million for the nine months ended December 31, 2019. Other expense (income), net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
Provision for income taxes
    The income tax provision for the nine months ended December 31, 2020 was $36.3 million, or an effective rate of 23.5%. The effective income tax rate for the nine months ended December 31, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the limitation on the deduction relating to executive compensation and the accrual of various state income taxes, partially offset by the reduction in previously accrued income taxes associated with global intangible low-taxed income (“GILTI”) as a result of electing the high-tax exception and the recognition of net tax benefits associated with foreign derived intangible income (“FDII”). The income tax provision for the nine months ended December 31, 2019 was $47.7 million, or an effective tax rate of 23.7%. The effective income tax rate for the nine months ended December 31, 2019 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, the recognition of net tax benefits associated with FDII and the recognition of tax benefits associated with foreign country enacted rate reductions.

Net income from continuing operations
    Our net income from continuing operations for the nine months ended December 31, 2020, was $118.6 million, compared to net income from continuing operations of $153.6 million for the nine months ended December 31, 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $0.96 for the nine months ended December 31, 2020, as compared to $1.24 per share for the nine months ended December 31, 2019.
Net income attributable to Rexnord common stockholders
    Our net income attributable to Rexnord common stockholders for the nine months ended December 31, 2020, was $118.2 million compared to $137.2 million for the nine months ended December 31, 2019. Diluted net income per share attributable to Rexnord common stockholders was $0.96 for the nine months ended December 31, 2020, compared to $1.22 for the nine months ended December 31, 2019. The loss from discontinued operations, net of tax, was $1.8 million for the nine months ended December 31, 2019. The year-over-year change in net income attributable to Rexnord common stockholders is primarily the result of the factors described above, partially offset by the reduction of dividends paid on shares of preferred stock, which were converted to common stock during the nine months ended December 31, 2019.

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
Actuarial (loss) gain on pension and postretirement benefit obligations
Actuarial (loss) gain on pension and postretirement benefit obligations in fiscal 2020 was $(36.6) million compared to $0.4 million in fiscal 2019. The non-cash actuarial loss recognized during fiscal 2020 was primarily the result of decreases in discount rates coupled with lower than expected asset return, partially offset by decreases in life expectancy assumptions utilized within the annual remeasurement of our defined benefit plans. In fiscal 2019, the recognition of $0.4 million of non-cash actuarial gains was primarily due to a foreign defined benefit plan settlement, offset by improved demographic and claims experience associated with our other postretirement benefit plans. See Item 8, Note 16 Retirement Benefits for more information.
Other expense (income), net
Other expense, net for fiscal 2020 was $3.8 million compared to other expense, net of $1.6 million in fiscal 2019. Other expense, net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
Provision for income taxes
     The income tax provision in fiscal 2020 was $54.1 million, or an effective rate of 22.9%. The effective income tax rate for fiscal 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations, the recognition of income tax benefits associated with share-based payments, the recognition of net tax benefits associated with FDII and the recognition of tax benefits associated with foreign country enacted rate reductions. The income tax provision in fiscal 2019 was $53.4 million, or an effective tax rate of 22.4%. The effective income tax rate for fiscal 2019 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional taxes associated with GILTI and the accrual of various state income taxes, substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of applicable statutes of limitations, the recognition of net tax benefits associated with FDII, the recognition of excess tax benefits associated with share-based payments and the recognition of a tax benefits associated with foreign country enacted rate reductions.
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
Core sales
    Core sales excludes the impact of acquisitions (such as the Hadrian, Just Manufacturing, Stainlessdrains.com, Centa and World Dryer acquisitions), divestitures (such as the VAG business) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
    Adjusted EBITDA (as described below in "Covenant Compliance") is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Rexnord common stockholders in the nine months ended December 31, 2020, of $118.2 million and Adjusted EBITDA for the same period of $307.5 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter (it was 2.3 to 1.0 at December 31, 2020). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
    The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2020, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
    Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the nine months ended December 31, 2020.

(in millions)	Nine months ended December 31, 2019	Fiscal year ended March 31, 2020	Nine Months Ended December 31, 2020	Twelve months ended December 31, 2020
Net income attributable to Rexnord common stockholders	$137.2	$165.7	$118.2	$146.7
Dividends on preferred stock	14.4	14.4	—	—
Non-controlling interest income	0.2	0.3	0.4	0.5
Loss from discontinued operations, net of tax (1)	1.8	1.8	—	—
Equity method investment income	(0.2)	—	(0.2)	—
Provision for income taxes	47.7	54.1	36.3	42.7
Actuarial loss on pension and postretirement benefit obligations	0.8	36.6	1.6	37.4
Other expense (income), net (2)	0.2	3.8	(4.5)	(0.9)
Gain on the extinguishment of debt	(1.0)	(1.0)	—	—
Interest expense, net	45.2	58.6	36.6	50.0
Depreciation and amortization	64.3	86.6	67.0	89.3
EBITDA	310.6	420.9	255.4	365.7
Adjustments to EBITDA:
Restructuring and other similar charges (3)	8.9	15.5	14.6	21.2
Stock-based compensation expense	18.7	26.9	36.6	44.8
LIFO adjustments (4)	(2.2)	(4.1)	—	(1.9)
Acquisition-related fair value adjustment	0.7	1.7	1.2	2.2
Other, net (5)	(0.5)	(0.7)	(0.3)	(0.5)
Subtotal of adjustments to EBITDA	25.6	39.3	52.1	65.8
Adjusted EBITDA	336.2	460.2	307.5	431.5
Pro forma adjustment for acquisitions (6)				6.8
Pro forma Adjusted EBITDA				438.3
Consolidated indebtedness (7)				$1,018.4
Total net leverage ratio (8)				2.3
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
(6)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisitions of Just Manufacturing and Hadrian, which was permitted by our credit agreement. The pro forma adjustment includes the period from January 1, 2020, through the dates of the Just Manufacturing and Hadrian acquisitions. See Item 8, Note 3, Acquisitions and Divestitures for more information.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $173.1 million (as defined by the credit agreement) at December 31, 2020.
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
    As of December 31, 2020, we had $255.6 million of cash and cash equivalents and $339.2 million of additional borrowing capacity ($261.0 million of available borrowings under our revolving credit facility and $78.2 million available under our accounts receivable securitization program). As of December 31, 2020, the available borrowings under our credit facility and accounts receivable securitization were reduced by $10.5 million due to outstanding letters of credit. As of March 31, 2020, we had $573.4 million of cash and approximately $28.6 million of additional borrowing capacity ($9.3 million of available borrowings under our revolving credit facility and $19.3 million available under our accounts receivable securitization program). As of March 31, 2020, the available borrowings under our credit facility and accounts receivable securitization were reduced by $325.0 million of borrowings outstanding and $10.4 million due to outstanding letters of credit.
    Both our revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe our resources are adequate for expected needs.
Cash Flows
Nine Months Ended December 31, 2020 Compared with the Nine Months Ended December 31, 2019
    Net cash provided by operating activities in the nine months ended December 31, 2020, was $196.3 million compared to $174.7 million in the nine months ended December 31, 2019. The timing of payments on accrued expenses were partially offset by lower net income generated during the nine months ended December 31, 2020.
    Cash used for investing activities was $122.5 million in the nine months ended December 31, 2020 compared to $49.0 million in the nine months ended December 31, 2019. Investing activities in the nine months ended December 31, 2020, included $102.0 million of net cash used to fund the acquisitions of Hadrian and the remaining non-controlling interest in a Process & Motion Control joint venture, whereas the nine months ended December 31, 2019, included $25.1 million of net cash used in connection with acquisitions of Stainlessdrains.com and remaining non-controlling interest in a different Process and Motion Control joint venture . We invested $28.3 million in capital expenditures in the nine months ended December 31, 2020, compared to $25.5 million in the nine months ended December 31, 2019. We also received $7.8 million in connection with the disposition of certain long-lived assets in the nine months ended December 31, 2020, compared to $2.9 million in the nine months ended December 31, 2019.
    Cash used for financing activities was $409.6 million in the nine months ended December 31, 2020 compared to cash used for financing activities of $138.5 million in the nine months ended December 31, 2019. During the nine months ended December 31, 2020, we utilized a net $330.4 million of cash for payments on outstanding debt, $59.3 million of cash for repurchases of our common stock and $28.8 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the nine months ended December 31, 2020 also includes $18.3 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based payment awards. During the nine months ended December 31, 2019, we utilized a net $110.3 million of cash for payments on outstanding debt (including $100.0 million for a voluntary prepayment on our term loan), $20.0 million for repurchases of our common stock and $17.4 million for the payment of preferred stock dividends. Cash used for financing activities during the nine months ended December 31, 2019 also includes $16.8 million of cash proceeds associated with stock option exercises, partially offset by $7.6 million of cash used for the payment of withholding taxes on employees' share-based payment awards.
Fiscal Year Ended March 31, 2020 Compared with the Fiscal Year Ended March 31, 2019
    Net cash provided by operating activities in fiscal 2020 was $298.6 million compared to $258.1 million in fiscal 2019. Incremental profit generated during fiscal 2020 was partially offset by higher trade working capital and the timing of payments on accrued expenses.
    Cash used for investing activities was $123.1 million in fiscal 2020 compared to $53.3 million in fiscal 2019. Investing activities in fiscal 2020 included $84.5 million of net cash used to fund our acquisitions of Stainlessdrains.com and Just Manufacturing, whereas fiscal 2019 included $23.4 million of net cash used to fund fiscal 2019 acquisitions. We invested $41.4 million in capital expenditures in fiscal 2020 compared to $44.9 million in fiscal 2019.
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

Tabular Disclosure of Contractual Obligations
    The table below lists our contractual obligations at December 31, 2020 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$625.0	$—	$—	$625.0	$—
4.875% Senior Notes due 2025 (2)	500.0	—	—	500.0	—
Other long-term debt	73.8	2.4	5.0	5.8	60.6
Interest on long-term debt obligations (3)	211.2	40.1	79.8	63.3	28.0
Purchase commitments	167.7	157.2	8.0	2.5	—
Operating lease obligations	87.8	16.1	29.3	17.9	24.5
Pension and post-retirement plans (4)	116.4	21.2	45.7	49.5	See note (4)
Totals	$1,781.9	$237.0	$167.8	$1,264.0	$113.1
_______________________
(1)Excludes unamortized debt issuance costs of $3.5 million at December 31, 2020.
(2)Excludes unamortized debt issuance costs of $3.7 million at December 31, 2020.
(3)Interest on long-term debt obligations represents the cash interest expense using a LIBOR-based forecast.
(4)Represents expected pension and post-retirement contributions and benefit payments to be paid directly by Rexnord. Contributions and benefit payments beyond fiscal 2026 cannot be reasonably estimated.
    Prior to the quarter ended March 31, 2020, we considered the earnings in all of our foreign subsidiaries as permanently reinvested; and as such, had not recorded deferred income taxes with respect to such earnings. However, in consideration of the challenging economic environment created by COVID-19 and in light of favorable changes incorporated in U.S. Tax Reform with respect to repatriation of foreign earnings, we determined effective as of the fourth quarter ended March 31, 2020 that unremitted earnings existing in Germany, Italy, the Netherlands and the United Kingdom are no longer permanently reinvested. As a result of U.S. Tax Reform, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, we determined that the deferred tax liability associated with the repatriation of the current undistributed earnings of approximately $41.6 million from the applicable subsidiaries located in these tax jurisdictions would be minimal, if any. No provision has been made for U.S. federal income taxes related to approximately $117.8 million of the remaining undistributed earnings of foreign subsidiaries considered to be permanently reinvested; see Item 8, Note 17, Income Taxes for further information.

    We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $18.6 million as of December 31, 2020, have been excluded from the contractual obligations table above. See Item 8, Note 17, Income Taxes for more information related to our unrecognized tax benefits.
Additionally, the deferred compensation liability of $11.9 million as of December 31, 2020, has been excluded from the contractual obligations table above, as we are unable to reasonably estimate the timing of the payments or the amount by which the liability will increase over time. See Item 8, Note 16, Retirement Benefits for more information related to our deferred compensation plan.
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

Indebtedness
    As of December 31, 2020 we had $1,191.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2020	Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$621.5	$—	$621.5
4.875% Senior Notes due 2025 (2)	496.3	—	496.3
Other subsidiary debt (3)	73.8	2.4	71.4
Total	$1,191.6	$2.4	$1,189.2
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $3.5 million at December 31, 2020.
(2)Includes unamortized debt issuance costs of $3.7 million at December 31, 2020.
(3)Consists primarily of finance lease obligations. See more information related to finance leases within Item 8, Note 14, Leases.
    See Item 8, Note 11, Long-Term Debt for a description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
    We do not have any off-balance sheet or non-consolidated special-purpose entities.
Quantitative and Qualitative Disclosures about Market Risk
    We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and at times derivative financial instruments in the form of foreign currency forward contracts to cover certain known foreign currency transactional risks. We also have historically entered into interest rate derivatives to manage interest rate fluctuations.
Foreign Currency Exchange Rate Risk
    Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See Item 1A, Risk Factors for more information.
    Approximately 31% of our sales originated outside of the United States in the nine months ended December 31, 2020. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the USD changes relative to the currencies of our major markets, particularly those that are Euro-based, our reported results may vary significantly.
    Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2020, stockholders' equity decreased by $37.8 million from March 31, 2020 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of December 31, 2020, the result would have decreased stockholders' equity by approximately $51.4 million.
    As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
    As of December 31, 2020, we had not entered into foreign currency forward contracts.
Interest Rate Risk
    We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on a portion of these debt obligations.
    A portion of our indebtedness (approximately 52%) including indebtedness under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2020, our outstanding borrowings under the term loan facility were $621.5 million (net of $3.5 million unamortized debt issuance costs) and bore an effective interest rate of 1.89%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 0% floor) plus an applicable margin of 1.75%. During the nine months ended December 31, 2020 the weighted-average interest rate was 2.02% determined as LIBOR (subject to a 0% floor) plus an applicable margin of 1.75%.

    Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities are subject to a 0% LIBOR floor. Therefore, for every 100 basis point increase in the December 31, 2020 market interest rate would increase the annual interest expense under our term loan facility by approximately $6.3 million.

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
Index to Financial Statements
Rexnord Corporation and Subsidiaries
Consolidated Financial Statements
As of December 31, 2020 and March 31, 2020 and
for the nine months ended December 31, 2020, and years ended March 31, 2020, and 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rexnord Corporation and subsidiaries (the Company) as of December 31, 2020 and March 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the nine months ended December 31, 2020 and the years ended March 31, 2020 and 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and March 31, 2020, and the results of its operations and its cash flows for the nine months ended December 31, 2020 and the years ended March 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
As described in Note 3 to the consolidated financial statements, during the nine months ended December 31, 2020, the Company completed the acquisition of Hadrian Manufacturing, Inc and Hadrian Inc. (collectively “Hadrian”) for the cash purchase price of $101.7 million. The Company’s accounting for this acquisition included determining the fair value of the intangible assets acquired, which primarily included customer relationships, with residual value recorded as goodwill.
Auditing the Company's preliminary accounting for its acquisition of Hadrian was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of customer relationships of $31.6 million. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the customer relationship assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain other assumptions that form the basis of the forecasted results (e.g., revenue growth rates and estimated future cash flows). These significant assumptions are forward looking and could be affected by future economic and market conditions.

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
To test the estimated preliminary fair value of the customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies. We also performed sensitivity analyses of significant assumptions to evaluate the changes in fair value of the acquired customer relationship intangible assets that would result from changes in the assumptions.

Valuation allowances and uncertain tax positions
Description of the Matter
As described in Notes 2 and 17 to the consolidated financial statements, at December 31, 2020, the Company had gross deferred tax assets of $151.4 million, $43.9 million of which relate to net operating losses, capital losses and credit carryforwards, reduced by a $37.5 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods.
As further described in Note 17, at December 31, 2020, the Company had a liability for uncertain tax positions of $18.6 million. The Company’s uncertain tax positions are subject to audit by federal, state and foreign taxing authorities, and the resolution of such audits may span multiple years.
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
February 16, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rexnord Corporation
Opinion on Internal Control over Financial Reporting
We have audited Rexnord Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rexnord Corporation and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and March 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the nine months ended December 31, 2020 and the years ended March 31, 2020 and 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 16, 2021

Rexnord Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$255.6	$573.4
Receivables, net	274.8	334.7
Inventories	330.1	317.5
Income tax receivable	9.8	3.4
Other current assets	37.4	35.3
Total current assets	907.7	1,264.3
Property, plant and equipment, net	434.8	378.8
Intangible assets, net	524.6	514.2
Goodwill	1,370.1	1,321.9
Other assets	163.9	147.9
Total assets	$3,401.1	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$2.4	$76.4
Trade payables	129.4	185.6
Compensation and benefits	57.0	61.8
Current portion of pension and postretirement benefit obligations	3.1	3.2
Other current liabilities	125.6	128.5
Total current liabilities	317.5	455.5

Long-term debt	1,189.2	1,397.0
Pension and postretirement benefit obligations	171.4	189.6
Deferred income taxes	119.4	121.0
Other liabilities	164.3	150.3
Total liabilities	1,961.8	2,313.4

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 119,549,735 at December 31, 2020 and 119,718,631 at March 31, 2020	1.2	1.2
Additional paid-in capital	1,392.9	1,348.3
Retained earnings	116.0	85.9
Accumulated other comprehensive loss	(73.8)	(124.4)
Total Rexnord stockholders' equity	1,436.3	1,311.0
Non-controlling interest	3.0	2.7
Total stockholders' equity	1,439.3	1,313.7
Total liabilities and stockholders' equity	$3,401.1	$3,627.1

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Net sales	$1,433.1	$2,068.3	$2,050.9
Cost of sales	881.4	1,250.3	1,266.1
Gross profit	551.7	818.0	784.8
Selling, general and administrative expenses	321.7	432.8	433.1
Restructuring and other similar charges	14.6	15.5	12.1
Amortization of intangible assets	27.0	35.4	34.0
Income from operations	188.4	334.3	305.6
Non-operating (expense) income:
Interest expense, net	(36.6)	(58.6)	(69.9)
Gain on the extinguishment of debt	—	1.0	4.3
Actuarial (loss) gain on pension and postretirement benefit obligations	(1.6)	(36.6)	0.4
Other income (expense), net	4.5	(3.8)	(1.6)
Income from continuing operations before income taxes	154.7	236.3	238.8
Provision for income taxes	(36.3)	(54.1)	(53.4)
Equity method investment income	0.2	—	3.6
Net income from continuing operations	118.6	182.2	189.0
Loss from discontinued operations, net of tax	—	(1.8)	(154.7)
Net income	118.6	180.4	34.3
Non-controlling interest income	0.4	0.3	—
Net income attributable to Rexnord	118.2	180.1	34.3
Dividends on preferred stock	—	(14.4)	(23.2)
Net income attributable to Rexnord common stockholders	$118.2	$165.7	$11.1

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.98	$1.50	$1.58
Discontinued operations	$—	$(0.02)	$(1.48)
Net income	$0.98	$1.48	$0.11
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.96	$1.46	$1.53
Discontinued operations	$—	$(0.01)	$(1.25)
Net income	$0.96	$1.45	$0.28
Weighted-average number of common shares outstanding (in thousands):
Basic	120,428	111,689	104,640
Effect of dilutive equity awards	2,771	12,574	18,689
Diluted	123,199	124,263	123,329
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Net income attributable to Rexnord	$118.2	$180.1	$34.3
Other comprehensive income (loss):
Foreign currency translation and other adjustments	37.8	(24.5)	(13.4)
Change in pension and other postretirement defined benefit plans, net of tax	12.8	(3.3)	(9.1)
Other comprehensive income (loss), net of tax	50.6	(27.8)	(22.5)
Non-controlling interest income	0.4	0.3	—
Total comprehensive income	$169.2	$152.6	$11.8
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Preferred Stock (1)	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest (2)	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2018	$1.0	$—	$1,277.8	$8.0	$(74.1)	$0.1	$1,212.8
Net income	$—	$—	$—	$34.3	$—	$—	$34.3
Foreign currency translation and other adjustments	—	—	—	—	(17.9)	—	(17.9)
Change in unrealized loss on interest rate derivatives, net of $1.2 million income tax expense	—	—	—	—	4.5	—	4.5
Change in pension and other postretirement defined benefit plans, net of $2.8 million income tax expense	—	—	—	—	(9.1)	—	(9.1)
Total comprehensive income (loss)	—	—	—	34.3	(22.5)	—	11.8
Acquisition of non-controlling interest	—	—	—	—	—	2.3	2.3
Stock-based compensation expense	—	—	22.6	—	—	—	22.6
Proceeds from exercise of stock options	—	—	7.9	—	—	—	7.9
Taxes withheld and paid on employees' share-based payment awards	—	—	(3.2)	—	—	—	(3.2)
Preferred stock dividends ($57.50 per share)	—	—	(11.6)	(11.6)	—	—	(23.2)
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Net income	$—	$—	$—	$180.1	$—	$0.3	$180.4
Foreign currency translation and other adjustments	—	—	—	—	(24.5)	—	(24.5)
Change in pension and other postretirement defined benefit plans, net of $1.5 million income tax expense	—	—	—	—	(3.3)	—	(3.3)
Total comprehensive income (loss)	—	—	—	180.1	(27.8)	0.3	152.6
Acquisition of non-controlling interest	—	—	(0.3)	—	—		(0.3)
Stock-based compensation expense	—	—	26.9	—	—	—	26.9
Proceeds from exercise of stock options	—	—	36.0	—	—	—	36.0
Taxes withheld and paid on employees' share-based payment awards	—	—	(7.6)	—	—	—	(7.6)
Mandatory conversion of preferred stock to common stock (1)	0.2	—	(0.2)	—	—	—	—
Repurchase of common stock (3)	—	—	—	(100.7)	—	—	(100.7)
Common stock dividends ($0.08 per share)	—	—	—	(9.8)	—	—	(9.8)
Preferred stock dividends ($35.78 per share)	—	—	—	(14.4)	—	—	(14.4)
Balance at March 31, 2020	$1.2	$—	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
Net income	$—	$—	$—	$118.2		$0.4	$118.6
Foreign currency translation and other adjustments	—	—	—		37.8		37.8
Change in pension and other postretirement defined benefit plans, net of $3.6 million income tax benefit	—	—	—		12.8		12.8
Total comprehensive income (loss)	—	—	—	118.2	50.6	0.4	169.2
Acquisition of non-controlling interest	—	—	(0.2)	—	—	(0.1)	(0.3)
Stock-based compensation expense	—	—	35.9	—	—	—	35.9
Proceeds from exercise of stock options	—	—	18.3	—	—	—	18.3
Taxes withheld and paid on employees' share-based payment awards	—	—	(9.4)	—	—	—	(9.4)
Repurchase of common stock (3)	—	—	—	(59.3)	—	—	(59.3)
Common stock dividends ($0.24 per share)	—	—	—	(28.8)	—	—	(28.8)
Balance at December 31, 2020	$1.2	$—	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
____________________
(1)    On December 7, 2016, the Company issued 8.1 million depository shares, each of which represented a 1/20th interest in a share of 5.75% Series A Mandatory Convertible Preferred Stock (the "Series A Preferred Stock"), for an offering price of $50 per depository share. Shares of Series A Preferred Stock had a par value of $0.01 per share. During fiscal 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of the Series A Preferred Stock; see Note 19 Common Stock Purchases and Public Offerings for additional information.
(2)     During fiscal 2018, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries. During fiscal 2019, represents a 30% non-controlling interest in two Process & Motion Control controlled subsidiaries and a 5% non-controlling interest in another Process & Motion Control joint venture relationship. During fiscal 2020, represents a 30% non-controlling interest in a Process & Motion Control controlled subsidiary and a 5% non-controlling interest in another Process & Motion Control joint venture relationship. During the Transition Period, the Company acquired the remaining 30% non-controlling interest associated with the aforementioned Process & Motion Control joint ventures for a cash purchase price of $0.3 million. As a result of this transaction, the Transition Period represents a 5% non-controlling interest in the remaining Process & Motion Control joint venture relationship. Refer to Note 3, Acquisitions and Divestiture for further detail.
(3) During the nine months ended December 31, 2020 and fiscal year ended March 31, 2020, the Company repurchased and canceled 1.7 million shares and 3.6 million shares of common stock at a total cost of $59.3 million and $100.7 million at a weighted average price of $34.97 and $27.94 per share, respectively. See Note 19 Common Stock Purchases and Public Offerings for additional information.
See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Operating activities
Net income	$118.6	$180.4	$34.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40.0	51.2	58.0
Amortization of intangible assets	27.0	35.4	34.3
Non-cash discontinued operations asset impairment	—	—	126.0
Non-cash loss on sale of discontinued operations	—	—	22.5
(Gain) loss on dispositions of assets	(1.1)	(0.7)	0.5
Deferred income taxes	(7.0)	(2.8)	(27.5)
Actuarial loss (gain) on pension and postretirement benefit obligations	1.6	36.6	(0.4)
Other non-cash charges	(0.2)	3.7	7.9
Gain on extinguishment of debt	—	(1.0)	(4.3)
Stock-based compensation expense	36.6	26.9	22.6
Changes in operating assets and liabilities:
Receivables	65.1	(19.9)	(29.8)
Inventories	0.5	0.1	(24.7)
Other assets	2.4	3.2	4.1
Accounts payable	(65.1)	(3.7)	(1.3)
Accruals and other	(22.1)	(10.8)	35.9
Cash provided by operating activities	196.3	298.6	258.1

Investing activities
Expenditures for property, plant and equipment	(28.3)	(41.4)	(44.9)
Acquisitions, net of cash acquired	(102.0)	(84.5)	(23.4)
Proceeds from dispositions of long-lived assets	7.8	4.1	4.7
Cash dividend from equity method investment	—	—	1.3
Net (payment) proceeds from divestiture of discontinued operations	—	(1.3)	9.0
Cash used for investing activities	(122.5)	(123.1)	(53.3)

Financing activities
Proceeds from borrowings of debt	6.0	1,050.0	270.8
Repayments of debt	(336.4)	(835.6)	(369.0)
Repurchase of common stock	(59.3)	(100.7)	—
Payment of common stock dividends	(28.8)	(9.8)	—
Payment of preferred stock dividends	—	(17.4)	(23.2)
Proceeds from exercise of stock options	18.3	36.0	7.9
Taxes withheld and paid on employees' share-based payment awards	(9.4)	(7.6)	(3.2)
Cash (used for) provided by financing activities	(409.6)	114.9	(116.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.0	(9.5)	(13.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(317.8)	280.9	74.9
Cash, cash equivalents and restricted cash at beginning of period	573.4	292.5	217.6
Cash, cash equivalents and restricted cash at end of period	$255.6	$573.4	$292.5

See notes to consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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
Following the end of the Company's fiscal year ended March 31, 2020, the Company transitioned to a December 31 fiscal year-end date. As a result, this Form 10-K is a transition report and includes financial information for the nine-month period from April 1, 2020 to December 31, 2020 (the "Transition Period"). Prior to the Transition Period, the Company’s fiscal year ended on March 31 of each year. For example, fiscal 2020 represents the period from April 1, 2019, to March 31, 2020. See Note 12, Comparative Nine Month Financial Information for additional information.

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
    The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components and related value-added services.
    The Water Management platform designs, procures, manufactures and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing and site works products for primarily nonresidential buildings and flow control products for water and wastewater treatment infrastructure markets. During the fiscal year ended March 31 2019, the Company sold the net assets of the VAG business included within the Water Management platform. As a result, in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented. See Note 4, Discontinued Operations for additional information.
2. Significant Accounting Policies
Use of Estimates
    The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
    Certain prior year amounts have been reclassified to conform to presentation used for the Transition Period.
Revenue Recognition
    See Note 6, Revenue Recognition for the Company's policy for recognizing revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") as well as the various other disclosures required by ASC 606.

Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long term lease liability on its balance sheet. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are instead recognized on a straight-line basis over the lease term. See Note 14, Leases, for additional discussion about the Company policy for the Company's policy for accounting leases and other required disclosures.
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
Receivables
    Receivables are stated net of allowances for doubtful accounts of $3.4 million at December 31, 2020, and $3.4 million at March 31, 2020. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
    The Company’s largest customer accounted for less than 10% of consolidated net sales for the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, respectively.
Inventories
    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 59% and 61% at December 31, 2020 and March 31, 2020, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
    In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $5.9 million, $4.6 million and $3.1 million, during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, respectively.
Property, Plant and Equipment
    Property, plant and equipment are initially stated at cost. Depreciation is provided using the straight-line method over 10 to 30 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for computer hardware and software. Where appropriate, the depreciable lives of certain assets may be adjusted to reflect a change in the use of those assets, or depreciation may be accelerated in the case of an eventual asset disposal. The Company recognized accelerated depreciation of $0.8 million, $2.5 million, and $3.9 million during the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019, respectively. Accelerated depreciation is recorded within Cost of sales in the consolidated statements of operations. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangible Assets
    Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 14 years and 4 to 15 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation. Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. The Company performs its impairment test by comparing the fair value of a reporting unit, utilizing both an income valuation model (discounted cash flow) and market approach (guideline public company comparables), with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.
Impairment of Long-Lived Assets
    The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company recognized impairment charges of tangible fixed assets of $1.9 million, $0.0 million and $0.3 million during the during the nine months ended December 31, 2020 and the years ended March 31, 2020 and March 31, 2019, respectively. The impairments were determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviewed and considered input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 13, Fair Value Measurements for additional information.
Product Warranty
    The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Nine Months Ended December 31, 2020	Year Ended March 31, 2020	Year Ended March 31, 2019
Balance at beginning of period	$6.7	$7.2	$7.7
Charged to operations	3.6	1.7	1.9
Claims settled	(1.4)	(2.2)	(2.4)
Balance at end of period	$8.9	$6.7	$7.2
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
Additionally, following the issuance of the Series A Preferred Stock during the year ended March 31, 2017, the Company’s diluted net income per share was computed using the "if-converted" method. During the year ended March 31, 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of the Series A Preferred Stock. The "if-converted" method is utilized only when such calculation is dilutive to earnings per share using the treasury stock method. Under the "if-converted" method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock were converted into shares of the Company’s common stock as of the beginning of the respective period, and therefore no dividends were provided to holders of the Series A Preferred Stock.
     The computation for diluted net income per share for the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 excludes 0.5 million, 0.9 million and 1.0 million common shares due to their anti-dilutive effects, respectively.

    The following table presents the basis for income per share computations (in millions, except share amounts, which are in thousands):

	Nine Months Ended	Years Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Basic net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$118.6	$182.2	$189.0
Less: Non-controlling interest income	0.4	0.3	—
Less: Dividends on preferred stock	—	14.4	23.2
Net income from continuing operations attributable to Rexnord common stockholders	$118.2	$167.5	$165.8

Loss from discontinued operations, net of tax	$—	$(1.8)	$(154.7)

Net income attributable to Rexnord common stockholders	$118.2	$165.7	$11.1

Denominator:
Weighted-average common shares outstanding, basic	120,428	111,689	104,640

Diluted net income per share attributable to Rexnord common stockholders
Numerator:
Net income from continuing operations	$118.6	$182.2	$189.0
Less: Non-controlling interest income	0.4	0.3	—
Less: Dividends on preferred stock (1)	—	—	—
Net income from continuing operations attributable to Rexnord common stockholders	$118.2	$181.9	$189.0

Loss from discontinued operations, net of tax	$—	$(1.8)	$(154.7)

Net income attributable to Rexnord common stockholders	118.2	165.7	11.1
Plus: Dividends on preferred stock (1)	—	14.4	23.2
Net income attributable to Rexnord common stockholders	$118.2	$180.1	$34.3

Denominator:
Weighted-average common shares outstanding, basic	120,428	111,689	104,640
Effect of dilutive equity awards	2,771	2,576	2,710
Preferred stock under the "if-converted" method (2)	—	9,998	15,979
Weighted-average common shares outstanding, diluted	123,199	124,263	123,329
____________________
(1)     The "if-converted" method was dilutive for the years ended March 31, 2020 and 2019.
(2)    During the year ended March 31, 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of Series A Preferred Stock; see Note 19, Common Stock Purchases and Public Offerings for additional information.

Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the nine months ending December 31, 2020 and years ending March 31, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at March 31, 2018	$(45.9)	$(28.2)	$(74.1)
Other comprehensive loss before reclassifications	(39.4)	(8.5)	(47.9)
Amounts reclassified from accumulated other comprehensive income (loss)	26.0	(0.6)	25.4
Net current period other comprehensive loss	(13.4)	(9.1)	(22.5)
Balance at March 31, 2019	(59.3)	(37.3)	(96.6)
Other comprehensive loss before reclassifications	(24.5)	(3.6)	(28.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current period other comprehensive loss	(24.5)	(3.3)	(27.8)
Balance at March 31, 2020	(83.8)	(40.6)	(124.4)
Other comprehensive income before reclassifications	37.8	13.0	50.8
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Net current period other comprehensive income	37.8	12.8	50.6
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
    The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the nine months ending December 31, 2020 and years ending March 31, 2020 and 2019 (in millions):

Pension and postretirement plans	Nine Months Ended December 31, 2020	Year Ended March 31, 2020	Year Ended March 31, 2019	Income Statement Line Item
Amortization of prior service credit	$(0.2)	$(0.3)	$(1.5)	Other income (expense), net
Lump sum settlement	—	0.8	0.6	Actuarial (loss) gain on pension and postretirement benefit obligations
Provision for income taxes	—	(0.2)	0.3
Total, net of income taxes	$(0.2)	$0.3	$(0.6)

Foreign Currency Translation and Other
Reclassification on sale of business	$—	$—	$19.7	Loss from discontinued operations, net of tax
Net realized losses on interest rate derivatives	—	—	5.7	Interest expense, net
Reclassification on acquisition of equity method investment	—	—	1.8	Other (expense) income, net
Benefit for income taxes	—	—	(1.2)
Total	$—	$—	$26.0

Foreign Currency Translation
    Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. The Company periodically enters into foreign currency forward contracts to mitigate foreign currency volatility on certain intercompany and external cash flows expected to occur. Currency transaction (gains) losses are included in other expense (income), net in the consolidated statements of operations and totaled $(5.3) million, $3.9 million and $1.9 million for the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019, respectively.
Advertising Costs
    Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $8.0 million, $13.3 million and $11.9 million for the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019, respectively.

Research, Development and Engineering Costs
    Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $27.5 million, $40.5 million and $41.7 million for the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, respectively.
Concentrations of Credit Risk
    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, forward currency contracts and trade accounts receivable.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the nine months ended December 31, 2020. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. The Company will adopt this ASU on January 1, 2021 using a retrospective, modified retrospective or prospective basis for certain amendments, and does not expect there to be a material impact to the consolidated financial statements.
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
    In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The Company adopted this ASU on April 1, 2020 on a retroactive basis. There was no impact to the Company's consolidated financial statements upon adoption other than with respect to the updated disclosure requirements.
3. Acquisitions and Divestiture
Nine Months Ended December 31, 2020
On December 11, 2020, the Company acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian Inc. (collectively "Hadrian") for a total preliminary cash purchase price of $101.7 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform.

The acquisition has been accounted for as a business combination and was recorded by allocating the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with the acquisition resulted in goodwill of $42.8 million ($36.7 million tax deductible), other intangible assets of $32.4 million (including tradenames of $0.8 million and $31.6 million of customer relationships), $17.1 million of fixed assets, $10.0 million of trade working capital and other net liabilities of $0.6 million. The Company is continuing to evaluate the preliminary purchase price allocations for Hadrian related to the fair values assigned to intangible assets, fixed assets and net working capital acquired, which will be completed within the one year period following its acquisition date.
On October 1, 2020, the Company completed the sale of its gearbox product line in China within its Process & Motion Control platform for aggregate cash consideration of $5.8 million. The gearbox product line was not material to the Company's consolidated statements of operations or financial position and did not meet the criteria to be presented as discontinued operations. In completing the sale, the Company sold inventory, fixed assets and other intellectual property associated with the business with a carrying value of $5.0 million. In addition, the Company allocated $1.8 million of goodwill from the Process & Motion Control platform that was included in the calculation of the gain on sale of the business. The Company recognized a gain of $0.8 million within other income (expense), net in the consolidated statements of operations during the nine months ended December 31, 2020.
On November 24, 2020, the Company acquired the remaining non-controlling interest in a Process & Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.
The Company's results of operations include the acquired operations subsequent to the acquisition date. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisition have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
Year Ended March 31, 2020
On January 28, 2020, the Company acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a total cash purchase price of $59.4 million, excluding transaction costs and net of cash acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complemented the Company's existing Water Management platform.
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
These acquisitions have been accounted for as business combinations and were recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $27.3 million, other intangible assets of $40.9 million (including tradenames of $2.2 million and $38.7 million of customer relationships), $8.4 million of fixed assets, $9.1 million of trade working capital and other net liabilities of $1.5 million.
The purchase price allocations for StainlessDrains.com, which were finalized and adjusted during the year ended March 31, 2020, resulted in a reduction of goodwill of $1.2 million, related to the refinement of the estimated fair value of intangible assets acquired. The preliminary purchase price allocations for Just Manufacturing were adjusted and finalized during the nine months ended December 31, 2020, resulting in $0.8 million increase in goodwill related to the refinement of the estimated fair value of the liabilities assumed as of the acquisition date.
During the year ended March 31, 2020, the Company acquired the remaining non-controlling interest in a Process and Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.
Year Ended March 31, 2019
    On January 23, 2019, the Company acquired an additional 47.5% interest in Centa China a joint venture in which the Company previously maintained a 47.5% non-controlling interest, for $21.4 million, net of cash held by the former joint venture. The acquisition of the additional interest in Centa China, a manufacturer and distributor of premium flexible couplings and drive shafts for industrial, marine, rail and power generation applications within the Company's Process & Motion Control platform, provides the Company with the opportunity to expand its product offerings within its Asia Pacific end markets. Prior to this transaction, the Company accounted for its non-controlling interest in Centa China as an equity method investment. The acquisition of the additional 47.5% interest was considered to be an acquisition achieved in stages, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including (i) the price negotiated with the selling shareholder for the 47.5% equity interest in Centa China, (ii) an income valuation model (discounted cash flow), and (iii) current trading multiples for comparable companies. Based on this analysis, the Company recognized a $0.2 million gain on the remeasurement of the previously held equity method investment. In addition, in accordance with the authoritative guidance, the Company reclassified the historical foreign currency translation adjustments associated with the equity method investment into the statement of operations, which resulted in the recognition of a $1.8 million loss within other (expense) income, net, on the consolidated statements of operations for the year ended March 31, 2019. The final purchase price for this business combination is as follows (in millions):

Fair value of consideration transferred:
Cash paid, net of cash acquired	$21.4
Other items to be allocated to identifiable assets acquired and liabilities assumed
Book value of investment in Centa China at the acquisition date	21.8
Gain recognized from step acquisition	0.2
Fair value of remaining non-controlling interest	2.3
Total	$45.7
    The Company allocated the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation associated with this acquisition resulted in non-tax deductible goodwill of $20.5 million, other intangible assets of $20.1 million (including tradenames of $1.3 million and $18.8 million of customer relationships), $7.1 million of trade working capital and other net liabilities of $2.0 million. The preliminary purchase price allocations, which were finalized and adjusted during the year ended March 31, 2020, primarily related to the refinement of the estimated fair value of intangible assets and other working capital acquired.
    The Company's results of operations include the acquired operations subsequent to the respective acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisitions during the year ended March 31, 2019 have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
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

4. Discontinued Operations
    During the year ended March 31, 2019, the Company completed the sale of the VAG business, which was previously included within the Water Management platform. The operating results of the VAG business are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the sale of VAG represented a strategic shift that had a major impact on operations and financial results. The sale price was subject to customary working capital and cash balance adjustments, which were finalized in the year ended March 31, 2020. As a result of these adjustments and other related costs, the Company recognized an additional $1.8 million loss on the sale of discontinued operations for the year ended March 31, 2020. No additional loss on the sale of discontinued operations was recognized during the nine months ended December 31, 2020.
    The major components of the Loss from discontinued operations, net of tax presented in the consolidated statements of operations during the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 are included in the table below (in millions):

	Nine Months Ended	Years Ended
	December 31, 2020	March 31, 2020	March 31, 2019 (2)
Net sales	$—	$—	$124.3
Cost of sales	—	—	94.9
Selling, general and administrative expenses	—	—	35.1
Amortization of intangible assets	—	—	0.3
Non-cash asset impairments (1)	—	—	126.0
Loss on sale of discontinued operations	—	1.8	22.5
Other non-operating expenses, net	—	—	3.2
Loss from discontinued operations before income tax	—	(1.8)	(157.7)
Income tax benefit	—	—	3.0
Loss from discontinued operations, net of tax	$—	$(1.8)	$(154.7)
____________________
(1)The Company recorded non-cash impairments of $126.0 million during the year ended March 31, 2019 to reflect the Company's estimated fair value less costs to sell the VAG business based on the value of the preliminary bids received at that time.
(2)Results of operations during the year ended March 31, 2019 reflect the period through November 26, 2018, the date on which the sale of the VAG business was completed.
    The consolidated statements of cash flows for the prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Years Ended
	March 31, 2020	March 31, 2019
Depreciation	$—	$4.1
Amortization of intangible assets	—	0.3
Non-cash discontinued operations asset impairments	—	126.0
Non-cash loss on sale of discontinued operations	—	22.5
Capital expenditures	—	2.4
Net (payments) proceeds from divestiture of discontinued operations	(1.3)	9.0

5. Restructuring and Other Similar Charges
    During the nine months ended December 31, 2020, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As the Company continues to evaluate the impact of the COVID-19 pandemic and its effects on the global economy, the Company may also execute additional restructuring actions. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
    The following table summarizes the Company's restructuring and other similar costs incurred during the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 by classification of operating segment (in millions):

	Nine Months Ended December 31, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$8.1	$1.6	$0.3	$10.0
Asset impairment charges (1)	1.9	—	—	1.9
Contract termination and other associated costs	2.9	—	(0.2)	2.7
Total restructuring and other similar costs	$12.9	$1.6	$0.1	$14.6

	Year Ended March 31, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$12.7	$0.5	$0.1	$13.3
Contract termination and other associated costs	1.6	0.5	0.1	2.2
Total restructuring and other similar costs	$14.3	$1.0	$0.2	$15.5

	Year Ended March 31, 2019
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.6	$0.9	$0.6	$7.1
Asset impairment charges (1)	0.3	—	—	0.3
Contract termination and other associated costs	2.0	0.3	2.4	4.7
Total restructuring and other similar costs	$7.9	$1.2	$3.0	$12.1

	Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2020)
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$75.3	$10.2	$3.0	$88.5
Asset impairment charges	5.5	—	—	5.5
Contract termination and other associated costs	24.2	4.9	2.3	31.4
Total restructuring and other similar costs	$105.0	$15.1	$5.3	$125.4
____________________
(1)    In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. The impairment charges associated with these assets recognized during the nine months ended December 31, 2020, and the year ended March 31, 2019 were determined utilizing independent appraisals of the assets and were classified as Level 3 inputs within the Fair Value hierarchy.  Refer to Note 13, Fair Value Measurements for additional information.
    The following table summarizes the activity in the Company's accrual for restructuring and other similar costs for the nine months ended December 31, 2020, and year ended March 31, 2020 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued Restructuring Costs, March 31, 2019 (2)	$2.4	$—	$1.9	$4.3
Charges	13.3	—	2.2	15.5
Cash payments	(7.4)	—	(2.6)	(10.0)
Accrued Restructuring Costs, March 31, 2020 (2)	$8.3	$—	$1.5	$9.8
Charges	10.0	1.9	2.7	14.6
Cash payments	(12.2)	—	(3.5)	(15.7)
Non-cash charges	—	(1.9)	—	(1.9)
Accrued Restructuring Costs, December 31, 2020 (2)	$6.1	$—	$0.7	$6.8
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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and geography (in millions):

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Original equipment manufacturers/end users	$518.1	$766.8	$768.5
Maintenance, repair, and operations	352.3	591.4	612.1
Total Process & Motion Control	$870.4	$1,358.2	$1,380.6

Water safety, quality, flow control and conservation	$527.4	$661.0	$624.4
Water infrastructure	35.3	49.1	45.9
Total Water Management	$562.7	$710.1	$670.3

	Nine Months Ended December 31, 2020		Year Ended March 31, 2020		Year Ended March 31, 2019
	Process & Motion Control	Water Management	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$510.7	$550.2	$870.6	$694.1	$898.7	$654.5
Europe	215.0	—	298.9	—	327.5	—
Rest of world	144.7	12.5	188.7	16.0	154.4	15.8
Total	$870.4	$562.7	$1,358.2	$710.1	$1,380.6	$670.3
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
The following table presents changes in the Company’s contract assets and liabilities during the nine months ended December 31, 2020 (in millions):

	Balance Sheet Classification	March 31, 2020	Additions	Deductions	December 31, 2020
Contract Assets	Receivables, net	$0.5	$0.1	$(0.5)	$0.1
Contract Liabilities (1)	Other current liabilities	$7.3	$6.6	$(9.9)	$4.0
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
The Company has backlog of $331.4 million and $380.7 million as of December 31, 2020, and March 31, 2020, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 91% of the backlog as revenue in the year ending December 31, 2021, and the remaining 9% in the year ending December 31, 2022 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2020 and March 31, 2020, respectively, the contract assets capitalized, as well as amortization recognized in the nine months ended December 31, 2020 and year ended March 31, 2020, are not significant and there have been no impairment losses recognized.

7. Inventories
    The major classes of inventories are summarized as follows (in millions):

	December 31,	March 31,
	2020	2020
Finished goods	$164.6	$145.6
Work in progress	38.6	43.7
Purchased components	70.6	70.4
Raw materials	53.4	54.9
Inventories at First-in, First-Out ("FIFO") cost	327.2	314.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	2.9	2.9
	$330.1	$317.5

8. Property, Plant and Equipment
    Property, plant and equipment, net is summarized as follows (in millions):

	December 31,	March 31,
	2020	2020
Land	$28.3	$25.5
Buildings and improvements	288.8	231.5
Machinery and equipment	392.4	371.9
Hardware and software	47.3	43.1
Construction in-progress	31.8	26.4
	788.6	698.4
Less accumulated depreciation	(353.8)	(319.6)
	$434.8	$378.8

9. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the nine months ended December 31, 2020, and year ended March 31, 2020, by operating segment, consisted of the following (in millions):

	Goodwill
	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of March 31, 2019	$1,125.2	$174.5	$1,299.7
Acquisitions (1)	—	26.5	26.5
Purchase accounting adjustments (1)	0.4	—	0.4
Currency translation adjustments	(4.2)	(0.5)	(4.7)
Net carrying amount as of March 31, 2020	$1,121.4	$200.5	$1,321.9
Acquisitions (1)	—	42.8	42.8
Purchase accounting adjustments (1)	—	0.8	0.8
Currency translation and other adjustments (2)	3.9	0.7	4.6
Net carrying amount as of December 31, 2020	$1,125.3	$244.8	$1,370.1
______________________
(1)Refer to Note 3, Acquisitions and Divestiture for additional information regarding acquisitions.
(2)Includes $1.8 million of goodwill allocated to the China gearbox product line within the Company's Process & Motion Control platform that was sold during the nine months ending December 31, 2020. See Note 3, Acquisitions and Divestiture for additional information regarding the disposal.

    Total cumulative goodwill impairment charges as of December 31, 2020 and March 31, 2020 was $436.4 million and $434.6 million, respectively.

    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2020 and March 31, 2020 consisted of the following (in millions):

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.0	$(42.2)	$9.8
Customer relationships (including distribution network)	14 years	784.9	(578.0)	206.9
Tradenames	13 years	44.1	(17.1)	27.0
Intangible assets not subject to amortization - trademarks and tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,161.9	$(637.3)	$524.6

		March 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$51.1	$(41.2)	$9.9
Customer relationships (including distribution network)	13 years	748.0	(552.5)	195.5
Tradenames	13 years	42.1	(14.2)	27.9
Intangible assets not subject to amortization - trademarks and tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,122.1	$(607.9)	$514.2
    Intangible asset amortization expense totaled $27.0 million, $35.4 million and $34.0 million for the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019, respectively. Tradenames, and customer relationships acquired during the nine months ended December 31, 2020 were assigned a weighted-average useful life of 5 years and 18 years, respectively. Tradenames, and customer relationships acquired during the year ended March 31, 2020 were assigned a weighted-average useful life of 14 years and 19 years, respectively.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $36.7 million in 2021, $21.0 million in 2022, $18.5 million in 2023, $18.4 million in 2024, and $17.3 million in 2025.
    The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets annually as of October 1 each year, and more frequently if events or changes in circumstances indicate that an impairment may exist. The Company completed the testing of indefinite-lived intangible assets (tradenames) and goodwill for impairment as of October 1, 2020, using primarily an income valuation model (discounted cash flow) and market approach (guideline public company comparables), which indicated that the fair value of the Company's indefinite-lived intangible assets and all reporting units exceeded their carrying value; therefore, no impairment was present.

10. Other Current Liabilities
    Other current liabilities are summarized as follows (in millions):

	December 31, 2020	March 31, 2020
Contract liabilities	$4.0	$7.3
Sales rebates	35.7	35.5
Commissions	5.9	7.0
Restructuring and other similar charges (1)	6.8	9.8
Product warranty (2)	8.9	6.7
Risk management (3)	10.5	10.4
Legal and environmental	2.4	1.5
Taxes, other than income taxes	7.7	8.3
Income taxes payable	14.5	9.9
Interest payable	1.4	8.3
Current portion of operating lease liability (4)	13.3	12.8
Other	14.5	11.0
	$125.6	$128.5
___________________
(1)See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
(4)See more information related to leases within Note 14, Leases.
11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2020	March 31, 2020
Term loan (1)	$621.5	$620.8
4.875% Senior Notes due 2025 (2)	496.3	495.7
Revolving credit facility (3)	—	249.2
Securitization facility borrowings (4)	—	74.9
Finance leases and other subsidiary debt (5)	73.8	32.8
Total	1,191.6	1,473.4
Less current maturities	2.4	76.4
Long-term debt	$1,189.2	$1,397.0
____________________
(1)Includes unamortized debt issuance costs of $3.5 million and $4.2 million at December 31, 2020 and March 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $3.7 million and $4.3 million at December 31, 2020 and March 31, 2020, respectively.
(3)Includes unamortized debt issuance costs of $0.8 million at March 31, 2020.
(4)Includes unamortized debt issuance costs of $0.1 million at March 31, 2020.
(5)See more information related to finance leases within Note 14, Leases.
Senior Secured Credit Facility
    At December 31, 2020, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility (which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, as discussed below) and (ii) a $264.0 million revolving credit facility. As of December 31, 2020, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.3 to 1.0 as of December 31, 2020.

Term Debt
On November 21, 2019, the Company entered into an Incremental Assumption Agreement (the “Amendment”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and as the refinancing term lender, relating to the Credit Agreement. Prior to the Amendment, the term loan facility under the Credit Agreement, which was originally issued in an aggregate principal amount of $800.0 million, had a principal balance of $725.0 million on account of a $75.0 million voluntary prepayment by the Company during the year ended March 31, 2019 ("Prior Term Loan"). The Amendment provided for the issuance of a term loan facility in an aggregate principal amount of $725.0 million ("Term Refinancing Loan") and the proceeds were used to repay in full the aggregate principal amount of the Prior Term Loan.
The Term Refinancing Loan has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. Borrowings under the Term Refinancing Loan, as amended, bear interest at either (i) an Adjusted LIBOR Rate (subject to a 0% floor) plus an applicable margin of 1.75% (which was reduced from 2.0%) or at an alternative base rate plus an applicable margin of 0.75% (which was reduced from 1.00%). At December 31, 2020 and March 31, 2020, the borrowings under the Term Refinancing Loan and Prior Term Loan had weighted-average effective interest rates of 1.89% and 2.74%, respectively. During the nine months ended December 31, 2020 and year ended March 31, 2020, the borrowings under the Term Refinancing Loan and Prior Term Loan had weighted-average effective interest rates of 2.02% and 3.96%, respectively.
During the year ended March 31, 2020, the Company recognized a $1.5 million loss on the debt extinguishment in connection with the aforementioned Amendment, which was comprised of $0.7 million of refinancing related costs, as well as a non-cash write-off of debt issuance costs associated with previously outstanding debt of $0.8 million. Additionally, the Company capitalized $0.1 million of direct costs associated with the Term Refinancing Loan, which is being amortized over the life of the loan as interest expense using the effective interest method. Following the Amendment, the Company made a voluntary prepayment on its Term Refinancing Loan of $100.0 million during the year ended March 31, 2020. In connection with this prepayment, the Company recognized an additional $0.7 million loss on debt extinguishment to write-off a portion of the unamortized debt issuance costs.
During the year ended March 31, 2019, the Company made a voluntary prepayment on its Prior Term Loan of $75.0 million. In connection with this prepayment, the Company recognized a $0.7 million loss on debt extinguishment to write off a portion of the unamortized debt issuance costs.
Revolving Credit Facility
The Credit Agreement includes a $264.0 million revolving credit facility that has a maturity date of March 15, 2023. For revolving commitments, the Company's applicable margin above the base rate is 2.00% in the case of ABR borrowings and 3.00% in the case of Eurocurrency borrowings, subject to a net first lien leverage test. In the event the Company's net first lien leverage ratio is less than 1.5 to 1.0, its applicable margin on both ABR and Eurocurrency borrowings would decrease by twenty-five (25) basis points. The Company's net first lien leverage ratio was 2.3 to 1.0 as of December 31, 2020.
In addition to paying interest on outstanding principal, the Company is subject to a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder at a rate equal to 0.50% per annum.
At December 31, 2020, no amounts were borrowed under the revolving credit facility, and $250.0 million was borrowed under the revolving credit facility at March 31, 2020. As of and during the nine months ended December 31, 2020 borrowings under the revolving credit facility had weighted-average effective interest rates of 4.00%. As of and during the year ended March 31, 2020 borrowings under the revolving credit facility had weighted-average effective interest rates of 4.00%. As of December 31, 2020 and March 31, 2020, $3.0 million and $4.7 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit, respectively.
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
The Issuers may redeem some or all of the Notes at any time or from time to time prior to December 15, 2020, at certain "make-whole" redemption prices (as set forth in the Indenture) and after December 15, 2020, at specified redemption prices (as set forth in the Indenture). Additionally, the Issuers may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to December 15, 2020 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change of control (as defined in the Indenture), the Issuers will be required to make an offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes on the date of purchase plus accrued interest.
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
Accounts Receivable Securitization Program
On September 25, 2020, certain subsidiaries of the Company entered into an accounts receivable securitization facility (the “New Securitization”) with Mizuho Bank, Ltd. (“Mizuho”) to replace the Company’s previous $100.0 million accounts receivable securitization facility with Wells Fargo & Company (the “Previous Securitization” and, collectively with the New Securitization, referred to as the “Securitization”), which was scheduled to expire in December 2020.
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
Concurrently with the execution of the Sale Agreement, Rexnord Funding entered into a Receivables Funding and Administration Agreement (the “Funding Agreement”) with Mizuho, as a lender and administrative agent. Pursuant to the Funding Agreement, Rexnord Funding granted Mizuho a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million outstanding from time to time. Such borrowings are being used by Rexnord Funding to finance purchases of accounts receivable from the Originators pursuant to the Sale Agreement. The amount of advances available is determined based on advance rates relating to the eligibility of the receivables held by Rexnord Funding at that time. Advances bear interest based on LIBOR plus 1.30% per annum. The last date on which advances may be made is September 24, 2021, with a six-month extension option, unless the maturity of the New Securitization is otherwise accelerated. In addition to other customary fees associated with financings of this type, Rexnord Funding pays an unused line fee of 0.40% per annum to Mizuho based on any unused portion of the New Securitization.
The Securitization constitutes a “Permitted Receivables Financing” under the Company’s existing credit agreement and a “Qualified Receivables Financing” under the indenture governing the Company’s outstanding senior notes. The Securitization does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing. Any borrowings under the Securitization are accounted for as secured borrowings on the Company’s consolidated balance sheets. Financing costs associated with the Securitization are recorded within “Interest expense, net” in the consolidated statements of operations if revolving loans or letters of credit are obtained under the Securitization.
    As of December 31, 2020 and March 31, 2020, the Company's borrowing capacity under the Securitization was $85.7 million, and $100 million respectively, based on the current accounts receivables balance. As of December 31, 2020 and March 31, 2020, $0.0 million and $75.0 million was borrowed under the Securitization, respectively. In addition, $7.5 million and $5.7 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at December 31, 2020 and March 31, 2020, respectively. As of and during the nine months ended December 31, 2020, borrowings under the Securitization had weighted-average effective interest rates of 1.37% and 1.56%, respectively. As of and during the year ended March 31, 2020, borrowings under the Securitization had weighted-average effective interest rates of 2.19% and 2.09%, respectively. As of December 31, 2020, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.

Other Subsidiary Debt
    Prior to 2016, the Company received an aggregate of $9.8 million in net proceeds from financing agreements related to facility modernization projects at two North American manufacturing facilities. These financing agreements were structured with unrelated third party financial institutions (the "Investors") and their wholly-owned community development entities in connection with the Company's participation in transactions qualified under the federal New Market Tax Credit program pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Upon closing of these transactions, the Company provided an aggregate of $27.6 million to the Investor, in the form of loans receivable, with a term of 30 years bearing an interest rate of approximately 2.0% per annum. Under the terms of the financing agreements and upon meeting certain conditions, both the Investors and the Company have the ability to trigger forgiveness of the net debt. During the year ended March 31, 2019, $23.4 million of the associated loans and $17.9 million of the related loans receivable were forgiven by both the Investors and the Company resulting in a non-cash gain on debt extinguishment of $5.0 million, net of the write-off of $0.5 million of unamortized debt issuance costs associated with the forgiven debt. During the year ended March 31, 2020, the remaining $14.0 million of aggregate loans and $9.7 million of loans receivable remaining were also jointly forgiven by the Company and the Investors, resulting in a non-cash gain on debt extinguishment of $3.2 million. As of December 31, 2020, there are no outstanding balances related to the New Market Tax Credit related debt.
At December 31, 2020 and March 31, 2020, various wholly owned subsidiaries had additional debt of $73.8 million and $32.8 million, respectively, comprised primarily of finance lease obligations. For more information related to finance leases, see Note 14, Leases.
Future Debt Maturities
    Future maturities of debt and financing lease obligations as of December 31, 2020, excluding the unamortized debt issuance costs of $7.2 million, were as follows (in millions):

Years ending December 31:
2021	$2.4
2022	2.4
2023	2.6
2024	627.8
2025	503.0
Thereafter	60.6
$1,198.8
    Cash interest paid for the nine months ended December 31, 2020, and the fiscal years ended March 31, 2020 and March 31, 2019 was $41.8 million, $55.9 million and $63.8 million, respectively.

12. Comparative Nine Month Financial Information

As discussed in Note 1, Basis of Presentation and Description of Business, this Form 10-K includes financial information for the Transition Period. Consolidated Statements of Operations and Cash Flows for the nine months ended December 31, 2020 and 2019 are summarized below. All data for the nine months ended December 31, 2019, are derived from the Company's unaudited condensed consolidated financial statements.

Consolidated Statements of Operations
(in millions)

	Nine Months Ended
	December 31, 2020	December 31, 2019
		(Unaudited)

Net sales	$1,433.1	$1,521.3
Cost of sales	881.4	919.8
Gross profit	551.7	601.5
Selling, general and administrative expenses	321.7	320.0
Restructuring and other similar charges	14.6	8.9
Amortization of intangible assets	27.0	26.3
Income from operations	188.4	246.3
Non-operating (expense) income:
Interest expense, net	(36.6)	(45.2)
Gain on the extinguishment of debt	—	1.0
Actuarial loss on pension and postretirement benefit obligations	(1.6)	(0.8)
Other income (expense), net	4.5	(0.2)
Income from continuing operations before income taxes	154.7	201.1
Provision for income taxes	(36.3)	(47.7)
Equity method investment income	0.2	0.2
Net income from continuing operations	118.6	153.6
Loss from discontinued operations, net of tax	—	(1.8)
Net income	118.6	151.8
Non-controlling interest income	0.4	0.2
Net income attributable to Rexnord	118.2	151.6
Dividends on preferred stock	—	(14.4)
Net income attributable to Rexnord common stockholders	$118.2	$137.2

Basic net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.98	$1.28
Discontinued operations	$—	$(0.02)
Net income	$0.98	$1.27
Diluted net income (loss) per share attributable to Rexnord common stockholders:
Continuing operations	$0.96	$1.24
Discontinued operations	$—	$(0.01)
Net income	$0.96	$1.22
Weighted-average number of common shares outstanding (in thousands):
Basic	120,428	108,250
Effect of dilutive equity awards	2,771	15,560
Diluted	123,199	123,810

Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended
	December 31, 2020	December 31, 2019
		(Unaudited)
Operating activities
Net income	$118.6	$151.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40.0	38.0
Amortization of intangible assets	27.0	26.3
Gain on dispositions of property, plant and equipment	(1.1)	—
Deferred income taxes	(7.0)	4.9
Actuarial loss on pension and postretirement benefit obligations	1.6	0.8
Other non-cash charges	(0.2)	0.5
Gain on extinguishment of debt	—	(1.0)
Stock-based compensation expense	36.6	18.7
Changes in operating assets and liabilities:
Receivables	65.1	34.4
Inventories	0.5	(34.4)
Other assets	2.4	(18.2)
Accounts payable	(65.1)	(12.4)
Accruals and other	(22.1)	(34.7)
Cash provided by operating activities	196.3	174.7

Investing activities
Expenditures for property, plant and equipment	(28.3)	(25.5)
Acquisitions, net of cash acquired	(102.0)	(25.1)
Proceeds from dispositions of long-lived assets	7.8	2.9
Net payment from divestiture of discontinued operations	—	(1.3)
Cash used for investing activities	(122.5)	(49.0)

Financing activities
Proceeds from borrowings of debt	6.0	725.0
Repayments of debt	(336.4)	(835.3)
Repurchase of common stock	(59.3)	(20.0)
Payment of common stock dividends	(28.8)	—
Payment of preferred stock dividends	—	(17.4)
Proceeds from exercise of stock options	18.3	16.8
Taxes withheld and paid on employees' share-based payment awards	(9.4)	(7.6)
Cash used for financing activities	(409.6)	(138.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.0	(2.7)
Decrease in cash, cash equivalents and restricted cash	(317.8)	(15.5)
Cash, cash equivalents and restricted cash at beginning of period	573.4	292.5
Cash, cash equivalents and restricted cash at end of period	$255.6	$277.0

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
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2020 and March 31, 2020 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of December 31, 2020 and March 31, 2020 was approximately $1,209.3 million and $1,398.1 million, respectively. The fair value is based on quoted market prices for the same issues.
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

ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2020	March 31, 2020
Assets:
Operating ROU assets	Other assets	$71.3	$71.1
Finance ROU assets	Property, plant and equipment, net (1)	71.5	27.3
Total ROU assets		$142.8	$98.4

Liabilities:
Current
Operating	Other current liabilities	$13.3	$12.8
Finance	Current maturities of debt	2.2	0.5
Non-current
Operating	Other liabilities	60.1	63.1
Finance	Long-term debt	71.2	27.4
Total lease liabilities		$146.8	$103.8
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $3.4 million and $1.0 million as of December 31, 2020 and March 31, 2020.
    The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020
Operating lease expenses (1)	$13.8	$15.0
Finance lease expenses:
Depreciation of finance ROU assets (1)	2.4	1.0
Interest on lease liabilities (2)	2.4	1.6
Total finance lease expense	4.8	2.6
Variable and short-term lease expense (1)	4.0	4.4
Total lease expense	$22.6	$22.0
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Lease expense under operating leases totaled $18.3 million for the year ended March 31, 2019.
Future minimum lease payments under operating and finance leases as of December 31, 2020 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2021	16.1	6.1
2022	16.1	6.1
2023	13.2	6.3
2024	10.8	6.3
2025	7.1	6.3
Thereafter	24.5	88.5
Total future minimum lease payments	87.8	119.6
Less: Imputed interest	(14.4)	(46.2)
Total lease liabilities	$73.4	$73.4
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

    The weighted-average remaining lease terms and discount rates for leases are as follows:

	Nine Months Ended	Year Ended
Lease Term and Discount Rate	December 31, 2020	March 31, 2020
Weighted-average remaining lease terms (years):
Operating leases	6.3	6.7
Finance leases	19.2	27.8
Weighted-average discount rate:
Operating leases	4.8%	4.6%
Finance leases	5.4%	5.7%
    Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020
Operating cash flows from operating leases	$11.5	$14.4
Operating cash flows from finance leases	2.4	1.5
Financing cash flows from finance leases	1.1	0.4

    ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020
Operating leases	$5.1	$43.4
Finance leases	46.6	1.0

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
    The options granted under the Plan have a maximum term of 10 years after the grant date. Options and RSUs granted since fiscal 2016 generally vest ratably over 3 years. Options and RSUs granted during the Transition Period vest in two equal installments, with the first installment vesting on the first anniversary of the grant date and the second installment vesting on December 31, 2021. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the director's cessation of service. PSUs granted prior to the Transition Period generally cliff vest after 3 years. PSUs granted during the Transition Period cliff vest based on performance in the period from April 1, 2020, through December 31, 2021.

    The Plan permits the grant of awards that may deliver up to an aggregate of 13,150,000 shares of common stock. The Plan is administered by the Compensation Committee.
    During the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, the Company recorded $36.6 million, $26.9 million and $22.6 million of stock-based compensation expense, respectively (the related tax benefit on these amounts was $7.2 million for the nine months ended December 31, 2020, $6.3 million for the year ended March 31, 2020 and $5.2 million for the year ended March 31, 2019). During the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, the Company also recorded $1.8 million, $5.4 million and $1.9 million, respectively, of an excess tax benefit related to stock options exercised during each period. As of December 31, 2020, there was $35.8 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.02 years.

Stock Options
    The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Nine Months Ended	Years Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	35%	29%	30%
Weighted-average risk free interest rate	0.48%	2.27%	2.85%
Expected dividend rate	1.3%	0.0%	0.0%
    Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for options granted is based on the historical volatility of the Company's common stock price. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019 was $7.69, $9.50 and $10.59, respectively. The total fair value of options vested during the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 was $4.6 million, $10.2 million and $12.3 million, respectively.
    A summary of stock option activity during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019 is as follows:

	Nine Months Ended		Years Ended
	December 31, 2020		March 31, 2020		March 31, 2019
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	5,513,156	$22.28	7,843,911	$20.49	8,117,947	$19.50
Granted	197,565	25.54	154,934	27.50	564,666	28.88
Exercised (1)	(1,780,068)	20.92	(2,398,363)	16.65	(642,953)	14.21
Canceled/Forfeited	(67,831)	26.90	(87,326)	25.69	(195,749)	23.95
Outstanding at end of period (2)	3,862,822	$22.99	5,513,156	$22.28	7,843,911	$20.49
Exercisable at end of period (3)	3,450,079	$22.50	4,739,921	$21.61	5,833,565	$19.42
______________________
(1)The total intrinsic value of options exercised during the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 was $19.9 million, $35.1 million and $9.9 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 5.6 years at December 31, 2020, 5.4 years at March 31, 2020 and 5.5 years at March 31, 2019. The aggregate intrinsic value of options outstanding at December 31, 2020 was $63.7 million.
(3)The weighted average remaining contractual life of options exercisable was 5.3 years at December 31, 2020, 4.9 years at March 31, 2020 and 4.6 years at March 31, 2019. The aggregate intrinsic value of options exercisable at December 31, 2020 was $58.6 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	773,235	$26.41
Granted	197,565	25.54
Vested	(509,543)	25.41
Canceled/Forfeited	(48,514)	27.25
Nonvested options at end of period	412,743	$27.13

Restricted Stock Units
    During the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 the Company granted RSUs to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019 is as follows:

	Nine Months Ended		Years Ended
	December 31, 2020		March 31, 2020		March 31, 2019
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	545,275	$27.54	417,347	$25.94	368,182	$21.55
Granted	430,646	25.56	422,707	27.52	300,119	28.87
Vested	(287,696)	26.90	(253,831)	24.90	(149,531)	24.30
Canceled/Forfeited	(40,557)	27.04	(40,948)	27.29	(101,423)	21.10
Nonvested RSUs at end of period	647,668	$26.54	545,275	$27.54	417,347	$25.94

Performance Stock Units
    During the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, the Company granted PSU's to certain of its officers and employees. The PSUs granted during the nine months ended December 31, 2020, have a 21 month performance period (April 1, 2020, to December 31, 2021) while the PSUs granted during the years ended March 31, 2020 and 2019 have a three-year performance period, and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the respective performance period, will be satisfied with Rexnord common stock. A summary of PSU activity during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019 is as follows:

	Nine Months Ended		Years Ended
	December 31, 2020		March 31, 2020		March 31, 2019
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	480,186	$28.01	351,104	$27.76	453,001	$25.53
Granted	547,374	25.52	324,619	27.50	183,069	28.91
Vested	—	—	(169,748)	23.13	(217,319)	23.89
Canceled/Forfeited	(4,575)	26.23	(25,789)	26.99	(67,647)	28.37
Nonvested PSUs at end of period	1,022,985	$26.68	480,186	$28.01	351,104	$27.76
During the nine months ended December 31, 2020, PSUs were granted with vesting based on goals related to free cash flow conversion. During the years ended March 31, 2020 and 2019, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. The fair value of the portion of PSUs with vesting based on free cash flow conversion and return on invested capital is determined based on the Company's closing stock price on the date of grant.

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
    The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial (losses) gains of $(1.6) million, $(36.6) million, and $0.4 million, during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, respectively. These amounts are recorded within Actuarial (loss) gain on pension and postretirement benefit obligations in the consolidated statements of operations.
    During the year ended March 31, 2019, the Company offered participants in the defined benefit plan of Cambridge International Holdings Corp., which was acquired by the Company in fiscal 2017, the opportunity to receive a lump sum settlement as part of the termination process for that plan. During the year ended March 31, 2020, the obligations associated with the individuals that did not accept the lump sum settlement offer were transferred to an insurance company through the purchase of an annuity. The Company's cash contribution to purchase the annuity contract was $3.9 million. Following the purchase of the annuity contract, the Company has no remaining obligations to participants of this plan. The termination of this plan resulted in the recognition of $0.8 million non-cash pre-tax losses during the year ended March 31, 2020.

    The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Pension Benefits:
Service cost	$0.4	$0.5	$0.5
Interest cost	13.9	21.9	23.6
Expected return on plan assets	(13.9)	(22.5)	(24.8)
Benefit cost associated with special events:
Settlement (1)	—	0.8	0.6
Recognition of actuarial losses	1.6	35.9	0.7
Net periodic benefit cost	$2.0	$36.6	$0.6
Other Postretirement Benefits:
Service cost	$—	$—	$—
Interest cost	0.4	0.7	0.8
Amortization:
Prior service credit	(0.2)	(0.3)	(1.5)
Recognition of actuarial gains	—	(0.1)	(1.7)
Net periodic benefit expense (income)	$0.2	$0.3	$(2.4)
______________________
(1)During the year ended March 31, 2019, the Company settled the benefits of a Canadian defined benefit pension plan through either a lump-sum transfer or the purchase of an annuity from an insurance company. As a result of the settlement, the Company performed a re-measurement of the plan assets and benefit obligations for the pension plan as at March 31, 2019, which resulted in the immediate recognition of a $0.6 million non-cash actuarial loss, which is recorded within Actuarial (loss) gain on pension and postretirement obligations in the consolidated statements of operations during the year ended March 31, 2019.
In addition, during the year ended March 31, 2019, the Company offered participants in the defined benefit plan of Cambridge International Holdings Corp., which was acquired by the Company in fiscal 2017, the opportunity to receive a lump sum settlement as part of the termination process for that plan. During the year ended March 31, 2020, the obligations associated with the individuals that did not accept the lump sum settlement offer were transferred to an insurance company through the purchase of an annuity. The Company's cash contribution to purchase the annuity contract was $3.9 million. Following the purchase of the annuity contract, the Company has no remaining obligations to participants of this plan. The termination of this plan resulted in the recognition of a $0.8 million non-cash actuarial loss, which is recorded within Actuarial (loss) gain on pension and post retirement obligations in the consolidated statements of operations during the year ended March 31, 2020.
    During the nine months ended December 31, 2020, the recognition of $1.6 million of non-cash actuarial loss was due to favorable asset performance and contributions made to the plan partially offset by decreases in the discount rate utilized within the annual remeasurement of the Company's defined benefit plans. During the year ended March 31, 2020, the recognition of $36.6 million of non-cash actuarial loss was due to the Cambridge International Holdings Corp. plan termination described above and decreases in discount rates coupled with lower than expected asset return, partially offset by decreases in life expectancy assumptions utilized within the annual remeasurement of the Company's defined benefit plans. During the year ended March 31, 2019, the recognition of $0.4 million of non-cash actuarial gains was primarily due to the foreign plan settlement described above, offset by improved demographic and claims experience associated with the Company’s other postretirement benefit plans.
    The Company made contributions to its U.S. qualified pension plan trusts of $6.0 million, $0.3 million, and $1.3 million during the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, respectively.

    The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31, 2020	Year Ended March 31, 2020	Nine Months Ended December 31, 2020	Year Ended March 31, 2020
Benefit obligation at beginning of period	$(623.2)	$(623.8)	$(16.1)	$(16.9)
Service cost	(0.4)	(0.5)	—	—
Interest cost	(13.9)	(21.9)	(0.4)	(0.7)
Actuarial (losses) gains	(44.2)	(33.0)	0.2	(0.6)
Benefits paid	29.0	54.0	1.2	2.4
Plan participant contributions	—	—	(0.3)	(0.3)
Translation and other adjustments	(9.4)	2.0	—	—
Benefit obligation at end of period	$(662.1)	$(623.2)	$(15.4)	$(16.1)
Plan assets at the beginning of the period	$446.9	$480.2	$—	$—
Actual return on plan assets	73.3	15.0	—	—
Contributions	7.9	6.6	1.3	2.4
Benefits paid	(29.0)	(54.0)	(1.3)	(2.4)
Translation adjustment	4.4	(0.9)	—	—
Plan assets at end of period	$503.5	$446.9	$—	$—
Funded status of plans	$(158.6)	$(176.3)	$(15.4)	$(16.1)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.5	$0.4	$—	$—
Current liabilities	(1.7)	(1.6)	(1.4)	(1.6)
Long-term liabilities	(157.4)	(175.1)	(14.0)	(14.5)
Total net funded status	$(158.6)	$(176.3)	$(15.4)	$(16.1)
    As of December 31, 2020, the Company had pension plans with a combined projected benefit obligation of $662.1 million compared to plan assets of $503.5 million, resulting in an under-funded status of $158.6 million compared to an under-funded status of $176.3 million at March 31, 2020. The Company’s funded status improved during the nine months ended December 31, 2020 primarily due to favorable asset performance and contributions made to the plan partially offset by decreases in the discount rate assumptions. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
    Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at December 31, 2020 and March 31, 2020 consist of the following (in millions):

	As of December 31, 2020
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(0.9)	$(1.0)
Unrecognized actuarial loss (gain)	40.0	(1.2)	38.8
Accumulated other comprehensive loss (income), gross	39.9	(2.1)	37.8
Deferred income tax (benefit) provision	(10.5)	0.5	(10.0)
Accumulated other comprehensive loss (income), net	$29.4	$(1.6)	$27.8

	As of March 31, 2020
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(1.1)	$(1.2)
Unrecognized actuarial loss (gain)	56.5	(1.1)	55.4
Accumulated other comprehensive loss (income), gross	56.4	(2.2)	54.2
Deferred income tax (benefit) provision	(14.1)	0.5	(13.6)
Accumulated other comprehensive loss (income), net	$42.3	$(1.7)	$40.6

    The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	December 31, 2020	March 31, 2020	March 31, 2019	December 31, 2020	March 31, 2020	March 31, 2019
Benefit Obligations:
Discount rate	2.3%	3.1%	3.7%	2.4%	3.3%	3.9%
Rate of compensation increase	3.0%	3.0%	2.9%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.1%	3.7%	3.7%	3.3%	3.9%	4.0%
Rate of compensation increase	3.0%	2.9%	2.9%	n/a	n/a	n/a
Expected return on plan assets	4.3%	4.9%	5.1%	n/a	n/a	n/a
    In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the nine months ended December 31, 2020 and actual investment allocations at December 31, 2020 and March 31, 2020.

	Plan Assets
	December 31, 2020					March 31, 2020
	Investment Policy (1)			Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20%	-	30%	28%	27%	29%
Debt securities (including cash and cash equivalents)	55%	-	80%	64%	63%	61%
Other	0%	-	10%	8%	10%	10%
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
    The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at December 31, 2020 and March 31, 2020, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	As of December 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$9.6	$—	$—	$—	$9.6
Investment funds
Fixed income funds (2)	—	—	—	313.8	313.8
U.S. equity funds (3)	12.9	—	—	61.2	74.1
International equity funds (3)	—	—	—	37.2	37.2
Balanced funds (3)	—	—	—	6.8	6.8
Alternative investment funds (4)	—	—	—	22.1	22.1
Insurance contracts	—	—	39.9	—	39.9
Total	$22.5	$—	$39.9	$441.1	$503.5

	As of March 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$11.1	$—	$—	$—	$11.1
Investment funds
Fixed income funds (2)	—	—	—	272.4	272.4
U.S. equity funds (3)	11.7	—	—	56.2	67.9
International equity funds (3)	—	—	—	35.7	35.7
Balanced funds (3)	—	—	—	5.6	5.6
Alternative investment funds (4)	—	—	—	21.6	21.6
Insurance contracts	—	—	32.6	—	32.6
Total	$22.8	$—	$32.6	$391.5	$446.9
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
    The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended December 31, 2020 and March 31, 2020 (in millions):

Insurance Contracts
Ending balance, March 31, 2019	$29.9
Actual return on assets:
Related to assets held at reporting date	2.7
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2020	32.6
Actual return on assets:
Related to assets held at reporting date	7.3
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, December 31, 2020	$39.9

    Expected benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in millions):

Years Ending December 31:	Pension Benefits	Other Postretirement Benefits
2021	$38.6	$1.4
2022	38.4	1.4
2023	38.7	1.3
2024	37.9	1.3
2025	37.4	1.2
2026 - 2030	179.3	4.8

Pension Plans That Are Not Fully Funded
    At December 31, 2020, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $622.0 million, $617.6 million and $462.9 million, respectively.
    At March 31, 2020, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $590.5 million, $585.9 million and $413.9 million, respectively.
Other Postretirement Benefits
    The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.3% in 2021 grading down to 5.0% in 2026 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Defined Contribution Savings Plans
    The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $5.7 million, $7.7 million and $15.5 million during the nine months ended December 31, 2020, and for the years ended March 31, 2020 and March 31, 2019, respectively. During the nine months ended December 31, 2020, the Company granted 156,316 shares of common stock with a weighted average grant date fair value of $30.38 per share to eligible employees related to these plans.
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

	Fair Value as of December 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.0	$—	$—	$1.0
Corporate-owned life insurance policies (2)	—	10.7	—	10.7
Total assets at fair value	$1.0	$10.7	$—	$11.7

Deferred compensation liability at fair value (3):	$11.9	$—	$—	$11.9

	Fair Value as of March 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.7	$—	$—	$1.7
Corporate-owned life insurance policies (2)	—	5.5	—	5.5
Total assets at fair value	$1.7	$5.5	$—	$7.2

Deferred compensation liability at fair value (3):	$7.4	$—	$—	$7.4
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
17. Income Taxes
    The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as, adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, capital loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain state tax credit carryforwards, and continues to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related foreign deferred tax assets, as well as certain U.S. state NOL carryforwards.

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

Income Tax Provision
    The components of the provision for income taxes are as follows (in millions):

	Nine Months Ended December 31,	Year Ended March 31,
	2020	2020	2019
Current:
United States	$20.0	$31.3	$55.7
Non-United States	18.7	18.6	21.6
State and local	5.0	5.8	8.0
Total current	43.7	55.7	85.3
Deferred:
United States	(5.9)	1.0	(23.0)
Non-United States	1.7	(3.3)	(5.2)
State and local	(3.2)	0.7	(3.7)
Total deferred	(7.4)	(1.6)	(31.9)
Provision for income taxes	$36.3	$54.1	$53.4
    The provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Nine Months Ended December 31,	Year Ended March 31,
	2020	2020	2019
Provision for income taxes at U.S. federal statutory income tax rate	$32.5	$49.6	$50.1
State and local income taxes, net of federal benefit	2.9	5.2	5.3
Net effects of foreign rate differential	2.5	2.6	1.8
Net effects of foreign operations	2.5	2.6	1.6
Net effect to deferred taxes for changes in tax rates	0.5	(1.1)	(2.6)
Net effect to deferred taxes for U.S. Tax Reform	—	—	0.8
Net effect of U.S. Tax Reform transition tax	—	—	(0.1)
Net effects of GILTI inclusion	(2.9)	6.4	6.5
Foreign derived intangible income deduction	(1.0)	(1.9)	(1.8)
Unrecognized tax benefits, net of federal benefit	2.5	(6.8)	(7.0)
Research and development credit	(0.7)	(1.2)	(0.9)
Excess tax benefits related to equity compensation	(2.6)	(4.4)	(1.1)
§162(m) compensation limitation	2.2	2.7	1.9
Net changes in valuation allowance	(2.1)	—	(2.3)
Other	—	0.4	1.2
Provision for income taxes	$36.3	$54.1	$53.4
    The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Nine Months Ended December 31,	Year Ended March 31,
	2020	2020	2019
United States	$85.2	$159.1	$174.8
Non-United States	69.5	77.2	64.0
Income before income taxes	$154.7	$236.3	$238.8

Deferred Income Tax Assets and Liabilities
    Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	December 31, 2020	March 31, 2020
Deferred tax assets:
Compensation and retirement benefits	$57.4	$63.5
General accruals and reserves	11.4	8.7
Lease liabilities	38.7	27.7
State tax net operating loss and credit carryforwards	22.3	22.5
Federal and state capital loss carryforwards	18.2	18.2
Foreign net operating loss and interest carryforwards	3.4	5.2
Total deferred tax assets before valuation allowance	151.4	145.8
Valuation allowance	(37.5)	(39.4)
Total deferred tax assets	113.9	106.4
Deferred tax liabilities:
Property, plant and equipment	31.9	33.8
Lease ROU assets	37.7	26.2
Inventories	18.7	21.6
Intangible assets and goodwill	128.2	131.2
Other	3.6	1.0
Total deferred tax liabilities	220.1	213.8
Net deferred tax liabilities	$106.2	$107.4

Net amount on Consolidated Balance Sheets consists of:
Other assets	$13.2	$13.6
Deferred income taxes	(119.4)	(121.0)
Net long-term deferred tax liabilities	$(106.2)	$(107.4)

Management has reviewed its deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, state credit carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of December 31, 2020. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of 15 years. The majority of the foreign NOL carryforwards are generally subject to an indefinite expiration period, with the remaining being subject to either a five, nine or twenty-year expiration period.
    At December 31, 2020, the Company had approximately $457.7 million of state NOL carryforwards, expiring over various years ending through December 31, 2033. The Company has a valuation allowance of $16.0 million recorded against the related deferred tax asset. In addition, at December 31, 2020, the Company had approximately $15.5 million of foreign NOL carryforwards in which the majority of these losses can be carried forward indefinitely. There exists a valuation allowance of $1.8 million against the foreign NOL carryforwards as well as certain related deferred tax assets.
Prior to the quarter ended March 31, 2020, the Company considered the earnings in all of our foreign subsidiaries as permanently reinvested; and as such, had not recorded deferred income taxes with respect to such earnings. However, in consideration of the challenging economic environment created by COVID-19 and in light of favorable changes incorporated in U.S. Tax Reform with respect to repatriation of foreign earnings, the Company had determined effective as of the fourth quarter ended March 31, 2020 that unremitted earnings existing in Germany, Italy, the Netherlands and the United Kingdom are no longer permanently reinvested. As a result of U.S. Tax Reform, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, the Company has determined that the deferred tax liability associated with the repatriation of the current unremitted earnings of approximately $41.6 million from the applicable subsidiaries located in these tax jurisdictions would be minimal, if any. No provision has been made for United States federal income taxes related to approximately $117.8 million of the remaining undistributed earnings of foreign subsidiaries considered to be permanently reinvested. Due to U.S. Tax Reform, the additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $6.6 million, would not be expected to be significant to the Company’s consolidated financial statements.

    The Company’s total liability for net accrued income taxes as of December 31, 2020 and March 31, 2020 was $4.7 million and $6.5 million, respectively. This net amount was presented in the consolidated balance sheets as Income taxes payable (separately disclosed in Other current liabilities) of $14.5 million and $9.9 million as of December 31, 2020 and March 31, 2020, respectively; and as Income taxes receivable presented in Other current assets in the consolidated balance sheets of $9.8 million and $3.4 million as of December 31, 2020 and March 31, 2020, respectively. Net cash paid for income taxes to governmental tax authorities for the nine months ended December 31, 2020, and years ended March 31, 2020 and 2019 was $44.9 million, $72.5 million and $64.7 million, respectively.
Liability for Unrecognized Tax Benefits
    The Company's total liability for net unrecognized tax benefits as of December 31, 2020 and March 31, 2020 was $18.6 million and $14.8 million, respectively.
    The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the nine months ended December 31, 2020 and fiscal year ended March 31, 2020 (in millions):

	Nine Months Ended December 31,	Year Ended March 31,
	2020	2020
Balance at beginning of period	$13.6	$18.3
Additions based on tax positions related to the current year	2.0	1.5
Additions for tax positions of prior years	1.7	—
Reductions for tax positions of prior years	—	—
Settlements	—	(1.4)
Reductions due to lapse of applicable statute of limitations	(1.1)	(4.5)
Cumulative translation adjustment	1.1	(0.3)
Balance at end of period	$17.3	$13.6
    The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020 and March 31, 2020, the total amount of unrecognized tax benefits includes $1.6 million and $1.5 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the nine months ended December 31, 2020, and fiscal years ended March 31, 2020, and 2019 was $0.1 million, $(1.2) million, and $(1.0) million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. During the three months ended June 30, 2020, the Internal Revenue Service (the “IRS”) completed an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company paid approximately $1.5 million upon the conclusion of such examination, all of which was previously accrued in the Company’s financial statements. During the three months ended March 31, 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for the Company’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which was subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the Company’s financial statements. During the three months ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax return of one of the Company’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of the Company’s German subsidiaries are currently undergoing a corporate income and trade tax examination by the German tax authorities for the tax years or period ended March 31, 2015 through March 31, 2018. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. The Company anticipates the related fieldwork will begin during the three months ending March 31, 2021. During the three months ended September 30, 2018, the IRS completed an income tax examination of the Company’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015, and the Company paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2018, state and local income tax examinations for years ending prior to March 31, 2017 or significant foreign income tax examinations for years ending prior to March 31, 2016.
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
    Certain Water Management subsidiaries are also subject to asbestos litigation. As of December 31, 2020, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of December 31, 2020, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $59.0 million, of which Zurn expects its insurance carriers to pay approximately $42.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $59.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2020, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of December 31, 2020, the Company had a recorded receivable from its insurance carriers of $59.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the consolidated balance sheets.
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
19. Public Offering and Common Stock Repurchases
Preferred Stock
On December 7, 2016, the Company issued 8.1 million depositary shares, each of which represents a 1/20th interest in a share of Series A Preferred Stock, for an offering price of $50 per depositary share. The Company issued an aggregate of 402,500 shares of Series A Preferred Stock in connection therewith. During the year ended March 31, 2020, 402,500 shares of Series A Preferred Stock automatically converted into 16.0 million shares of the Company's common stock. The number of shares of common stock issued upon conversion was determined based on a defined average volume weighted average price per share of the Company’s common stock. Upon conversion, there were no shares of Series A Preferred Stock outstanding.
    Dividends were paid on the Series A Preferred Stock quarterly. The final dividend payment was made on November 15, 2019. During the years ended March 31, 2020 and 2019, the Company accrued $14.4 million and $23.2 million of dividends and paid $17.4 million and $23.2 million of dividends on the Series A Preferred Stock, respectively.

Issuer Repurchases of Equity Securities
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved to increase the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the nine months ended December 31, 2020, the Company repurchased 1.7 million shares of common stock at a total cost of $59.3 million at a weighted average price of $34.97 per share. During the year ended March 31, 2020, the Company repurchased 3.6 million shares of common stock at a total cost of $100.7 million at a weighted average price of $27.94 per share. The repurchased shares were canceled by the Company upon receipt. No shares of common stock were repurchased during the year ended March 31, 2019.
At December 31, 2020, a total of approximately $163.7 million of repurchase authority remained under the Repurchase Program.

20. Business Segment Information
    The Company's results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa®, and TollokTM. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.comTM, JUST® and Hadrian®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization. See Note 1, Basis of Presentation and Significant Accounting Policies for further information.
    During fiscal 2019, the Company sold its VAG business included within the Water Management platform and in accordance with the authoritative guidance, the operating results of the VAG business are reported as discontinued operations in all periods presented. See Note 4, Discontinued Operations, for further information.

Business Segment Information:
(in Millions)

	Nine Months Ended	Years Ended
	December 31, 2020	March 31, 2020	March 31, 2019
Net sales by product
Process & Motion Control:
Original equipment manufacturers/ end-users	$518.1	$766.8	$768.5
Maintenance, repair, and operations	352.3	591.4	612.1
Total Process & Motion Control	870.4	1,358.2	1,380.6
Water Management:
Water safety, quality, flow control and conservation	527.4	661.0	624.4
Water infrastructure	35.3	49.1	45.9
Total Water Management	562.7	710.1	670.3
Consolidated net sales	1,433.1	2,068.3	2,050.9
Income (loss) from operations
Process & Motion Control	108.3	228.4	226.1
Water Management	126.0	163.1	139.7
Corporate	(45.9)	(57.2)	(60.2)
Consolidated income from operations	188.4	334.3	305.6
Non-operating expense:
Interest expense, net	(36.6)	(58.6)	(69.9)
Gain on the extinguishment of debt	—	1.0	4.3
Actuarial (loss) gain on pension and postretirement benefit obligations	(1.6)	(36.6)	0.4
Other income (expense), net	4.5	(3.8)	(1.6)
Income from continuing operations before income taxes	154.7	236.3	238.8
Provision for income taxes	(36.3)	(54.1)	(53.4)
Equity method investment income	0.2	—	3.6
Net income from continuing operations	118.6	182.2	189.0
Loss from discontinued operations, net of tax	—	(1.8)	(154.7)
Net income	118.6	180.4	34.3
Non-controlling interest income	0.4	0.3	—
Net income attributable to Rexnord	118.2	180.1	34.3
Dividends on preferred stock	—	(14.4)	(23.2)
Net income attributable to Rexnord common stockholders	$118.2	$165.7	$11.1

Depreciation and Amortization
Process & Motion Control	$44.5	$59.6	$63.0
Water Management	22.2	26.5	24.9
Corporate	0.3	0.5	—
Consolidated	$67.0	$86.6	$87.9
Capital Expenditures
Process & Motion Control	$23.7	$34.6	$36.3
Water Management	4.6	6.8	6.2
Consolidated	$28.3	$41.4	$42.5

	December 31, 2020	March 31, 2020	March 31, 2019
Total Assets
Process & Motion Control	$2,627.2	$2,953.0	$2,677.7
Water Management	763.0	656.7	576.8
Corporate	10.9	17.4	5.2
Consolidated	$3,401.1	$3,627.1	$3,259.7

    Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Nine Months Ended December 31, 2020	Year Ended March 31, 2020	Year Ended March 31, 2019	December 31, 2020	March 31, 2020	March 31, 2019
United States	995.3	1,472.7	1,460.6	$306.7	$264.7	$260.7
Europe	215.0	298.9	327.5	76.4	72.9	78.9
Rest of World	222.8	296.7	262.8	51.7	41.2	43.4
	$1,433.1	$2,068.3	$2,050.9	$434.8	$378.8	$383.0
    Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.

21. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Nine Month Transition Period Ended December 31, 2020
	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020	Total
Net sales	$449.1	$493.6	$490.4	$1,433.1
Gross profit	176.9	193.1	181.7	551.7
Net income from continuing operations	35.8	45.4	37.4	118.6
Net income	35.8	45.4	37.4	118.6
Non-controlling interest income	0.2	—	0.2	0.4
Net income attributable to Rexnord	35.6	45.4	37.2	118.2
Dividends on preferred stock	—	—	—	—
Net income attributable to Rexnord common stockholders	$35.6	$45.4	$37.2	$118.2

Basic net income per share attributable to Rexnord common stockholders
Continuing operations	$0.30	$0.38	$0.31	$0.98
Net income	$0.30	$0.38	$0.31	$0.98

Diluted net income per share attributable to Rexnord common stockholders
Continuing operations	$0.29	$0.37	$0.30	$0.96
Net income	$0.29	$0.37	$0.30	$0.96

	Year Ended March 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net sales	$508.3	$521.3	$491.7	$547.0	$2,068.3
Gross profit	201.6	208.2	191.7	216.5	818.0
Net income from continuing operations	48.5	56.7	48.4	28.6	182.2
Loss from discontinued operations, net of tax	(1.8)	—	—	—	(1.8)
Net income	46.7	56.7	48.4	28.6	180.4
Non-controlling interest income (loss)	0.2	0.1	(0.1)	0.1	0.3
Net income attributable to Rexnord	46.5	56.6	48.5	28.5	180.1
Dividends on preferred stock	(5.8)	(5.8)	(2.8)	—	(14.4)
Net income attributable to Rexnord common stockholders	$40.7	$50.8	$45.7	28.5	$165.7

Basic net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.40	$0.48	$0.40	$0.23	$1.50
Discontinued operations	$(0.02)	$—	$—	$—	$(0.02)
Net income	$0.39	$0.48	$0.40	$0.23	$1.48

Diluted net income (loss) per share attributable to Rexnord common stockholders
Continuing operations	$0.39	$0.46	$0.39	$0.23	$1.46
Discontinued operations	$(0.01)	$—	$—	$—	$(0.01)
Net income	$0.38	$0.46	$0.39	$0.23	$1.45
______________________
(1)The fourth quarter of fiscal 2020 included the recognition of a $35.8 million non-cash actuarial loss in connection with performing the annual re-measurement of the Company's pension and other post-retirement obligations. Refer to Note 16, Retirement Benefits for additional information.
22. Guarantor Subsidiaries
    The following schedules present condensed consolidating financial information of the Company as of December 31, 2020 and March 31, 2020, and for the nine-month period ended December 31, 2020, and the twelve-month periods ended March 31, 2020 and 2019, for (a) Rexnord Corporation, the parent company (the "Parent") (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the "Issuers") of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the "Guarantor Subsidiaries") and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the Notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheets
December 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.2	$46.7	$208.2	$—	$255.6
Receivables, net	—	—	165.5	109.3	—	274.8
Inventories	—	—	221.8	108.3	—	330.1
Income tax receivable	—	—	8.5	1.3	—	9.8
Other current assets	—	—	18.6	18.8	—	37.4
Total current assets	0.5	0.2	461.1	445.9	—	907.7
Property, plant and equipment, net	—	—	292.8	142.0	—	434.8
Intangible assets, net	—	—	403.0	121.6	—	524.6
Goodwill	—	—	1,050.3	319.8	—	1,370.1
Investment in:
Issuer subsidiaries	1,552.6	—	—	—	(1,552.6)	—
Guarantor subsidiaries	—	3,532.2	—	—	(3,532.2)	—
Non-guarantor subsidiaries	—	—	691.8	—	(691.8)	—
Other assets	—	0.7	100.7	62.5	—	163.9
Total assets	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.3	$0.1	$—	$2.4
Trade payables	—	—	72.2	57.2	—	129.4
Compensation and benefits	—	—	36.6	20.4	—	57.0
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	1.2	77.8	46.6	—	125.6
Total current liabilities	—	1.2	190.6	125.7	—	317.5
Long-term debt	—	1,117.8	70.7	0.7	—	1,189.2
Note payable to (receivable from) affiliates, net	113.1	861.5	(1,111.6)	137.0	—	—
Pension and postretirement benefit obligations	—	—	119.2	52.2	—	171.4
Deferred income taxes	—	—	96.8	22.6	—	119.4
Other liabilities	0.7	—	101.8	61.8	—	164.3
Total liabilities	113.8	1,980.5	(532.5)	400.0	—	1,961.8
Total stockholders' equity	1,439.3	1,552.6	3,532.2	691.8	(5,776.6)	1,439.3
Total liabilities and stockholders' equity	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1

Condensed Consolidating Balance Sheets
March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.0	$0.4	$383.9	$178.1	$—	$573.4
Receivables, net	—	—	223.5	111.2	—	334.7
Inventories	—	—	224.8	92.7	—	317.5
Other current assets	—	—	20.5	18.2	—	38.7
Total current assets	11.0	0.4	852.7	400.2	—	1,264.3
Property, plant and equipment, net	—	—	256.1	122.7	—	378.8
Intangible assets, net	—	—	424.8	89.4	—	514.2
Goodwill	—	—	1,043.6	278.3	—	1,321.9
Investment in:
Issuer subsidiaries	1,381.1	—	—	—	(1,381.1)	—
Guarantor subsidiaries	—	3,324.9	—	—	(3,324.9)	—
Non-guarantor subsidiaries	—	—	621.1	—	(621.1)	—
Other assets	—	—	88.7	59.2	—	147.9
Total assets	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$75.4	$1.0	$—	$76.4
Trade payables	—	—	123.9	61.7	—	185.6
Compensation and benefits	—	—	42.4	19.4	—	61.8
Current portion of pension and postretirement benefit obligations	—	—	1.8	1.4	—	3.2
Other current liabilities	—	7.9	79.9	40.7	—	128.5
Total current liabilities	—	7.9	323.4	124.2	—	455.5
Long-term debt	—	1,290.9	101.8	4.3	—	1,397.0
Note payable to (receivable from) affiliates, net	77.9	645.4	(795.9)	72.6	—	—
Pension and postretirement benefit obligations	—	—	142.8	46.8	—	189.6
Deferred income taxes	—	—	98.6	22.4	—	121.0
Other liabilities	0.5	—	91.4	58.4	—	150.3
Total liabilities	78.4	1,944.2	(37.9)	328.7	—	2,313.4
Total stockholders' equity	1,313.7	1,381.1	3,324.9	621.1	(5,327.1)	1,313.7
Total liabilities and stockholders' equity	$1,392.1	$3,325.3	$3,287.0	$949.8	$(5,327.1)	$3,627.1

Condensed Consolidating Statements of Operations
For the Nine Months Ended December 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,065.1	$489.4	$(121.4)	$1,433.1
Cost of sales	—	—	655.9	346.9	(121.4)	881.4
Gross profit	—	—	409.2	142.5	—	551.7
Selling, general and administrative expenses	—	—	249.8	71.9	—	321.7
Restructuring and other similar charges	—	—	8.0	6.6	—	14.6
Amortization of intangible assets	—	—	22.1	4.9	—	27.0
Income from operations	—	—	129.3	59.1	—	188.4
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(32.9)	(3.9)	0.2	—	(36.6)
To affiliates	28.9	28.6	(43.9)	(13.6)	—	—
Actuarial loss on pension and postretirement benefit obligations	—	—	—	(1.6)	—	(1.6)
Other (expense) income, net	—	(0.3)	0.1	4.7	—	4.5
Income (loss) from continuing operations before income taxes	28.9	(4.6)	81.6	48.8	—	154.7
Provision for income taxes	—	—	(15.9)	(20.4)	—	(36.3)
Equity method investment income	—	—	—	0.2	—	0.2
Income (loss) before equity in income of subsidiaries	28.9	(4.6)	65.7	28.6	—	118.6
Equity in earnings of subsidiaries	89.7	94.3	28.6	—	(212.6)	—
Net income from continuing operations	118.6	89.7	94.3	28.6	(212.6)	118.6
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net income	118.6	89.7	94.3	28.6	(212.6)	118.6
Non-controlling interest income	—	—	—	0.4	—	0.4
Net income attributable to Rexnord	118.6	89.7	94.3	28.2	(212.6)	118.2
Net income attributable to Rexnord common stockholders	118.6	89.7	94.3	28.2	(212.6)	118.2

Comprehensive income	$118.6	$110.5	$106.9	$45.8	$(212.6)	$169.2

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,568.4	$661.0	$(161.1)	$2,068.3
Cost of sales	—	—	944.7	466.7	(161.1)	1,250.3
Gross profit	—	—	623.7	194.3	—	818.0
Selling, general and administrative expenses	—	—	331.3	101.5	—	432.8
Restructuring and other similar charges		—	8.8	6.7	—	15.5
Amortization of intangible assets	—	—	28.1	7.3	—	35.4
Income from operations	—	—	255.5	78.8	—	334.3
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(56.7)	(2.7)	0.8	—	(58.6)
To affiliates	10.3	41.3	(16.4)	(35.2)	—	—
(Loss) gain on the extinguishment of debt	—	(2.1)	3.3	(0.2)	—	1.0
Actuarial loss on pension and postretirement benefit obligations	—	—	(35.7)	(0.9)	—	(36.6)
Other income (expense), net	—	0.1	(1.1)	(2.8)	—	(3.8)
Income (loss) from continuing operations before income taxes	10.3	(17.4)	202.9	40.5	—	236.3
Provision for income taxes	—	(0.5)	(38.3)	(15.3)	—	(54.1)
Income (loss) before equity in income of subsidiaries	10.3	(17.9)	164.6	25.2	—	182.2
Equity in earnings of subsidiaries	170.1	188.0	23.4	—	(381.5)	—
Net income from continuing operations	180.4	170.1	188.0	25.2	(381.5)	182.2
Loss from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	180.4	170.1	188.0	23.4	(381.5)	180.4
Non-controlling interest income	—	—	—	0.3	—	0.3
Net income attributable to Rexnord	180.4	170.1	188.0	23.1	(381.5)	180.1
Dividends on preferred stock	(14.4)	—	—	—	—	(14.4)
Net income attributable to Rexnord common stockholders	166.0	170.1	188.0	23.1	(381.5)	165.7

Comprehensive income (loss)	$180.4	$167.9	$186.3	$(0.5)	$(381.5)	$152.6

Condensed Consolidating Statements of Operations
For the Year Ended March 31, 2019
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,565.0	$672.6	$(186.7)	$2,050.9
Cost of sales	—	—	977.1	475.7	(186.7)	1,266.1
Gross profit	—	—	587.9	196.9	—	784.8
Selling, general and administrative expenses	—	—	328.8	104.3	—	433.1
Restructuring and other similar charges	—	—	7.6	4.5	—	12.1
Amortization of intangible assets	—	—	27.5	6.5	—	34.0
Income from operations	—	—	224.0	81.6	—	305.6
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(68.2)	(2.0)	0.3	—	(69.9)
To affiliates	2.0	61.7	(53.2)	(10.5)	—	—
Loss (gain) on the extinguishment of debt	—	(0.7)	5.0	—	—	4.3
Actuarial gain (loss) on pension and postretirement benefit obligations	—	—	1.0	(0.6)	—	0.4
Other income (expense), net	—	0.3	3.1	(5.0)	—	(1.6)
Income (loss) from continuing operations before income taxes	2.0	(6.9)	177.9	65.8	—	238.8
Provision for income taxes	—	—	(44.5)	(8.9)	—	(53.4)
Equity method investment income	—	—	—	3.6	—	3.6
Income (loss) before equity in income of subsidiaries	2.0	(6.9)	133.4	60.5	—	189.0
Equity in earnings (loss) of subsidiaries	32.3	39.2	(51.9)	—	(19.6)	—
Net income from continuing operations	34.3	32.3	81.5	60.5	(19.6)	189.0
Loss from discontinued operations, net of tax	—	—	(42.3)	(112.4)	—	(154.7)
Net income (loss)	34.3	32.3	39.2	(51.9)	(19.6)	34.3
Non-controlling interest income	—	—	—	—	—	—
Net income (loss) attributable to Rexnord	34.3	32.3	39.2	(51.9)	(19.6)	34.3
Dividends on preferred stock	(23.2)	—	—	—	—	(23.2)
Net income (loss) attributable to Rexnord common stockholders	11.1	32.3	39.2	(51.9)	(19.6)	11.1

Comprehensive income (loss)	$34.3	$22.5	$34.1	$(59.5)	$(19.6)	$11.8

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 31, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$68.7	$249.9	$(151.3)	$29.0	$—	$196.3
Investing activities
Expenditures for property, plant and equipment	—	—	(16.7)	(11.6)	—	(28.3)
Acquisitions, net of cash acquired	—	—	(93.9)	(8.1)	—	(102.0)
Proceeds from dispositions of long-lived assets	—	—	0.6	7.2	—	7.8
Cash used for investing activities	—	—	(110.0)	(12.5)	—	(122.5)
Financing activities
Proceeds from borrowings of debt	—	—	6.0	—	—	6.0
Repayments of debt	—	(250.0)	(82.0)	(4.4)	—	(336.4)
Repurchase of common stock	(59.3)	—	—	—	—	(59.3)
Payment of common stock dividends	(28.8)	—	—	—	—	(28.8)
Proceeds from exercise of stock options	18.3	—	—	—	—	18.3
Taxes withheld and paid on employees' share-based payment awards	(9.4)	—	—	—	—	(9.4)
Cash used for financing activities	(79.2)	(250.0)	(76.0)	(4.4)	—	(409.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	18.0	—	18.0
(Decrease) increase in cash, cash equivalents and restricted cash	(10.5)	(0.1)	(337.3)	30.1	—	(317.8)
Cash, cash equivalents and restricted cash at beginning of period	11.0	0.3	384.0	178.1	—	573.4
Cash, cash equivalents and restricted cash at end of period	$0.5	$0.2	$46.7	$208.2	$—	$255.6

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$109.1	$(149.2)	$314.0	$24.7	$—	$298.6
Investing activities
Expenditures for property, plant and equipment	—	—	(30.0)	(11.4)	—	(41.4)
Acquisitions, net of cash acquired	—	—	(84.2)	(0.3)	—	(84.5)
Proceeds from dispositions of long-lived assets	—	—	2.8	1.3	—	4.1
Net payments from divestiture of discontinued operations	—	—	—	(1.3)	—	(1.3)
Cash used for investing activities	—	—	(111.4)	(11.7)	—	(123.1)
Financing activities
Proceeds from borrowings of debt	—	975.0	75.0	—	—	1,050.0
Repayments of debt	—	(825.7)	(1.3)	(8.6)	—	(835.6)
Repurchase of common stock	(100.7)	—	—	—	—	(100.7)
Payment of common stock dividends	(9.8)	—	—	—	—	(9.8)
Payment of preferred stock dividends	(17.4)		—	—	—	(17.4)
Proceeds from exercise of stock options	36.0	—	—	—	—	36.0
Taxes withheld and paid on employees' share-based payment awards	(7.6)	—	—	—	—	(7.6)
Cash (used for) provided by financing activities	(99.5)	149.3	73.7	(8.6)	—	114.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(9.5)	—	(9.5)
Increase (decrease) in cash, cash equivalents and restricted cash	9.6	0.1	276.3	(5.1)	—	280.9
Cash, cash equivalents and restricted cash at beginning of period	1.4	0.2	107.7	183.2	—	292.5
Cash, cash equivalents and restricted cash at end of period	$11.0	$0.3	$384.0	$178.1	$—	$573.4

Condensed Consolidating Statements of Cash Flows
For the Year Ended March 31, 2019
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$19.9	$75.2	$112.9	$50.1	$—	$258.1
Investing activities
Expenditures for property, plant and equipment	—	—	(33.0)	(11.9)	—	(44.9)
Acquisitions, net of cash acquired	—	—	(2.0)	(21.4)	—	(23.4)
Proceeds from dispositions of long-lived assets	—	—	4.7	—	—	4.7
Cash dividend from equity method investment	—	—	—	1.3	—	1.3
Net proceeds from divestiture of discontinued operations	—	—	3.0	6.0	—	9.0
Cash used for investing activities	—	—	(27.3)	(26.0)	—	(53.3)
Financing activities
Proceeds from borrowings of debt	—	—	268.0	2.8	—	270.8
Repayments of debt	—	(75.0)	(286.8)	(7.2)	—	(369.0)
Payment of preferred stock dividends	(23.2)	—	—	—	—	(23.2)
Proceeds from exercise of stock options	7.9	—	—	—	—	7.9
Taxes withheld and paid on employees' share-based payment awards	(3.2)	—	—	—	—	(3.2)
Cash used for financing activities	(18.5)	(75.0)	(18.8)	(4.4)	—	(116.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(13.2)	—	(13.2)
Increase in cash, cash equivalents and restricted cash	1.4	0.2	66.8	6.5	—	74.9
Cash, cash equivalents and restricted cash at beginning of period	—	—	40.9	176.7	—	217.6
Cash, cash equivalents and restricted cash at end of period	$1.4	$0.2	$107.7	$183.2	$—	$292.5

23. Subsequent Event
    On February 4, 2021, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.09 per-share to be paid on March 8, 2021, to stockholders of record as of February 19, 2021.
On February 16, 2021, the Company and Regal Beloit Corporation (“Regal”) announced that they have entered into definitive agreements whereby the Company will separate its Process & Motion Control (“PMC”) segment by way of a tax-free spin-off to the Company’s shareholders and then immediately combine it with Regal in a Reverse Morris Trust (“RMT”) transaction. Regal shareholders will own 61.4% and the Company’s shareholders 38.6% of the combined entity (“New Regal”), before a potential dividend to Regal shareholders and a corresponding ownership adjustment to the Company’s shareholders, sized at closing to ensure that RMT ownership requirements are met. This transaction is subject to regulatory approvals, Regal and Rexnord shareholder approvals, and customary closing conditions, and is expected to close in the fourth quarter of 2021.

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
Management’s Report on Internal Control Over Financial Reporting
    We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
    The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B. OTHER INFORMATION.
    None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
    The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" and in the definitive proxy statement for the Company’s annual meeting, to be held on or about May 4, 2021 (the Proxy Statement"), and to the information under the caption "Information about our Executive Officers" in Part I hereof.
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

ITEM 11. EXECUTIVE COMPENSATION.
    The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report", "Executive Compensation," and "Corporate Governance - Directors' Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
    The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	5,533,475	$22.99	1,256,767
Equity compensation plans not approved by security holders	None	None	None
Total	5,533,475	$22.99	1,256,767
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
    The Company’s consolidated financial statements included in Item 8 hereof are for the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019, and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
    The Financial Statement Schedule of the Company appended hereto for the nine months ended December 31, 2020 and years ended March 31, 2020 and 2019 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended March 31, 2019
Valuation allowance for trade and notes receivable	4.4	(1.3)	0.5	—	(0.5)	3.1
Valuation allowance for income taxes	23.0	13.3	—	2.0	(5.9)	32.4
Year Ended March 31, 2020
Valuation allowance for trade and notes receivable	3.1	0.6	0.1	(0.1)	(0.3)	3.4
Valuation allowance for income taxes	32.4	1.3	—	6.8	(1.1)	39.4
Nine Months Ended December 31, 2020
Valuation allowance for trade and notes receivable	3.4	0.4	—	—	(0.4)	3.4
Valuation allowance for income taxes	39.4	0.1	—	0.3	(2.3)	37.5
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

REXNORD CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	Chair of the Board, President and Chief Executive Officer
Date:	February 16, 2021

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

/s/ Todd A. Adams	Chair of the Board, President and Chief Executive Officer	February 16, 2021
Todd A. Adams	(Principal Executive Officer)

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	February 16, 2021
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Mark S. Bartlett	Director	February 16, 2021
Mark S. Bartlett

/s/ Thomas D. Christopoul	Director	February 16, 2021
Thomas D. Christopoul

/s/ Theodore D. Crandall	Director	February 16, 2021
Theodore D. Crandall

/s/ David C. Longren	Director	February 16, 2021
David C. Longren

/s/ George C. Moore	Director	February 16, 2021
George C. Moore

/s/ Rosemary M. Schooler	Director	February 16, 2021
Rosemary M. Schooler

/s/ John S. Stroup	Director	February 16, 2021
John S. Stroup

/s/ Peggy N. Troy	Director	February 16, 2021
Peggy N. Troy

/s/ Robin A. Walker-Lee	Director	February 16, 2021
Robin A. Walker-Lee

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005+

3.1(a)	Amended and Restated Certificate of Incorporation as amended through April 3, 2012	Exhibit 3.1 to the Company's Form 8-K dated April 3, 2012

3.1(b)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (expired by its terms)
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through May 5, 2020	Exhibit 3.1 to the Company's Form 8-K dated May 5, 2020

4.1	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Company’s Form 8-K dated December 7, 2017

4.2	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.1 hereto)	Exhibit 4.2 to the Company’s Form 8-K dated December 7, 2017

4.3	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to the Company’s Form 8-K dated December 7, 2017

4.4	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended March 31, 2020

10.1(a)	The Company's 2006 Stock Option Plan, as amended ("2006 Option Plan")* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020

10.3(a)	Rexnord Corporation Performance Incentive Plan, as amended and restated as of July 25, 2019 *	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 7, 2019

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 * (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018
10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.3(f)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded except with respect to outstanding awards)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(h)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(i)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(k)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(l)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated December 13, 2018, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated December 13, 2018

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.7	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Rexnord Corporation Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9(a)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of July 23, 2020*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.9(b)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of May 2019* (superseded)	Exhibit 10.10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 2019

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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

10.13
Amended and Restated Receivables Sale and Servicing Agreement, entered into as of September 25, 2020, by and among each of the originators signatory thereto from time to time, Rexnord Industries, LLC in its capacity as servicer thereunder and Rexnord Funding LLC, as buyer

Exhibit 10.1 to the Company's Form 8-K dated September 25, 2020

10.14
Receivables Funding and Administration Agreement, entered into as of September 25, 2020, by and among Rexnord Funding LLC as the borrower, the financial institutions signatory thereto from time to time as lenders, and Mizuho Bank, Ltd., as a lender and as administrative agent for the lenders thereunder

Exhibit 10.2 to the Company's Form 8-K dated September 25, 2020

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