Form 10-Q
period 2021-03-31
Rexnord Corp
filed 2021-04-27
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2021
Rexnord Corporation Common Stock, $0.01 par value per share	119,721,060 shares

Private Securities Litigation Reform Act Safe Harbor Statement
    Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Transition Report on Form 10-K for the transition period ended December 31, 2020, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. In addition, our previously announced transaction with Regal Beloit Corporation is subject to various risks, uncertainties and factors including, among others: the inability to complete the transaction; the inability to recognize the anticipated benefits of the proposed transaction, including due to the failure to receive required security holder approvals, or the failure of other closing conditions; and costs related to the proposed transaction; see also Part II, Item 1A, "Risk Factors" herein. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, the effects of the ongoing COVID-19 pandemic on our employees, customers and supply chain, including those related to governmental actions, all of which are uncertain at this time, may, among other impacts, heighten the effects on our business, results of operations and financial condition of the risk factors identified in our Transition Report on Form 10-K.
General
    Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, served as a transition period, and we provided one-time, nine-month transitional financial statements for the transition period in a Transition Report on Form 10-K on February 16, 2021. Prior to the transition period, our fiscal year was the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, was the period from April 1, 2019, to March 31, 2020. Our fiscal year 2021 commenced on January 1, 2021.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$307.3	$255.6
Receivables, net	310.2	274.8
Inventories	348.4	330.1
Income tax receivable	1.4	9.8
Other current assets	45.7	37.4
Total current assets	1,013.0	907.7
Property, plant and equipment, net	426.1	434.8
Intangible assets, net	516.0	524.6
Goodwill	1,371.4	1,370.1
Other assets	160.8	163.9
Total assets	$3,487.3	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$2.5	$2.4
Trade payables	179.0	129.4
Compensation and benefits	41.9	57.0
Current portion of pension and postretirement benefit obligations	3.1	3.1
Other current liabilities	129.8	125.6
Total current liabilities	356.3	317.5

Long-term debt	1,189.3	1,189.2
Pension and postretirement benefit obligations	167.9	171.4
Deferred income taxes	118.0	119.4
Other liabilities	162.9	164.3
Total liabilities	1,994.4	1,961.8

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 119,717,064 at March 31, 2021 and 119,549,735 at December 31, 2020	1.2	1.2
Additional paid-in capital	1,409.9	1,392.9
Retained earnings	154.3	116.0
Accumulated other comprehensive loss	(75.6)	(73.8)
Total Rexnord stockholders' equity	1,489.8	1,436.3
Non-controlling interest	3.1	3.0
Total stockholders' equity	1,492.9	1,439.3
Total liabilities and stockholders' equity	$3,487.3	$3,401.1
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net sales	$526.1	$547.0
Cost of sales	318.2	330.5
Gross profit	207.9	216.5
Selling, general and administrative expenses	119.3	112.8
Restructuring and other similar charges	0.6	6.6
Amortization of intangible assets	9.4	9.1
Income from operations	78.6	88.0
Non-operating expense:
Interest expense, net	(11.0)	(13.4)
Actuarial loss on pension and postretirement benefit obligations	—	(35.8)
Other expense, net	(0.4)	(3.6)
Income before income taxes	67.2	35.2
Provision for income taxes	(17.2)	(6.4)
Equity method investment income (loss)	0.1	(0.2)
Net income	50.1	28.6
Non-controlling interest income	0.1	0.1
Net income attributable to Rexnord	$50.0	$28.5

Net income per share attributable to Rexnord:
Basic	$0.42	$0.23
Diluted	$0.40	$0.23

Weighted-average number of shares outstanding (in thousands):
Basic	119,808	121,783
Effect of dilutive equity awards	3,829	2,562
Diluted	123,637	124,345

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to Rexnord	$50.0	$28.5
Other comprehensive loss:
Foreign currency translation adjustments	(1.7)	(16.3)
Change in pension and postretirement defined benefit plans, net of tax	(0.1)	(3.7)
Other comprehensive loss, net of tax	(1.8)	(20.0)
Non-controlling interest income	0.1	0.1
Total comprehensive income	$48.3	$8.6

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities
Net income	$50.1	$28.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14.1	13.2
Amortization of intangible assets	9.4	9.1
Deferred income taxes	(1.3)	(7.7)
Other non-cash expenses	0.6	2.5
Actuarial loss on pension and postretirement benefit obligations	—	35.8
Stock-based compensation expense	14.8	8.2
Changes in operating assets and liabilities:
Receivables	(36.9)	(54.3)
Inventories	(19.9)	34.5
Other assets	3.1	21.4
Accounts payable	50.7	8.7
Accruals and other	(13.4)	23.9
Cash provided by operating activities	71.3	123.9

Investing activities
Expenditures for property, plant and equipment	(9.2)	(15.9)
Acquisitions, net of cash acquired	0.4	(59.4)
Proceeds from dispositions of long-lived assets	0.7	1.2
Cash used for investing activities	(8.1)	(74.1)

Financing activities
Proceeds from borrowings of debt	—	325.0
Repayments of debt	(0.5)	(0.3)
Proceeds from exercise of stock options	2.8	19.2
Repurchase of common stock	(0.9)	(80.7)
Payment of common stock dividends	(10.8)	(9.8)
Cash (used for) provided by financing activities	(9.4)	253.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.1)	(6.8)
Increase in cash, cash equivalents and restricted cash	51.7	296.4
Cash, cash equivalents and restricted cash at beginning of period	255.6	277.0
Cash, cash equivalents and restricted cash at end of period	$307.3	$573.4

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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
    In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Following the end of the Company's fiscal year ended March 31, 2020, the Company transitioned to a December 31 fiscal year-end date. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Transition Report on Form 10-K for the nine-month transition period ended December 31, 2020 (the "Transition Period").
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
Expected Spin-Off of Process & Motion Control Segment
On February 15, 2021, Rexnord and Regal Beloit Corporation (“Regal”) entered into definitive agreements whereby Rexnord will separate its Process & Motion Control segment by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a Reverse Morris Trust (“RMT”) transaction. Closing of this transaction is subject to various closing conditions, including the receipt of regulatory approvals, receipt of the approval of Regal and Rexnord stockholders (which each of Regal and Rexnord will solicit at special meetings of their respective stockholders at a later date), and other customary closing conditions. This transaction is expected to close in the fourth quarter of 2021.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the three months ended March 31, 2021. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities with fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company adopted this ASU on January 1, 2021, using a retrospective, modified retrospective or prospective basis for certain amendments. There was no impact to the condensed consolidated financial statements.

2. Acquisitions and Divestiture
Nine Month Transition Period Ended December 31, 2020
On December 11, 2020, the Company acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian Inc. (collectively, "Hadrian") for a total cash purchase price of $101.3 million, excluding transaction costs and net of cash acquired. During the three months ended March 31, 2021, the Company received a cash payment of $0.4 million from the sellers in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price mentioned above. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform.
The acquisition has been accounted for as a business combination and was recorded by allocating the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with the acquisition resulted in goodwill of $43.0 million ($37.0 million tax deductible), other intangible assets of $32.4 million (including tradenames of $0.8 million and $31.6 million of customer relationships), $17.1 million of fixed assets, $9.7 million of trade working capital and other net liabilities of $0.9 million. The preliminary purchase price allocations for Hadrian were adjusted during the three months ended March 31, 2021, resulting in a $0.2 million increase in goodwill related to aforementioned cash payment received, partially offset by the refinement of the estimated fair value of the liabilities assumed. The Company is continuing to evaluate the preliminary purchase price allocations for Hadrian related to the fair values assigned to fixed assets and net working capital acquired, which will be completed within the one year period following its acquisition date.
On October 1, 2020, the Company completed the sale of its gearbox product line in China within its Process & Motion Control platform for aggregate cash consideration of $5.8 million. The gearbox product line was not material to the Company's consolidated statements of operations or financial position and did not meet the criteria to be presented as discontinued operations. In completing the sale, the Company sold inventory, fixed assets and other intellectual property associated with the business with a carrying value of $5.0 million. In addition, the Company allocated $1.8 million of goodwill from the Process & Motion Control platform that was included in the calculation of the gain on sale of the business. The Company recognized a gain of $0.8 million within other income (expense), net in the condensed consolidated statements of operations during the nine months ended December 31, 2020.
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
Fiscal Year Ended March 31, 2020
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
During the fiscal year ended March 31, 2020, the Company acquired the remaining non-controlling interest in a Process and Motion Control joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's condensed consolidated statements of operations or financial position.
3. Restructuring and Other Similar Charges
During the three months ended March 31, 2021, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As the Company continues to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, the Company may also execute additional restructuring actions. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of the impact of COVID-19 and other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
    The following table summarizes the Company's restructuring and other similar charges during the three months ended March 31, 2021 and March 31, 2020, by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended March 31, 2021
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$(0.1)	$0.6	$—	$0.5
Contract termination and other associated costs	0.1	—	—	0.1
Total restructuring and other similar costs	$—	$0.6	$—	$0.6

	Restructuring and Other Similar Charges Three Months Ended March 31, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.3	$0.1	$0.1	$5.5
Contract termination and other associated costs	0.9	0.1	0.1	1.1
Total restructuring and other similar costs	$6.2	$0.2	$0.2	$6.6

The following table summarizes the activity in the Company's restructuring accrual for the three months ended March 31, 2021 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, December 31, 2020 (1)	$6.1	$0.7	$6.8
Charges	0.5	0.1	0.6
Cash payments	(2.7)	(0.7)	(3.4)
Restructuring accrual, March 31, 2021 (1)	$3.9	$0.1	$4.0
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

    In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of zero and

$0.6 million during the three months ended March 31, 2021 and 2020, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and originating geography (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Original equipment manufacturers/end users	$180.3	$216.6
Maintenance, repair, and operations	140.6	147.0
Total Process & Motion Control	$320.9	$363.6

Water safety, quality, flow control and conservation	$189.8	$170.9
Water infrastructure	15.4	12.5
Total Water Management	$205.2	$183.4

	Three Months Ended March 31, 2021
	Process & Motion Control	Water Management
United States and Canada	$190.9	$203.8
Europe	79.6	—
Rest of world	50.4	1.4
Total	$320.9	$205.2

	Three Months Ended March 31, 2020
	Process & Motion Control	Water Management
United States and Canada	$232.3	$179.4
Europe	82.3	—
Rest of world	49.1	4.0
Total	$363.6	$183.4
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
The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2021 (in millions):

	Balance Sheet Classification	December 31, 2020	Additions	Deductions	March 31, 2021
Contract assets	Receivables, net	$0.1	$—	$(0.1)	$—
Contract liabilities (1)	Other current liabilities	$4.0	$0.3	$(0.9)	$3.4
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
    The Company has a backlog of $373.4 million as of March 31, 2021, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 88% of the unsatisfied performance obligations as revenue in the remaining nine months of the year ending December 31, 2021, and the remaining approximately 12% in 2022 and beyond.

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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of March 31, 2021, the contract assets capitalized, as well as amortization recognized in the three months ended March 31, 2021, are not significant and there have been no impairment losses recognized.
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

The income tax provision was $17.2 million in the three months ended March 31, 2021, compared to $6.4 million in the three months ended March 31, 2020. The effective income tax rate for the three months ended March 31, 2021, was 25.6% versus 18.2% in the three months ended March 31, 2020. The effective income tax rate for the three months ended March 31, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, as well as the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended March 31, 2020 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with FDII, partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes.

The Company’s total liability for net unrecognized tax benefits as of March 31, 2021 and December 31, 2020, was $18.5 million and $18.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of March 31, 2021 and December 31, 2020, the total amount of gross, unrecognized income tax benefits included $1.6 million of accrued interest and penalties. The Company recognized $0.2 million and $(0.5) million of net interest and penalties as income tax expense (benefit) during the three months ended March 31, 2021 and March 31, 2020, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. During the three months ended June 30, 2020, the Internal Revenue Service (the “IRS”) completed an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company paid approximately $1.5 million upon the conclusion of such examination, all of which was previously accrued in the Company’s financial statements. During the three months ended March 31, 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for the Company’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which is subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the Company’s financial statements. During the three months ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax return of one of the Company’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of the Company’s German subsidiaries are currently undergoing a corporate income and trade tax examination by the German tax authorities for the tax years or period ended March 31, 2015 through March 31, 2018. In addition, in accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. The VAG German entities are currently undergoing a corporate income and trade tax examination by the German tax authorities for the tax years ended March 31, 2014 through 2019. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of the Company’s current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2018, state and local income tax examinations for years ending prior to March 31, 2017 or significant foreign income tax examinations for years ending prior to March 31, 2016.
6. Earnings per Share
    Basic net income per share is computed by dividing net income by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options or release of outstanding restricted stock units and performance stock units to purchase common shares, except when the effect would be anti-dilutive. The computation of diluted net income per share for the three months ended March 31, 2021, excludes 0.2 million shares related to equity awards due to their anti-dilutive effects. The computation of diluted net income per share for the three months ended March 31, 2020 excludes 0.6 million related to equity awards due to their anti-dilutive effects.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2019	$1.2	$1,320.9	$147.9	$(104.4)	$2.6	$1,368.2
Total comprehensive income (loss)	—	—	28.5	(20.0)	0.1	8.6
Stock-based compensation expense	—	8.2	—	—	—	8.2
Proceeds from exercise of stock options	—	19.2	—	—	—	19.2
Repurchase of common stock	—	—	(80.7)	—	—	(80.7)
Common stock dividends ($0.08 per share)	—	—	(9.8)	—	—	(9.8)
Balance at March 31, 2020	$1.2	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7

	Common stock (1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Total comprehensive income (loss)	—	—	50.0	(1.8)	0.1	48.3
Stock-based compensation expense	—	14.2	—	—	—	14.2
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common stock (3)	—	—	(0.9)	—	—	(0.9)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at March 31, 2021	$1.2	$1,409.9	$154.3	$(75.6)	$3.1	$1,492.9
____________________
(1)For the three months ended March 31, 2021, the Company issued 189,629 shares of common stock upon the exercise of stock options, vesting of restricted stock units, and for other common stock awards.
(2)On November 24, 2020, the Company acquired the remaining 30% non-controlling interest associated with in one Process & Motion Control joint venture for a cash purchase price of $0.3 million. Following this transaction, represents a 5% non-controlling interest in one remaining Process & Motion Control controlled subsidiary.
(3)During the three months ended March 31, 2021, the Company repurchased and canceled 22,300 shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. See "Share Repurchase Program" below.
Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During the three months ended March 31, 2021, the Company repurchased 22,300 shares of common stock for a total cost of $0.9 million at a weighted average price of $39.27 per share. During the three months ended March 31, 2020, the Company repurchased 3.0 million shares of common stock at a total cost of $80.7 million at a weighted average price of $27.22 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing authority remained under the Repurchase Program at March 31, 2021.

8. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021, are as follows (in millions):

	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
Other comprehensive loss before reclassifications	(1.7)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Net current period other comprehensive loss	(1.7)	(0.1)	(1.8)
Balance at March 31, 2021	$(47.7)	$(27.9)	$(75.6)

    The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2021 and March 31, 2020 (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.1)	$(0.1)	Other expense, net
Provision for income taxes	—	—
Total net of tax	$(0.1)	$(0.1)

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31, 2021	December 31, 2020
Finished goods	$173.7	$164.6
Work in progress	39.7	38.6
Purchased components	73.4	70.6
Raw materials	60.6	53.4
Inventories at First-in, First-Out ("FIFO") cost	347.4	327.2
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	1.0	2.9
	$348.4	$330.1

10. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the three months ended March 31, 2021, by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of December 31, 2020	$1,125.3	$244.8	$1,370.1
Currency translation adjustments	0.2	0.9	1.1
Purchase accounting adjustments (1)	—	0.2	0.2
Net carrying amount as of March 31, 2021	$1,125.5	$245.9	$1,371.4
____________________
(1)    Refer to Note 2, Acquisitions and Divestiture for additional information regarding acquisitions.

    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2021 and December 31, 2020 are as follows (in millions):

		March 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.0	$(42.4)	$9.6
Customer relationships (including distribution network)	14 years	785.8	(586.5)	199.3
Tradenames	13 years	44.1	(17.9)	26.2
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,162.8	$(646.8)	$516.0

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.0	$(42.2)	$9.8
Customer relationships (including distribution network)	14 years	784.9	(578.0)	206.9
Tradenames	13 years	44.1	(17.1)	27.0
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,161.9	$(637.3)	$524.6

    Intangible asset amortization expense totaled $9.4 million for the three months ended March 31, 2021. Intangible asset amortization expense totaled $9.1 million for the three months ended March 31, 2020. No intangible assets were acquired during the three months ended March 31, 2021.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $36.7 million in the year ending December 31, 2021 (inclusive of $9.4 million of amortization expense recognized in the three months ended March 31, 2021), $21.0 million in 2022, $18.5 million in 2023, $18.4 million in 2024, $17.3 million in 2025 and $16.3 million in 2026.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2021	December 31, 2020
Contract liabilities	$3.4	$4.0
Sales rebates	27.3	35.7
Commissions	7.6	5.9
Restructuring and other similar charges (1)	4.0	6.8
Product warranty (2)	8.5	8.9
Risk management (3)	10.1	10.5
Legal and environmental	3.8	2.4
Taxes, other than income taxes	9.6	7.7
Income tax payable	20.3	14.5
Interest payable	7.4	1.4
Current portion of operating lease liability	13.4	13.3
Other	14.4	14.5
	$129.8	$125.6
____________________
(1)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2021	December 31, 2020
Term loan (1)	$621.7	$621.5
4.875% Senior Notes due 2025 (2)	496.5	496.3
Finance leases and other subsidiary debt	73.6	73.8
Total	1,191.8	1,191.6
Less current maturities	2.5	2.4
Long-term debt	$1,189.3	$1,189.2
____________________
(1)Includes unamortized debt issuance costs of $3.3 million and $3.5 million at March 31, 2021 and December 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $3.5 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively.
Senior Secured Credit Facility
    At March 31, 2021, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility, which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. As of March 31, 2021 and for the three month period then ended, the borrowings under the Term Loan had a weighted-average effective interest rate of 1.86% and 1.88%, respectively. No amounts were borrowed under the revolving credit facility at March 31, 2021 or December 31, 2020; however, $0.7 million and $3.0 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 2.2 to 1.0 as of March 31, 2021.
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
Accounts Receivable Securitization Program
    On September 25, 2020, certain subsidiaries of the Company entered into an accounts receivable securitization facility (the “New Securitization”) with Mizuho Bank, Ltd. (“Mizuho”) to replace the Company’s previous $100.0 million accounts receivable securitization facility with Wells Fargo & Company (the “Previous Securitization” and, collectively with the New Securitization, referred to as the “Securitization”).
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
The Securitization constitutes a “Permitted Receivables Financing” under the Company’s existing credit agreement and a “Qualified Receivables Financing” under the indenture governing the Company’s outstanding senior notes. The Securitization does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing. Any borrowings under the New Securitization are accounted for as secured borrowings on the Company’s consolidated balance sheets. Financing costs associated with the Securitization are recorded within “Interest expense, net” in the consolidated statements of operations if revolving loans or letters of credit are obtained under the Securitization.
    At March 31, 2021 and December 31, 2020, the Company's total borrowing capacity under the Securitization was $100.0 million and $85.7 million, respectively, based on the then-current accounts receivables balances. As of both March 31, 2021 and December 31, 2020, no amounts were borrowed under the Securitization. In addition, $7.5 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at both March 31, 2021 and December 31, 2020. As of March 31, 2021, the Company was in compliance with all applicable covenants and performance ratios contained in the Securitization.
On April 16, 2021, the Company provided notice to Mizuho of its election to terminate the Funding Agreement, and other documentation related to the Securitization, effective as of May 17, 2021. In connection with the termination, the Company must reduce any outstanding principal to zero on or prior to May 17, 2021 (the outstanding principal amount was zero as of April 16, 2021), and make all other payments and pay any other fees that are due and payable under the terms of an existing fee letter between the parties, including customary commitment and program fees.
See Note 11, Long-Term Debt to the audited consolidated financial statements of the Company's Transition Report on Form 10-K for the Transition Period ended December 31, 2020 for further information regarding long-term debt.
Debt Commitment Letters related to Transaction with Regal
In connection with the Company’s proposed transaction with Regal discussed in Note 1, on February 14, 2021, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) and related fee letters with Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC, pursuant to which, and subject to the terms and conditions set forth therein, CS committed to provide up to $708.0 million in an aggregate principal amount of senior term loans under a senior secured term loan facility (“Term Loan Facility”) and up to $200.0 million in an aggregate principal amount of senior revolving loans under a senior secured revolving credit facility. The proceeds of the loans under the Term Loan Facility may be used by the Company, together with a dividend from Land Newco, Inc., a wholly-owned indirect subsidiary of the Company (“Land”) and cash on RBS Global, Inc.’s balance sheet, (a) to redeem or prepay in full (i) all obligations currently outstanding under the Credit Agreement and (ii) the 4.875% senior unsecured notes due 2025; (b) to pay fees and expenses in connection with the transactions; and (c) for general corporate purposes.

In connection with the proposed transaction, Land also entered into a debt commitment letter (the “Land Commitment Letter”) and related fee letters with Barclays Bank PLC (“Barclays”), pursuant to which, and subject to the terms and conditions set forth therein, Barclays committed to provide bridge loans of up to approximately $486.8 million under a 364-day senior bridge loan facility to be used to pay the dividend required in connection with the transaction. If the proposed transaction with Regal is consummated, the indebtedness contemplated by the Land Commitment Letter will become indebtedness of a wholly-owned subsidiary of Regal.
13. Fair Value Measurements
    ASC 820, Fair Value Measurement (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

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
    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$2.5	$10.8	$—	$13.3
Deferred compensation liabilities	13.7	—	—	13.7

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$1.0	$10.7	$—	$11.7
Deferred compensation liabilities	11.9	—	—	11.9

There were no transfers of assets between levels at March 31, 2021 and December 31, 2020, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2021 and December 31, 2020, due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2021 and December 31, 2020, was approximately $1,209.7 million and $1,209.3 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
    The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of period	$8.9	$6.3
Acquired obligations	0.3	—
Charged to operations	0.6	1.2
Claims settled	(1.3)	(0.8)
Balance at end of period	$8.5	$6.7
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
    In connection with its sale, Invensys plc ("Invensys") provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:
•In 2002, Rexnord Industries, LLC ("Rexnord Industries") was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. The remediation work started in 2020 and is on-going. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against the Company related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend the Company in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date.
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
    Certain Water Management subsidiaries are also subject to asbestos litigation. As of March 31, 2021, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of March 31, 2021, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $59.0 million, of which Zurn expects its insurance carriers to pay approximately $42.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $59.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2021, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of March 31, 2021, the Company had a recorded receivable from its insurance carriers of $59.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Pension Benefits:
Service cost	$0.1	$0.1
Interest cost	3.7	5.4
Expected return on plan assets	(4.9)	(5.5)
Recognition of actuarial losses	—	35.9
Net periodic benefit cost	$(1.1)	$35.9
Other Postretirement Benefits:
Interest cost	$0.1	$0.2
Amortization:
Prior service credit	(0.1)	(0.1)
Recognition of actuarial gains	—	(0.1)
Net periodic benefit cost	$—	$—

    The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other (expense) income, net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). During the three months ended March 31, 2020, the Company performed its annual remeasurement as of the fiscal year ended March 31, 2020, which resulted in the recognition of a $35.8 million non-cash actuarial loss. This amount is recorded within Actuarial loss on pension and postretirement benefit obligations in the condensed consolidated statements of operations.
    During the three months ended March 31, 2021 and March 31, 2020, the Company made contributions of $0.1 million and $0.1 million, respectively, to its U.S. qualified pension plan trusts.
    See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's December 31, 2020 Transition Report on Form 10-K for further information regarding retirement benefits.

16. Stock-Based Compensation
    The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three months ended March 31, 2021, the Company recognized $14.8 million of stock-based compensation expense. For the three months ended March 31, 2020, the Company recognized $8.2 million of stock-based compensation expense.
During the three months ended March 31, 2021, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	241,547	$15.39
Restricted stock units	258,054	$45.09
Performance stock units	258,206	$45.10
Common stock	42,227	$47.76
    See Note 15, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Transition Report on Form 10-K for the Transition Period ended December 31, 2020, for further information regarding stock-based compensation.

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
Business Segment Information:
(in Millions)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net sales
Process & Motion Control	$320.9	$363.6
Water Management	205.2	183.4
Consolidated net sales	526.1	547.0
Income from operations
Process & Motion Control	55.0	61.4
Water Management	40.6	41.8
Corporate	(17.0)	(15.2)
Consolidated income from operations	78.6	88.0
Non-operating expense:
Interest expense, net	(11.0)	(13.4)
Actuarial loss on pension and postretirement benefit obligations	—	(35.8)
Other expense, net	(0.4)	(3.6)
Income before income taxes	67.2	35.2
Provision for income taxes	(17.2)	(6.4)
Equity method investment income (loss)	0.1	(0.2)
Net income	50.1	28.6
Non-controlling interest income	0.1	0.1
Net income attributable to Rexnord	$50.0	$28.5

Depreciation and amortization
Process & Motion Control	$15.2	$15.1
Water Management	8.3	7.0
Corporate	—	0.2
Consolidated	$23.5	$22.3
Capital expenditures
Process & Motion Control	$8.2	$14.6
Water Management	1.0	1.3
Consolidated	$9.2	$15.9

18. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information as of March 31, 2021 and December 31, 2020, and for the three month periods ended March 31, 2021 and 2020 for (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.
Condensed Consolidating Balance Sheets
March 31, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$96.4	$210.7	$—	$307.3
Receivables, net	—	—	185.1	125.1	—	310.2
Inventories	—	—	232.6	115.8	—	348.4
Income tax receivable	—	—	0.5	0.9	—	1.4
Other current assets	—	—	21.2	24.5	—	45.7
Total current assets	—	0.2	535.8	477.0	—	1,013.0
Property, plant and equipment, net	—	—	285.3	140.8	—	426.1
Intangible assets, net	—	—	396.0	120.0	—	516.0
Goodwill	—	—	1,050.1	321.3	—	1,371.4
Investment in:
Issuer subsidiaries	1,602.8	—	—	—	(1,602.8)	—
Guarantor subsidiaries	—	3,579.1	—	—	(3,579.1)	—
Non-guarantor subsidiaries	—	—	697.9	—	(697.9)	—
Other assets	—	0.5	100.0	60.3	—	160.8
Total assets	$1,602.8	$3,579.8	$3,065.1	$1,119.4	$(5,879.8)	$3,487.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.4	$0.1	$—	$2.5
Trade payables	—	—	109.2	69.8	—	179.0
Compensation and benefits	—	—	22.7	19.2	—	41.9
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	7.2	73.1	49.5	—	129.8
Total current liabilities	—	7.2	209.1	140.0	—	356.3

Long-term debt	—	1,118.2	70.4	0.7	—	1,189.3
Note payable to (receivable from) affiliates, net	109.4	851.6	(1,109.4)	148.4	—	—
Pension and postretirement benefit obligations	—	—	117.7	50.2	—	167.9
Deferred income taxes	—	—	96.4	21.6	—	118.0
Other liabilities	0.5	—	101.8	60.6	—	162.9
Total liabilities	109.9	1,977.0	(514.0)	421.5	—	1,994.4
Total stockholders' equity	1,492.9	1,602.8	3,579.1	697.9	(5,879.8)	1,492.9
Total liabilities and stockholders' equity	$1,602.8	$3,579.8	$3,065.1	$1,119.4	$(5,879.8)	$3,487.3

Condensed Consolidating Balance Sheets
December 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.2	$46.7	$208.2	$—	$255.6
Receivables, net	—	—	165.5	109.3	—	274.8
Inventories	—	—	221.8	108.3	—	330.1
Income tax receivable	—	—	8.5	1.3	—	9.8
Other current assets	—	—	18.6	18.8	—	37.4
Total current assets	0.5	0.2	461.1	445.9	—	907.7
Property, plant and equipment, net	—	—	292.8	142.0	—	434.8
Intangible assets, net	—	—	403.0	121.6	—	524.6
Goodwill	—	—	1,050.3	319.8	—	1,370.1
Investment in:
Issuer subsidiaries	1,552.6	—	—	—	(1,552.6)	—
Guarantor subsidiaries	—	3,532.2	—	—	(3,532.2)	—
Non-guarantor subsidiaries	—	—	691.8	—	(691.8)	—
Other assets	—	0.7	100.7	62.5	—	163.9
Total assets	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.3	$0.1	$—	$2.4
Trade payables	—	—	72.2	57.2	—	129.4
Compensation and benefits	—	—	36.6	20.4	—	57.0
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	1.2	77.8	46.6	—	125.6
Total current liabilities	—	1.2	190.6	125.7	—	317.5

Long-term debt	—	1,117.8	70.7	0.7	—	1,189.2
Note payable to (receivable from), net	113.1	861.5	(1,111.6)	137.0	—	—
Pension and postretirement benefit obligations	—	—	119.2	52.2	—	171.4
Deferred income taxes	—	—	96.8	22.6	—	119.4
Other liabilities	0.7	—	101.8	61.8	—	164.3
Total liabilities	113.8	1,980.5	(532.5)	400.0	—	1,961.8
Total stockholders' equity	1,439.3	1,552.6	3,532.2	691.8	(5,776.6)	1,439.3
Total liabilities and stockholders' equity	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$380.0	$196.7	$(50.6)	$526.1
Cost of sales	—	—	231.4	137.4	(50.6)	318.2
Gross profit	—	—	148.6	59.3	—	207.9
Selling, general and administrative expenses	—	—	90.6	28.7	—	119.3
Restructuring and other similar charges	—	—	0.5	0.1	—	0.6
Amortization of intangible assets	—	—	7.3	2.1	—	9.4
Income from operations	—	—	50.2	28.4	—	78.6
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(9.6)	(1.4)	—	—	(11.0)
To affiliates	10.8	5.3	(15.1)	(1.0)	—	—
Other income (expense), net	—	—	1.1	(1.5)	—	(0.4)
Income (loss) before income taxes	10.8	(4.3)	34.8	25.9	—	67.2
Provision for income taxes	—	—	(11.7)	(5.5)	—	(17.2)
Equity method investment income	—	—	—	0.1	—	0.1
Income (loss) before equity in earnings of subsidiaries	10.8	(4.3)	23.1	20.5	—	50.1
Equity in income of subsidiaries	39.3	43.6	20.5	—	(103.4)	—
Net income	50.1	39.3	43.6	20.5	(103.4)	50.1
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income attributable to Rexnord	$50.1	$39.3	$43.6	$20.4	$(103.4)	$50.0
Comprehensive income	$50.1	$37.3	$44.7	$19.6	$(103.4)	$48.3

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$412.5	$173.1	$(38.6)	$547.0
Cost of sales	—	—	246.2	122.9	(38.6)	330.5
Gross profit	—	—	166.3	50.2	—	216.5
Selling, general and administrative expenses	—	—	88.9	23.9	—	112.8
Restructuring and other similar charges	—	—	3.1	3.5	—	6.6
Amortization of intangible assets	—	—	7.3	1.8	—	9.1
Income from operations	—	—	67.0	21.0	—	88.0
Non-operating (expense) income:
Interest income (expense), net:
To third parties	—	(12.7)	(0.6)	(0.1)	—	(13.4)
To affiliates	9.8	16.1	(5.1)	(20.8)	—	—
Actuarial loss on pension and postretirement benefit obligations	—	—	(34.9)	(0.9)	—	(35.8)
Other income (expense), net	—	0.1	(1.0)	(2.7)	—	(3.6)
Income (loss) before income taxes	9.8	3.5	25.4	(3.5)	—	35.2
Provision for income taxes	—	(0.5)	(5.5)	(0.4)	—	(6.4)
Equity method investment loss	—	—	—	(0.2)	—	(0.2)
Income (loss) before equity in earnings of subsidiaries	9.8	3.0	19.9	(4.1)	—	28.6
Equity in income (loss) of subsidiaries	18.8	15.8	(4.1)	—	(30.5)	—
Net income (loss)	28.6	18.8	15.8	(4.1)	(30.5)	28.6
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income (loss) attributable to Rexnord	$28.6	$18.8	$15.8	$(4.2)	$(30.5)	$28.5
Comprehensive income (loss)	$28.6	$18.4	$14.0	$(21.9)	$(30.5)	$8.6

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2021
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$8.4	$—	$54.4	$8.5	$—	$71.3
Investing activities
Expenditures for property, plant and equipment	—	—	(5.3)	(3.9)	—	(9.2)
Acquisitions, net of cash acquired	—	—	0.4	—	—	0.4
Proceeds from dispositions of long-lived assets	—	—	0.7	—	—	0.7
Cash used for investing activities	—	—	(4.2)	(3.9)	—	(8.1)
Financing activities
Repayments of debt	—	—	(0.5)	—	—	(0.5)
Proceeds from exercise of stock options	2.8	—	—	—	—	2.8
Repurchase of common stock	(0.9)	—	—	—	—	(0.9)
Payment of common stock dividend	(10.8)	—	—	—	—	(10.8)
Cash used for financing activities	(8.9)	—	(0.5)	—	—	(9.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2.1)	—	(2.1)
(Decrease) increase in cash, cash equivalents and restricted cash	(0.5)	—	49.7	2.5	—	51.7
Cash, cash equivalents and restricted cash at beginning of period	0.5	0.2	46.7	208.2	—	255.6
Cash, cash equivalents and restricted cash at end of period	$—	$0.2	$96.4	$210.7	$—	$307.3

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$82.3	$(249.7)	$261.8	$29.5	$—	$123.9
Investing activities
Expenditures for property, plant and equipment	—	—	(11.9)	(4.0)	—	(15.9)
Acquisitions, net of cash acquired	—	—	(59.4)	—	—	(59.4)
Proceeds from dispositions of long-lived assets	—	—	1.2	—	—	1.2
Cash used for investing activities	—	—	(70.1)	(4.0)	—	(74.1)
Financing activities
Proceeds from borrowings of long-term debt	—	250.0	75.0	—	—	325.0
Repayments of debt	—	—	(0.1)	(0.2)	—	(0.3)
Repurchase of common stock	(80.7)	—	—	—	—	(80.7)
Payment of common stock dividends	(9.8)	—	—	—	—	(9.8)
Proceeds from exercise of stock options	19.2	—	—	—	—	19.2
Cash (used for) provided by financing activities	(71.3)	250.0	74.9	(0.2)	—	253.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(6.8)	—	(6.8)
Increase in cash, cash equivalents and restricted cash	11.0	0.3	266.6	18.5	—	296.4
Cash, cash equivalents and restricted cash at beginning of period	—	—	117.4	159.6	—	277.0
Cash, cash equivalents and restricted cash at end of period	$11.0	$0.3	$384.0	$178.1	$—	$573.4

19. Subsequent Events
On April 16, 2021, the Company acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a total preliminary cash purchase price of approximately $4.5 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments for variances between estimated asset and liability targets and actual acquisition date net assets acquired. ATS GREASEwatch, headquartered in Saginaw, Michigan, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for grease interceptors and separators and provides technology to enhance the Zurn Environmental Solution within the Company's existing Water Management platform. The Company's financial position and results from operations will include ATS GREASEwatch subsequent to April 16, 2021. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. This acquisition is not expected to have a material impact on the Company's condensed consolidated financial statements.

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
    The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Transition Report on Form 10-K for the nine month transition period ended December 31, 2020 (the "Transition Period").
Fiscal Year
    Following the end of our fiscal 2020, we transitioned from a March 31 fiscal year-end date to a December 31 fiscal year-end date. Throughout this MD&A, we refer to the period from January 1, 2020 through March 31, 2020, as the “three months ended March 31, 2020” or the “quarter ended March 31, 2020.” We refer to the period from January 1, 2021 through March 31, 2021, as the "three months ended March 31, 2021" or the “quarter ended March 31, 2021.”
Expected Spin-Off of Process & Motion Control Segment
On February 15, 2021, Rexnord and Regal entered into definitive agreements whereby Rexnord will separate its Process & Motion Control segment by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a RMT transaction. Closing of this transaction is subject to various closing conditions, including the receipt of regulatory approvals, receipt of the approval of Regal and Rexnord stockholders (which each of Regal and Rexnord will solicit at special meetings of their respective stockholders at a later date), and other customary closing conditions. This transaction is expected to close in the fourth quarter of 2021.
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Transition Report on Form 10-K for the Transition Period for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of March 31, 2021, and during the period from January 1, 2021 through March 31, 2021, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
COVID-19 Pandemic
The ongoing coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers have also experienced similar negative impacts from the COVID-19 pandemic. However, as of March 31, 2021, essentially all of our global facilities were operating with only intermittent interruptions and we are not currently experiencing any significant issues with respect to our distribution operations and supply chains. We remain focused on the health and well-being of our associates and have undertaken numerous actions within our offices and manufacturing sites that are intended to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.

In order to reduce our cash outflows during this period of uncertainty and economic volatility, we implemented workforce reductions in 2020 and reductions of non-essential spending. Our objective with respect to these actions is to attempt to control the downside risk to our financial results, while ensuring that we maintain the capacity and flexibility to fully participate in the expected eventual recovery. While the duration of the COVID-19 pandemic is currently unknown and it is not possible at this time to estimate the scope and severity of the impact that the pandemic could have on our operations, the measures taken, and those that may be taken in the future, by the governments of countries affected, actions taken to protect employees, actions taken to shutdown or temporarily discontinue operations in certain locations, changes in customer buying patterns and the impact of the pandemic on various business activities in affected countries and the economy generally, it could continue to adversely affect our financial condition, results of operations and cash flows.
Acquisitions and Divestiture
On December 11, 2020, we acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian, Inc. (collectively, "Hadrian") for a total cash purchase price of $101.3 million. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements our existing Water Management platform.
On November 24, 2020, we acquired the remaining non-controlling interest in a joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to the Company's consolidated statements of operations or financial position.
On October 1, 2020, we completed the sale of our gearbox product line in China within our Process & Motion Control platform for aggregate cash consideration of $5.8 million. The gearbox product line was not material to the Company's consolidated statements of operations or financial position and did not meet the criteria to be presented as discontinued operations.
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
On May 10, 2019, we acquired substantially all of the assets of StainlessDrains.com, a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million. StainlessDrains.com, headquartered in Greenville, Texas, added complementary product lines to our existing Water Management platform.

Restructuring
    During the three months ended March 31, 2021, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on our overall manufacturing capacity, and refining our overall product portfolio. For the three months ended March 31, 2021, restructuring charges totaled $0.6 million. For the three months ended March 31, 2020, restructuring charges totaled $6.6 million. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended March 31, 2021 compared with the Three Months Ended March 31, 2020:
Net sales
(Dollars in Millions)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Process & Motion Control	$320.9	$363.6	$(42.7)	(11.7)%
Water Management	205.2	183.4	21.8	11.9%
Consolidated	$526.1	$547.0	$(20.9)	(3.8)%
Process & Motion Control
    Process & Motion Control net sales were $320.9 million during the three months ended March 31, 2021, a decrease of 12% as compared to the prior year. Excluding a 2% increase to net sales associated with foreign currency translation and a 1% decrease from a small divestiture, core sales decreased by 13% year over year as a result of the lower level of order backlog entering the quarter and changes in customer buying patterns given the COVID-19 pandemic. Net sales decreased by 5% year over year in our non-aerospace markets and by 46% in our aerospace markets.
Water Management
    Water Management net sales were $205.2 million during the three months ended March 31, 2021, an increase of 12% year over year. Excluding an 8% year over year increase in net sales resulting from our prior-year acquisitions of Just Manufacturing and Hadrian, core sales increased 4% driven by increased demand across several product lines including our hygienic and environmental solutions.
Income from operations
(Dollars in Millions)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Process & Motion Control	$55.0	$61.4	$(6.4)	(10.4)%
% of net sales	17.1%	16.9%	0.2%
Water Management	40.6	41.8	(1.2)	(2.9)%
% of net sales	19.8%	22.8%	(3.0)%
Corporate	(17.0)	(15.2)	(1.8)	(11.8)%
Consolidated	$78.6	$88.0	$(9.4)	(10.7)%
% of net sales	14.9%	16.1%	(1.2)%
Process & Motion Control
    Process & Motion Control income from operations during the three months ended March 31, 2021 was $55.0 million, or 17.1% of net sales. Income from operations as a percentage of net sales increased by 20 basis points year over year due to benefits from cost reduction and productivity initiatives and lower year-over-year restructuring expense, which combined to more than offset the impact of lower sales as compared to the prior year.
Water Management
    Water Management income from operations was $40.6 million during the three months ended March 31, 2021, or 19.8% of net sales. Income from operations as a percentage of net sales decreased by 300 basis points year over year as the favorable impact of higher sales growth year over year was more than offset by increases in restructuring, non-cash stock compensation and amortization expenses, the mix impact of the Hadrian acquisition and the year-over-year change in the adjustment to state inventories at last-in-first-out cost.
Corporate
    Corporate expenses were $17.0 million and $15.2 million during the three months ended March 31, 2021 and 2020, respectively. The increase in corporate expenses during the three months ended March 31, 2021, is primarily the result of higher year over year non-cash stock compensation expense.

Interest expense, net
    Interest expense, net was $11.0 million during the three months ended March 31, 2021, compared to $13.4 million during the three months ended March 31, 2020. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates. See Item 1, Note 12 Long-Term Debt for more information.
Actuarial loss on pension and postretirement benefit obligations
There was no actuarial loss on pension and postretirement benefit obligations recognized in the three months ended March 31, 2021. Actuarial loss on pension and postretirement benefit obligations in the three months ended March 31, 2020, was $35.8 million. The non-cash actuarial loss recognized during the three months ended March 31, 2020, was primarily the result of decreases in discount rates coupled with lower-than-expected asset returns, partially offset by decreases in life expectancy assumptions utilized within the remeasurement of our defined benefit plans in connection with our previous March 31st fiscal year end.

Other expense, net
    Other expense, net during the three months ended March 31, 2021 and 2020, was $0.4 million and $3.6 million, respectively. Other expense, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates.
Provision for income taxes
The income tax provision was $17.2 million during the three months ended March 31, 2021, compared to $6.4 million in the three months ended March 31, 2020. The effective income tax rate for the three months ended March 31, 2021 was 25.6% versus 18.2% in the three months ended March 31, 2020. The effective income tax rate for the three months ended March 31, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, as well as the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended March 31, 2020 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with FDII, partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”) and the accrual of various state income taxes.

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

Net income
    Net income during the three months ended March 31, 2021 and 2020, was $50.1 million and $28.6 million, respectively, as a result of the factors described above. Diluted net income per share was $0.40 during the three months ended March 31, 2021, as compared to diluted net income per share of $0.23 during the three months ended March 31, 2020.
Net income attributable to Rexnord
    Net income attributable to Rexnord during the three months ended March 31, 2021, was $50.0 million compared to $28.5 million during the three months ended March 31, 2020. Diluted net income per share attributable to Rexnord for the three months ended March 31, 2021 and March 31, 2020, was $0.40 and $0.23, respectively, as a result of the factors described above.

Non-GAAP Financial Measures
    Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
Core sales
    Core sales excludes the impact of acquisitions (such as the Hadrian and Just Manufacturing acquisitions), divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Rexnord in the three months ended March 31, 2021, of $50.0 million and Adjusted EBITDA for the same period of $120.2 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to net income attributable to Rexnord.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter. At March 31, 2021, our net leverage ratio was 2.2 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
    The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2021, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended December 31, 2020	Three months ended March 31, 2021	Twelve months ended March 31, 2021
Net income attributable to Rexnord	$118.2	$50.0	$168.2
Non-controlling interest income	0.4	0.1	0.5
Equity method investment income	(0.2)	(0.1)	(0.3)
Income tax provision	36.3	17.2	53.5
Actuarial loss on pension and postretirement benefit obligations	1.6	—	1.6
Other (income) expense, net (1)	(4.5)	0.4	(4.1)
Interest expense, net	36.6	11.0	47.6
Depreciation and amortization	67.0	23.5	90.5
EBITDA	255.4	102.1	357.5
Adjustments to EBITDA:
Restructuring and other similar charges (2)	14.6	0.6	15.2
Stock-based compensation expense	36.6	14.8	51.4
Last-in first-out inventory adjustments (3)	—	1.9	1.9
Acquisition-related fair value adjustment	1.2	0.6	1.8
Other, net (4)	(0.3)	0.2	(0.1)
Subtotal of adjustments to EBITDA	52.1	18.1	70.2
Adjusted EBITDA	$307.5	$120.2	$427.7
Pro forma adjustment for acquisitions (5)			5.1
Pro forma Adjusted EBITDA			432.8
Consolidated indebtedness (6)			$957.6
Total net leverage ratio (7)			2.2
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
(4)Other, net for the periods indicated, consists primarily of gains and losses on the disposition of long-lived assets.
(5)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Hadrian, which was permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2020, through the date of the Hadrian acquisition. See Item 1, Note 2, Acquisitions and Divestiture for more information.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $234.2 million (as defined by the credit agreement) at March 31, 2021.
(7)Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
    Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $264.0 million under our revolving credit facility. As of March 31, 2021, we also had availability of up to $100.0 million under our accounts receivable securitization program; however, on April 16, 2021, we provided notice of our election to terminate this program as of May 17, 2021.
    As of March 31, 2021, we had $307.3 million of cash and cash equivalents and $355.8 million of additional borrowing capacity ($263.3 million of available borrowings under our revolving credit facility and $92.5 million available under our accounts receivable securitization program). As of March 31, 2021, the available borrowings under our credit facility and accounts receivable securitization were reduced by $8.2 million due to outstanding letters of credit. As of December 31, 2020, we had $255.6 million of cash and cash equivalents and approximately $339.2 million of additional borrowing capacity ($261.0 million of available borrowings under our revolving credit facility and $78.2 million available under our accounts receivable securitization program).
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
In the three months ended March 31, 2021, the Company and Land Newco, Inc., a wholly-owned indirect subsidiary of the Company (“Land”), each entered into a debt commitment letter with various lenders in connection with the proposed transaction with Regal disclosed in Item 1, Note 1, Basis of Presentation and Significant Accounting Policies. The lenders committed to provide us with up to $708.0 million in an aggregate principal amount of senior term loans under a senior secured term loan facility and up to $200.0 million in an aggregate principal amount of senior revolving loans under a senior secured revolving credit facility. The lenders committed to provide bridge loans of up to approximately $486.8 million under a 364-day senior bridge loan facility to Land to be used to pay the dividend required in connection with the transaction. If the proposed transaction with Regal is consummated, the indebtedness contemplated by the commitment letter with Land will become indebtedness of a wholly-owned subsidiary of Regal.
Cash Flows
    Cash provided by operating activities was $71.3 million and $123.9 million during the three months ended March 31, 2021 and 2020, respectively. Higher trade working capital and the impact of timing of payments on accrued expenses were partially offset by higher net income generated during the three months ended March 31, 2021.
    Cash used for investing activities was $8.1 million during the three months ended March 31, 2021 compared to $74.1 million during the three months ended March 31, 2020. Investing activities during the three months ended March 31, 2021, primarily included $9.2 million of capital expenditures, partially offset by the receipt of $0.7 million in connection with the sale of certain long-lived assets. Investing activities during the three months ended March 31, 2020, included $15.9 million of capital expenditures and $59.4 million for the acquisition of Just Manufacturing, partially offset by the receipt of $1.2 million in connection with the sale of certain long-lived assets.
    Cash used for financing activities was $9.4 million during the three months ended March 31, 2021, compared to cash provided by financing activities of $253.4 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, we utilized $0.5 million of cash for payments on outstanding debt, $10.8 million for the payment of common stock dividends and $0.9 million to repurchase shares of common stock. The three months ended March 31, 2021, also includes $2.8 million of cash proceeds associated with stock option exercises. During the three months ended March 31, 2020, we borrowed a net $324.7 million under our credit facilities and we utilized $9.8 million for the payment of common stock dividends and $80.7 million to repurchase common stock. The three months ended March 31, 2020, also includes $19.2 million of cash proceeds associated with stock option exercises.
Indebtedness
    As of March 31, 2021, we had $1,191.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2021	Current Maturities of Debt	Long-term Portion
Term loan (1)	$621.7	$—	$621.7
4.875% Senior Notes due 2025 (2)	496.5	—	496.5
Finance leases and other subsidiary debt	73.6	2.5	71.1
Total	$1,191.8	$2.5	$1,189.3
___________________________________________
(1)Includes unamortized debt issuance costs of $3.3 million at March 31, 2021.
(2)Includes unamortized debt issuance costs of $3.5 million at March 31, 2021.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts, interest rate swaps and interest rate caps to cover certain known foreign currency transactional risks, as well as identified risks due to interest rate fluctuations. There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Transition Report on Form 10-K for the Transition Period ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES
    We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of March 31, 2021, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

ITEM  1A.    RISK FACTORS
    In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in the MD&A, see Part I, Item 1A, “Risk Factors,” in the Company’s Transition Report on Form 10-K for the Transition Period ended December 31, 2020. There have been no material changes to the Risk Factors except as set forth below:
Risks Related to the Transactions with Regal Beloit Corporation
We and Regal may be unable to satisfy the conditions or obtain the approvals required to complete the expected spin-off of the Process & Motion Control segment (the “Spin-Off”) and related transactions (collectively, the “Transactions”).
The consummation of the Transactions is subject to numerous conditions, including consummation of certain transactions contemplated by the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”) and the Separation and Distribution Agreement, dated as of February 15, 2021 (the “Separation Agreement”), the receipt of the approval of our stockholders and Regal’s shareholders, the receipt of regulatory approvals, and other closing conditions. Neither we nor Regal can make any assurances that the Transactions will be consummated on the terms or timeline currently contemplated, or at all. Both we and Regal have and will continue to expend time and resources and incur expenses related to the Transactions.
Governmental agencies may not approve the Transactions or may impose conditions to the approval of the Transactions or require changes to the terms of the Transactions. Any such conditions or changes could have the effect of delaying completion of the Transactions, imposing costs on or limiting the revenues of the combined company following the completion of the Transactions or otherwise reducing the anticipated benefits of the Transactions. Certain conditions or changes might cause us and/or Regal to restructure or terminate the Transactions.
Both Regal and Land Newco, Inc., a wholly-owned indirect subsidiary of the Company (“Land”), are expected to need to obtain debt financing to complete the Transactions. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions, including, among others, the absence of any material adverse effect. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If Regal or Land is not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Transactions.
We will incur significant costs related to the Transactions that could have an adverse effect on our liquidity, cash flows and operating results.
We expect to incur significant one-time costs in connection with the Transactions, including the cost of financing and other transaction costs, integration costs, and other costs that our management team believes are necessary to realize the anticipated synergies from the Transactions. In connection with the termination of the Merger Agreement under certain specified circumstances, we may be required to pay Regal a termination fee of $150 million. The incurrence of these costs could have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.
The market price of our common stock may decline as a result of the Transactions and the market price of our common stock after the consummation of the Transactions may be affected by factors different from those affecting the price of our common stock before the Transactions.
The market price of our common stock may decline as a result of the Transactions if we do not achieve the perceived benefits of the Transactions or if the effect of the Transactions on our financial results are not consistent with the expectations of financial or industry analysts. Our results of operations, as well as the market price of our common stock after the Transactions, may be affected by factors in addition to those currently affecting our results of operations and the market price of our common stock and other differences in assets and capitalization. Accordingly, our historical market price and financial results may not be indicative of these matters after the consummation of the Transactions.
The pendency of the Transactions could adversely affect our business and operations.
In connection with the pending Transactions, some of our current or prospective customers, borrowers, managers or vendors may delay or defer decisions related to their business dealings with us, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Transactions are consummated. In addition, under the Merger Agreement, we and Regal with respect to the Process & Motion Control business are each subject to certain restrictions on the conduct of our respective business prior to completing the Transactions. These restrictions may prevent us from taking certain actions with respect to capital stock or equity awards, amending organizational documents, taking certain actions with respect to material contracts and benefit plans, pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions or incurring certain indebtedness, changing accounting or tax filing practices, settling certain legal proceedings, failing to maintain insurance, abandoning or selling certain material intellectual property and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the Transactions may make it more difficult for us to effectively retain and incentivize key personnel.
If the Reorganization and the Distributions do not qualify as tax-free under Sections 355 and 368(a) of the Internal Revenue Code (the “Code”), including as a result of an error in the determination of overlap shareholders or subsequent acquisitions of our common stock, then our stockholders may be required to pay substantial U.S. federal income taxes, and Land (guaranteed by Regal) may be obligated to indemnify us for such taxes imposed on us.
The obligation of us and Land to complete the Transactions is conditioned on receipt of a tax opinion , which will include an opinion to the effect that our transfer to Land of substantially all of the assets, and Land’s assumption from Rexnord of substantially all of the liabilities, of the Process & Motion Control business (the “Reorganization”), together with the series of distributions of all of the issued and outstanding shares of Land common stock from an indirect subsidiary of Rexnord to our stockholders.(the “Distributions”), will qualify as tax-free to us, Land and our stockholders, as applicable, for U.S. federal income tax purposes (collectively, the “Rexnord Tax Opinion”). The Rexnord Tax Opinion will be based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Regal and Land. The failure of any factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (the “IRS”) or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect.
The Spin-Off will be taxable to us pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either us or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of our, Land’s or Regal’s stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although we and Regal may be able to rebut that presumption. We have requested a private letter ruling from the IRS with respect to certain tax aspects of the Transactions, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as overlap shareholders (i.e., investors who are both Rexnord stockholders and Regal shareholders immediately prior to the Transactions) for purposes of determining the exchange ratio in the Merger Agreement (the “IRS Ruling”). Assuming the IRS Ruling is received, the Merger Agreement provides that the number of shares of Regal common stock that may be issued in the Transactions is subject to increase at closing such that the former stockholders of Land (taking into account the overlap shareholders) own at least 50.8% of the outstanding Regal common stock for tax purposes immediately following the closing of the merger of Phoenix 2021, Inc., a wholly-owned subsidiary of Regal (“Merger Sub”) with and into Land, with Land surviving as a wholly-owned subsidiary of Regal (the “Merger”). This percentage is reduced to 50.1% if the IRS Ruling is not received or in certain other circumstances in which overlap shareholders are not counted for this purpose. If the IRS Ruling is received, the continuing validity of such ruling will be subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling, if received, will only describe the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations. The actual determination and calculation of Overlap Shareholders will be made by us, Regal and each of our respective advisors based on the IRS Ruling, but no assurance can be given that the IRS will agree with these determinations or calculations. If the IRS were to determine that the Merger, as a result of an error in the determination of Overlap Shareholders, or other acquisitions of our, Land’s or Regal’s stock, either before or after the Spin-Off, resulted in a 50% or greater change in ownership and were part of a plan or series of related transactions that included the Spin-Off, such determination could result in significant tax to us. In certain circumstances and subject to certain limitations, under the Tax Matters Agreement, dated as of February 15, 2021 (the “Tax Matters Agreement”), Land (then a subsidiary of Regal) is required to indemnify us if the Distributions become taxable as a result of certain actions by Land or Regal or as a result of a miscalculation of the Overlap Shareholders. If this occurs and Land is required to indemnify us, this indemnification obligation could be substantial and could have a material adverse effect on Land and Regal, including with respect to financial condition and results of operations given that Regal has guaranteed the indemnification obligations of Land.
If the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes.
The obligations of Land and Regal to consummate the Merger are conditioned, respectively, on our receipt of the Rexnord Tax Opinion and Regal’s receipt of the Regal Tax Opinion, in each case to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. These opinions will be based upon, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Regal, Land and Merger Sub. The failure of any factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Merger were taxable, U.S. holders, as defined below, of Land would be considered to have made a taxable sale of their Land common stock to Regal, and such U.S. holders of Land would generally recognize taxable gain or loss on their receipt of Regal common stock in the Merger. Under the Tax Matters Agreement, Land is required to indemnify us if the Distributions become taxable as a result of certain actions by Land or Regal or as a result of a miscalculation of the overlap shareholders.
If the Merger is not completed by the outside date specified in the Merger Agreement, we or Regal may terminate the Merger Agreement.
Either we or Regal may terminate the Merger Agreement under certain circumstances, including if the Merger has not been consummated by November 15, 2021 (or any extensions of such date pursuant to the Merger Agreement). However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the primary cause of the failure to consummate the Merger. If all other conditions to closing have been satisfied other than the receipt of the required regulatory and governmental approvals, the absence of certain pending legal proceedings with any governmental body in connection with the Merger, and the absence of certain restraints in connection with the Transactions, then either we or Regal may extend the required timing for the Transactions to February 14, 2022, and subsequently to May 14, 2022, by written notice to the other party. If either party terminates the Merger Agreement, this could result in a material adverse impact on our results of operations.
Following consummation of the Transaction, we, Regal and Land will each be required to abide by potentially significant restrictions which could limit each company’s ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of certain business combinations) that otherwise could be advantageous.
The Tax Matters Agreement will impose certain restrictions on us, Regal and Land during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for their intended tax treatment. As a result of these restrictions, our, Regal’s and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
If we, Regal or Land take any enumerated actions or omissions, or if certain events relating to us, Land or Regal occur that would cause the Reorganization or the Distributions to become taxable, the party whose actions or omissions (or event relating to) generally will be required to bear the cost of any resulting tax liability of ours (but not our stockholders). If the Reorganization or the Distributions became taxable, we would be expected to recognize a substantial amount of gain, which would result in a material amount of taxes. Any such taxes would be expected to be material to us or Regal, as applicable, and could cause its business, financial condition and operating results to suffer. These restrictions may reduce our and Regal’s ability to engage in certain business transactions that otherwise might be advantageous to them, which could adversely affect our or Regal’s respective business, results of operations, or financial condition.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the three months ended March 31, 2021, the Company repurchased 22,300 shares of common stock for a total cost of $0.9 million at a weighted average price of $39.27 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing repurchase authority remained under the Repurchase Program at March 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
January 1 - January 31, 2021	22,300	$39.27	22,300	$162,792,403
February 1 - February 28, 2021	—	$—	—	$162,792,403
March 1 - March 31, 2021	—	$—	—	$162,792,403
Total/Average	22,300		22,300

(1) See explanation of the Repurchase Program above.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 15, 2021, by and among Rexnord, Land, Regal and Merger Sub*

2.2	Separation and Distribution Agreement, dated as of February 15, 2021, by and among Rexnord, Land and Regal*

10.1	Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord, Land and Regal*

10.2	Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord, Land and Regal*

10.3	Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord, Land and Regal*

10.4	Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord, Land and Regal*

10.5	Commitment Letter, dated as of February 14, 2021, by and between Rexnord, Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC*

10.5 (a)	Amended and Restated Commitment Letter, dated as of February 18, 2021, by and between Rexnord, Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC	X

10.6	Bridge Facility Commitment Letter, dated as of February 15, 2021, by and between Land and Barclays Bank PLC*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

* Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K, dated February 14, 2021.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	April 27, 2021	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer