Form 10-Q
period 2021-06-30
Rexnord Corp
filed 2021-07-20
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2021
Rexnord Corporation Common Stock, $0.01 par value per share	121,105,357 shares

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

Rexnord Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$390.7	$255.6
Receivables, net	330.3	274.8
Inventories	360.9	330.1
Income tax receivable	5.8	9.8
Other current assets	57.2	37.4
Total current assets	1,144.9	907.7
Property, plant and equipment, net	412.7	434.8
Intangible assets, net	509.2	524.6
Goodwill	1,375.0	1,370.1
Other assets	160.5	163.9
Total assets	$3,602.3	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$2.4	$2.4
Trade payables	191.4	129.4
Compensation and benefits	54.7	57.0
Current portion of pension and postretirement benefit obligations	3.1	3.1
Other current liabilities	131.1	125.6
Total current liabilities	382.7	317.5

Long-term debt	1,189.5	1,189.2
Pension and postretirement benefit obligations	164.9	171.4
Deferred income taxes	115.2	119.4
Other liabilities	162.5	164.3
Total liabilities	2,014.8	1,961.8

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 121,065,912 at June 30, 2021 and 119,549,735 at December 31, 2020	1.2	1.2
Additional paid-in capital	1,436.7	1,392.9
Retained earnings	216.7	116.0
Accumulated other comprehensive loss	(70.3)	(73.8)
Total Rexnord stockholders' equity	1,584.3	1,436.3
Non-controlling interest	3.2	3.0
Total stockholders' equity	1,587.5	1,439.3
Total liabilities and stockholders' equity	$3,602.3	$3,401.1
See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$568.3	$449.1	$1,094.4	$996.1
Cost of sales	332.5	272.2	650.7	602.7
Gross profit	235.8	176.9	443.7	393.4
Selling, general and administrative expenses	122.0	100.2	241.3	213.0
Restructuring and other similar charges	1.1	1.7	1.7	8.3
Amortization of intangible assets	9.1	9.0	18.5	18.1
Income from operations	103.6	66.0	182.2	154.0
Non-operating expense:
Interest expense, net	(11.7)	(13.4)	(22.7)	(26.8)
Actuarial loss on pension and postretirement benefit obligations	—	—	—	(35.8)
Other income (expense), net	1.7	0.4	1.3	(3.2)
Income before income taxes	93.6	53.0	160.8	88.2
Provision for income taxes	(20.5)	(17.2)	(37.7)	(23.6)
Equity method investment income (loss)	0.2	—	0.3	(0.2)
Net income	73.3	35.8	123.4	64.4
Non-controlling interest income	0.1	0.2	0.2	0.3
Net income attributable to Rexnord	$73.2	$35.6	123.2	64.1

Net income per share attributable to Rexnord:
Basic	$0.61	$0.30	$1.03	$0.53
Diluted	$0.59	$0.29	$0.99	$0.52

Weighted-average number of shares outstanding (in thousands):
Basic	120,465	120,246	120,138	121,013
Effect of dilutive equity awards	3,832	1,802	3,953	2,374
Diluted	124,297	122,048	124,091	123,387

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to Rexnord	$73.2	$35.6	$123.2	$64.1
Other comprehensive income (loss):
Foreign currency translation adjustments	5.4	6.4	3.7	(9.9)
Change in pension and postretirement defined benefit plans, net of tax	(0.1)	(0.1)	(0.2)	(3.8)
Other comprehensive income (loss), net of tax	5.3	6.3	3.5	(13.7)
Non-controlling interest income	0.1	0.2	0.2	0.3
Total comprehensive income	$78.6	$42.1	$126.9	$50.7

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net income	$123.4	$64.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28.1	25.9
Amortization of intangible assets	18.5	18.1
Gains on dispositions of long-lived assets	(9.2)	(0.7)
Deferred income taxes	(4.0)	(5.3)
Other non-cash (income) expenses	(1.3)	2.6
Actuarial loss on pension and postretirement benefit obligations	—	35.8
Stock-based compensation expense	27.0	21.5
Changes in operating assets and liabilities:
Receivables	(61.7)	(1.4)
Inventories	(30.7)	5.0
Other assets	(8.9)	18.6
Accounts payable	62.1	(17.7)
Accruals and other	1.7	4.7
Cash provided by operating activities	145.0	171.5

Investing activities
Expenditures for property, plant and equipment	(14.0)	(24.4)
Acquisitions, net of cash acquired	(3.4)	(59.4)
Proceeds from dispositions of long-lived assets	13.0	2.1
Cash used for investing activities	(4.4)	(81.7)

Financing activities
Proceeds from borrowings of debt	—	325.0
Repayments of debt	(1.1)	(250.6)
Proceeds from exercise of stock options	19.4	25.5
Taxes withheld and paid on employees' share-based payment awards	(1.4)	(9.4)
Repurchase of common stock	(0.9)	(80.7)
Payment of common stock dividends	(21.6)	(19.4)
Cash used for financing activities	(5.6)	(9.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(3.8)
Increase in cash, cash equivalents and restricted cash	135.1	76.4
Cash, cash equivalents and restricted cash at beginning of period	255.6	277.0
Cash, cash equivalents and restricted cash at end of period	$390.7	$353.4

See notes to the condensed consolidated financial statements.

Rexnord Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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
    The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, hygienic and environmental site works products for primarily nonresidential buildings.
Expected Spin-Off of Process & Motion Control Segment
On February 15, 2021, Rexnord and Regal Beloit Corporation (“Regal”) entered into definitive agreements whereby Rexnord will separate its Process & Motion Control segment by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a Reverse Morris Trust (“RMT”) transaction. Closing of this transaction is subject to various closing conditions, including the receipt of regulatory approvals, receipt of the approval of Regal and Rexnord stockholders (which each of Regal and Rexnord will solicit at special meetings of their respective stockholders at a later date), and other customary closing conditions. This transaction is expected to close during the second half of 2021.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the three and six months ended June 30, 2021. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.
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

2. Acquisitions and Divestiture
Six Months Ended June 30, 2021
On April 16, 2021, the Company acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a cash purchase price of $4.5 million, excluding transaction costs and net of cash acquired. The Company paid $3.8 million to the sellers at closing, with the remaining $0.7 million payable to the sellers upon settlement of certain indemnities within two years of closing, ATS GREASEwatch, headquartered in Saginaw, Michigan, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings within the Company's existing Water Management platform.
The acquisition has been accounted for as a business combination and was recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation associated with the acquisition resulted in goodwill of $2.7 million, other intangibles assets of $1.6 million and $0.2 million of other net assets. This acquisition did not materially affect the Company's condensed consolidated statements of operations or financial position.
Nine Month Transition Period Ended December 31, 2020
On December 11, 2020, the Company acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian Inc. (collectively, "Hadrian") for a total cash purchase price of $101.3 million, excluding transaction costs and net of cash acquired. During the six months ended June 30, 2021, the Company received a cash payment of $0.4 million from the sellers in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price mentioned above. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform.
The acquisition has been accounted for as a business combination and was recorded by allocating the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with the acquisition resulted in goodwill of $43.0 million ($37.0 million tax deductible), other intangible assets of $32.4 million (including tradenames of $0.8 million and $31.6 million of customer relationships), $17.1 million of fixed assets, $9.7 million of trade working capital and other net liabilities of $0.9 million. The preliminary purchase price allocations for Hadrian were adjusted during the six months ended June 30, 2021, resulting in a $0.2 million increase in goodwill related to aforementioned cash payment received, partially offset by the refinement of the estimated fair value of the liabilities assumed. The Company is continuing to evaluate the preliminary purchase price allocations for Hadrian related to the fair values assigned to fixed assets and net working capital acquired, which will be completed within the one year period following its acquisition date.
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
3. Restructuring and Other Similar Charges
During the three and six months ended June 30, 2021, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
    The following table summarizes the Company's restructuring and other similar charges during the three and six months ended June 30, 2021 and June 30, 2020, by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended June 30, 2021
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.3	$0.3	$—	$0.6
Contract termination and other associated costs	0.5	—	—	0.5
Total restructuring and other similar costs	$0.8	$0.3	$—	$1.1

	Restructuring and Other Similar Charges Six Months Ended June 30, 2021
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.2	$0.9	$—	$1.1
Contract termination and other associated costs	0.6	—	—	0.6
Total restructuring and other similar costs	$0.8	$0.9	$—	$1.7

	Restructuring and Other Similar Charges Three Months Ended June 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$0.2	$0.9	$0.1	$1.2
Contract termination and other associated costs	0.5	—	—	0.5
Total restructuring and other similar costs	$0.7	$0.9	$0.1	$1.7

	Restructuring and Other Similar Charges Six Months Ended June 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.5	$1.0	$0.2	$6.7
Contract termination and other associated costs	1.4	0.1	0.1	1.6
Total restructuring and other similar costs	$6.9	$1.1	$0.3	$8.3

The following table summarizes the activity in the Company's restructuring accrual for the six months ended June 30, 2021 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, December 31, 2020 (1)	$6.1	$0.7	$6.8
Charges	1.1	0.6	1.7
Cash payments	(4.8)	(1.0)	(5.8)
Restructuring accrual, June 30, 2021 (1)	$2.4	$0.3	$2.7
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

    In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of zero and $0.6 million during the three and six months ended June 30, 2021, and zero and $0.6 million during the three and six months ended June 30, 2020, respectively. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations. In addition, the Company disposed of certain long-lived assets in connection with these supply chain optimization and footprint repositioning initiatives. During the three and six months ended June 30, 2021, the Company recognized within its Process and Motion Control segment net gains on the disposal of assets of $9.4 million and $9.2 million, respectively. During the three and six months ended June 30, 2020, the Company recognized net gains on the disposal of assets of $0.5 million and $0.7 million, respectively. The gains recognized during the three months ended June 30, 2020 were recognized within the Process and Motion Control segment. During the six months ended June 30, 2020, the Company recognized gains of $0.3 million and $0.4 million within its Process and Motion Control and Water Management segments, respectively. The aforementioned net gains on the disposal of assets are recorded within Cost of sales in the condensed consolidated statements of operations.

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
Revenue by Category
The Company has two business segments, Process & Motion Control and Water Management. The following tables present our revenue disaggregated by customer type and originating geography (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Original equipment manufacturers/end users	$177.3	$158.4	$357.6	$359.2
Maintenance, repair, and operations	147.3	116.0	287.9	278.8
Total Process & Motion Control	$324.6	$274.4	$645.5	$638.0

Water safety, quality, flow control and conservation	$225.9	$163.2	$415.7	$334.1
Water infrastructure	17.8	11.5	33.2	24.0
Total Water Management	$243.7	$174.7	$448.9	$358.1

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$198.7	$242.8	$389.5	$446.6
Europe	74.7	—	154.3	—
Rest of world	51.2	0.9	101.7	2.3
Total	$324.6	$243.7	$645.5	$448.9

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$169.1	$171.9	$401.4	$351.3
Europe	65.6	—	147.8	—
Rest of world	39.7	2.8	88.8	6.8
Total	$274.4	$174.7	$638.0	$358.1
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
The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2021 (in millions):

	Balance Sheet Classification	December 31, 2020	Additions	Deductions	June 30, 2021
Contract assets	Receivables, net	$0.1	$—	$(0.1)	$—
Contract liabilities (1)	Other current liabilities	$4.0	$1.4	$(0.5)	$4.9
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
    The Company has a backlog of $435.2 million as of June 30, 2021, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 83% of the unsatisfied performance obligations as revenue in the remaining six months of the year ending December 31, 2021, and the remaining approximately 17% in 2022 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of June 30, 2021, the contract assets capitalized, as well as amortization recognized in the three and six months ended June 30, 2021, are not significant and there have been no impairment losses recognized.
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

The income tax provision was $20.5 million in the three months ended June 30, 2021, compared to $17.2 million in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021, was 21.9% versus 32.5% in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”), the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and FDII.

The income tax provision was $37.7 million in the six months ended June 30, 2021, compared to $23.6 million in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was 23.4% versus 26.8% in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the six months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations as well as the recognition of income tax benefits associated with share-based payments and FDII.

The Company’s total liability for net unrecognized tax benefits as of June 30, 2021 and December 31, 2020, was $18.5 million and $18.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2021 and December 31, 2020, the total amount of gross, unrecognized income tax benefits included accrued interest and penalties of $1.4 million and $1.6 million, respectively. The Company recognized $0.2 million and $(0.4) million of net interest and penalties as income tax expense (benefit) during the six months ended June 30, 2021 and June 30, 2020, respectively.
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
6. Earnings per Share
    Basic net income per share is computed by dividing net income attributable to Rexnord by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options or release of outstanding restricted stock units and performance stock units to purchase common shares, except when the effect would be anti-dilutive. The computation of diluted net income per share for each of the three and six months ended June 30, 2021, excludes 0.2 million shares related to equity awards due to their anti-dilutive effects. The computation of diluted net income per share for the three and six months ended June 30, 2020 excludes 1.2 million and 2.0 million related to equity awards due to their anti-dilutive effects, respectively.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total stockholders’ equity
Balance at December 31, 2019	$1.2	$1,320.9	$147.9	$(104.4)	$2.6	$1,368.2
Total comprehensive income (loss)	—	—	28.5	(20.0)	0.1	8.6
Stock-based compensation expense	—	8.2	—	—	—	8.2
Proceeds from exercise of stock options	—	19.2	—	—	—	19.2
Repurchase of common stock	—	—	(80.7)	—	—	(80.7)
Common stock dividends ($0.08 per share)	—	—	(9.8)	—	—	(9.8)
Balance at March 31, 2020	$1.2	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
Total comprehensive income	—	—	35.6	6.3	0.2	42.1
Stock-based compensation expense	—	10.6	—	—	—	10.6
Proceeds from exercise of stock options	—	6.3	—	—	—	6.3
Taxes withheld and paid on employees' share-based payment awards	—	(9.4)	—	—	—	(9.4)
Common stock dividends ($0.08 per share)	—	—	(9.6)	—	—	(9.6)
Balance at June 30, 2020	$1.2	$1,355.8	$111.9	$(118.1)	$2.9	$1,353.7

	Common stock (1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Total comprehensive income (loss)	—	—	50.0	(1.8)	0.1	48.3
Stock-based compensation expense	—	14.2	—	—	—	14.2
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common stock	—	—	(0.9)	—	—	(0.9)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at March 31, 2021	$1.2	$1,409.9	$154.3	$(75.6)	$3.1	$1,492.9
Total comprehensive income	—	—	73.2	5.3	0.1	78.6
Stock-based compensation expense	—	11.6	—	—	—	11.6
Proceeds from exercise of stock options	—	16.6	—	—	—	16.6
Taxes withheld and paid on employees' share-based payment awards	—	(1.4)	—	—	—	(1.4)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at June 30, 2021	$1.2	$1,436.7	$216.7	$(70.3)	$3.2	$1,587.5
____________________
(1)For the three and six months ended June 30, 2021, the Company issued 1,348,848 and 1,538,477 shares of common stock upon the exercise of stock options, vesting of restricted stock units, and for other common stock awards, respectively.
(2)On November 24, 2020, the Company acquired the remaining 30% non-controlling interest associated with in one Process & Motion Control joint venture for a cash purchase price of $0.3 million. Following this transaction, represents a 5% non-controlling interest in one remaining Process & Motion Control controlled subsidiary.
Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During the six months ended June 30, 2021, the Company repurchased 22,300 shares of common stock for a total cost of $0.9 million at a weighted average price of $39.27 per share. During the six months ended June 30, 2020, the Company repurchased 3.0 million shares of common stock at a total cost of $80.7 million at a weighted average price of $27.22 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing authority remained under the Repurchase Program at June 30, 2021.

8. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2021, are as follows (in millions):

	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
Other comprehensive income before reclassifications	3.7	—	3.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Net current period other comprehensive income (loss)	3.7	(0.2)	3.5
Balance at June 30, 2021	$(42.3)	$(28.0)	$(70.3)

    The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended June 30, 2021 and June 30, 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Other income (expense), net
Provision for income taxes	—	—	—	—
Total net of tax	$(0.1)	$(0.1)	$(0.2)	$(0.2)

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2021	December 31, 2020
Finished goods	$169.4	$164.6
Work in progress	41.1	38.6
Purchased components	82.5	70.6
Raw materials	69.7	53.4
Inventories at First-in, First-Out ("FIFO") cost	362.7	327.2
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(1.8)	2.9
	$360.9	$330.1

10. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the six months ended June 30, 2021, by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of December 31, 2020	$1,125.3	$244.8	$1,370.1
Currency translation adjustments	—	2.0	2.0
Acquisition (1)	—	2.7	2.7
Purchase accounting adjustments (1)	—	0.2	0.2
Net carrying amount as of June 30, 2021	$1,125.3	$249.7	$1,375.0
____________________
(1)    Refer to Note 2, Acquisitions and Divestiture for additional information regarding acquisitions.
    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2021 and December 31, 2020 are as follows (in millions):

		June 30, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.1	$(42.6)	$9.5
Customer relationships (including distribution network)	14 years	783.5	(590.1)	193.4
Tradenames	13 years	44.1	(18.7)	25.4
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,160.6	$(651.4)	$509.2

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.0	$(42.2)	$9.8
Customer relationships (including distribution network)	14 years	784.9	(578.0)	206.9
Tradenames	13 years	44.1	(17.1)	27.0
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,161.9	$(637.3)	$524.6

    Intangible asset amortization expense totaled $9.1 million and $18.5 million for the three and six months ended June 30, 2021. Intangible asset amortization expense totaled $9.0 million and $18.1 million for the three and six months ended June 30, 2020. Customer relationships acquired during the six months ended June 30, 2021 were assigned a weighted average useful life of 10 years.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $36.9 million in the year ending December 31, 2021 (inclusive of the $18.5 million of amortization expense recognized in the six months ended June 30, 2021), $21.2 million in 2022, $18.7 million in 2023, $18.6 million in 2024, $17.5 million in 2025 and $16.5 million in 2026.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2021	December 31, 2020
Contract liabilities	$4.9	$4.0
Sales rebates	36.5	35.7
Commissions	8.4	5.9
Restructuring and other similar charges (1)	2.7	6.8
Product warranty (2)	7.4	8.9
Risk management (3)	10.2	10.5
Legal and environmental	3.2	2.4
Taxes, other than income taxes	8.9	7.7
Income tax payable	22.1	14.5
Interest payable	1.3	1.4
Current portion of operating lease liability	14.1	13.3
Other	11.4	14.5
	$131.1	$125.6
____________________
(1)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2021	December 31, 2020
Term loan (1)	$622.0	$621.5
4.875% Senior Notes due 2025 (2)	496.7	496.3
Finance leases and other subsidiary debt	73.2	73.8
Total	1,191.9	1,191.6
Less current maturities	2.4	2.4
Long-term debt	$1,189.5	$1,189.2
____________________
(1)Includes unamortized debt issuance costs of $3.0 million and $3.5 million at June 30, 2021 and December 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $3.3 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively.
Senior Secured Credit Facility
    At June 30, 2021, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility, which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. As of June 30, 2021 and for the six month period then ended, the borrowings under the Term Loan had a weighted-average effective interest rate of 1.85% and 1.87%, respectively. No amounts were borrowed under the revolving credit facility at June 30, 2021 or December 31, 2020; however, $8.2 million and $3.0 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 1.9 to 1.0 as of June 30, 2021.

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
Accounts Receivable Securitization Program
    On May 17, 2021, the Company terminated it's $100.0 million accounts receivable securitization facility with Mizuho Bank, Ltd (the “Securitization”). At December 31, 2020, the Company's total borrowing capacity under the Securitization was $85.7 million based on the then-current accounts receivable balances. As of December 31, 2020, no amounts were borrowed under the Securitization. In addition, $7.5 million of available borrowing capacity under the Securitization was considered utilized in connection with outstanding letters of credit at December 31, 2020.
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

In connection with the proposed transaction, Land also entered into a commitment letter dated as of February 15, 2021 (which we refer to as the “Land Commitment Letter”) with certain financial institutions (which we refer to as the “Land Commitment Parties”), pursuant to which the Land Commitment Parties committed to provide senior bridge loans under a 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $486.8 million (which we refer to as the “Land Bridge Facility”), subject to the terms and conditions of the Land Commitment Letter. On May 14, 2021 Land entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of approximately $486.8 million, maturing on August 25, 2023 (which we refer to as the “DDTL Facility”). Subject to satisfaction of the conditions therein, the DDTL Facility may be drawn in connection with the consummation of the Transactions in order to fund the Land Cash Payment. The loans under the DDTL Facility will bear interest at floating rates, plus an applicable margin determined by reference to a consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. Upon the effectiveness of the DDTL Facility, the Land Commitment Letter and the commitments thereunder were terminated. No amounts may be drawn under the DDTL Facility until the closing. Regal has agreed to indemnify Rexnord with respect to certain aspects of the DDTL Facility.

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
    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$2.8	$11.5	$—	$14.3
Deferred compensation liabilities	14.8	—	—	14.8

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$1.0	$10.7	$—	$11.7
Deferred compensation liabilities	11.9	—	—	11.9
There were no transfers of assets between levels at June 30, 2021 and December 31, 2020, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2021 and December 31, 2020, due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2021 and December 31, 2020, was approximately $1,210.6 million and $1,209.3 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
    The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance at beginning of period	$8.9	$6.3
Acquired obligations	0.3	—
Charged to operations	1.3	3.0
Claims settled	(3.1)	(1.3)
Balance at end of period	$7.4	$8.0
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
    Certain Water Management subsidiaries are also subject to asbestos litigation. As of June 30, 2021, Zurn and numerous other unrelated companies were defendants in approximately 5,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of June 30, 2021, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $59.0 million, of which Zurn expects its insurance carriers to pay approximately $42.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $59.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2021, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of June 30, 2021, the Company had a recorded receivable from its insurance carriers of $59.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pension Benefits:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.8	4.6	7.5	10.0
Expected return on plan assets	(4.9)	(4.6)	(9.8)	(10.1)
Recognition of actuarial losses	—	—	—	35.9
Net periodic benefit cost	$(1.0)	$0.1	$(2.1)	$36.0
Other Postretirement Benefits:
Interest cost	$0.1	$0.1	$0.2	$0.3
Amortization:
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Recognition of actuarial gains	—	—	—	(0.1)
Net periodic benefit cost	$—	$—	$—	$—

    The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other income (expense), net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). During the three months ended March 31, 2020, the Company performed its annual remeasurement as of its previous fiscal year ended March 31, 2020, which resulted in the recognition of a $35.8 million non-cash actuarial loss during the six months ended June 30, 2020. This amount is recorded within Actuarial loss on pension and postretirement benefit obligations in the condensed consolidated statements of operations.
    During the six months ended June 30, 2021 and June 30, 2020, the Company made contributions of $1.8 million and $1.1 million, respectively, to its U.S. qualified pension plan trusts.
    See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's December 31, 2020 Transition Report on Form 10-K for further information regarding retirement benefits.

16. Stock-Based Compensation
    The Rexnord Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Rexnord's performance and create value for Rexnord's stockholders. For the three and six months ended June 30, 2021, the Company recognized $12.2 million and $27.0 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2020, the Company recognized $13.3 million and $21.5 million of stock-based compensation expense, respectively.
During the six months ended June 30, 2021, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

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
Business Segment Information:
(in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales
Process & Motion Control	$324.6	$274.4	$645.5	$638.0
Water Management	243.7	174.7	448.9	358.1
Consolidated net sales	568.3	449.1	1,094.4	996.1
Income from operations
Process & Motion Control	66.8	39.6	121.8	101.0
Water Management	52.8	40.1	93.4	81.9
Corporate	(16.0)	(13.7)	(33.0)	(28.9)
Consolidated income from operations	103.6	66.0	182.2	154.0
Non-operating expense:
Interest expense, net	(11.7)	(13.4)	(22.7)	(26.8)
Actuarial loss on pension and postretirement benefit obligations	—	—	—	(35.8)
Other income (expense), net	1.7	0.4	1.3	(3.2)
Income before income taxes	93.6	53.0	160.8	88.2
Provision for income taxes	(20.5)	(17.2)	(37.7)	(23.6)
Equity method investment income (loss)	0.2	—	0.3	(0.2)
Net income	73.3	35.8	123.4	64.4
Non-controlling interest income	0.1	0.2	0.2	0.3
Net income attributable to Rexnord	$73.2	$35.6	$123.2	$64.1

Depreciation and amortization
Process & Motion Control	$14.9	$14.3	$30.1	$29.4
Water Management	8.0	7.3	16.3	14.3
Corporate	0.2	0.1	0.2	0.3
Consolidated	$23.1	$21.7	$46.6	$44.0
Capital expenditures
Process & Motion Control	$4.1	$7.2	$12.3	$21.8
Water Management	0.7	1.3	1.7	2.6
Consolidated	$4.8	$8.5	$14.0	$24.4

18. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information as of June 30, 2021 and December 31, 2020, and for the three and six month periods ended June 30, 2021 and 2020 for (a) Rexnord Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.
Condensed Consolidating Balance Sheets
June 30, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$154.2	$236.3	$—	$390.7
Receivables, net	—	—	208.4	121.9	—	330.3
Inventories	—	—	237.4	123.5	—	360.9
Income tax receivable	—	—	4.5	1.3	—	5.8
Other current assets	—	—	22.1	35.1	—	57.2
Total current assets	—	0.2	626.6	518.1	—	1,144.9
Property, plant and equipment, net	—	—	272.2	140.5	—	412.7
Intangible assets, net	—	—	390.5	118.7	—	509.2
Goodwill	—	—	1,053.0	322.0	—	1,375.0
Investment in:
Issuer subsidiaries	1,679.8	—	—	—	(1,679.8)	—
Guarantor subsidiaries	—	3,660.2	—	—	(3,660.2)	—
Non-guarantor subsidiaries	—	—	724.5	—	(724.5)	—
Other assets	—	0.5	100.0	60.0	—	160.5
Total assets	$1,679.8	$3,660.9	$3,166.8	$1,159.3	$(6,064.5)	$3,602.3
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.3	$0.1	$—	$2.4
Trade payables	—	—	118.9	72.5	—	191.4
Compensation and benefits	—	—	32.2	22.5	—	54.7
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	1.2	78.6	51.3	—	131.1
Total current liabilities	—	1.2	233.7	147.8	—	382.7

Long-term debt	—	1,118.6	70.3	0.6	—	1,189.5
Note payable to (receivable from) affiliates, net	91.9	861.3	(1,108.2)	155.0	—	—
Pension and postretirement benefit obligations	—	—	114.6	50.3	—	164.9
Deferred income taxes	—	—	93.4	21.8	—	115.2
Other liabilities	0.4	—	102.8	59.3	—	162.5
Total liabilities	92.3	1,981.1	(493.4)	434.8	—	2,014.8
Total stockholders' equity	1,587.5	1,679.8	3,660.2	724.5	(6,064.5)	1,587.5
Total liabilities and stockholders' equity	$1,679.8	$3,660.9	$3,166.8	$1,159.3	$(6,064.5)	$3,602.3

Condensed Consolidating Balance Sheets
December 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.2	$46.7	$208.2	$—	$255.6
Receivables, net	—	—	165.5	109.3	—	274.8
Inventories	—	—	221.8	108.3	—	330.1
Income tax receivable	—	—	8.5	1.3	—	9.8
Other current assets	—	—	18.6	18.8	—	37.4
Total current assets	0.5	0.2	461.1	445.9	—	907.7
Property, plant and equipment, net	—	—	292.8	142.0	—	434.8
Intangible assets, net	—	—	403.0	121.6	—	524.6
Goodwill	—	—	1,050.3	319.8	—	1,370.1
Investment in:
Issuer subsidiaries	1,552.6	—	—	—	(1,552.6)	—
Guarantor subsidiaries	—	3,532.2	—	—	(3,532.2)	—
Non-guarantor subsidiaries	—	—	691.8	—	(691.8)	—
Other assets	—	0.7	100.7	62.5	—	163.9
Total assets	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.3	$0.1	$—	$2.4
Trade payables	—	—	72.2	57.2	—	129.4
Compensation and benefits	—	—	36.6	20.4	—	57.0
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	1.2	77.8	46.6	—	125.6
Total current liabilities	—	1.2	190.6	125.7	—	317.5

Long-term debt	—	1,117.8	70.7	0.7	—	1,189.2
Note payable to (receivable from), net	113.1	861.5	(1,111.6)	137.0	—	—
Pension and postretirement benefit obligations	—	—	119.2	52.2	—	171.4
Deferred income taxes	—	—	96.8	22.6	—	119.4
Other liabilities	0.7	—	101.8	61.8	—	164.3
Total liabilities	113.8	1,980.5	(532.5)	400.0	—	1,961.8
Total stockholders' equity	1,439.3	1,552.6	3,532.2	691.8	(5,776.6)	1,439.3
Total liabilities and stockholders' equity	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$801.9	$395.4	$(102.9)	$1,094.4
Cost of sales	—	—	480.0	273.6	(102.9)	650.7
Gross profit	—	—	321.9	121.8	—	443.7
Selling, general and administrative expenses	—	—	185.8	55.5	—	241.3
Restructuring and other similar charges	—	—	0.5	1.2	—	1.7
Amortization of intangible assets	—	—	14.5	4.0	—	18.5
Income from operations	—	—	121.1	61.1	—	182.2
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(19.7)	(3.0)	—	—	(22.7)
To affiliates	21.6	10.6	(29.6)	(2.6)	—	—
Other (expense) income, net	—	—	(1.1)	2.4	—	1.3
Income (loss) before income taxes	21.6	(9.1)	87.4	60.9	—	160.8
Provision for income taxes	—	—	(23.5)	(14.2)	—	(37.7)
Equity method investment income	—	—	—	0.3	—	0.3
Income (loss) before equity in earnings of subsidiaries	21.6	(9.1)	63.9	47.0	—	123.4
Equity in income of subsidiaries	101.8	110.9	47.0	—	(259.7)	—
Net income	123.4	101.8	110.9	47.0	(259.7)	123.4
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Rexnord	$123.4	$101.8	$110.9	$46.8	$(259.7)	$123.2
Comprehensive income	$123.4	$100.4	$112.7	$50.1	$(259.7)	$126.9

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$421.9	$198.7	$(52.3)	$568.3
Cost of sales	—	—	248.6	136.2	(52.3)	332.5
Gross profit	—	—	173.3	62.5	—	235.8
Selling, general and administrative expenses	—	—	95.2	26.8	—	122.0
Restructuring and other similar charges	—	—	—	1.1	—	1.1
Amortization of intangible assets	—	—	7.2	1.9	—	9.1
Income from operations	—	—	70.9	32.7	—	103.6
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(10.1)	(1.6)	—	—	(11.7)
To affiliates	10.8	5.3	(14.5)	(1.6)	—	—
Other (expense) income, net	—	—	(2.2)	3.9	—	1.7
Income (loss) before income taxes	10.8	(4.8)	52.6	35.0	—	93.6
Provision for income taxes	—	—	(11.8)	(8.7)	—	(20.5)
Equity method investment income	—	—	—	0.2	—	0.2
Income (loss) before equity in earnings of subsidiaries	10.8	(4.8)	40.8	26.5	—	73.3
Equity in income of subsidiaries	62.5	67.3	26.5	—	(156.3)	—
Net income	73.3	62.5	67.3	26.5	(156.3)	73.3
Non-controlling interest income	—	—	—	0.1	—	0.1
Net income attributable to Rexnord	$73.3	$62.5	$67.3	$26.4	$(156.3)	$73.2
Comprehensive income	$73.3	$63.1	$68.0	$30.5	$(156.3)	$78.6

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$754.1	$315.0	$(73.0)	$996.1
Cost of sales	—	—	450.8	224.9	(73.0)	602.7
Gross profit	—	—	303.3	90.1	—	393.4
Selling, general and administrative expenses	—	—	166.8	46.2	—	213.0
Restructuring and other similar charges	—	—	5.4	2.9	—	8.3
Amortization of intangible assets	—	—	14.7	3.4	—	18.1
Income from operations	—	—	116.4	37.6	—	154.0
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(25.5)	(1.3)	—	—	(26.8)
To affiliates	19.4	21.9	(20.0)	(21.3)	—	—
Actuarial loss on pension and postretirement benefit obligations	—	—	(34.9)	(0.9)	—	(35.8)
Other expense, net	—	—	(0.8)	(2.4)	—	(3.2)
Income (loss) before income taxes	19.4	(3.6)	59.4	13.0	—	88.2
Provision for income taxes	—	(0.5)	(15.9)	(7.2)	—	(23.6)
Equity method investment loss	—	—	—	(0.2)	—	(0.2)
Income (loss) before equity in earnings of subsidiaries	19.4	(4.1)	43.5	5.6	—	64.4
Equity in income of subsidiaries	45.0	49.1	5.6	—	(99.7)	—
Net income	64.4	45.0	49.1	5.6	(99.7)	64.4
Non-controlling interest income	—	—	—	0.3	—	0.3
Net income attributable to Rexnord	$64.4	$45.0	$49.1	$5.3	$(99.7)	$64.1
Comprehensive income	$64.4	$45.6	$47.4	$(7.0)	$(99.7)	$50.7

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$341.6	$141.9	$(34.4)	$449.1
Cost of sales	—	—	204.6	102.0	(34.4)	272.2
Gross profit	—	—	137.0	39.9	—	176.9
Selling, general and administrative expenses	—	—	77.9	22.3	—	100.2
Restructuring and other similar charges	—	—	2.3	(0.6)	—	1.7
Amortization of intangible assets	—	—	7.4	1.6	—	9.0
Income from operations	—	—	49.4	16.6	—	66.0
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(12.8)	(0.7)	0.1	—	(13.4)
To affiliates	9.6	5.8	(14.9)	(0.5)	—	—
Other (expense) income, net	—	(0.1)	0.2	0.3	—	0.4
Income (loss) before income taxes	9.6	(7.1)	34.0	16.5	—	53.0
Provision for income taxes	—	—	(10.4)	(6.8)	—	(17.2)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	9.6	(7.1)	23.6	9.7	—	35.8
Equity in income of subsidiaries	26.2	33.3	9.7	—	(69.2)	—
Net income	35.8	26.2	33.3	9.7	(69.2)	35.8
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Rexnord	$35.8	$26.2	$33.3	$9.5	$(69.2)	$35.6
Comprehensive income	$35.8	$27.2	$33.4	$14.9	$(69.2)	$42.1

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2021
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$4.0	$—	$113.2	$27.8	$—	$145.0
Investing activities
Expenditures for property, plant and equipment	—	—	(7.2)	(6.8)	—	(14.0)
Acquisitions, net of cash acquired	—	—	(3.4)	—	—	(3.4)
Proceeds from dispositions of long-lived assets	—	—	6.0	7.0	—	13.0
Cash (used for) provided by investing activities	—	—	(4.6)	0.2	—	(4.4)
Financing activities
Repayments of debt	—	—	(1.1)	—	—	(1.1)
Proceeds from exercise of stock options	19.4	—	—	—	—	19.4
Taxes withheld and paid on employees' share-based payment awards	(1.4)	—	—	—	—	(1.4)
Repurchase of common stock	(0.9)	—	—	—	—	(0.9)
Payment of common stock dividend	(21.6)	—	—	—	—	(21.6)
Cash used for financing activities	(4.5)	—	(1.1)	—	—	(5.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	0.1	—	0.1
(Decrease) increase in cash, cash equivalents and restricted cash	(0.5)	—	107.5	28.1	—	135.1
Cash, cash equivalents and restricted cash at beginning of period	0.5	0.2	46.7	208.2	—	255.6
Cash, cash equivalents and restricted cash at end of period	$—	$0.2	$154.2	$236.3	$—	$390.7

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$84.0	$0.3	$44.3	$42.9	$—	$171.5
Investing activities
Expenditures for property, plant and equipment	—	—	(17.9)	(6.5)	—	(24.4)
Acquisitions, net of cash acquired	—	—	(59.4)	—	—	(59.4)
Proceeds from dispositions of long-lived assets	—	—	1.2	0.9	—	2.1
Cash used for investing activities	—	—	(76.1)	(5.6)	—	(81.7)
Financing activities
Proceeds from borrowings of long-term debt	—	250.0	75.0	—	—	325.0
Repayments of debt	—	(250.0)	(0.2)	(0.4)	—	(250.6)
Repurchase of common stock	(80.7)	—	—	—	—	(80.7)
Payment of common stock dividends	(19.4)	—	—	—	—	(19.4)
Proceeds from exercise of stock options	25.5	—	—	—	—	25.5
Taxes withheld and paid on employees' share-based payment awards	(9.4)	—	—	—	—	(9.4)
Cash (used for) provided by financing activities	(84.0)	—	74.8	(0.4)	—	(9.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(3.8)	—	(3.8)
Increase in cash, cash equivalents and restricted cash	—	0.3	43.0	33.1	—	76.4
Cash, cash equivalents and restricted cash at beginning of period	—	—	117.4	159.6	—	277.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$160.4	$192.7	$—	$353.4

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
Fiscal Year
    Following the end of our fiscal 2020, we transitioned from a March 31 fiscal year-end date to a December 31 fiscal year-end date. Throughout this MD&A, we refer to the period from April 1, 2020 through June 30, 2020, as the “three months ended June 30, 2020” or the “quarter ended June 30, 2020.” We refer to the period from April 1, 2021 through June 30, 2021, as the "three months ended June 30, 2021" or the “quarter ended June 30, 2021.”
Expected Spin-Off of Process & Motion Control Segment
On February 15, 2021, Rexnord and Regal entered into definitive agreements whereby Rexnord will separate its Process & Motion Control segment by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a RMT transaction. Closing of this transaction is subject to various closing conditions, including the receipt of regulatory approvals, receipt of the approval of Regal and Rexnord stockholders (which each of Regal and Rexnord will solicit at special meetings of their respective stockholders at a later date), and other customary closing conditions. This transaction is expected to close during the second half of 2021.
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Transition Report on Form 10-K for the Transition Period for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2021, and during the period from January 1, 2021 through June 30, 2021, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
COVID-19 Pandemic
The ongoing coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers have also experienced similar negative impacts from the COVID-19 pandemic. However, as of June 30, 2021, essentially all of our global facilities were operating with only intermittent interruptions and we are not currently experiencing any significant issues with respect to our distribution operations and supply chains. We remain focused on the health and well-being of our associates and have undertaken numerous actions within our offices and manufacturing sites that are intended to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.

In order to reduce our cash outflows during this period of uncertainty and economic volatility, we implemented workforce reductions in 2020 and reductions of non-essential spending. Our objective with respect to these actions was to attempt to control the downside risk to our financial results, while ensuring that we maintain the capacity and flexibility to fully participate in the recovery. While the duration of the COVID-19 pandemic is currently unknown and it is not possible at this time to estimate the scope and severity of the impact that the pandemic could have on our operations, the measures taken, and those that may be taken in the future, by the governments of countries affected, actions taken to protect employees, actions taken to shutdown or temporarily discontinue operations in certain locations, changes in customer buying patterns and the impact of the pandemic on various business activities in affected countries and the economy generally, it could adversely affect our financial condition, results of operations and cash flows.
Acquisitions and Divestiture
On April 16, 2021, we acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a total cash purchase price of $4.5 million. ATS GREASEwatch, headquartered in Saginaw, Michigan, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings within the Company's existing Water Management platform.
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

Restructuring and Other Similar Costs
    During the three and six months ended June 30, 2021, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on our overall manufacturing capacity, and refining our overall product portfolio. For the three and six months ended June 30, 2021, restructuring charges totaled $1.1 million and $1.7 million, respectively. For the three and six months ended June 30, 2020, restructuring charges totaled $1.7 million and $8.3 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020:
Net sales
(Dollars in Millions)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Process & Motion Control	$324.6	$274.4	$50.2	18.3%
Water Management	243.7	174.7	69.0	39.5%
Consolidated	$568.3	$449.1	$119.2	26.5%
Process & Motion Control
    Process & Motion Control net sales were $324.6 million during the three months ended June 30, 2021, an increase of 18% as compared to the prior year. Excluding a 4% increase to net sales associated with foreign currency translation and a 2% decrease from a small divestiture, core sales increased by 16% year over year as core sales growth of 21% in our non-aerospace markets, driven by growth across nearly all product categories and geographies, was partially offset by the anticipated core sales decline of 15% in our Aerospace markets as a result of the lower year over year backlog given the change in customer buying patterns due to the COVID-19 pandemic over the past 12 months.
Water Management
    Water Management net sales were $243.7 million during the three months ended June 30, 2021, an increase of 39% year over year. Excluding a 1% increase to net sales associated with foreign currency transaction and a 9% increase in net sales resulting from our prior-year acquisition of Hadrian, core sales increased 29% year over year driven by increased demand across all of our product categories.
Income from operations
(Dollars in Millions)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Process & Motion Control	$66.8	$39.6	$27.2	68.7%
% of net sales	20.6%	14.4%	6.2%
Water Management	52.8	40.1	12.7	31.7%
% of net sales	21.7%	23.0%	(1.3)%
Corporate	(16.0)	(13.7)	(2.3)	(16.8)%
Consolidated	$103.6	$66.0	$37.6	57.0%
% of net sales	18.2%	14.7%	3.5%
Process & Motion Control
    Process & Motion Control income from operations during the three months ended June 30, 2021 was $66.8 million, or 20.6% of net sales. Income from operations as a percentage of net sales increased by 620 basis points year over year due to gains recognized on the sale of certain fixed assets, benefits from cost reduction and productivity initiatives and the favorable impact of higher year over year sales growth, partially offset by the benefit of temporary cost reduction actions in the prior year second quarter in response to the COVID-19 pandemic.
Water Management
    Water Management income from operations was $52.8 million during the three months ended June 30, 2021, or 21.7% of net sales. Income from operations as a percentage of net sales decreased by 130 basis points year over year as the favorable impact of higher sales growth year over year was more than offset by the temporary mix impact of the Hadrian acquisition, the year-over-year change in the adjustment to state inventories at last-in-first-out cost and the benefit of temporary cost reduction actions in the prior year second quarter in response to the COVID-19 pandemic.

Corporate
    Corporate expenses were $16.0 million and $13.7 million during the three months ended June 30, 2021 and 2020, respectively. The increase in corporate expenses during the three months ended June 30, 2021, is primarily the result of lower spending and cost reduction actions taken in the prior year in response to the COVID-19 pandemic.

Interest expense, net
    Interest expense, net was $11.7 million during the three months ended June 30, 2021, compared to $13.4 million during the three months ended June 30, 2020. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates. See Item 1, Note 12 Long-Term Debt for more information.
Other income, net
    Other income, net during the three months ended June 30, 2021 and 2020, was $1.7 million and $0.4 million, respectively. Other income, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by lower year over year interest cost within the non-service cost components of our defined benefit plans.
Provision for income taxes
The income tax provision was $20.5 million during the three months ended June 30, 2021, compared to $17.2 million in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was 21.9% versus 32.5% in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”), the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, substantially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and FDII.

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

Net income attributable to Rexnord
    Net income attributable to Rexnord during the three months ended June 30, 2021, was $73.2 million compared to $35.6 million during the three months ended June 30, 2020. Diluted net income per share attributable to Rexnord for the three months ended June 30, 2021 and June 30, 2020, was $0.59 and $0.29, respectively, as a result of the factors described above.

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020:
Net sales
(Dollars in Millions)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Process & Motion Control	$645.5	$638.0	$7.5	1.2%
Water Management	448.9	358.1	90.8	25.4%
Consolidated	$1,094.4	$996.1	$98.3	9.9%

Process & Motion Control
    Process & Motion Control net sales were $645.5 million and $638.0 million during the six months ended June 30, 2021 and 2020, respectively. Excluding a 3% increase to net sales associated with foreign currency translation and a 1% decrease from a small divestiture, core sales decreased by 1% year over year as the second quarter of 2021 core sales increase discussed above was more than offset by the 13% core sales decrease in the first quarter of 2021 as a result of the lower level of order backlog entering the three months ended June 30, 2021 and changes in customer buying patterns given the COVID-19 pandemic. Net sales in our non-aerospace markets increased by 5% year over year which was offset by a 33% decrease in our aerospace markets.
Water Management
    Water Management net sales were $448.9 million during the six months ended June 30, 2021, an increase of 25% year over year. Excluding a 1% increase to net sales associated with foreign currency translation and a 8% year over year increase in net sales resulting from our prior-year acquisitions of Just Manufacturing and Hadrian, core sales increased 16% driven by increased demand across the majority of our product categories.

Income from operations
(Dollars in Millions)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Process & Motion Control	$121.8	$101.0	$20.8	20.6%
% of net sales	18.9%	15.8%	3.1%
Water Management	93.4	81.9	11.5	14.0%
% of net sales	20.8%	22.9%	(2.1)%
Corporate	(33.0)	(28.9)	(4.1)	(14.2)%
Consolidated	$182.2	$154.0	$28.2	18.3%
% of net sales	16.6%	15.5%	1.1%

Process & Motion Control
    Process & Motion Control income from operations during the six months ended June 30, 2021 was $121.8 million, or 18.9% of net sales. Income from operations as a percentage of net sales increased by 310 basis points year over year primarily as a result of gains recognized on the sale of certain fixed assets, lower year-over-year restructuring expense and benefits obtained from our cost reduction and productivity initiatives, partially offset by higher year over year stock based compensation expense and the benefit of temporary cost reduction actions in the prior year second quarter in response to the COVID-19 pandemic.
Water Management
    Water Management income from operations was $93.4 million during the six months ended June 30, 2021, or 20.8% of net sales. Income from operations as a percentage of net sales decreased by 210 basis points year over year as the favorable impact of higher sales growth year over year was primarily more than offset by the year-over-year change in the adjustment to state inventories at last-in-first-out cost, the temporary mix impact of the Hadrian acquisition and the benefit of temporary cost reduction actions in the prior year second quarter in response to the COVID-19 pandemic.
Corporate
    Corporate expenses were $33.0 million and $28.9 million during the six months ended June 30, 2021 and 2020, respectively. The increase in corporate expenses during the six months ended June 30, 2021, is primarily the result of lower spending and cost reduction actions taken in the prior year in response to the COVID-19 pandemic.
Interest expense, net
    Interest expense, net was $22.7 million during the six months ended June 30, 2021, compared to $26.8 million during the six months ended June 30, 2020. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates. See Item 1, Note 12 Long-Term Debt for more information.
Actuarial loss on pension and postretirement benefit obligations
There was no actuarial loss on pension and postretirement benefit obligations recognized in the six months ended June 30, 2021. Actuarial loss on pension and postretirement benefit obligations in the six months ended June 30, 2020, was $35.8 million. The non-cash actuarial loss recognized during the six months ended June 30, 2020, was primarily the result of decreases in discount rates coupled with lower-than-expected asset returns, partially offset by decreases in life expectancy assumptions utilized within the remeasurement of our defined benefit plans in connection with our previous March 31st fiscal year end.

Other income (expense), net
    Other income (expense), net during the six months ended June 30, 2021 and 2020 was $1.3 million and $(3.2) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates and lower year over year interest cost within the non-service cost components of our defined benefit plans.
Provision for income taxes
The income tax provision was $37.7 million during the six months ended June 30, 2021, compared to $23.6 million in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was 23.4% versus 26.8% in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the six months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations as well as the recognition of income tax benefits associated with share-based payments and FDII.

Net income attributable to Rexnord
    Net income attributable to Rexnord during the six months ended June 30, 2021, was $123.2 million compared to $64.1 million during the six months ended June 30, 2020. Diluted net income per share attributable to Rexnord for the six months ended June 30, 2021 and June 30, 2020, was $0.99 and $0.52, respectively, as a result of the factors described above.

Non-GAAP Financial Measures
    Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP. The following non-GAAP financial measures are utilized by management in comparing our operating performance on a consistent basis. We believe that these financial measures are appropriate to enhance an overall understanding of our underlying operating performance trends compared to historical and prospective periods and our peers. Management also believes that these measures are useful to investors in their analysis of our results of operations and provide improved comparability between fiscal periods as well as insight into the compliance with our debt covenants. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

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
Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Rexnord in the six months ended June 30, 2021, of $123.2 million and Adjusted EBITDA for the same period of $253.6 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to net income attributable to Rexnord.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter. At June 30, 2021, our net leverage ratio was 1.9 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
    The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2021, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Rexnord common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended June 30, 2020	Nine months ended December 31, 2020	Six months ended June 30, 2021	Twelve months ended June 30, 2021
Net income attributable to Rexnord	$35.6	$118.2	$123.2	$205.8
Non-controlling interest income	0.2	0.4	0.2	0.4
Equity method investment income	—	(0.2)	(0.3)	(0.5)
Income tax provision	17.2	36.3	37.7	56.8
Actuarial loss on pension and postretirement benefit obligations	—	1.6	—	1.6
Other income, net (1)	(0.4)	(4.5)	(1.3)	(5.4)
Interest expense, net	13.4	36.6	22.7	45.9
Depreciation and amortization	21.7	67.0	46.6	91.9
EBITDA	$87.7	255.4	228.8	396.5
Adjustments to EBITDA:
Restructuring and other similar charges (2)	1.7	14.6	1.7	14.6
Stock-based compensation expense	13.3	36.6	27.0	50.3
Last-in first-out inventory adjustments (3)	—	—	4.7	4.7
Acquisition-related fair value adjustment	0.9	1.2	0.6	0.9
Other, net (4)	(0.5)	(0.3)	(9.2)	(9.0)
Subtotal of adjustments to EBITDA	15.4	52.1	24.8	61.5
Adjusted EBITDA	$103.1	$307.5	$253.6	$458.0
Pro forma adjustment for acquisitions (5)				3.4
Pro forma Adjusted EBITDA				461.4
Consolidated indebtedness (6)				$887.8
Total net leverage ratio (7)				1.9
__________________________________
(1)Other income, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
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
(5)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Hadrian, which was permitted by our credit agreement. The pro forma adjustment includes the period from July 1, 2020, through the date of the Hadrian acquisition. See Item 1, Note 2, Acquisitions and Divestiture for more information.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $304.1 million (as defined by the credit agreement) at June 30, 2021.
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
    As of June 30, 2021, we had $390.7 million of cash and cash equivalents and $255.8 million of additional borrowing capacity. As of June 30, 2021, the available borrowings under our credit facility were reduced by $8.2 million due to outstanding letters of credit. As of December 31, 2020, we had $255.6 million of cash and cash equivalents and approximately $339.2 million of additional borrowing capacity ($261.0 million of available borrowings under our revolving credit facility and $78.2 million available under our accounts receivable securitization program).
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
In the six months ended June 30, 2021, the Company and Land Newco, Inc., a wholly-owned indirect subsidiary of the Company (“Land”), each entered into a debt commitment letter with various lenders in connection with the proposed transaction with Regal disclosed in Item 1, Note 1, Basis of Presentation and Significant Accounting Policies. The lenders committed to provide us with up to $708.0 million in an aggregate principal amount of senior term loans under a senior secured term loan facility and up to $200.0 million in an aggregate principal amount of senior revolving loans under a senior secured revolving credit facility. In addition, Land entered into a land commitment letter to which the lenders committed to provide senior bridge loans under a 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $486.8 million. Land also entered into the DDTL Facility providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of approximately $486.8 million. The DDTL Facility may be drawn in connection with the consummation of the Transactions in order to fund the Land Cash Payment. Upon the effectiveness of the DDTL Facility, the land commitment letter and the commitments thereunder were terminated. No amounts may be drawn under the DDTL Facility until the closing. Regal has agreed to indemnify Rexnord with respect to certain aspects of the DDTL Facility.

Cash Flows
    Cash provided by operating activities was $145.0 million and $171.5 million during the six months ended June 30, 2021 and 2020, respectively. Higher trade working capital and the impact of timing of payments on accrued expenses were partially offset by higher net income generated during the six months ended June 30, 2021.
    Cash used for investing activities was $4.4 million during the six months ended June 30, 2021 compared to $81.7 million during the six months ended June 30, 2020. Investing activities during the six months ended June 30, 2021, primarily included $14.0 million of capital expenditures and $3.4 million for the acquisition of ATS GREASEwatch, partially offset by the receipt of $13.0 million in connection with the sale of certain long-lived assets. Investing activities during the six months ended June 30, 2020, included $24.4 million of capital expenditures and $59.4 million for the acquisition of Just Manufacturing, partially offset by the receipt of $2.1 million in connection with the sale of certain long-lived assets.
    Cash used for financing activities was $5.6 million during the six months ended June 30, 2021, compared to $9.6 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, we utilized $1.1 million of cash for payments on outstanding debt, $21.6 million for the payment of common stock dividends and $0.9 million to repurchase shares of common stock. The six months ended June 30, 2021, also includes $19.4 million of cash proceeds associated with stock option exercises, partially offset by $1.4 million of cash used for the payment of withholding taxes on employees' share-based awards. During the six months ended June 30, 2020, we borrowed a net $74.4 million under our credit facilities and we utilized $19.4 million for the payment of common stock dividends and $80.7 million to repurchase common stock. The six months ended June 30, 2020, also includes $25.5 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based awards.
Indebtedness
    As of June 30, 2021, we had $1,191.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2021	Current Maturities of Debt	Long-term Portion
Term loan (1)	$622.0	$—	$622.0
4.875% Senior Notes due 2025 (2)	496.7	—	496.7
Finance leases and other subsidiary debt	73.2	2.4	70.8
Total	$1,191.9	$2.4	$1,189.5
___________________________________________
(1)Includes unamortized debt issuance costs of $3.0 million at June 30, 2021.
(2)Includes unamortized debt issuance costs of $3.3 million at June 30, 2021.

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
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2021, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three months ended June 30, 2021. A total of approximately $162.8 million of the existing repurchase authority remained under the Repurchase Program at June 30, 2021.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Credit Agreement, dated as of May 14, 2021, by and between Land and JPMorgan Chase Bank, N.A. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

* Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K, dated May 20, 2021.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Rexnord Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXNORD CORPORATION

Date:	July 20, 2021	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer