Form 10-Q
period 2021-09-30
Zurn Water Solutions Corp
filed 2021-10-26
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from            to

Commission File Number:	001-35475
_________________________________________________

ZURN WATER SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		20-5197013
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

511 W. Freshwater Way		53204
Milwaukee,	Wisconsin	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (414) 643-3739

REXNORD CORPORATION
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	ZWS	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2021
Zurn Water Solutions Corporation Common Stock, $0.01 par value per share	121,349,513 shares

EXPLANATORY NOTE

As previously disclosed, on February 15, 2021, Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn” or the “Company”) entered into definitive agreements with Regal Rexnord Corporation (formerly known as Regal Beloit Corporation) (“Regal”), Land Newco, Inc., then a wholly-owned indirect subsidiary of the Company (“Land”), and Phoenix 2021, Inc., a wholly-owned subsidiary of Regal (“Merger Sub”), with respect to a Reverse Morris Trust transaction (the “Transaction”), pursuant to which, and subject to the terms and conditions of the definitive agreements entered into among the parties, (1) the Company transferred (or caused to be transferred) to Land substantially all of the assets, and Land assumed substantially all of the liabilities, of the Company’s Process & Motion Control segment (“PMC”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of the Company were distributed in a series of distributions to the Company’s stockholders (the “Distributions”, and the final distribution of Land common stock from the Company to the Company’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, Merger Sub merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by the Company, Land, Regal, Merger Sub or their respective subsidiaries) were converted into the right to receive shares of the common stock, $0.01 par value per share, of Regal, as calculated and subject to adjustment as set forth in the merger agreement entered into among the parties. The Transaction closed on October 4, 2021. Following completion of the Transaction, the Company changed its name to “Zurn Water Solutions Corporation”; shares of the Company's common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”.

Private Securities Litigation Reform Act Safe Harbor Statement
    Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Transition Report on Form 10-K for the transition period ended December 31, 2020, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. In addition, our previously announced transaction with Regal Beloit Corporation is subject to various risks, uncertainties and factors including, among others: the inability to complete the transaction; the inability to recognize the anticipated benefits of the then proposed transaction, including due to the failure to receive required security holder approvals, or the failure of other closing conditions; and costs related to the then proposed transaction; see also Part II, Item 1A, "Risk Factors" herein. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, the effects of the ongoing COVID-19 pandemic on our employees, customers and supply chain, including those related to governmental actions, all of which are uncertain at this time, may, among other impacts, heighten the effects on our business, results of operations and financial condition of the risk factors identified in our Transition Report on Form 10-K.
General
    Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end date. The nine-month period from April 1, 2020, to December 31, 2020, served as a transition period, and we provided one-time, nine-month transitional financial statements for the transition period in a Transition Report on Form 10-K on February 16, 2021. Prior to the transition period, our fiscal year was the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, was the period from April 1, 2019, to March 31, 2020. Our fiscal year 2021 commenced on January 1, 2021. The following 10-Q presents the results of the legacy Rexnord Corporation business (both Water Management and Process and Motion Control) as the Transaction closed after our quarter end of September 30, 2021. On a go-forward basis, the PMC business will be presented as a discontinued operation.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$477.6	$255.6
Receivables, net	333.2	274.8
Inventories	386.4	330.1
Income tax receivable	8.4	9.8
Other current assets	57.1	37.4
Total current assets	1,262.7	907.7
Property, plant and equipment, net	399.5	434.8
Intangible assets, net	498.7	524.6
Goodwill	1,373.0	1,370.1
Other assets	155.2	163.9
Total assets	$3,689.1	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$2.5	$2.4
Trade payables	210.3	129.4
Compensation and benefits	54.5	57.0
Current portion of pension and postretirement benefit obligations	3.1	3.1
Other current liabilities	150.3	125.6
Total current liabilities	420.7	317.5

Long-term debt	1,189.3	1,189.2
Pension and postretirement benefit obligations	162.1	171.4
Deferred income taxes	112.6	119.4
Other liabilities	158.7	164.3
Total liabilities	2,043.4	1,961.8

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 121,348,314 at September 30, 2021 and 119,549,735 at December 31, 2020	1.2	1.2
Additional paid-in capital	1,452.1	1,392.9
Retained earnings	269.8	116.0
Accumulated other comprehensive loss	(80.6)	(73.8)
Total Zurn stockholders' equity	1,642.5	1,436.3
Non-controlling interest	3.2	3.0
Total stockholders' equity	1,645.7	1,439.3
Total liabilities and stockholders' equity	$3,689.1	$3,401.1
See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$557.2	$493.6	1,651.6	1,489.7
Cost of sales	338.4	300.5	989.1	903.2
Gross profit	218.8	193.1	662.5	586.5
Selling, general and administrative expenses	117.8	105.1	359.1	318.1
Restructuring and other similar charges	2.0	6.6	3.7	14.9
Amortization of intangible assets	9.1	9.0	27.6	27.1
Income from operations	89.9	72.4	272.1	226.4
Non-operating expense:
Interest expense, net	(11.0)	(11.5)	(33.7)	(38.3)
Actuarial loss on pension and postretirement benefit obligations	—	—	—	(35.8)
Other (expense) income, net	(0.7)	0.6	0.6	(2.6)
Income before income taxes	78.2	61.5	239.0	149.7
Provision for income taxes	(17.9)	(16.1)	(55.6)	(39.7)
Equity method investment income (loss)	—	—	0.3	(0.2)
Net income from continuing operations	60.3	45.4	183.7	109.8
Income from discontinued operations, net of tax	3.8	—	3.8	—
Net income	64.1	45.4	187.5	109.8
Non-controlling interest income	—	—	0.2	0.3
Net income attributable to Zurn	$64.1	$45.4	187.3	109.5

Basic net income per share attributable to Zurn common stockholders:
Continuing operations	$0.50	$0.38	$1.52	$0.91
Discontinued operations	$0.03	$—	$0.03	$—
Net income	$0.53	$0.38	$1.55	$0.91
Diluted net income per share attributable to Zurn common stockholders:
Continuing operations	$0.48	$0.37	$1.47	$0.89
Discontinued operations	$0.03	$—	$0.03	$—
Net income	$0.51	$0.37	$1.50	$0.89

Weighted-average number of shares outstanding (in thousands):
Basic	121,385	120,704	120,558	120,909
Effect of dilutive equity awards	3,703	1,803	3,968	2,153
Diluted	125,088	122,507	124,526	123,062

See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to Zurn	$64.1	$45.4	187.3	109.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(10.3)	13.0	(6.6)	3.1
Change in pension and postretirement defined benefit plans, net of tax	—	(0.1)	(0.2)	(3.9)
Other comprehensive (loss) income, net of tax	(10.3)	12.9	(6.8)	(0.8)
Non-controlling interest income	—	—	0.2	0.3
Total comprehensive income	$53.8	$58.3	$180.7	$109.0

See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities
Net income	$187.5	$109.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41.8	39.2
Amortization of intangible assets	27.6	27.1
Gains on dispositions of long-lived assets	(10.1)	(0.4)
Deferred income taxes	(6.6)	(9.2)
Other non-cash expenses	1.5	2.2
Actuarial loss on pension and postretirement benefit obligations	—	35.8
Stock-based compensation expense	38.3	28.9
Changes in operating assets and liabilities:
Receivables	(67.5)	(16.3)
Inventories	(58.7)	0.5
Other assets	(7.1)	22.1
Accounts payable	82.4	(22.7)
Accruals and other	16.7	20.7
Cash provided by operating activities	245.8	237.7

Investing activities
Expenditures for property, plant and equipment	(21.6)	(31.2)
Acquisitions, net of cash acquired	(3.4)	(59.4)
Proceeds from dispositions of long-lived assets	18.5	9.0
Cash used for investing activities	(6.5)	(81.6)

Financing activities
Proceeds from borrowings of debt	—	331.0
Repayments of debt	(1.7)	(332.1)
Proceeds from exercise of stock options	23.5	26.4
Taxes withheld and paid on employees' share-based payment awards	(1.4)	(9.4)
Repurchase of common stock	(0.9)	(95.7)
Payment of common stock dividends	(32.6)	(29.0)
Cash used for financing activities	(13.1)	(108.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	2.3
Increase in cash, cash equivalents and restricted cash	222.0	49.6
Cash, cash equivalents and restricted cash at beginning of period	255.6	277.0
Cash, cash equivalents and restricted cash at end of period	$477.6	$326.6

See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
    The unaudited condensed consolidated financial statements included herein have been prepared by Zurn Water Solutions Corporation (“Zurn” or the “Company”) in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
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
The Company
    Prior to the completion of the Transaction (as defined below), Zurn operated two platforms: Process & Motion Control and Water Management. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where the Company's customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services.
    After completion of the Transaction (as defined below), Zurn is a growth-oriented, pure-play water business that designs, procures, manufactures, and markets what the Company believes is the broadest sustainable product portfolio of solutions to improve health, human safety and the environment. The Zurn product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, hygienic and environmental and site works products for public and private spaces. The Company's heritage of innovation and specification have allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Business System (“ZBS”) is its operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.

Spin-Off of Process & Motion Control Segment
As previously disclosed, on February 15, 2021, Zurn Water Solutions Corporation (formerly Rexnord Corporation) entered into definitive agreements with Regal Rexnord Corporation (formerly Regal Beloit Corporation) (“Regal”), Land Newco, Inc., then a wholly-owned indirect subsidiary of the Company (“Land”), and Phoenix 2021, Inc., a wholly-owned subsidiary of Regal (“Merger Sub”), with respect to a Reverse Morris Trust transaction (the “Transaction”), pursuant to which, and subject to the terms and conditions of the definitive agreements entered into among the parties, (1) the Company transferred (or caused to be transferred) to Land substantially all of the assets, and Land assumed substantially all of the liabilities, of the Company’s Process & Motion Control segment (“PMC”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of the Company were distributed in a series of distributions to the Company’s stockholders (the “Distributions”, and the final distribution of Land common stock from the Company to the Company’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, Merger Sub merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by the Company, Land, Regal, Merger Sub or their respective subsidiaries) were converted into the right to receive shares of the common stock, $0.01 par value per share, of Regal, as calculated and subject to adjustment as set forth in the merger agreement entered into among the parties (the “Merger Agreement”).
The Transaction closed on October 4, 2021. Following completion of the Transaction, the Company changed its name to “Zurn Water Solutions Corporation”; shares of the Company's common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”.

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the three and nine months ended September 30, 2021. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.
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

2. Acquisitions and Divestiture
Nine Months Ended September 30, 2021
During the fiscal year ending March 31, 2019, the Company completed the sale of its VAG business, which was previously included in its Water Management platform. The terms of the sale agreement provided the Company to receive contingent consideration, based on, and subject to, the VAG business attainment of Earn-out EBITDA, as defined in the sale agreement. During the three months ended September 30, 2021, the Company received a $4.2 million cash payment as a result of the VAG businesses performance in its fiscal year ending March 31, 2021, which represented the final period of the earn-out, and was recorded within income from discontinued operations, net of tax in its condensed consolidated statements of operations.
On April 16, 2021, the Company acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a cash purchase price of $4.5 million, excluding transaction costs and net of cash acquired. The Company paid $3.8 million to the sellers at closing, with the remaining $0.7 million payable to the sellers upon settlement of certain indemnities within two years of closing, ATS GREASEwatch, headquartered in Saginaw, Michigan, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand the Company's current product offerings within the Company's existing Water Management platform.
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
Nine Month Transition Period Ended December 31, 2020
On December 11, 2020, the Company acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian Inc. (collectively, "Hadrian") for a total cash purchase price of $101.3 million, excluding transaction costs and net of cash acquired. During the nine months ended September 30, 2021, the Company received a cash payment of $0.4 million from the sellers in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price mentioned above. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements the Company's existing Water Management platform.
The acquisition has been accounted for as a business combination and was recorded by allocating the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with the acquisition resulted in goodwill of $43.0 million ($37.0 million tax deductible), other intangible assets of $32.4 million (including tradenames of $0.8 million and $31.6 million of customer relationships), $17.1 million of fixed assets, $9.7 million of trade working capital and other net liabilities of $0.9 million. The preliminary purchase price allocations for Hadrian were adjusted during the nine months ended September 30, 2021, resulting in a $0.2 million increase in goodwill related to aforementioned cash payment received, partially offset by the refinement of the estimated fair value of the liabilities assumed. The Company is continuing to evaluate the preliminary purchase price allocations for Hadrian related to the fair values assigned to fixed assets and net working capital acquired, which will be completed within the one year period following its acquisition date.
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
3. Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2021, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
    The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended September 30, 2021 and September 30, 2020, by classification of operating segment (in millions):

	Restructuring and Other Similar Charges Three Months Ended September 30, 2021
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.1	$0.1	$0.6	$1.8
Contract termination and other associated costs	0.2	—	—	0.2
Total restructuring and other similar costs	$1.3	$0.1	$0.6	$2.0

	Restructuring and Other Similar Charges Nine Months Ended September 30, 2021
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$1.3	$1.0	$0.6	$2.9
Contract termination and other associated costs	0.8	—	—	0.8
Total restructuring and other similar costs	$2.1	$1.0	$0.6	$3.7

	Restructuring and Other Similar Charges Three Months Ended September 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$5.6	$0.1	$—	$5.7
Contract termination and other associated costs	1.1	—	(0.2)	0.9
Total restructuring and other similar costs	$6.7	$0.1	$(0.2)	$6.6

	Restructuring and Other Similar Charges Nine Months Ended September 30, 2020
	Process & Motion Control	Water Management	Corporate	Consolidated
Employee termination benefits	$11.1	$1.1	$0.2	$12.4
Contract termination and other associated costs	2.5	0.1	(0.1)	2.5
Total restructuring and other similar costs	$13.6	$1.2	$0.1	$14.9

The following table summarizes the activity in the Company's restructuring accrual for the nine months ended September 30, 2021 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Restructuring accrual, December 31, 2020 (1)	$6.1	$0.7	$6.8
Charges	2.9	0.8	3.7
Cash payments	(6.2)	(1.3)	(7.5)
Restructuring accrual, September 30, 2021 (1)	$2.8	$0.2	$3.0
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

    In connection with the ongoing supply chain optimization and footprint repositioning initiatives, the Company has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require the Company to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives require adjustment. As a result, the Company recognized accelerated depreciation of $0.2 million and $1.2 million during the three and nine months ended September 30, 2020, respectively. There was no accelerated depreciation recognized during the three and nine months ended September 30, 2021. Accelerated depreciation is recorded within Cost of sales in the condensed consolidated statements of operations.
In addition, the Company disposed of certain long-lived assets in connection with these supply chain optimization and footprint repositioning initiatives. During the three and nine months ended September 30, 2021, the Company recognized within its Process and Motion Control segment net gains on the disposal of assets of $0.9 million and $10.1 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized net (losses) gains on the disposal of assets of $(0.1) million and $0.2 million within its Process and Motion Control segments respectively. During the three and nine months ended September 30, 2020, the Company recognized (losses) gains of $(0.2) million and $0.2 million within its Water Management segments, respectively. The aforementioned net gains (losses) on the disposal of assets are recorded within Cost of sales in the condensed consolidated statements of operations.

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
Revenue by Category
Prior to the closing of the Transaction, the Company had two business segments, Process & Motion Control and Water Management. The following tables present the Company's revenue disaggregated by customer type and originating geography (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Original equipment manufacturers/end users	$179.5	$167.6	$537.1	$526.8
Maintenance, repair, and operations	148.0	126.3	435.9	405.1
Total Process & Motion Control	$327.5	$293.9	$973.0	$931.9

Water safety, quality, flow control and conservation	$215.0	$187.2	$630.7	$521.4
Water infrastructure	14.7	12.5	47.9	36.4
Total Water Management	$229.7	$199.7	$678.6	$557.8

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$201.1	$228.4	$590.7	$675.0
Europe	74.7	—	229.0	—
Rest of world	51.7	1.3	153.3	3.6
Total	$327.5	$229.7	$973.0	$678.6

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Process & Motion Control	Water Management	Process & Motion Control	Water Management
United States and Canada	$168.6	$194.7	$569.1	$546.0
Europe	75.7	—	223.6	—
Rest of world	49.6	5.0	139.2	11.8
Total	$293.9	$199.7	$931.9	$557.8
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
The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2021 (in millions):

	Balance Sheet Classification	December 31, 2020	Additions	Deductions	September 30, 2021
Contract assets	Receivables, net	$0.1	$—	$(0.1)	$—
Contract liabilities (1)	Other current liabilities	$4.0	$2.1	$(1.5)	$4.6
____________________
(1)Contract liabilities are reduced when revenue is recognized.
Backlog
    The Company has a backlog of $470.8 million as of September 30, 2021, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 69% of the unsatisfied performance obligations as revenue in the remaining three months of the year ending December 31, 2021, and the remaining approximately 31% in 2022 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2021, the contract assets capitalized, as well as amortization recognized in the three and nine months ended September 30, 2021, are not significant and there have been no impairment losses recognized.
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

The income tax provision was $17.9 million in the three months ended September 30, 2021, compared to $16.1 million in the three months ended September 30, 2020. The effective income tax rate for the three months ended September 30, 2021, was 22.9% versus 26.2% in the three months ended September 30, 2020. The effective income tax rate for the three months ended September 30, 2021 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”), the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, substantially offset by the recognition of income tax benefits associated with the reduction in the liability originally recorded on the expatriation of certain foreign branch assets and the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with FDII.

The income tax provision was $55.6 million in the nine months ended September 30, 2021, compared to $39.7 million in the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was 23.3% versus 26.5% for the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, the recognition of income tax benefits associated with the reduction in the liability originally recorded on the expatriation of certain foreign branch assets, the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the nine months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations as well as the recognition of income tax benefits associated with share-based payments and FDII.

The Company’s total liability for net unrecognized tax benefits as of September 30, 2021 and December 31, 2020 was $18.5 million and $18.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2021 and December 31, 2020, the total amount of gross, unrecognized income tax benefits included accrued interest and penalties of $1.5 million and $1.6 million, respectively. The Company recognized $0.2 million and $(0.4) million of net interest and penalties as income tax expense (benefit) during the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
6. Earnings per Share
    Basic net income per share is computed by dividing net income from continuing operations, income from discontinued operations, net of tax and net income attributable to Zurn by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average common shares outstanding increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options or release of outstanding restricted stock units and performance stock units to purchase common shares, except when the effect would be anti-dilutive. The computation of diluted net income per share for each of the three and nine months ended September 30, 2021, excludes zero and 0.2 million shares, respectively, related to equity awards due to their anti-dilutive effects. The computation of diluted net income per share for the three and nine months ended September 30, 2020 excludes 0.8 million and 1.0 million related to equity awards due to their anti-dilutive effects, respectively.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total stockholders’ equity
Balance at December 31, 2019	$1.2	$1,320.9	$147.9	$(104.4)	$2.6	$1,368.2
Total comprehensive income (loss)	—	—	28.5	(20.0)	0.1	8.6
Stock-based compensation expense	—	8.2	—	—	—	8.2
Proceeds from exercise of stock options	—	19.2	—	—	—	19.2
Repurchase of common stock	—	—	(80.7)	—	—	(80.7)
Common stock dividends ($0.08 per share)	—	—	(9.8)	—	—	(9.8)
Balance at March 31, 2020	1.2	1,348.3	85.9	(124.4)	2.7	1,313.7
Total comprehensive income	—	—	35.6	6.3	0.2	42.1
Stock-based compensation expense	—	10.6	—	—	—	10.6
Proceeds from exercise of stock options	—	6.3	—	—	—	6.3
Taxes withheld and paid on employees' share-based payment awards	—	(9.4)	—	—	—	(9.4)
Common stock dividends ($0.08 per share)	—	—	(9.6)	—	—	(9.6)
Balance at June 30, 2020	1.2	1,355.8	111.9	(118.1)	2.9	1,353.7
Total comprehensive income	—	—	45.4	12.9	—	58.3
Stock-based compensation expense	—	10.1	—	—	—	10.1
Proceeds from exercise of stock options	—	0.9	—	—	—	0.9
Repurchase of common stock	—	—	(15.0)	—	—	(15.0)
Common stock dividends ($0.08 per share)	—	—	(9.6)	—	—	(9.6)
Balance at September 30, 2020	$1.2	$1,366.8	$132.7	$(105.2)	$2.9	$1,398.4

	Common stock (1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Total comprehensive income (loss)	—	—	50.0	(1.8)	0.1	48.3
Stock-based compensation expense	—	14.2	—	—	—	14.2
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common stock	—	—	(0.9)	—	—	(0.9)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at March 31, 2021	1.2	1,409.9	154.3	(75.6)	3.1	1,492.9
Total comprehensive income	—	—	73.2	5.3	0.1	78.6
Stock-based compensation expense	—	11.6	—	—	—	11.6
Proceeds from exercise of stock options	—	16.6	—	—	—	16.6
Taxes withheld and paid on employees' share-based payment awards	—	(1.4)	—	—	—	(1.4)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at June 30, 2021	1.2	1,436.7	216.7	(70.3)	3.2	1,587.5
Total comprehensive income (loss)	—	—	64.1	(10.3)	—	53.8
Stock-based compensation expense	—	11.3	—	—	—	11.3
Proceeds from exercise of stock options	—	4.1	—	—	—	4.1
Common stock dividends ($0.09 per share)	—	—	(11.0)	—	—	(11.0)
Balance at September 30, 2021	$1.2	$1,452.1	$269.8	$(80.6)	$3.2	$1,645.7
____________________
(1)For the three and nine months ended September 30, 2021, the Company issued 282,402 and 1,820,879 shares of common stock upon the exercise of stock options, vesting of restricted stock units, and for other common stock awards, respectively.
(2)On November 24, 2020, the Company acquired the remaining 30% non-controlling interest associated with one Process & Motion Control joint venture for a cash purchase price of $0.3 million. Following this transaction, represents a 5% non-controlling interest in one remaining Process & Motion Control controlled subsidiary.

Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid. During the nine months ended September 30, 2021, the Company repurchased 22,300 shares of common stock for a total cost of $0.9 million at a weighted average price of $39.27 per share. During the three months ended September 30, 2020, the Company repurchased 500,050 shares of common stock at a total cost of $15.0 million at a weighted average price of $30.02 per share. During the nine months ended September 30, 2020, the Company repurchased 3.5 million shares of common stock at a total cost of $95.7 million at a weighted average price of $27.62 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing authority remained under the Repurchase Program at September 30, 2021.
8. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2021, are as follows (in millions):

	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
Other comprehensive loss before reclassifications	(6.6)	—	(6.6)
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Net current period other comprehensive loss	(6.6)	(0.2)	(6.8)
Balance at September 30, 2021	$(52.6)	$(28.0)	$(80.6)

    The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2021 and September 30, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$—	$(0.1)	$(0.2)	$(0.3)	Other income (expense), net
Provision for income taxes	—	—	—	—
Total net of tax	$—	$(0.1)	$(0.2)	$(0.3)

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2021	December 31, 2020
Finished goods	$182.5	$164.6
Work in progress	42.4	38.6
Purchased components	89.9	70.6
Raw materials	76.2	53.4
Inventories at First-in, First-Out ("FIFO") cost	391.0	327.2
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(4.6)	2.9
	$386.4	$330.1

10. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the nine months ended September 30, 2021, by operating segment are presented below (in millions):

	Process & Motion Control	Water Management	Consolidated
Net carrying amount as of December 31, 2020	$1,125.3	$244.8	$1,370.1
Currency translation adjustments	(0.6)	0.5	(0.1)
Acquisition (1)	—	2.7	2.7
Purchase accounting adjustments (1)	—	0.3	0.3
Net carrying amount as of September 30, 2021	$1,124.7	$248.3	$1,373.0
____________________
(1)    Refer to Note 2, Acquisitions and Divestiture for additional information regarding acquisitions.
    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2021 and December 31, 2020 are as follows (in millions):

		September 30, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.1	$(42.8)	$9.3
Customer relationships (including distribution network)	14 years	781.7	(597.7)	184.0
Tradenames	13 years	43.9	(19.4)	24.5
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,158.6	$(659.9)	$498.7

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$52.0	$(42.2)	$9.8
Customer relationships (including distribution network)	14 years	784.9	(578.0)	206.9
Tradenames	13 years	44.1	(17.1)	27.0
Intangible assets not subject to amortization - tradenames		280.9	—	280.9
Total intangible assets, net	13 years	$1,161.9	$(637.3)	$524.6

    Intangible asset amortization expense totaled $9.1 million and $27.6 million for the three and nine months ended September 30, 2021. Intangible asset amortization expense totaled $9.0 million and $27.1 million for the three and nine months ended September 30, 2020. Customer relationships acquired during the nine months ended September 30, 2021 were assigned a weighted average useful life of 10 years.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $36.7 million in the year ending December 31, 2021 (inclusive of the $27.6 million of amortization expense recognized in the nine months ended September 30, 2021), $21.1 million in 2022, $18.6 million in 2023, $18.5 million in 2024, $17.4 million in 2025 and $16.4 million in 2026.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2021	December 31, 2020
Contract liabilities	$4.6	$4.0
Sales rebates	48.1	35.7
Commissions	8.7	5.9
Restructuring and other similar charges (1)	3.0	6.8
Product warranty (2)	7.3	8.9
Risk management (3)	12.5	10.5
Legal and environmental	3.3	2.4
Taxes, other than income taxes	9.7	7.7
Income tax payable	16.8	14.5
Interest payable	7.4	1.4
Current portion of operating lease liability	14.6	13.3
Other	14.3	14.5
	$150.3	$125.6
____________________
(1)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations within Note 14, Commitments and Contingencies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2021	December 31, 2020
Term loan (1)	$622.2	$621.5
4.875% Senior Notes due 2025 (2)	496.9	496.3
Finance leases and other subsidiary debt	72.7	73.8
Total	1,191.8	1,191.6
Less current maturities	2.5	2.4
Long-term debt	$1,189.3	$1,189.2
____________________
(1)Includes unamortized debt issuance costs of $2.8 million and $3.5 million at September 30, 2021 and December 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $3.1 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively.
Senior Secured Credit Facility
    At September 30, 2021, the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Credit Agreement”), is funded by a syndicate of banks and other financial institutions and provides for (i) a $725.0 million term loan facility, which was reduced to $625.0 million as a result of a December 2019 voluntary prepayment, and (ii) a $264.0 million revolving credit facility. The term loan facility has a maturity date of August 21, 2024, and there are no required principal payments due or scheduled under the term debt until the maturity date. As of September 30, 2021 and for the nine month period then ended, the borrowings under the Term Loan had a weighted-average effective interest rate of 1.83% and 1.86%, respectively. No amounts were borrowed under the revolving credit facility at September 30, 2021 or December 31, 2020; however, $8.2 million and $3.0 million of the revolving credit facility were considered utilized in connection with outstanding letters of credit at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Company was in compliance with all applicable covenants under the Credit Agreement, including compliance with a maximum permitted total net leverage ratio (the Company's sole financial maintenance covenant under the revolving credit facility discussed below) of 6.75 to 1.0. The Company's total net leverage ratio was 1.7 to 1.0 as of September 30, 2021.

4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due 2025 (the “Notes”). The Notes were issued by RBS Global, Inc. and Rexnord LLC (Company subsidiaries; collectively, the “Issuers”) pursuant to an Indenture, dated as of December 7, 2017 (the “Indenture”), by and among the Issuers, the domestic subsidiaries of the Company (with certain exceptions) as guarantors named therein (the “Subsidiary Guarantors”) and Wells Fargo Bank, National Association (the “Trustee”). The Notes are general senior unsecured obligations of the Issuers. Zurn Water Solutions Corporation separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes pay interest semi-annually on June 15 and December 15.
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
Debt Commitment Letters related to Transaction with Regal
In connection with the Company’s then proposed transaction with Regal discussed in Note 1, on February 14, 2021, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) and related fee letters with Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC, pursuant to which, and subject to the terms and conditions set forth therein, CS committed to provide up to $708.0 million in an aggregate principal amount of senior term loans under a senior secured term loan facility (“Term Loan Facility”) and up to $200.0 million in an aggregate principal amount of senior revolving loans under a senior secured revolving credit facility. The proceeds of the loans under the Term Loan Facility may be used by the Company, together with a dividend from Land Newco, Inc., then a wholly-owned indirect subsidiary of the Company (“Land”) and cash on RBS Global, Inc.’s balance sheet, (a) to redeem or prepay in full (i) all obligations currently outstanding under the Credit Agreement and (ii) the 4.875% senior unsecured notes due 2025; (b) to pay fees and expenses in connection with the transactions; and (c) for general corporate purposes.
In connection with the then proposed transaction, Land also entered into a commitment letter dated as of February 15, 2021 (which is referred to as the “Land Commitment Letter”) with certain financial institutions (which is referred to as the “Land Commitment Parties”), pursuant to which the Land Commitment Parties committed to provide senior bridge loans under a 364-day senior bridge loan credit facility in an aggregate principal amount of up to approximately $486.8 million (which is referred to as the “Land Bridge Facility”), subject to the terms and conditions of the Land Commitment Letter. On May 14, 2021 Land entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein, providing for a delayed draw term loan facility with commitments thereunder in an aggregate principal amount of approximately $486.8 million, maturing on August 25, 2023 (which is referred to as the “DDTL Facility”). Subject to satisfaction of the conditions therein, the DDTL Facility may be drawn in connection with the consummation of the Transactions in order to fund a payment from Land to Rexnord LLC of up to approximately $486.6 million pursuant the terms of the Separation Agreement entered into in connection with the Transaction (which is referred to as the "Land Cash Payment"). The loans under the DDTL Facility will bear interest at floating rates, plus an applicable margin determined by reference to a consolidated funded debt to consolidated EBITDA ratio or at an alternative base rate. Upon the effectiveness of the DDTL Facility, the Land Commitment Letter and the commitments thereunder were terminated. No amounts were able to be drawn under the DDTL Facility until the closing. Regal has agreed to indemnify Zurn with respect to certain aspects of the DDTL Facility.
See Note 19, Subsequent Events, for additional information related to changes in the Company's debt structure subsequent to September 30, 2021.
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
    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$3.0	$11.4	$—	$14.4
Deferred compensation liabilities	15.0	—	—	15.0

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Deferred compensation assets	$1.0	$10.7	$—	$11.7
Deferred compensation liabilities	11.9	—	—	11.9
There were no transfers of assets between levels at September 30, 2021 and December 31, 2020, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2021 and December 31, 2020, due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2021 and December 31, 2020, was approximately $1,209.1 million and $1,209.3 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
    The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents changes in the Company's product warranty liability (in millions):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance at beginning of period	$8.9	$6.3
Acquired obligations	0.3	—
Charged to operations	2.1	3.8
Claims settled	(4.0)	(1.8)
Balance at end of period	$7.3	$8.3
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
    Certain Water Management subsidiaries are also subject to asbestos litigation. As of September 30, 2021, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of September 30, 2021, the Company estimates the potential liability for the asbestos-related claims described above as well as the claims expected to be filed in the next ten years to be approximately $59.0 million, of which Zurn expects its insurance carriers to pay approximately $42.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $59.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in Other liabilities within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2021, is in excess of the 10 year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of September 30, 2021, the Company had a recorded receivable from its insurance carriers of $59.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in Other assets within the condensed consolidated balance sheets.
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

15. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pension Benefits:
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	3.7	4.7	11.2	14.7
Expected return on plan assets	(4.9)	(4.7)	(14.7)	(14.8)
Recognition of actuarial losses	—	—	—	35.9
Net periodic benefit cost	$(1.0)	$0.2	$(3.1)	$36.2
Other Postretirement Benefits:
Interest cost	$—	$0.2	$0.2	$0.5
Amortization:
Prior service credit	—	(0.1)	(0.2)	(0.3)
Recognition of actuarial gains	—	—	—	(0.1)
Net periodic benefit cost	$—	$0.1	$—	$0.1

    The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other income (expense), net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). During the three months ended March 31, 2020, the Company performed its annual remeasurement as of its previous fiscal year ended March 31, 2020, which resulted in the recognition of a $35.8 million non-cash actuarial loss during the nine months ended September 30, 2020. This amount is recorded within Actuarial loss on pension and postretirement benefit obligations in the condensed consolidated statements of operations.
    During the nine months ended September 30, 2021 and September 30, 2020, the Company made contributions of $1.9 million and $6.1 million, respectively, to its U.S. qualified pension plan trusts.
    See Note 16, Retirement Benefits, to the audited consolidated financial statements of the Company's December 31, 2020 Transition Report on Form 10-K for further information regarding retirement benefits.

16. Stock-Based Compensation
    The Zurn Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Zurn's performance and create value for Zurn's stockholders. For the three and nine months ended September 30, 2021, the Company recognized $11.3 million and $38.3 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2020, the Company recognized $7.4 million and $28.9 million of stock-based compensation expense, respectively.
During the nine months ended September 30, 2021, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	241,829	$15.39
Restricted stock units	261,182	$45.15
Performance stock units	258,206	$45.10
Common stock	102,846	$52.29
    See Note 15, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Transition Report on Form 10-K for the Transition Period ended December 31, 2020, for further information regarding stock-based compensation.

17. Business Segment Information
The Company's results of operations are reported in two business segments, consisting of the Process & Motion Control platform and the Water Management platform. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa®, and TollokTM. Process & Motion Control products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications. On October 4, 2021, the Company completed the disposition of its Process & Motion Control segment. The Water Management platform designs, procures, manufactures, and markets products that provide and enhance water quality, safety, flow control and conservation. The Water Management product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, and site works products for primarily nonresidential buildings. Products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.comTM, JUST® and Hadrian®. The financial information of the Company's segments is regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Management evaluates the performance of each business segment based on its operating results. The same accounting policies are used throughout the organization. See Note 1, Basis of Presentation and Significant Accounting Policies for further information.

Business Segment Information:
(in Millions)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales
Process & Motion Control	$327.5	$293.9	$973.0	$931.9
Water Management	229.7	199.7	678.6	557.8
Consolidated net sales	557.2	493.6	1,651.6	1,489.7
Income from operations
Process & Motion Control	57.3	35.8	179.1	136.8
Water Management	48.6	48.7	142.0	130.6
Corporate	(16.0)	(12.1)	(49.0)	(41.0)
Consolidated income from operations	89.9	72.4	272.1	226.4
Non-operating expense:
Interest expense, net	(11.0)	(11.5)	(33.7)	(38.3)
Actuarial loss on pension and postretirement benefit obligations	—	—	—	(35.8)
Other (expense) income, net	(0.7)	0.6	0.6	(2.6)
Income before income taxes	78.2	61.5	239.0	149.7
Provision for income taxes	(17.9)	(16.1)	(55.6)	(39.7)
Equity method investment income (loss)	—	—	0.3	(0.2)
Net income from continuing operations	60.3	45.4	183.7	109.8
Income from discontinued operations, net of tax	3.8	—	3.8	—
Net income	64.1	45.4	187.5	109.8
Non-controlling interest income	—	—	0.2	0.3
Net income attributable to Zurn	$64.1	$45.4	$187.3	$109.5

Depreciation and amortization
Process & Motion Control	$14.7	$14.8	$44.8	$44.2
Water Management	8.0	7.4	24.3	21.7
Corporate	0.1	0.1	0.3	0.4
Consolidated	$22.8	$22.3	$69.4	$66.3
Capital expenditures
Process & Motion Control	$5.1	$5.2	$17.4	$27.0
Water Management	2.5	1.6	4.2	4.2
Consolidated	$7.6	$6.8	$21.6	$31.2

18. Guarantor Subsidiaries
The following schedules present condensed consolidating financial information as of September 30, 2021 and December 31, 2020, and for the three and nine month periods ended September 30, 2021 and 2020 for (a) Zurn Water Solutions Corporation, the parent company (the "Parent"); (b) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding Notes; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”) and guarantors of those Notes; and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.
Condensed Consolidating Balance Sheets
September 30, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$228.8	$36.1	$212.7	$—	$477.6
Receivables, net	—	—	209.0	124.2	—	333.2
Inventories	—	—	261.4	125.0	—	386.4
Income tax receivable	—	—	6.8	1.6	—	8.4
Other current assets	—	—	33.0	24.1	—	57.1
Total current assets	—	228.8	546.3	487.6	—	1,262.7
Property, plant and equipment, net	—	—	264.5	135.0	—	399.5
Intangible assets, net	—	—	383.5	115.2	—	498.7
Goodwill	—	—	1,053.4	319.6	—	1,373.0
Investment in:
Issuer subsidiaries	1,733.3	—	—	—	(1,733.3)	—
Guarantor subsidiaries	—	3,706.0	—	—	(3,706.0)	—
Non-guarantor subsidiaries	—	—	784.5	—	(784.5)	—
Other assets	—	0.5	96.2	58.5	—	155.2
Total assets	$1,733.3	$3,935.3	$3,128.4	$1,115.9	$(6,223.8)	$3,689.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.4	$0.1	$—	$2.5
Trade payables	—	—	139.4	70.9	—	210.3
Compensation and benefits	—	—	31.6	22.9	—	54.5
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	7.3	94.3	48.7	—	150.3
Total current liabilities	—	7.3	269.4	144.0	—	420.7

Long-term debt	—	1,119.1	69.7	0.5	—	1,189.3
Note payable to (receivable from) affiliates, net	87.5	1,075.6	(1,220.8)	57.7	—	—
Pension and postretirement benefit obligations	—	—	113.1	49.0	—	162.1
Deferred income taxes	—	—	91.2	21.4	—	112.6
Other liabilities	0.1	—	99.8	58.8	—	158.7
Total liabilities	87.6	2,202.0	(577.6)	331.4	—	2,043.4
Total stockholders' equity	1,645.7	1,733.3	3,706.0	784.5	(6,223.8)	1,645.7
Total liabilities and stockholders' equity	$1,733.3	$3,935.3	$3,128.4	$1,115.9	$(6,223.8)	$3,689.1

Condensed Consolidating Balance Sheets
December 31, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.2	$46.7	$208.2	$—	$255.6
Receivables, net	—	—	165.5	109.3	—	274.8
Inventories	—	—	221.8	108.3	—	330.1
Income tax receivable	—	—	8.5	1.3	—	9.8
Other current assets	—	—	18.6	18.8	—	37.4
Total current assets	0.5	0.2	461.1	445.9	—	907.7
Property, plant and equipment, net	—	—	292.8	142.0	—	434.8
Intangible assets, net	—	—	403.0	121.6	—	524.6
Goodwill	—	—	1,050.3	319.8	—	1,370.1
Investment in:
Issuer subsidiaries	1,552.6	—	—	—	(1,552.6)	—
Guarantor subsidiaries	—	3,532.2	—	—	(3,532.2)	—
Non-guarantor subsidiaries	—	—	691.8	—	(691.8)	—
Other assets	—	0.7	100.7	62.5	—	163.9
Total assets	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$—	$—	$2.3	$0.1	$—	$2.4
Trade payables	—	—	72.2	57.2	—	129.4
Compensation and benefits	—	—	36.6	20.4	—	57.0
Current portion of pension and postretirement benefit obligations	—	—	1.7	1.4	—	3.1
Other current liabilities	—	1.2	77.8	46.6	—	125.6
Total current liabilities	—	1.2	190.6	125.7	—	317.5

Long-term debt	—	1,117.8	70.7	0.7	—	1,189.2
Note payable to (receivable from), net	113.1	861.5	(1,111.6)	137.0	—	—
Pension and postretirement benefit obligations	—	—	119.2	52.2	—	171.4
Deferred income taxes	—	—	96.8	22.6	—	119.4
Other liabilities	0.7	—	101.8	61.8	—	164.3
Total liabilities	113.8	1,980.5	(532.5)	400.0	—	1,961.8
Total stockholders' equity	1,439.3	1,552.6	3,532.2	691.8	(5,776.6)	1,439.3
Total liabilities and stockholders' equity	$1,553.1	$3,533.1	$2,999.7	$1,091.8	$(5,776.6)	$3,401.1

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,212.1	$596.6	$(157.1)	$1,651.6
Cost of sales	—	—	725.5	420.7	(157.1)	989.1
Gross profit	—	—	486.6	175.9	—	662.5
Selling, general and administrative expenses	—	—	275.1	84.0	—	359.1
Restructuring and other similar charges	—	—	1.4	2.3	—	3.7
Amortization of intangible assets	—	—	21.6	6.0	—	27.6
Income from operations	—	—	188.5	83.6	—	272.1
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(29.6)	(4.1)	—	—	(33.7)
To affiliates	32.5	75.3	(85.2)	(22.6)	—	—
Other (expense) income, net	—	—	(1.5)	2.1	—	0.6
Income before income taxes	32.5	45.7	97.7	63.1	—	239.0
Provision for income taxes	(0.1)	(0.1)	(35.6)	(19.8)	—	(55.6)
Equity method investment income	—	—	—	0.3	—	0.3
Income before equity in earnings of subsidiaries	32.4	45.6	62.1	43.6	—	183.7
Equity in income of subsidiaries	155.1	109.5	45.4	—	(310.0)	—
Net income from continuing operations	187.5	155.1	107.5	43.6	(310.0)	183.7
Income from discontinued operations, net of tax	—	—	2.0	1.8	—	3.8
Net income	187.5	155.1	109.5	45.4	(310.0)	187.5
Non-controlling interest income	—	—	—	0.2	—	0.2
Net income attributable to Zurn	$187.5	$155.1	$109.5	$45.2	$(310.0)	$187.3
Comprehensive income	$187.5	$152.8	$109.9	$40.5	$(310.0)	$180.7

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2021
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$410.2	$201.2	$(54.2)	$557.2
Cost of sales	—	—	245.5	147.1	(54.2)	338.4
Gross profit	—	—	164.7	54.1	—	218.8
Selling, general and administrative expenses	—	—	89.3	28.5	—	117.8
Restructuring and other similar charges	—	—	0.9	1.1	—	2.0
Amortization of intangible assets	—	—	7.1	2.0	—	9.1
Income from operations	—	—	67.4	22.5	—	89.9
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(9.9)	(1.1)	—	—	(11.0)
To affiliates	10.9	64.7	(55.6)	(20.0)	—	—
Other (expense) income, net	—	—	(0.4)	(0.3)	—	(0.7)
Income before income taxes	10.9	54.8	10.3	2.2	—	78.2
Provision for income taxes	(0.1)	(0.1)	(12.1)	(5.6)	—	(17.9)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	10.8	54.7	(1.8)	(3.4)	—	60.3
Equity in income (loss) of subsidiaries	53.3	(1.4)	(1.6)	—	(50.3)	—
Net income (loss)	64.1	53.3	(3.4)	(3.4)	(50.3)	60.3
Income from discontinued operations, net of tax	—	—	2.0	1.8	—	3.8
Net income (loss)	64.1	53.3	(1.4)	(1.6)	(50.3)	64.1
Non-controlling interest income	—	—	—	—	—	—
Net income (loss) attributable to Zurn	$64.1	$53.3	$(1.4)	$(1.6)	$(50.3)	$64.1
Comprehensive income (loss)	$64.1	$52.4	$(2.8)	$(9.6)	$(50.3)	$53.8

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,119.8	$487.3	$(117.4)	$1,489.7
Cost of sales	—	—	675.3	345.3	(117.4)	903.2
Gross profit	—	—	444.5	142.0	—	586.5
Selling, general and administrative expenses	—	—	247.7	70.4	—	318.1
Restructuring and other similar charges	—	—	7.6	7.3	—	14.9
Amortization of intangible assets	—	—	22.1	5.0	—	27.1
Income from operations	—	—	167.1	59.3	—	226.4
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(35.5)	(2.9)	0.1	—	(38.3)
To affiliates	29.0	27.3	(34.6)	(21.7)	—	—
Actuarial loss on pension and postretirement benefit obligations	—	—	(34.9)	(0.9)	—	(35.8)
Other expense, net	—	(0.1)	(1.0)	(1.5)	—	(2.6)
Income (loss) before income taxes	29.0	(8.3)	93.7	35.3	—	149.7
Provision for income taxes	—	(0.5)	(25.6)	(13.6)	—	(39.7)
Equity method investment loss	—	—	—	(0.2)	—	(0.2)
Income (loss) before equity in earnings of subsidiaries	29.0	(8.8)	68.1	21.5	—	109.8
Equity in income of subsidiaries	80.8	89.6	21.5	—	(191.9)	—
Net income	109.8	80.8	89.6	21.5	(191.9)	109.8
Non-controlling interest income	—	—	—	0.3	—	0.3
Net income attributable to Zurn	$109.8	$80.8	$89.6	$21.2	$(191.9)	$109.5
Comprehensive income	$109.8	$83.5	$88.0	$19.6	$(191.9)	$109.0

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2020
(in millions)

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$365.7	$172.3	$(44.4)	$493.6
Cost of sales	—	—	224.5	120.4	(44.4)	300.5
Gross profit	—	—	141.2	51.9	—	193.1
Selling, general and administrative expenses	—	—	80.9	24.2	—	105.1
Restructuring and other similar charges	—	—	2.2	4.4	—	6.6
Amortization of intangible assets	—	—	7.4	1.6	—	9.0
Income from operations	—	—	50.7	21.7	—	72.4
Non-operating income (expense):
Interest income (expense), net:
To third parties	—	(10.0)	(1.6)	0.1	—	(11.5)
To affiliates	9.6	5.4	(14.6)	(0.4)	—	—
Other (expense) income, net	—	(0.1)	(0.2)	0.9	—	0.6
Income (loss) before income taxes	9.6	(4.7)	34.3	22.3	—	61.5
Provision for income taxes	—	—	(9.7)	(6.4)	—	(16.1)
Equity method investment income	—	—	—	—	—	—
Income (loss) before equity in earnings of subsidiaries	9.6	(4.7)	24.6	15.9	—	45.4
Equity in income of subsidiaries	35.8	40.5	15.9	—	(92.2)	—
Net income	45.4	35.8	40.5	15.9	(92.2)	45.4
Non-controlling interest income	—	—	—	—	—	—
Net income attributable to Zurn	$45.4	$35.8	$40.5	$15.9	$(92.2)	$45.4
Comprehensive income	$45.4	$37.9	$40.6	$26.6	$(92.2)	$58.3

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2021
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by (used for) operating activities	$10.9	$228.6	$(2.3)	$8.6	$—	$245.8
Investing activities
Expenditures for property, plant and equipment	—	—	(12.7)	(8.9)	—	(21.6)
Acquisitions, net of cash acquired	—	—	(3.4)	—	—	(3.4)
Proceeds from dispositions of long-lived assets	—	—	9.5	9.0	—	18.5
Cash (used for) provided by investing activities	—	—	(6.6)	0.1	—	(6.5)
Financing activities
Repayments of debt	—	—	(1.7)	—	—	(1.7)
Proceeds from exercise of stock options	23.5	—	—	—	—	23.5
Taxes withheld and paid on employees' share-based payment awards	(1.4)	—	—	—	—	(1.4)
Repurchase of common stock	(0.9)	—	—	—	—	(0.9)
Payment of common stock dividend	(32.6)	—	—	—	—	(32.6)
Cash used for financing activities	(11.4)	—	(1.7)	—	—	(13.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(4.2)	—	(4.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(0.5)	228.6	(10.6)	4.5	—	222.0
Cash, cash equivalents and restricted cash at beginning of period	0.5	0.2	46.7	208.2	—	255.6
Cash, cash equivalents and restricted cash at end of period	$—	$228.8	$36.1	$212.7	$—	$477.6

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2020
(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash provided by operating activities	$107.7	$0.1	$66.9	$63.0	$—	$237.7
Investing activities
Expenditures for property, plant and equipment	—	—	(21.0)	(10.2)	—	(31.2)
Acquisitions, net of cash acquired	—	—	(59.4)	—	—	(59.4)
Proceeds from dispositions of long-lived assets	—	—	1.8	7.2	—	9.0
Cash used for investing activities	—	—	(78.6)	(3.0)	—	(81.6)
Financing activities
Proceeds from borrowings of long-term debt	—	250.0	81.0	—	—	331.0
Repayments of debt	—	(250.0)	(81.5)	(0.6)	—	(332.1)
Repurchase of common stock	(95.7)	—	—	—	—	(95.7)
Payment of common stock dividends	(29.0)	—	—	—	—	(29.0)
Proceeds from exercise of stock options	26.4	—	—	—	—	26.4
Taxes withheld and paid on employees' share-based payment awards	(9.4)	—	—	—	—	(9.4)
Cash used for financing activities	(107.7)	—	(0.5)	(0.6)	—	(108.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	2.3	—	2.3
Increase (decrease) in cash, cash equivalents and restricted cash	—	0.1	(12.2)	61.7	—	49.6
Cash, cash equivalents and restricted cash at beginning of period	—	—	117.4	159.6	—	277.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.1	$105.2	$221.3	$—	$326.6

19. Subsequent Events
The Transaction closed on October 4, 2021. Following completion of the Transaction, the Company changed its name to “Zurn Water Solutions Corporation”; shares of the Company's common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”. In connection with the closing of the Transaction, the Company expects to incur approximately $65.0 million of transaction and refinancing related fees during the fourth quarter of 2021.

Fourth Amended and Restated First Lien Credit Agreement

On October 4, 2021, RBS Global, Inc., a Delaware corporation renamed “ZBS Global, Inc.” on October 4, 2021 (“Holdings”), Zurn Holdings, Inc., a Delaware corporation (“Zurn Holdings”), Rexnord LLC, a Delaware limited liability company renamed “Zurn LLC” on October 4, 2021 (“Zurn” and, together with Zurn Holdings, the “Borrowers”), the lenders from time to time party thereto (“Lenders”), and Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders entered into a Fourth Amended and Restated First Lien Credit Agreement (the “Restated Credit Agreement”).

The Restated Credit Agreement amends and restates in its entirety the Third Amended and Restated First Lien Credit Agreement, dated as of August 21, 2013, by and among Chase Acquisition I, Inc., a Delaware corporation, Holdings, Zurn, the several lenders party thereto from time to time and the Administrative Agent, as administrative agent thereunder (the “Existing Credit Agreement”). Pursuant to the Restated Credit Agreement, the Lenders have provided to the Borrowers (i) a $550 million Term B Loan (the “Term B Loan”) and (ii) a $200 million revolving line of credit under which the Borrowers may borrow revolving credit loans and multicurrency swing loans (subject to certain sublimits) and cause to be issued letters of credit (subject to certain sublimits), in an aggregate principal amount not to exceed $200 million outstanding at any time. The maturity date for the revolving line of credit is October 4, 2026 and the maturity date of the term loan is October 4, 2028. The Restated Credit Agreement also makes certain other technical changes to the Existing Credit Agreement, such as modifying provisions related to the potential future replacement of the London Interbank Offered Rate (“LIBOR”).

In addition, the DDTL Facility discussed in Note 12 was drawn in connection with the consummation of the Transactions in order to fund the Land Cash Payment from Land to Rexnord LLC of approximately $486.6 million pursuant the terms of the Separation Agreement entered into in connection with the Transaction.
The proceeds of the term loan were, together with the Land Cash Payment associated with the DDTL Facility discussed in and cash on hand, used to (i) repay in full the $625.0 million aggregate principal amount of term B loans outstanding under the Existing Credit Agreement, together with accrued interest thereon, (ii) redeem the $500.0 million outstanding principal amount of 4.875% Senior Notes due 2025 issued by Holdings and Zurn pursuant to an Indenture dated as of December 7, 2017, among Holdings, Zurn, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, at a redemption price equal to 102.438% of the principal amount thereof plus accrued and unpaid interest and (iii) pay related fees and expenses.

    The obligations under the Restated Credit Agreement and related documents are secured by liens on substantially all of the assets of Holdings, the Borrowers, and certain subsidiaries of the Borrowers pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021, among Holdings, the Borrowers, the subsidiaries of the Borrowers party thereto, and the Administrative Agent (the “Restated Guarantee and Collateral Agreement”), and certain other collateral documents.

Loans under the Restated Credit Agreement bear interest, at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio (as defined in the Restated Credit Agreement) as of the last day of each fiscal quarter. The Term B Loan has an effective current interest rate of 2.75%, determined on the basis of adjusted LIBOR (subject to a 0.50% floor) plus 2.25%. Prior to maturity, the Term B Loan will be subject to quarterly amortization of 0.25% of the initial principal amount. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the revolving line of credit for each fiscal quarter and fees in connection with the issuance of letters of credit. Certain prepayments of the term loan occurring on or prior to April 4, 2022 are subject to a 1.00% prepayment penalty.

The Restated Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Restated Credit Agreement).

Retirement Benefits

In connection with the aforementioned transaction with Regal, the transfer of net assets associated with the PMC segment will include approximately $80.0 million of unfunded pension and postretirement benefit obligations. In accordance with the authoritative guidance, the transfer of the pension and postretirement benefit obligations will require the Company to perform an interim remeasurement of certain of its pension and postretirement benefit plans at the time of the transfer. As discussed in Note 15, upon remeasurement of pension and postretirement benefit obligations the Company recognizes net actuarial gains or losses in excess of the corridor in operating results at the time of the remeasurement event. The Company anticipates it will recognize approximately $7.0 million of non-cash actuarial losses in connection with this policy during the fourth quarter of 2021.

On October 21, 2021, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.03 per-share to be paid on December 7, 2021, to stockholders of record as of November 19, 2021.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
    Prior to the completion of the Transaction (as defined below), we operated two platforms: Process & Motion Control and Water Management. The Process & Motion Control platform designs, manufactures, markets and services a comprehensive range of specified, highly-engineered mechanical components used within complex systems where our customers' reliability requirements and costs of failure or downtime are high. The Process & Motion Control portfolio includes motion control products, shaft management products, aerospace components, and related value-added services.
    After completion of the Transaction (as defined below), Zurn is a growth-oriented, pure-play water business that designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, hygienic and environmental and site works products for public and private spaces. Our heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Business System (“ZBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Transition Report on Form 10-K for the nine month transition period ended December 31, 2020 (the "Transition Period").
Fiscal Year
    Following the end of our fiscal 2020, we transitioned from a March 31 fiscal year-end date to a December 31 fiscal year-end date. Throughout this MD&A, we refer to the period from July 1, 2020 through September 30, 2020, as the “three months ended September 30, 2020” or the “quarter ended September 30, 2020.” We refer to the period from July 1, 2021 through September 30, 2021, as the "three months ended September 30, 2021" or the “quarter ended September 30, 2021.”
Spin-Off of Process & Motion Control Segment
As previously disclosed, on February 15, 2021, we entered into definitive agreements with Regal Rexnord Corporation (formerly known as Regal Beloit Corporation) (“Regal”), Land Newco, Inc., then a wholly-owned indirect subsidiary of the Company (“Land”), and Phoenix 2021, Inc., a wholly-owned subsidiary of Regal (“Merger Sub”), with respect to a Reverse Morris Trust transaction (the “Transaction”), pursuant to which, and subject to the terms and conditions of the definitive agreements entered into among the parties, (1) we transferred (or caused to be transferred) to Land substantially all of the assets, and Land assumed substantially all of the liabilities, of our Process & Motion Control segment (“PMC”), (2) after which, all of the issued and outstanding shares of common stock, $0.01 par value per share, of Land (“Land common stock”) held by a subsidiary of the Company were distributed in a series of distributions to our stockholders (the “Distributions”, and the final distribution of Land common stock from the Company to the Company’s stockholders, which was made pro rata for no consideration, the “Spin-Off”) and (3) immediately after the Spin-Off, Merger Sub merged with and into Land (the “Merger”) and all shares of Land common stock (other than those held by the Company, Land, Regal, Merger Sub or their respective subsidiaries) were converted into the right to receive shares of the common stock, $0.01 par value per share, of Regal, as calculated and subject to adjustment as set forth in the merger agreement entered into among the parties (the “Merger Agreement”).
The Transaction closed on October 4, 2021. Following completion of the Transaction, we changed our name to “Zurn Water Solutions Corporation”; shares of our common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”.

The following discussion of the results of operations and financial condition for the periods ending September 30, 2021 and September, 30, 2020 reflects the combined PMC and WM operating segments. In accordance with authoritative guidance, beginning in our fourth quarter of 2021, the operating results of the PMC business will be reported as discontinued operations in the consolidated financial statements for all periods presented following the close of the Transaction.

Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Transition Report on Form 10-K for the Transition Period for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2021, and during the period from January 1, 2021 through September 30, 2021, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
COVID-19 Pandemic
The ongoing coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of our manufacturing and distribution locations around the world. In addition, our suppliers, business partners and customers have also experienced similar negative impacts from the COVID-19 pandemic. As of September 30, 2021, all of our global facilities were operating with only intermittent interruptions and we are not currently experiencing any significant issues with respect to our distribution operations and supply chains. We remain focused on the health and well-being of our associates and have undertaken numerous actions within our offices and manufacturing sites that are intended to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.

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
Acquisitions and Divestiture
On April 16, 2021, we acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a total cash purchase price of $4.5 million. ATS GREASEwatch, headquartered in Saginaw, Michigan, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings within our existing Water Management platform.
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

Restructuring and Other Similar Costs
    During the three and nine months ended September 30, 2021, we continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As we continue to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, we may also execute additional restructuring actions. As such, we expect further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on our overall manufacturing capacity, and refining our overall product portfolio. For the three and nine months ended September 30, 2021, restructuring charges totaled $2.0 million and $3.7 million, respectively. For the three and nine months ended September 30, 2020, restructuring charges totaled $6.6 million and $14.9 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Process & Motion Control	$327.5	$293.9	$33.6	11.4%
Water Management	229.7	199.7	30.0	15.0%
Consolidated	$557.2	$493.6	$63.6	12.9%
Process & Motion Control
    Process & Motion Control net sales were $327.5 million during the three months ended September 30, 2021, an increase of 11% as compared to the prior year. Excluding a 1% increase to net sales associated with foreign currency translation and a 2% decrease from a small divestiture, core sales increased by 12% year over year driven by growth across nearly all product categories and geographies.
Water Management
    Water Management net sales were $229.7 million during the three months ended September 30, 2021, an increase of 15% year over year. Excluding a 1% increase to net sales associated with foreign currency transaction and a 9% increase in net sales resulting from our prior-year acquisition of Hadrian, core sales increased 5% year over year driven by increased demand across nearly all of our product categories that was partially offset by temporary transportation capacity related constraints.
Income from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Process & Motion Control	$57.3	$35.8	$21.5	60.1%
% of net sales	17.5%	12.2%	5.3%
Water Management	48.6	48.7	(0.1)	(0.2)%
% of net sales	21.2%	24.4%	(3.2)%
Corporate	(16.0)	(12.1)	(3.9)	(32.2)%
Consolidated	$89.9	$72.4	$17.5	24.2%
% of net sales	16.1%	14.7%	1.4%

Process & Motion Control
    Process & Motion Control income from operations during the three months ended September 30, 2021 was $57.3 million, or 17.5% of net sales. Income from operations as a percentage of net sales increased by 530 basis points year over year due to benefits from cost reduction and productivity initiatives, the favorable impact of year over year sales growth, and the reduction of restructuring expense year over year, partially offset by the benefit of temporary cost reduction actions in the prior year third quarter in response to the COVID-19 pandemic.
Water Management
    Water Management income from operations was $48.6 million during the three months ended September 30, 2021, or 21.2% of net sales. Income from operations as a percentage of net sales decreased by 320 basis points year over year as the favorable impact of year over year sales growth was more than offset by the mix impact of the Hadrian acquisition, the year-over-year change in the adjustment to state inventories at last-in-first-out cost, higher year-over-year non-cash stock based compensation expense and the benefit of temporary cost reduction actions in the prior year third quarter in response to the COVID-19 pandemic.

Corporate
    Corporate expenses were $16.0 million and $12.1 million during the three months ended September 30, 2021 and 2020, respectively. The increase in corporate expenses during the three months ended September 30, 2021, is primarily the result of higher year-over-year non-cash stock based compensation expense and lower spending and cost reduction actions taken in the prior year in response to the COVID-19 pandemic.
Interest expense, net
    Interest expense, net was $11.0 million during the three months ended September 30, 2021, compared to $11.5 million during the three months ended September 30, 2020. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower average interest rates. See Item 1, Note 12 Long-Term Debt for more information.
Other (expense) income, net
    Other (expense) income, net during the three months ended September 30, 2021 and 2020, was $(0.7) million and $0.6 million, respectively. Other (expense) income, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $17.9 million in the three months ended September 30, 2021, compared to $16.1 million in the three months ended September 30, 2020. The effective income tax rate for the three months ended September 30, 2021 was 22.9% versus 26.2% in the three months ended September 30, 2020. The effective income tax rate for the three months ended September 30, 2021 was slightly above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with global intangible low-taxed income (“GILTI”), the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, substantially offset by the recognition of income tax benefits associated with the reduction in the liability originally recorded on the expatriation of certain foreign branch assets and the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with FDII.

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

Net income attributable to Zurn
    Net income attributable to Zurn during the three months ended September 30, 2021, was $64.1 million compared to $45.4 million during the three months ended September 30, 2020. Diluted net income per share attributable to Zurn for the three months ended September 30, 2021 and September 30, 2020, was $0.51 and $0.37, respectively, as a result of the factors described above.

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020:
Net sales
(Dollars in Millions)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Process & Motion Control	$973.0	$931.9	$41.1	4.4%
Water Management	678.6	557.8	120.8	21.7%
Consolidated	$1,651.6	$1,489.7	$161.9	10.9%

Process & Motion Control
    Process & Motion Control net sales were $973.0 million and $931.9 million during the nine months ended September 30, 2021 and 2020, respectively. Excluding a 2% increase to net sales associated with foreign currency translation and a 1% decrease from a small divestiture, core sales increased by 3% year over year driven by growth across nearly all product categories and geographies. Net sales in our non-aerospace markets increased by 8% year over year, which was offset by a 25% decrease in net sales related to our aerospace markets.
Water Management
    Water Management net sales were $678.6 million during the nine months ended September 30, 2021, an increase of 22% year over year. Excluding a 1% increase to net sales associated with foreign currency translation and a 9% year over year increase in net sales resulting from our prior-year acquisitions of Just Manufacturing and Hadrian, core sales increased 12% driven by increased demand across the majority of our product categories.

Income from operations
(Dollars in Millions)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Process & Motion Control	$179.1	$136.8	$42.3	30.9%
% of net sales	18.4%	14.7%	3.7%
Water Management	142.0	130.6	11.4	8.7%
% of net sales	20.9%	23.4%	(2.5)%
Corporate	(49.0)	(41.0)	(8.0)	(19.5)%
Consolidated	$272.1	$226.4	$45.7	20.2%
% of net sales	16.5%	15.2%	1.3%

Process & Motion Control
    Process & Motion Control income from operations during the nine months ended September 30, 2021 was $179.1 million, or 18.4% of net sales. Income from operations as a percentage of net sales increased by 370 basis points year over year primarily as a result of the favorable impact of sales growth year over year, gains recognized on the sale of certain fixed assets, lower year-over-year restructuring expense and benefits obtained from our cost reduction and productivity initiatives, partially offset by higher year over year stock based compensation expense and the benefit of temporary cost reduction actions in the prior year in response to the COVID-19 pandemic.

Water Management
    Water Management income from operations was $142.0 million during the nine months ended September 30, 2021, or 20.9% of net sales. Income from operations as a percentage of net sales decreased by 250 basis points year over year as the favorable impact of sales year over year was more than offset by the year-over-year change in the adjustment to state inventories at last-in-first-out cost, higher year-over-year non-cash stock based compensation expense, the mix impact of the Hadrian acquisition and the benefit of temporary cost reduction actions in the prior year in response to the COVID-19 pandemic.
Corporate
    Corporate expenses were $49.0 million and $41.0 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in corporate expenses during the nine months ended September 30, 2021, is primarily the result of higher year-over-year non-cash stock based compensation expense and lower spending and cost reduction actions taken in the prior year in response to the COVID-19 pandemic.
Interest expense, net
    Interest expense, net was $33.7 million during the nine months ended September 30, 2021, compared to $38.3 million during the nine months ended September 30, 2020. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates. See Item 1, Note 12 Long-Term Debt for more information.
Actuarial loss on pension and postretirement benefit obligations
There was no actuarial loss on pension and postretirement benefit obligations recognized in the nine months ended September 30, 2021. Actuarial loss on pension and postretirement benefit obligations in the nine months ended September 30, 2020, was $35.8 million. The non-cash actuarial loss recognized during the nine months ended September 30, 2020, was primarily the result of decreases in discount rates coupled with lower-than-expected asset returns, partially offset by decreases in life expectancy assumptions utilized within the remeasurement of our defined benefit plans in connection with our previous March 31st fiscal year end.

Other income (expense), net
    Other income (expense), net during the nine months ended September 30, 2021 and 2020 was $0.6 million and $(2.6) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates and lower year over year interest cost within the non-service cost components of our defined benefit plans.
Provision for income taxes
The income tax provision was $55.6 million during the nine months ended September 30, 2021, compared to $39.7 million in the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was 23.3%versus 26.5%in the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, the recognition of income tax benefits associated with the reduction in the liability originally recorded on the expatriation of certain foreign branch assets, the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the nine months ended September 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with GILTI and compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations as well as the recognition of income tax benefits associated with share-based payments and FDII.

Net income attributable to Zurn
    Net income attributable to Zurn during the nine months ended September 30, 2021, was $187.3 million compared to $109.5 million during the nine months ended September 30, 2020. Diluted net income per share attributable to Zurn for the nine months ended September 30, 2021 and September 30, 2020, was $1.50 and $0.89, respectively, as a result of the factors described above.

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
Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Zurn in the nine months ended September 30, 2021, of $187.3 million and Adjusted EBITDA for the same period of $381.5 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to net income attributable to Zurn.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 6.75 to 1.0 as of the end of each fiscal quarter. At September 30, 2021, our net leverage ratio was 1.7 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
    The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2021, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Zurn to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended September 30, 2020	Nine months ended December 31, 2020	Nine months ended September 30, 2021	Twelve months ended September 30, 2021
Net income attributable to Zurn	$81.0	$118.2	$187.3	$224.5
Non-controlling interest income	0.2	0.4	0.2	0.4
Income from discontinued operations, net of tax	—	—	(3.8)	(3.8)
Equity method investment income	—	(0.2)	(0.3)	(0.5)
Income tax provision	33.3	36.3	55.6	58.6
Actuarial loss on pension and postretirement benefit obligations	—	1.6	—	1.6
Other income, net (1)	(1.0)	(4.5)	(0.6)	(4.1)
Interest expense, net	24.9	36.6	33.7	45.4
Depreciation and amortization	44.0	67.0	69.4	92.4
EBITDA	182.4	255.4	341.5	414.5
Adjustments to EBITDA:
Restructuring and other similar charges (2)	8.3	14.6	3.7	10.0
Stock-based compensation expense	20.7	36.6	38.3	54.2
Last-in first-out inventory adjustments (3)	(0.5)	—	7.5	8.0
Acquisition-related fair value adjustment	0.9	1.2	0.6	0.9
Other, net (4)	(0.2)	(0.3)	(10.1)	(10.2)
Subtotal of adjustments to EBITDA	29.2	52.1	40.0	62.9
Adjusted EBITDA	$211.6	$307.5	$381.5	$477.4
Pro forma adjustment for acquisitions (5)				1.7
Pro forma Adjusted EBITDA				479.1
Consolidated indebtedness (6)				$795.7
Total net leverage ratio (7)				1.7
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
(4)Other, net for the periods indicated, consists of gains and losses on the disposition of long-lived assets.
(5)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Hadrian, which was permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2020, through the date of the Hadrian acquisition. See Item 1, Note 2, Acquisitions and Divestiture for more information.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $396.1 million (as defined by the credit agreement) at September 30, 2021.
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
    As of September 30, 2021, we had $477.6 million of cash and cash equivalents and $255.8 million of additional borrowing capacity. As of September 30, 2021, the available borrowings under our credit facility were reduced by $8.2 million due to outstanding letters of credit. As of December 31, 2020, we had $255.6 million of cash and cash equivalents and approximately $339.2 million of additional borrowing capacity ($261.0 million of available borrowings under our revolving credit facility and $78.2 million available under our accounts receivable securitization program).
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
On October 4, 2021, RBS Global, Inc., a Delaware corporation renamed “ZBS Global, Inc.” on October 4, 2021 (“Holdings”), Zurn Holdings, Inc., a Delaware corporation (“Zurn Holdings”), Rexnord LLC, a Delaware limited liability company renamed “Zurn LLC” on October 4, 2021 (“Zurn” and, together with Zurn Holdings, the “Borrowers”), the lenders from time to time party thereto (“Lenders”), and Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”) for the Lenders entered into a Fourth Amended and Restated First Lien Credit Agreement (the “Restated Credit Agreement”).

The Restated Credit Agreement amends and restates in its entirety the Third Amended and Restated First Lien Credit Agreement, dated as of August 21, 2013, by and among Chase Acquisition I, Inc., a Delaware corporation, Holdings, Zurn, the several lenders party thereto from time to time and the Administrative Agent, as administrative agent thereunder (the “Existing Credit Agreement”). Pursuant to the Restated Credit Agreement, the Lenders have provided to the Borrowers (i) a $550 million Term B Loan (the “Term B Loan”) and (ii) a $200 million revolving line of credit under which the Borrowers may borrow revolving credit loans and multicurrency swing loans (subject to certain sublimits) and cause to be issued letters of credit (subject to certain sublimits), in an aggregate principal amount not to exceed $200 million outstanding at any time. The maturity date for the revolving line of credit is October 4, 2026 and the maturity date of the term loan is October 4, 2028. The Restated Credit Agreement also makes certain other technical changes to the Existing Credit Agreement, such as modifying provisions related to the potential future replacement of the London Interbank Offered Rate (“LIBOR”).

In addition, the DDTL Facility discussed in Item 1 Note 12, Long-Term Debt, was drawn in connection with the consummation of the Transactions in order to fund the Land Cash Payment from Land to Rexnord LLC of approximately $486.6 million pursuant the terms of the Separation Agreement entered into in connection with the Transaction.

The proceeds of the term loan were, together with the Land Cash Payment and cash on hand, used to (i) repay in full the $625.0 million aggregate principal amount of term B loans outstanding under the Existing Credit Agreement, together with accrued interest thereon, (ii) redeem the $500.0 million outstanding principal amount of 4.875% Senior Notes due 2025 issued by Holdings and Zurn pursuant to an Indenture dated as of December 7, 2017, among Holdings, Zurn, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, at a redemption price equal to 102.438% of the principal amount thereof plus accrued and unpaid interest and (iii) pay related fees and expenses.

    The obligations under the Restated Credit Agreement and related documents are secured by liens on substantially all of the assets of Holdings, the Borrowers, and certain subsidiaries of the Borrowers pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021, among Holdings, the Borrowers, the subsidiaries of the Borrowers party thereto, and the Administrative Agent (the “Restated Guarantee and Collateral Agreement”), and certain other collateral documents.

Cash Flows
    Cash provided by operating activities was $245.8 million and $237.7 million during the nine months ended September 30, 2021 and 2020, respectively. Higher trade working capital and the impact of timing of payments on accrued expenses were partially offset by higher net income generated during the nine months ended September 30, 2021.
    Cash used for investing activities was $6.5 million during the nine months ended September 30, 2021 compared to $81.6 million during the nine months ended September 30, 2020. Investing activities during the nine months ended September 30, 2021, primarily included $21.6 million of capital expenditures and $3.4 million for the acquisition of ATS GREASEwatch, partially offset by the receipt of $18.5 million in connection with the sale of certain long-lived assets. Investing activities during the nine months ended September 30, 2020, included $31.2 million of capital expenditures and $59.4 million for the acquisition of Just Manufacturing, partially offset by the receipt of $9.0 million in connection with the sale of certain long-lived assets.

    Cash used for financing activities was $13.1 million during the nine months ended September 30, 2021, compared to $108.8 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we utilized $1.7 million of cash for payments on outstanding debt, $32.6 million for the payment of common stock dividends and $0.9 million to repurchase shares of common stock. The nine months ended September 30, 2021, also includes $23.5 million of cash proceeds associated with stock option exercises, partially offset by $1.4 million of cash used for the payment of withholding taxes on employees' share-based awards. During the nine months ended September 30, 2020, we utilized a net $1.1 million under our credit facilities and we utilized $29.0 million for the payment of common stock dividends and $95.7 million to repurchase common stock. The nine months ended September 30, 2020, also includes $26.4 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based awards.
Indebtedness
    As of September 30, 2021, we had $1,191.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2021	Current Maturities of Debt	Long-term Portion
Term loan (1)	$622.2	$—	$622.2
4.875% Senior Notes due 2025 (2)	496.9	—	496.9
Finance leases and other subsidiary debt	72.7	2.5	70.2
Total	$1,191.8	$2.5	$1,189.3
___________________________________________
(1)Includes unamortized debt issuance costs of $2.8 million at September 30, 2021.
(2)Includes unamortized debt issuance costs of $3.1 million at September 30, 2021.

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
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2021, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
Risks Related to the Transactions with Regal Beloit Corporation
We have incurred significant costs related to the Transactions that could have an adverse effect on our liquidity, cash flows and operating results.
We have incurred significant one-time costs in connection with the Transactions, including the cost of financing and other transaction costs, integration costs, and other costs that our management team believes are necessary to realize the anticipated synergies from the Transactions. The incurrence of these costs could have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred.
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
The obligation of us and Land Newco, Inc., a previously wholly owned indirect subsidiary of the Company (“Land”) to complete the Transactions was conditioned on receipt of a tax opinion , which included an opinion to the effect that our transfer to Land of substantially all of the assets, and Land’s assumption from Rexnord of substantially all of the liabilities, of the Process & Motion Control business (the “Reorganization”), together with the series of distributions of all of the issued and outstanding shares of Land common stock from an indirect subsidiary of Rexnord to our stockholders (the “Distributions”), qualified as tax-free to us, Land and our stockholders, as applicable, for U.S. federal income tax purposes (collectively, the “Rexnord Tax Opinion”). The Rexnord Tax Opinion was based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Regal and Land. The failure of any factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (the “IRS”) or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect.

The Spin-Off will be taxable to us pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either us or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of our, Land’s or Regal’s stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although we and Regal may be able to rebut that presumption. We have requested a private letter ruling from the IRS with respect to certain tax aspects of the Transactions, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as overlap shareholders (i.e., investors who are both Rexnord stockholders and Regal shareholders immediately prior to the Transactions) for purposes of determining the exchange ratio in the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”) (the “IRS Ruling”). The Merger Agreement provided that the number of shares of Regal common stock that may be issued in the Transactions was subject to increase at closing such that the former stockholders of Land (taking into account the overlap shareholders) owned at least 50.8% of the outstanding Regal common stock for tax purposes immediately following the closing of the merger of Phoenix 2021, Inc., a wholly-owned subsidiary of Regal (“Merger Sub”) with and into Land, with

Land surviving as a wholly owned subsidiary of Regal (the “Merger”). The continuing validity of such ruling will be subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling only describes the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations. The actual determination and calculation of Overlap Shareholders was made by us, Regal and each of our respective advisors based on the IRS Ruling, but no assurance can be given that the IRS will agree with these determinations or calculations. If the IRS were to determine that the Merger, as a result of an error in the determination of Overlap Shareholders, or other acquisitions of our, Land’s or Regal’s stock, either before or after the Spin-Off, resulted in a 50% or greater change in ownership and were part of a plan or series of related transactions that included the Spin-Off, such determination could result in significant tax to us. In certain circumstances and subject to certain limitations, under the Tax Matters Agreement, dated as of February 15, 2021 (the “Tax Matters Agreement”), Land (then a subsidiary of Regal) is required to indemnify us if the Distributions become taxable as a result of certain actions by Land or Regal or as a result of a miscalculation of the Overlap Shareholders. If this occurs and Land is required to indemnify us, this indemnification obligation could be substantial and could have a material adverse effect on Land and Regal, including with respect to financial condition and results of operations given that Regal has guaranteed the indemnification obligations of Land.

If the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes.
The obligations of Land and Regal to consummate the Merger were conditioned, respectively, on our receipt of the Rexnord Tax Opinion and Regal’s receipt of the Regal Tax Opinion, in each case to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. These opinions were based upon, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Regal, Land and Merger Sub. The failure of any factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions were based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Merger is taxable, U.S. holders of Land would be considered to have made a taxable sale of their Land common stock to Regal, and such U.S. holders of Land will generally recognize taxable gain or loss on their receipt of Regal common stock in the Merger. Under the Tax Matters Agreement, Land is required to indemnify us if the Distributions become taxable as a result of certain actions by Land or Regal or as a result of a miscalculation of the overlap shareholders.
We, Regal and Land are each required to abide by potentially significant restrictions which could limit each company’s ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of certain business combinations) that otherwise could be advantageous.
The Tax Matters Agreement imposes certain restrictions on us, Regal and Land during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for their intended tax treatment. As a result of these restrictions, our, Regal’s and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
The Transactions may not achieve the intended benefits and may expose us to potential risks and liabilities.
We completed the Transactions on October 4, 2021. We undertook the Transactions because, among other things, we believed that the Transactions could provide more value to Zurn and Zurn stockholders than other potential strategic options for the company or the PMC Business, including a sale of the entire company, retaining the PMC Business, and various alternative transactions. We may not benefit as expected from the increased focus on our core business, strategic programs and objectives made possible by the Transactions. In addition, the value of the Transactions may be reduced by potential liabilities related to post-closing adjustments and indemnities, which could adversely affect our results of operations.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three months ended September 30, 2021. A total of approximately $162.8 million of the existing repurchase authority remained under the Repurchase Program at September 30, 2021.

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

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZURN WATER SOLUTIONS CORPORATION

Date:	October 26, 2021	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer