Form 10-K
period 2021-12-31
Zurn Water Solutions Corp
filed 2022-02-09
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from   to
_________________________________________________

ZURN WATER SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		001-35475	20-5197013
(State or Other Jurisdiction of Incorporation or Organization)		(Commission File Number)	(I.R.S. Employer Identification No.)

511 W. Freshwater Way			53204
Milwaukee,	Wisconsin
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (855) 480-5050
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $.01 par value	ZWS	The New York Stock Exchange

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

As of June 30, 2021, the aggregate market value of the shares of common stock (based upon the $50.04 closing price on the New York Stock Exchange on June 30, 2021, the last trading day of the registrant's second fiscal quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $6.1 billion.
As of February 4, 2022, there were 125,782,456 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about May 5, 2022, which Proxy Statement will be subsequently filed.

PART I

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD
Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end date. As a result, this report on Form 10-K includes financial information for the transition period from April 1, 2020 through December 31, 2020 (the “Transition Period”). Prior to the Transition Period, our fiscal year was the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, was the period from April 1, 2019, to March 31, 2020. Our fiscal 2021 commenced on January 1, 2021 and includes the period from January 1, 2021 to December 31, 2021. Within this report, we compare financial results for the Transition Period, which are audited, with the financial results for the nine month period ended December 31, 2019, which are unaudited. In addition, we compare the financial results for fiscal 2021, which are audited, with the financial results for the twelve month period ended December 31, 2020, which are unaudited.
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
•the effects of the Covid-19 pandemic on our business, financial condition, employees, customers, distributors and supply chain, including the impact related to governmental actions; Covid-19 may, among other impacts, heighten the effects on our business, results of operations and financial condition of the other risk factors identified herein;
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
•the loss of any significant customer;
•dependence on independent distributors;
•the impact of our indebtedness;
•changes in technology and manufacturing techniques;
•impact of weather on the seasonality of the demand for our products;
•impact of climate change on our operations and demand for our products;
•the costs of environmental compliance and/or the imposition of liabilities under environmental including climate, health and safety laws and regulations;
•changes in governmental laws and regulations, or the interpretation or enforcement thereof, including laws and regulations addressing climate change, environmental matters and the transition to a reduced-carbon economy;
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
•terrorism, conflicts, wars, as well as other events outside our control, including other outbreaks of infectious diseases; and
•the other factors described in this report, including those discussed in "Risk Factors" in Part I, Item 1A.

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

ITEM 1. BUSINESS.
Our Company
As previously disclosed, on October 4, 2021, Zurn Water Solutions Corporation (formerly known as Rexnord Corporation) (“Zurn,” "we," "us," "our," or the “Company”) completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a certain number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. Following completion of the Spin-Off Transaction, we changed our name to “Zurn Water Solutions Corporation” and the ticker symbol for our shares of common stock trading on the New York Stock Exchange was changed to “ZWS”.
Prior to the completion of the Spin-Off Transaction our business consisted of two platforms: Process & Motion Control and Water Management. The Process & Motion Control platform designed, manufactured, marketed and serviced a comprehensive range of specified, highly-engineered mechanical components used within complex systems. Following the Spin-Off Transaction, the operating results and financial position of the Process & Motion Control platform are reported as discontinued operations within our consolidated financial statements, as the divestiture represented a strategic shift that had a major impact on our operations and financial results.
After completion of the Spin-Off Transaction, Zurn is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control, flow systems and hygienic and environmental products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Zurn's heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Business System (“ZBS”), described below, is our operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Zurn is a leading provider of specification-driven water management solutions to the multi-billion dollar construction market of primarily commercial and institutional buildings and to a lesser extent to the waterworks and multi-family residential construction markets.
    Our strategy is to build Zurn around a strategic platform that participates in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions that will broaden our product lines, allow us to move into adjacent markets and expand our geographic presence.
The demand for our products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new infrastructure and multi-family residential construction. We believe we have become a market leader in the industry by developing innovative products that meet stringent third-party regulatory, building, and plumbing code requirements and by subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs ZBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business, and which includes our "Voice of the Customer" process to promote superior customer satisfaction. Our physical footprint encompasses 20 principal manufacturing and warehouse facilities located primarily in North America.

ZBS
    ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business. ZBS is based on the following principles: (1) strategy deployment (a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities); (2) measuring our performance based on customer satisfaction, or the "Voice of the Customer;" (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement. We believe applying ZBS can yield superior growth, quality, delivery and operating costs relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we have applied ZBS over the past several years, we have experienced improvements in growth, productivity, cost reduction and asset efficiency and believe there are opportunities to continue to improve our performance as we continue to apply ZBS.
Our Business
    Zurn designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control, flow systems and hygienic and environmental products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Our products are marketed and sold under widely recognized brand names, including Zurn®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.com™, JUST®, Hadrian® and Wade®.
Over the past century, Zurn has established itself as an innovator and leading designer, manufacturer and distributor of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water as well as human hygiene to and within institutional and commercial buildings and, to a lesser extent, for waterworks and multi-family residential applications. The institutional construction end users include education, healthcare, and government segments. The commercial construction end users includes office/warehouse, lodging, retail, dining, and sports arenas segments. The waterworks end users include, municipal water and wastewater and transportation segments. The demand for our products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new waterworks and multi-family residential construction.
Our products are principally specification-driven as they deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time while meeting the stringent county-specific regulatory, building, and plumbing code requirements. The majority of these stringent testing and regulatory approval processes are completed through the Foundation for Cross-Connection Control and Hydraulic Research at the University of Southern California, the International Association of Plumbing and Mechanical Officials ("IAPMO"), the National Sanitation Foundation ("NSF"), ASTM International ("ASTM") the Plumbing and Drainage Institute ("PDI"), the Underwriters Laboratories ("UL"), Factory Mutual ("FM") and the American Waterworks Association ("AWWA") prior to the commercialization of our products. In addition, our products are project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end-user loyalty for our products and allow us to achieve specification of our products into projects and applications and maintain leading market shares in the majority of our product lines.
    We utilize an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,600 independent sales representatives across 200 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money for engineers, architects, contractors and builders and has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe this model provides us with a competitive advantage as we can meet our customer demand with local inventory at significantly reduced lead times as compared with others in our industry.
Our Markets
    We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative group and industry trends. We generally do not participate in segments of our served markets that have been commoditized or in applications that do not require differentiation based on product quality, reliability and innovation. We serve a broad and diverse array of commercial and industrial end markets with solid fundamental long-term growth characteristics. We believe there continues to be long-term growth potential in our markets.
    The markets in which we participate are relatively fragmented with competitors across a broad range of industries, sectors, and product lines. Although competition exists across all of our businesses, we do not believe that any one competitor directly competes with us across all of our product lines. We believe our served markets are growing long term at relatively strong rates, and that the growing demand for water conservation, quality, hygienic solutions and safety can potentially support market growth above that of overall United States industrial production. We believe that we can continue to grow our platform long term at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end markets that have above-average growth characteristics.
    We believe the areas in which we compete are tied to growth in commercial and institutional construction, as well as, to a lesser extent, waterworks. We believe these areas have significant long-term growth fundamentals. Historically, the commercial, institutional and waterworks construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in waterworks, commercial and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader waterworks, commercial, and institutional construction markets, as well as mitigate cyclical downturns in market growth.
    The industry's specification-driven end-markets require manufacturers to work closely with local engineers, architects, contractors and builders to design specific applications on a project-by-project basis. As a result, building and maintaining relationships with architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in these markets. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an engineer, contractor, builder, or architect has specified our product with satisfactory results, they often will continue to use our products in future projects.

Our Products
    Our products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features can create a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many of our products must meet stringent county, state or municipal-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, UL, FM, PDI and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, architects, contractors and builders. Among our leading brands are Zurn® and Wilkins®.
Water Safety and Control Products
    Our water safety and control products are sold under the Zurn and Wilkins brand names and encompass a wide range of valve and water distribution control products. Key valve products include backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These highly specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the IAPMO, NSF, UL and FM, they are sold into commercial, institutional, and industrial new construction and retrofit applications as well as the fire protection, municipal water and wastewater and irrigation end markets.
    Control solutions that protect human health and gravity drainage products that protect the environment are sold under the Zurn® brand and are typically required in the early stages of a construction or retrofit project, when potable water and non-potable water control and drainage systems are installed. Water control products include PEX piping, valves, fittings and installation tools. PEX tubing is manufactured from cross-linked polyethylene and is designed for high temperature and pressure fluid distribution piping applications for both potable water and radiant heating systems in the residential and nonresidential construction industries. These systems are engineered to meet stringent NSF and ASTM standards helping water professionals provide safe and efficient building and site water management solutions.
Flow Systems Products
    Flow systems products are commonly installed within a building or on a site to manage storm water and wastewater. Specification drainage products within flow systems include point drains (such as roof drains and floor drains), hydrants, fixture carrier systems, and chemical drainage systems that are used to control storm water, process water and potable water in various commercial, institutional, industrial, civil and irrigation applications. Linear drainage systems are used to capture and direct storm water in a wide variety of commercial, institutional, industrial and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems and remote monitoring systems and are marketed under the Zurn® and Green Turtle® brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional foodservice operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities. Acid neutralization systems are primarily used in schools, hospitals and laboratories.

In fiscal 2020, we acquired substantially all the assets of East Creek Corporation (d/b/a StainlessDrains.com) ("StainlessDrains.com"), a leading manufacturer of highly specialized stainless steel drains for industries focused in foodservice, food and beverage production, retail, chemical, commercial, and amusement parks. This acquisition added complementary product lines to our existing product portfolio.
In fiscal 2021, we acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch"). ATS GREASEwatch, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings.
In addition, we expanded our high-quality flow systems portfolio during fiscal 2021 with the acquisition of the Wade Drains ("Wade") product line from McWane, Inc. The acquisition of the Wade product line leverages Zurn’s existing expertise in flow systems to expand our market coverage and offer an additional brand of drainage and environmental products.
Hygienic and Environmental Products
    Hygienic and environmental products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves and faucets. Zurn's hygienic and environmental products include primarily sensor-operated flush valves marketed under the Aquaflush®, AquaSense® and AquaVantage® brand names and heavy-duty commercial faucets marketed under the AquaSpec® brand name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® brand names. These products are commonly used in office buildings, schools, hospitals, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering commercial and institutional bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency, assists in achieving compliance with certain water conservation requirements, and generates savings for building owners in new construction and retrofit bathroom fixture installations.
    In fiscal 2020, we acquired Just Manufacturing Company ("Just Manufacturing") a leading manufacturer of stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets. In addition, during the Transition Period, we acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian, Inc. (collectively “Hadrian”) a leading manufacturer of restroom partition systems and lockers primarily used in institutional and commercial end markets. The combination of World Dryer’s eco-friendly hand dryers, Just Manufacturing's stainless steel product portfolio, Hadrian’s partition systems and Zurn's water-efficient hygienic and environmental products allows us to deliver what we believe is the most comprehensive hygienic and environmental content to new and existing buildings.
Acquisitions
    Mergers and acquisitions are a critical part of the Zurn growth strategy. Our strategy is to grow strategically by acquiring leading companies in attractive markets with businesses that we believe will benefit from ZBS to increase customer satisfaction, revenue growth and operating margins. In our last three fiscal years, we have completed several acquisitions focused on expanding our product portfolio and presence in the end markets we serve; those acquisitions are further described below. The respective purchase prices for these transactions are stated net of cash acquired and exclude transaction costs.
•November 17, 2021 - We expanded our high-quality flow systems portfolio with the acquisition of the Wade product line from McWane, Inc. for a cash purchase price of $13.7 million. Founded in 1865, Wade manufactures a wide range of specified commercial flow systems products for customers across North America. The acquisition leverages Zurn’s existing expertise in flow systems to expand its market coverage and offer an additional brand of drainage and environmental products.
•April 16, 2021 - We acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a cash purchase price of $4.5 million. ATS GREASEwatch develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings and complements our existing product portfolio.
•December 11, 2020 - We acquired substantially all of the assets of Hadrian for a total cash purchase price of $101.3 million. Hadrian manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements our existing product portfolio.
•January 28, 2020 - We acquired substantially all of the assets of Just Manufacturing for a cash purchase price of $59.4 million. Just Manufacturing manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complements the offerings of our existing product portfolio.

•May 10, 2019 - We acquired substantially all of the assets of StainlessDrains.com, a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million. StainlessDrains.com added complementary product lines to our existing product portfolio.
Customers
    Our water safety and control, flow systems and hygienic and environmental products are sold for new construction, remodeling and retrofit applications to customers in commercial, institutional, waterworks and multi-family residential end markets and are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation and siteworks industries. Our independent sales representatives work with engineers, architects, building owners and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with local market expertise to provide contractors with value-added service. We use approximately 1,600 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn® and Wilkins® benefit from strong brand recognition, which is enhanced by a strong propensity to replace "like-for-like" products.
    In addition to our domestic manufacturing facilities, we maintain a global network of independent sources that manufacture high quality, lower-cost component parts for our products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a cost-competitive producer of commercial and institutional products.
Product Development
    The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 90 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support.
Zurn has approximately 150 active patents in the United States and approximately 70 foreign active patents as of December 31, 2021. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands. Zurn's products are known in the industry for such innovation.
In fiscal 2018, we launched our digital strategy for a customer productivity platform based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Zurn's leading portfolio of products. Our secure online portal, plumbSMART™, allows for real-time insights from Zurn Connected Products including wireless monitoring of usage trends, water consumption, possible issues and alerts through digitally-connected product solutions that can be retrofitted to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of their operations.
Suppliers and Raw Materials
    The principal materials used in our manufacturing processes are commodities and components available from numerous sources. The key materials used in our manufacturing activities include: brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic and resin. Our global sourcing strategy is to maintain alternate sources of supply for our important materials and components wherever possible.
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
Backlog
    Our backlog of unshipped orders was approximately $70 million and $36 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, our backlog is all expected to ship during the year ending December 31, 2022. See Item 1A Risk Factors of this report for more information on the risks associated with backlog.
Seasonality
    Demand for our products is primarily driven by commercial and institutional building activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts as well as waterworks expansion. Accordingly, weather has an impact on the seasonality of certain end markets. With the exception of our remodeling and retrofit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Canada represent the main construction season for increased construction in the commercial, institutional and waterworks markets, as well as new housing starts. As a result, sales generally decrease slightly in the third and fourth quarters as compared to the first two quarters of the calendar year.
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results have been, and in the future likely will be, negatively affected during economic downturns. See Item 1A Risk Factors of this report for information on the risks associated with general economic conditions.
Human Capital Management
As of December 31, 2021, we had approximately 1,300 employees, of whom approximately 900 were employed in the United States. Approximately 110 of our United States employees are represented by labor unions. We are currently party to two collective bargaining agreements in the United States with expiration dates in June 2022 and October 2024. We believe we have a strong relationship with our employees, including those represented by labor unions.
Zurn strives to attract, retain and develop the talent necessary to meet goals. Our Human Resources programs are designed to, among other aims, foster diversity and inclusion, develop talent for critical roles and leadership positions, reward and support associates through competitive pay and benefits, and promote the health and safety of our associates.
Diversity and Inclusion: We are committed to fostering, cultivating and preserving a culture of diversity and inclusion where our associates are engaged and fulfilled. We recognize and value our associates for the unique perspectives they bring to Zurn – from different ages, ethnic and cultural backgrounds, sexual orientation, gender identity and expression, veteran status and abilities, including individuals who bring diverse opinions, experience and leadership styles to their work at Zurn. Inclusion is built into our key human resources programs and processes. We believe this collective diversity makes our business stronger.
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
Health and Safety: The safety of our associates is a top priority. To be our best and maintain integrity in everything we do, we strive to provide associates with the right tools and resources. Through continual training and engaging associates and visitors in addressing safety issues, we have reduced our Total Recordable Incident Rate ("TRIR") by more than 60% from calendar year 2017 through calendar year 2021 and also reduced our Lost Time Incident Rate ("LTIR") over the same period. At 0.96 TRIR per 100 full-time workers, we are better than best-in-class benchmarks. We are also committed to improving the holistic health and well-being of our associates and have various programs in place to provide information, activities and support for assisting healthy choices.
Compliance with Laws and Regulations
    Our operations and facilities are subject to extensive laws and regulations, including those related to trade taxes, government contracts, pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, climate change, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.
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
We do not currently anticipate any significant additional expenditures related to maintaining compliance; however, due to the evolving nature of laws and regulations and changes thereto, there can be no assurance that current expenditures will be adequate or that violations will not occur.

Additional Information
    The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (855) 480-5050. Our website address is www.zurnwatersolutions.com. We make available free of charge, on or through our website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, our website includes (i) the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and Environmental, Social and Governance Committee of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics. We will also post on our website any amendments to these documents, and information about any waivers granted to directors or executive officers with respect to our Code of Ethics. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS.
    The risks described below are not the only risks facing Zurn. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. In addition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results. If any of these risks materialize, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
Strategic Risks
Our business and operations, and the operations of our suppliers, business partners and customers, have been, and are expected to continue to be adversely affected by the Covid-19 pandemic, and may be adversely affected by future outbreaks of infectious diseases.
We face risks related to the ongoing and unpredictable Covid-19 pandemic, which continues to impact all countries in which we do business and worldwide economic activity generally. The pandemic has resulted, and in the future may result in further widespread or localized health crises that adversely affect general commercial activity and the economies and financial markets of the countries and localities in which we operate, sell, and purchases goods and services. The pandemic, and any similar outbreak of infectious disease, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, our suppliers, business partners and customers also experienced similar negative impacts from the Covid-19 pandemic. Global supply chains have been disrupted, causing shortages, which could impact our ability to manufacture or supply our products. Also, we could in the future experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our sales and future operating results.
The continued unpredictable ebbing and flowing of new Covid-19 infections worldwide, including new variants, may continue to adversely impact our business, operations, suppliers and customers for the foreseeable future. Equally unpredictable are the responses of national and local governments and health authorities in affected regions to reduce community spread and protect employees, which may include mandatory shutdowns or limitations on all or certain types of business operations. The ultimate impact of the pandemic on our business, depends on the severity, location and duration of outbreaks of Covid-19 and its variants, and the actions of government and health official in response to the outbreaks, none of which is predictable at this time.
The markets in which we sell our products are highly competitive; an inability to effectively compete would adversely affect our business, financial condition and results of operations.
    We operate in highly competitive markets. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors are larger and may have greater financial and other resources than we do, and our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, all of which could result in a loss of customers and adversely affect our results of operations.
    We compete against both large international and national rivals, as well as many regional competitors. Significant competition in any of the markets in which we operate could result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results. Furthermore, we cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.
If we are unable to effectively manage risks associated with changing technology, product innovation and new product development, manufacturing techniques, distribution channels and business continuity, we may be at a competitive disadvantage.
    The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business and ability to compete effectively could suffer. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our ongoing success depends on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Further, such new products and technologies may create additional exposure or risk. We cannot ensure that we can adequately protect our own technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we can adequately protect against such a loss.
Economic and financial market weakness, as well as overall challenging market cycles, may particularly impact the industries we serve, and, as a result may adversely affect our financial condition or results of operations.
    Our business operations have been adversely affected from time to time by volatility and weaknesses in the global economy and financial markets. While the Covid-19 pandemic has created opportunities in certain areas of our business, the pandemic is expected to continue to adversely affect other areas of our business, though we are unable to predict the extent of the impact due to the uncertainty regarding the duration and severity of the pandemic. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products typically reduces demand for our products and results in a decrease in sales volume.
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, and some industries have experienced, and are expected to experience, greater pandemic-related impacts than others. Any sustained weakness in demand or downturn or uncertainty in the economy generally, would materially reduce our net sales and profitability.
For example, sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, employment rates, weather conditions, mortgage rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in commercial and residential construction, repair and remodeling sector. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, tightened credit standards or increased unemployment could materially impact demand for and sales of our products and/or result in downward pressure on product pricing and our profit margins, any or all of which could adversely affect our financial results.
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
    Acquisitions are often undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot ensure that we will be successful in this regard. We cannot provide any assurance that we will be able to fully realize the intended benefits from our acquisitions. Acquisitions involve risks, including the possible inability to integrate an acquired business into our operations, potential failure to realize anticipated benefits, diversion of management's attention, issues in customer transitions, potential inadequacies of indemnities and other contractual remedies and unanticipated problems, risks or liabilities, including environmental, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The loss or financial instability of any significant customer or customers accounting for our backlog could adversely affect our business, financial condition, results of operations or cash flows.
    A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During the year ending December 31, 2021, our top five customers accounted for approximately 41% of our consolidated net sales, with one customer accounting for 23% of consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
    Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us, whether because of bankruptcy, illiquidity, operational problems or otherwise, could have a significant adverse effect on our net sales, profitability and cash flow. We believe the risk of customer default is heightened due to the global economic impact of the Covid-19 pandemic although to date we have not experienced a material increase in such defaults due to the pandemic. As of December 31, 2021, all of our backlog was scheduled to ship during the year ending December 31, 2022.
We rely on independent distributors and independent sales representatives. Termination of one or more of our relationships with any of our key independent distributors and / or a substantial number of independent representatives, or an increase in their sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
    We depend on 1,600 independent sales representatives and approximately 60 third-party warehouses to distribute our products. In fiscal 2021, our three largest independent distributors generated approximately 35% of our consolidated net sales with the largest accounting for 23% of consolidated net sales.
    The loss of one of our key distributors or of a substantial number of our other distributors or independent sales representatives, or an increase in the distributors' sales of competitors' products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The inability to adequately protect intellectual property, or defend against infringement claims brought against us, could adversely affect our business.
    We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure that any of our applications for protection of our intellectual property rights will be approved and successfully maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology and trade secrets. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could have a material adverse effect on our business.
    In addition, in the ordinary course of our operations, from time to time we seek to enforce our intellectual property rights through litigation or are subject to third party litigation claiming infringement, including in respect of some of our more profitable products. An adverse ruling or other unfavorable outcome in any such litigation could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.
We may be unable to realize intended benefits from our ongoing Supply Chain Optimization and Footprint Repositioning initiatives, restructuring and divestiture efforts, and as a result our profitability may be hurt or our business otherwise might be adversely affected.
    In order to operate more efficiently, control costs and refine our business focus, we undertake from time to time restructuring plans, which can include facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. From time to time, we also choose to divest operations that we no longer believe are additive or complementary to our business or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
    In addition, as a result of such actions, we expect to incur restructuring expenses and other charges (including, for example, potential impairment charges related to fixed assets, goodwill and other intangibles), which may be material, and may exceed our estimates. Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, customer relationships and other aspects of our business. Employee morale and productivity could also suffer and may result in unwanted employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also give rise to obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could make changes to, or experience delays in executing, any restructuring or divestiture plans, any of which could cause further disruption and additional unanticipated expense.

Terrorism, conflicts, wars and weather events, as well as other events outside of our control may materially and adversely affect our business, financial condition and results of operations.
    We are subject to risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to acts of terrorism, political conflicts, wars and weather events, as well as other events outside of our control, such as civil unrest in areas where we have operations. In addition to the issues created by significant weather events, the potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential actions, conflicts or wars have created, and will continue to create, economic and political uncertainties. In addition, actions against or by the U.S. may particularly impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in disruptions to our operations, decreases in demand for our products, difficulty or impossibility in delivering products to our customers or receiving components from our suppliers, delays and inefficiencies in our supply chain and risks to our employees, resulting in, among other things, temporarily closed facilities, travel restrictions or longer-term disruptions, any of which could adversely affect our business, financial condition, results of operations and cash flows.
Operational Risks
Increases in the cost, and/or the availability, of raw materials, including as a result of tariffs or other trade protection measures, could adversely affect our business, financial condition, results of operations or cash flows.
    Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Also, trade wars or outbreaks of infectious diseases, such as the Covid-19 pandemic, could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. In addition to suppliers we also rely on third party shippers to assist in transportation of our product throughout the supply chain. Availability of transportation and the associated cost increases could have an impact on our profitability or operations.
    We do not typically enter into hedge transactions to reduce our exposure to purchase price risks and cannot ensure that we would be successful in recouping any increases if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into new purchase contracts for our larger commodities, our business operations could be disrupted and our profitability could be materially impacted.

The ongoing updates to our Enterprise Resource Planning ("ERP") systems, as well as failures of our data security and information technology infrastructure or cyber security breaches, could cause substantial business interruptions and/or adversely affect our business.
    Utilizing a phased approach, we continue to update our ERP systems across our Zurn operations. If these updates are ineffective, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance. Further, these updates may not result in the benefits we intend or be implemented on a timely basis.
    In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cyber security threats are becoming more complex. Like other companies, we have experienced these types of threats; however, to date, we have not experienced a material threat or incident. In addition, at times a large percentage of our workforce may be working remotely in response to the Covid-19 pandemic, which may heighten these risks. While we have taken steps to maintain and enhance our cyber security by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results.
We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us. We collect, store, access and otherwise process various types of confidential or sensitive data, including proprietary business information, personal data and other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 all could disrupt our ability to sell products or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.
Our inability to attract and retain key personnel, as well as challenges with respect to the management of human capital resources, in a highly competitive industry may adversely affect our business.
    Our ongoing success depends on our ability to recruit, retain and develop highly skilled management and key personnel, as well as our ability to effectively manage human capital resources. Competition for talented and skilled individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel, or to effectively implement successions for existing personnel. If we fail to retain and recruit the necessary personnel or arrange for successors to key personnel, our business could materially suffer.
Increased frequency of weather events could disrupt construction activity and adversely affect the demand for our products.
Demand for our products is primarily driven by commercial construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, the frequency of which might be affected by climate change, could delay or halt construction and remodeling activity, which could have a negative effect on our business. For example, an unusually severe or prolonged winter can lead to reduced or delayed construction activity which could magnify the seasonal decline in our net sales and earnings during the winter months and hamper the typical seasonal increase in net sales and earnings during the spring months.
The long-term effects of climate change could decrease demand for certain of our products.
Climate change may impact rainfall and water availability in many areas in unpredictable and different ways, which may change the way building owners and municipalities manage drinking, waste and storm water and may lead to new or modified regulations that may impact the market for our products. In certain areas, these changes could lead to a reduction in demand for certain of our water management products, although it also could increase demand for other of our water management products. The overall effect of this could be to reduce our sales and addressable market and/or alter our product sales mix in ways that reduce our margins, either of which could adversely impact our results of operations.
The potential physical impacts of climate change may materially adversely affect our business and financial condition.
The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in our relevant markets and areas of operation. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over an extended period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our suppliers, and may cause us to experience higher attrition, losses and additional costs to resume operations.
Financial Risks
Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions, adversely impact our ability to implement our capital allocation strategy and prevent us from making debt service payments.
    As a leveraged company, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows.
    Our indebtedness could also have other important consequences with respect to our ability to manage and grow our business successfully, including the following:
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
•a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;
•it may limit our flexibility in planning for, or reacting to, changes in our operations or business, or in taking advantage of strategic opportunities;
•at times we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
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
    Furthermore, a substantial portion of our indebtedness, including the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including the London Interbank Offered Rate ("LIBOR"). The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, but it would not cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings until immediately following the LIBOR publication on June 30, 2023. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR.
The Alternative Reference Rates Committee (“ARCC”), which was convened by the Board of Governors of the Federal Reserve and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative rate for USD LIBOR. The composition and characteristics of SOFR are not the same as those of LIBOR. SOFR is a broad U.S. Treasury repurchase agreement market financing rate that represents overnight secured funding transactions. This means that SOFR is fundamentally different from LIBOR in two key respects. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR or any alternative reference rate will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.
The agreement governing our senior secured credit facilities provides that if LIBOR becomes unavailable, or the Financial Conduct Authority determines that LIBOR is not a representative index, then SOFR will automatically replace LIBOR for all purposes of such agreement. Although the consequences of these developments cannot be predicted at this time, should LIBOR, SOFR, or any other alternative reference rate no longer be available, the rates under our variable rate indebtedness could increase and access to capital could be limited. Additionally, we may continue to be subject to risk on outstanding instruments which rely on LIBOR. For example, if a contract or instrument is not transitioned to a new reference rate and LIBOR ceases to exist, we may experience increased interest rate risk. In addition, we may be dependent on third parties to upgrade their systems, software, and other critical functions to assist in our orderly transition from LIBOR. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for additional information on our debt that is subject to the LIBOR rate.

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
Our credit agreement contains various covenants that limit or prohibit our ability (subject to certain exceptions), among other things, to:
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
The restrictions contained in the credit agreement could:
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
    As of December 31, 2021, our goodwill and intangible assets totaled $254.1 million and $179.1 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we take any related charges, and financial condition.

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
Regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.
A number of governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
We are subject to changes in legislative, regulatory and legal developments involving taxes.
    We are subject to U.S. federal and state, and foreign, income, payroll, property, sales and use, value-added, fuel and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities may require significant judgment in determining the appropriate provision and related accruals for these taxes; and as a result, such changes could result in substantially higher taxes and, therefore, could have a significant adverse effect on our results or operations, financial conditions and liquidity.

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

Risks Related to the Spin-Off Transaction
If the Spin-Off Transaction does not qualify as a tax-free reorganization and distribution for purposes of U.S. federal income taxes, we may be subject to substantial additional taxes.
In connection with the Spin-Off Transaction, we obtained a tax opinion and a private letter ruling from the IRS (“IRS Ruling”) as to certain aspects relevant to treatment of the various steps of the transaction as tax-free to us and our shareholders for U.S. federal income tax purposes. The tax opinion and IRS Ruling are based on certain factual representations and assumptions and covenants of the parties to the transaction. If any of the factual representations and assumptions are materially false or incorrect, or one or more of the relevant covenants are breached, the validity of the tax opinion and IRS Ruling could be impaired. Furthermore, a tax opinion only represents counsel’s best legal judgment, and is not binding on the IRS or the courts, which may disagree with the opinion.
If the IRS determines that some or all of the transactions comprising the Spin-Off Transaction are taxable to us, we and our shareholders at the time of the transaction could be subject to significant additional U.S federal and state income taxes. In certain circumstances, we would be entitled to indemnity from Regal for all or a portion of such additional tax, but there is no assurance that Regal would have the ability to satisfy any such indemnity obligation.
As a result of the Spin-Off Transaction, we are subject to certain limitations on Company actions for two years, including certain business combinations, that might otherwise be advantageous.
Under relevant agreements governing the Spin-Off Transaction, we are prohibited from taking certain actions during the two-year period following the closing that could cause aspects of the Spin-Off Transaction to fail to qualify for their intended tax treatment. If we breach or are deemed to have breached these restrictions, the tax-free treatment of some or all of the Spin-Off Transaction could be impaired, and we could be subject to substantial additional U.S. federal and state income taxes. These restrictions might interfere with our current business and prevent us from taking advantage of opportunities that might be advantageous.
The Spin-Off Transaction may not achieve the intended benefits and may expose us to potential risks and liabilities.
We undertook the Spin-Off Transaction because, among other things, we believed that the transaction could provide more value to Zurn and Zurn stockholders than other potential strategic options for the Company or our Process and Motion Control business, including a sale of the entire company. We may not benefit as expected from the increased focus on our core Zurn business, strategic programs and objectives made possible by the transaction. In addition, the value realized in the transaction may be reduced by potential liabilities related to post-closing adjustments and indemnities, which could adversely affect our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
    As of December 31, 2021, we had 20 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
USA
Arizona	1	—	46,000
California	2	158,000	186,000
Georgia	1	—	160,000
Illinois	2	—	310,000
North Carolina	2	82,000	18,000
Ohio	1	41,000	—
Pennsylvania	3	119,000	100,000
Texas	3	175,000	116,000
Canada
Alberta	1	—	80,000
Ontario	3	73,000	117,000
Other
United Arab Emirates	1	—	6,000
    We believe our principal manufacturing and warehouse facilities are suitable for our operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
    Information with respect to our legal proceedings is contained in Item 8, Note 18, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
    Not applicable.

            *                *                *

Information about our Executive Officers
    The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	51	Chair of the Board and Chief Executive Officer	2020
Mark W. Peterson	50	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	55	Vice President - Zurn Business Systems	2018
Rodney Jackson	52	Senior Vice President - Business and Corporate Development	2014
Jeffrey J. LaValle	43	Vice President, General Counsel and Secretary	2022
Michael D. Troutman	55	Chief Information Officer	2007
Craig G. Wehr	57	President - Zurn	2013
Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
    Todd A. Adams became our Chair of the Board in 2020 and Chief Executive Officer in 2009. Mr. Adams joined us in 2004 as Vice President, Treasurer and Controller; he has also served as Senior Vice President and Chief Financial Officer and as President of the Water Management platform.
Mark W. Peterson became our Senior Vice President and Chief Financial Officer in 2011. Mr. Peterson previously served as Vice President and Controller of Zurn and as a divisional CFO. Mr. Peterson is a certified public accountant.
    Sudhanshu Chhabra became Vice President – Zurn Business Systems in 2018. Mr. Chhabra was a sector President and Regional Executive - India from 2016 to 2018 after having joined Zurn in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Zurn, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, most recently as President – Asia, Gilbarco Veeder-Root Inc. and as Managing Director – India, Gilbarco Veeder-Root Inc.
    Rodney Jackson became Senior Vice President – Business & Corporate Development in 2014. Prior to joining Zurn, Mr. Jackson was a member of Danaher Corporation’s Corporate Development team, most recently as Vice President of Corporate Development and M&A lead for its product identification and motion platforms. Prior to joining Danaher, Mr. Jackson served in various roles of increasing responsibility with Pentair and worked in investment banking at Goldman Sachs.
Jeffrey J. LaValle became our Vice President, General Counsel and Secretary in 2022. Mr. LaValle previously served as our Assistant General Counsel since 2013. Prior to joining Zurn, Mr. LaValle was a partner at Quarles & Brady LLP, an AmLaw 200 full-service law firm.
    Michael D. Troutman became Zurn's Chief Information Officer at Zurn in 2007 and an executive officer in 2017. Before joining Zurn, he was with AT&T, Lucent, and Agere Systems in various senior information technology positions implementing global industry leading solutions and processes.
    Craig G. Wehr became President of Zurn in 2013. Mr. Wehr previously served in various positions with Zurn since 1993, including as Vice President / General Manager of Zurn Specification Drain Operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
    As previously disclosed, following the completion of the Spin-Off Transaction with Regal, we changed our name to “Zurn Water Solutions Corporation” and shares of our common stock began to trade on the New York Stock Exchange ("NYSE") under the ticker symbol “ZWS”. Prior to the completion of the Spin-Off Transaction, our common stock was listed on the NYSE under the symbol "RXN". As of February 4, 2022, there was one holder of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 1,000.
Dividend Policy
    Following the completion of the Spin-Off Transaction, on October 21, 2021 our Board of Directors declared a quarterly cash dividend on our common stock of $0.03 per-share that was paid on December 7, 2021. The decision whether to continue to pay dividends in the future will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
    In fiscal 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized has been expended or until it is modified or terminated by the Board. There were no repurchases of our common stock during the three months ended December 31, 2021 and approximately $0.9 million of repurchases of our common stock during the twelve months ended December 31, 2021. A total of approximately $162.8 million of repurchase authority remained under the Repurchase Program at December 31, 2021.

Performance Graph
    Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the year ended December 31, 2021, the Transition Period ended December 31, 2020, and our preceding four full fiscal years. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2016, and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Zurn's stock.

Cumulative Total Returns from March 31, 2016 to December 31, 2021

$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
12/31/2020
12/31/2021
Zurn
S&P 500
S&P 1500 Industrials Index

	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	12/31/2020	12/31/2021
Zurn Water Solutions Corporation (1)	$100.00	$114.14	$146.79	$124.33	$112.12	$195.30	$366.24
S&P 500 Index	$100.00	$114.71	$128.21	$137.61	$125.48	$182.36	$231.40
S&P 1500 Industrials Index	$100.00	$116.86	$131.15	$132.34	$104.54	$159.15	$191.90

(1) Zurn Water Solutions Corporation historical prices were adjusted to reflect the impact of the Spin-Off Transaction that was completed on October 4, 2021.

ITEM 6.

[Reserved]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of results of operations and financial condition includes periods prior to the acquisitions of the assets of East Creek Corporation ("StainlessDrains.com"), Just Manufacturing Company ("Just Manufacturing"), Hadrian Manufacturing Inc., as well as the stock of Hadrian Inc. (Hadrian Inc. and Hadrian Manufacturing Inc. are collectively referred to as "Hadrian"), the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") and Wade Drains ("Wade"). Our financial performance includes the Stainlessdrains.com business subsequent to May 10, 2019, the Just Manufacturing business subsequent to January 28, 2020, and the Hadrian business subsequent to December 11, 2020, the ATS GREASEwatch business subsequent to April 16, 2021 and the Wade Drains business subsequent to November 17, 2021, the respective dates of their acquisitions. Accordingly, the discussion and analysis does not reflect any impact of Stainlessdrains.com, Just Manufacturing, Hadrian, ATS GREASEwatch or Wade Drains transactions prior to the respective closing dates.
    We completed the spin-off of our Process & Motion Control platform ("PMC") on October 4, 2021 in the Spin-Off Transaction, and, accordingly, the results of operations and financial condition associated with PMC have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition is centered on the Zurn business excluding PMC. The consolidated statements of cash flows for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2021 and the fiscal year ended March 31, 2020 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 8, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
    You should read the following discussion of our financial condition and results of operations together with Item 8, Financial Statements and Supplementary Data. Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end. The nine-month period from April 1, 2020, to December 31, 2020 is referred to as the Transition Period. Fiscal years prior to and including fiscal year 2020 ended on March 31 of each calendar year. For example, our fiscal year 2020, or fiscal 2020, means the period from April 1, 2019 to March 31, 2020. Our fiscal year 2021 commenced on January 1, 2021.
    This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" in Item 1A of this report. Actual results may differ materially from those contained in any forward-looking statements. See also "Cautionary Notice Regarding Forward-Looking Statements" found elsewhere in this report.
    The information contained in this section is provided as a supplement to the consolidated financial statements and the related notes included elsewhere in this report to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. This section is organized as follows:
    Company Overview. This section provides a general description of our business.
    Financial Statement Presentation. This section provides a brief description of certain items and accounting policies that appear in our financial statements and general factors that impact these items.
    Critical Accounting Estimates. This section discusses the accounting policies and estimates that we consider to be important to our financial condition and results of operations and that require significant judgment and estimates by management in their application.
    Recent Accounting Pronouncements. This section cites to the discussion of new or revised accounting pronouncements and standards in Item 8, Note 2, Significant Accounting Policies of our consolidated financial statements.
    Overview of Recent Developments. This section provides a description of the recent events impacting our results of operations.
    Results of Operations. This section provides an analysis of our results of operations. As noted above, following the end of fiscal 2020, we transitioned to a December 31 fiscal year-end and accordingly we reported the nine-month period from April 1, 2020, to December 31, 2020 as a Transition Period. In providing analysis of the results of our operations, we have provided a comparison of our year ended December 31, 2021 to the twelve month period ended December 31, 2020, along with a comparison of the nine months ended December 31, 2020 included in the Transition Period to the nine month period ended December 31, 2019.
    Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
    Covenant Compliance. This section provides a discussion of certain restrictive covenants in our credit agreement.

    Liquidity and Capital Resources. This section provides an analysis of our cash flows for our years ended December 31, 2021 and 2020, and nine months ended December 31, 2020 and 2019, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of December 31, 2021.
    Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and foreign exchange rates.
Company Overview
After completion of the Spin-Off Transaction, we are a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control, flow systems and hygienic and environmental products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Zurn's heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Business System (“ZBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
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
    The largest component of our cost of sales is cost of materials, which represented approximately 34% of net sales in the year ended December 31, 2021. We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic and resin. We have a strategic sourcing program that is designed to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
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
    We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require difficult, subjective and/or complex judgments in the preparation of our consolidated financial statements. For additional information, see Item 8, Note 2, Significant Accounting Policies to our consolidated financial statements.

    Revenue recognition. Under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For our product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from our manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues is recognized as an expense when the products are sold.
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
Receivables. Receivables are stated net of allowances for doubtful accounts of $1.2 million at December 31, 2021 and $0.8 million at December 31, 2020. We assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, we also consider various factors including the aging of customer accounts and historical write-offs. In addition, we monitor other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
    Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 84% and 75% of our total inventories as of December 31, 2021 and December 31, 2020, respectively, were valued using the "last-in, first-out" (LIFO) method. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
    In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $0.9 million, $1.5 million and $2.2 million, during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively.
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
    Impairment of intangible assets and tangible fixed assets. The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. During the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, no impairment losses were recognized.
    Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. In conducting the annual impairment test for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not (> 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, we are required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, we may elect to proceed directly to the quantitative impairment test. In conducting a qualitative assessment, we use a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). We perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill.
During the fourth quarter of the year ended December 31, 2021, we completed our annual goodwill impairment test and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020.
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
    We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in the Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). During the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, we recognized non-cash actuarial gain (loss) from continuing operations of $1.2 million, $(0.3) million and $(20.9) million, respectively, in connection with re-measurements of the plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16, Retirement Benefits for additional information.
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
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of December 31, 2021 and 2020, our liability for unrecognized tax benefits was $5.9 million and $4.7 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain state tax credit carryforwards, and continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain U.S. state NOL carryforwards. As of December 31, 2021 and 2020, valuation allowances of $35.1 million and $36.8 million, respectively, were recorded against our deferred tax assets. See Item 8 Note 17, Income Taxes for additional information.

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
    As noted in Item 8, Note 18, Commitments and Contingencies, certain subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives.
    We estimate that our available insurance to cover our potential asbestos liability as of December 31, 2021, is greater than our potential asbestos liability. This conclusion was reached after considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. We used these same considerations when evaluating the recoverability of our receivable for insurance coverage of potential asbestos claims.
Recent Accounting Pronouncements
    See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.
Overview of Recent Developments
COVID-19 pandemic
We continue to manage through the ongoing and unpredictable Covid-19 pandemic, which continues to impact countries in which we do business and worldwide economic activity. Our suppliers, business partners and customers have at times experienced negative impacts from the Covid-19 pandemic. Global supply chains have been disrupted, causing shortages and at times delays in receipt of product. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our sales and future operating results. We remain focused on the health and well-being of our employees and have undertaken numerous actions within our offices and manufacturing sites that are intended to minimize the spread of COVID-19.
While the duration of the COVID-19 pandemic is currently unknown and it is not possible at this time to estimate the scope and severity of the impact that the pandemic could have on our operations, the measures taken, and those that may be taken in the future, by the governments of countries affected, actions taken to protect employees, changes in customer buying patterns and the impact of the pandemic on various business activities in affected countries and the economy generally, it could adversely affect our financial condition, results of operations and cash flows.
Discontinued Operations
    During the year ended December 31, 2021, we completed the spin-off of our PMC platform. The operating results of PMC are reported as discontinued operations in our consolidated statements of operations for all periods presented, as the Spin-Off Transaction represented a strategic shift that had a major impact on our operations and financial results. The terms of the operative agreements governing the Spin-Off Transaction included targeted working capital and cash balances at closing of the transaction, which are subject to adjustment after determining final working capital and cash balances held by PMC on that date. As of the date of this filing, no such adjustments have been made or asserted.

    The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 are included in the table below (in millions):

	Year Ended (1)	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Net sales	$973.0	$870.4	$1,358.2
Cost of sales	598.6	572.0	862.8
Selling, general and administrative expenses	260.2	168.0	236.4
Restructuring and other similar charges	1.9	12.9	14.3
Amortization of intangible assets	9.9	10.1	14.5
Interest expense, net	4.1	3.3	2.0
Gain on extinguishment of debt	—	—	(3.0)
Actuarial loss on pension and postretirement benefit obligations	4.8	1.3	15.7
Other non-operating (income) expenses, net	(5.6)	(6.4)	4.4
Income from discontinued operations before income tax	99.1	109.2	211.1
Income tax provision	(28.0)	(25.8)	(49.7)
Equity method investment income	0.3	0.2	—
Non-controlling interest income	(0.2)	(0.4)	(0.3)
Income from discontinued operations, net of tax	$71.2	$83.2	$161.1
____________________
(1)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.
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
The terms of the sale agreement provided the opportunity to receive contingent consideration, based on, and subject to, the VAG business attainment of Earn-out EBITDA, as defined in the sale agreement. During the year ended December 31, 2021, we received a $4.2 million cash payment as a result of the VAG businesses performance in its fiscal year ended March 31, 2021, which represented the final period of the Earn-out, and was recorded within income from discontinued operations, net of tax in its consolidated statements of operations.
See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Costs
    During the year ended December 31, 2021, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
    We recorded restructuring charges of $3.7 million, $1.7 million and $1.2 million for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively. See Item 8, Note 5, Restructuring and Other Similar Costs for more information.

Results of Operations
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Net sales
(Dollars in Millions)

	Year Ended
	December 31, 2021	December 31, 2020	Change	% Change
Net sales	$910.9	$746.1	$164.8	22.1%

    Net sales were $910.9 million for the year ended December 31, 2021, a 22.1% increase year over year. Excluding a 1% increase to net sales associated with foreign currency translation and an 8% increase in net sales resulting from our prior-year acquisition of Hadrian and the 2021 acquisition of Wade, core net sales increased 13% year over year. The increase in core net sales was driven by increased demand across the majority of our product categories.
Income from operations
(Dollars in Millions)

	Year Ended
	December 31, 2021	December 31, 2020	Change	% Change
Income from operations	$107.0	$107.7	$(0.7)	(0.6)%
% of net sales	11.7%	14.4%	(2.7)%
Income from operations was $107.0 million for the year ended December 31, 2021, or 11.7% of net sales, compared to income from operations of $107.7 million, or 14.4% of net sales, for the year ended December 31, 2020. Income from operations as a percentage of net sales decreased 270 basis points year-over-year as the favorable impact of sales year over year was more than offset by the year-over-year change in the adjustment to state inventories at last-in-first-out cost, higher year-over-year non-cash stock based compensation expense, the mix impact of the Hadrian acquisition and the benefit of temporary cost reduction actions in the prior year in response to the COVID-19 pandemic.
Interest expense, net
    Interest expense, net was $34.7 million during the year ended December 31, 2021 compared to $45.9 million during the year ended December 31, 2020, primarily due to lower outstanding borrowings following the Spin-Off Transaction refinancing. See Item 8, Note 11 Long-Term Debt for more information.
Loss on extinguishment of debt
    During the year ended December 31, 2021, we recognized a $20.4 million loss on the extinguishment of debt in connection with the refinancing of our debt in connection with the Spin-Off Transaction. The loss on extinguishment of debt was comprised of $16.2 million of refinancing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the previously outstanding debt of $4.2 million. See Item 8, Note 11 Long-Term Debt for more information. There was no loss on the extinguishment of debt recognized during the year ended December 31, 2020.
Actuarial (gain) loss on pension and postretirement benefit obligations
Actuarial gain on pension and postretirement benefit obligations for the year ended December 31, 2021, was $(1.2) million compared to a loss of $21.2 million for the year ended December 31, 2020. The non-cash actuarial gain recognized for the year ended December 31, 2021, was primarily due to a year over year increase in discount rates assumptions utilized in performing the annual remeasurement of our defined benefit plans. The non-cash actuarial loss recognized for the year ended December 31, 2020, was primarily due to favorable asset performance and contributions made to the plan partially offset by decreases in the year over year discount rate assumptions utilized within the annual remeasurement of our defined benefit plans. See Item 8, Note 16 Retirement Benefits for more information.
Other expense, net
    Other expense, net for the year ended December 31, 2021, was $0.7 million compared to other expense, net of $2.5 million for the year ended December 31, 2020. Other expense, net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates and lower interest cost within the non-service cost components of our defined benefit plans.

Provision for income taxes
    The income tax provision for the year ended December 31, 2021 was $2.7 million, or an effective tax rate of 5.2%. The effective income tax rate for the year ended December 31, 2021 was below the U.S. federal statutory rate of 21% primarily due to the recognition of income tax benefits associated with share-based payments partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the increase in the valuation allowance associated with certain state net operating loss carryforwards, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not and the accrual of various state income taxes. The income tax provision for the year ended December 31, 2020 was $9.5 million, or an effective tax rate of 24.9%. The effective income tax rate for the year ended December 31, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.
Net income from continuing operations
    Our net income from continuing operations for the year ended December 31, 2021, was $49.7 million, compared to net income from continuing operations of $28.6 million for the year ended December 31, 2020, as a result of the factors described above. Diluted net income per share from continuing operations was $0.40 for the year ended December 31, 2021, as compared to $0.23 per share for the year ended December 31, 2020.
Net income attributable to Zurn common stockholders
    Our net income attributable to Zurn common stockholders for the year ended December 31, 2021, was $120.9 million compared to $146.7 million for the year ended December 31, 2020. Diluted net income per share attributable to Zurn common stockholders was $0.97 for the year ended December 31, 2021, compared to $1.19 for the year ended December 31, 2020. The income from discontinued operations, net of tax, was $71.2 million for the year ended December 31, 2021 compared to $118.1 million for the year ended December 31, 2020. The year-over-year change in net income from discontinued operations, net of tax, is due to the PMC results for the year ended December 31, 2021 only representing activity through the Spin-Off Transaction date and the recognition of approximately $60.0 million in costs associated with completing the Spin-Off Transaction. The year-over-year change in net income attributable to Zurn common stockholders is primarily the result of the factors described above.

Nine Months Ended December 31, 2020 Compared with the Nine Months Ended December 31, 2019
Net sales
(Dollars in Millions)

	Nine Months Ended
	December 31, 2020	December 31, 2019	Change	% Change
Net sales	$562.7	$526.7	$36.0	6.8%
Net sales were $562.7 million for the nine months ended December 31, 2020, a 6.8% increase year over year. Excluding a 4% increase in net sales associated with our acquisitions of Just Manufacturing and Hadrian, core net sales increased 3% year over year. The increase in core net sales was primarily the result of increased demand for our touchless and hygienic solutions partially offset by reduced overall market demand resulting from the COVID-19 pandemic.
Income (loss) from operations
(Dollars in Millions)

	Nine Months Ended
	December 31, 2020	December 31, 2019	Change	% Change
Income from operations	$81.0	$77.4	$3.6	4.7%
% of net sales	14.4%	14.7%	(0.3)%
    Income from operations was $81.0 million for the nine months ended December 31, 2020, or 14.4% of net sales, compared to income from operations of $77.4 million, or 14.7% of net sales, for the nine months ended December 31, 2019. Income from operations as a percentage of net sales decreased 30 basis points year-over-year as incremental restructuring costs, purchase accounting fair value adjustments and non-cash stock option expense more than offset the incremental profit generated on higher sales and benefits associated with our ongoing cost reduction and productivity initiatives.
Interest expense, net
    Interest expense, net was $33.3 million during the nine months ended December 31, 2020 compared to $44.0 million in during the nine months ended December 31, 2019. The decrease in interest expense as compared to the prior year's period is primarily a result of the impact of lower outstanding borrowings and lower average interest rates following the $100.0 million voluntary prepayment and refinancing of our term loan in 2019. See Item 8, Note 11 Long-Term Debt for more information.
Loss on extinguishment of debt
During the nine months ended December 31, 2019, we recognized a $2.0 million loss on the extinguishment of debt in connection with the refinancing of our term loan and a $100.0 million voluntary prepayment made on our term loan during the period. There were no gains or losses on debt extinguishment recognized during the nine month ended December 31, 2020.
Actuarial loss on pension and postretirement benefit obligations
Actuarial loss on pension and postretirement benefit obligations for the nine months ended December 31, 2020 was $0.3 million. There were no gains or losses on pension and postretirement benefits during the nine months ended December 31, 2019. The non-cash actuarial loss recognized for the nine months ended December 31, 2020, was primarily due to favorable asset performance and contributions made to the plan partially offset by decreases in the discount rate assumptions utilized within the annual remeasurement of our defined benefit plans. See Item 8, Note 16 Retirement Benefits for more information.
Other expense, net
Other expense, net for the nine months ended December 31, 2020 was $1.9 million compared to other expense, net of $0.6 million for the nine months ended December 31, 2019. Other expense, net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
Provision for income taxes
     The income tax provision for the nine months ended December 31, 2020 was $10.5 million, or an effective tax rate of 23.1%. The effective income tax rate for the nine months ended December 31, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue

Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction of the valuation allowance associated with certain state net operating loss carryforwards. The income tax provision for the nine months ended December 31, 2019 was $5.4 million, or an effective tax rate of 17.5%. The effective income tax rate for the nine months ended December 31, 2019 was below the U.S. federal statutory rate of 21% primarily due to the recognition of certain previously unrecognized tax benefits generally due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments, partially offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes.
Net income from continuing operations
Our net income from continuing operations for the nine months ended December 31, 2020 was $35.0 million, compared to net income from continuing operations of $25.4 million for the nine months ended December 31, 2019, as a result of the factors described above. Diluted net income per share from continuing operations was $0.28 for the nine months ended December 31, 2020, as compared to $0.10 per share for the nine months ended December 31, 2019.
Net income attributable to Zurn common stockholders
Our net income attributable to Zurn common stockholders for the nine months ended December 31, 2020, was $118.2 million compared to $137.2 million for the nine months ended December 31, 2019. Diluted net income per share attributable to Zurn common stockholders was $0.96 for the nine months ended December 31, 2020, compared to $1.24 for the nine months ended December 31, 2019. The income from discontinued operations, net of tax, was $83.2 million for the nine months ended December 31, 2020 compared to $126.2 million for the nine months ended December 31, 2019. The year-over-year change in net income attributable to Zurn common stockholders is primarily the result of the factors described above, partially offset by the reduction of dividends paid on shares of preferred stock, which were converted to common stock during the nine months ended December 31, 2019.

Non-GAAP Financial Measures
    Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
Core sales
    Core sales excludes the impact of acquisitions (such as the Hadrian, Just Manufacturing, Stainlessdrains.com, and World Dryer acquisitions), divestitures (such as PMC) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
    Adjusted EBITDA (as described below in "Covenant Compliance") is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). We reported net income available to Zurn common stockholders in the year ended December 31, 2021, of $120.9 million and Adjusted EBITDA for the same period of $195.8 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 5.00 to 1.0 as of the end of each fiscal quarter (it was 2.3 to 1.0 at December 31, 2021). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
    The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2021, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Zurn common stockholders to Adjusted EBITDA for the year ended December 31, 2021.

(in millions)	Year Ended December 31, 2021
Net income attributable to Zurn common stockholders	$120.9
Income from discontinued operations, net of tax (1)	(71.2)
Provision for income taxes	2.7
Actuarial gain on pension and postretirement benefit obligations	(1.2)
Other expense, net (2)	0.7
Loss on the extinguishment of debt	20.4
Interest expense, net	34.7
Depreciation and amortization	32.7
EBITDA	139.7
Adjustments to EBITDA:
Restructuring and other similar charges (3)	3.7
Stock-based compensation expense	37.5
LIFO adjustments (4)	14.1
Acquisition-related fair value adjustment	0.8
Subtotal of adjustments to EBITDA	56.1
Adjusted EBITDA	195.8
Pro forma adjustment for acquisitions (5)	1.0
Pro forma Adjusted EBITDA	196.8
Consolidated indebtedness (6)	$459.7
Total net leverage ratio (7)	2.3
____________________
(1)Income from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
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
(5)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Wade Drains, which was permitted by our credit agreement. The pro forma adjustment includes the period from January 1, 2021, through the date of the Wade Drains acquisition. See Item 8, Note 3, Acquisitions for more information.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $79.5 million (as defined by the credit agreement) at December 31, 2021.
(7)Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
    Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $200.0 million revolving credit facility.
    As of December 31, 2021, we had $96.6 million of cash and cash equivalents and $193.9 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2021, the available borrowings under our credit facility were reduced by $6.1 million due to outstanding letters of credit. As of December 31, 2020, we had $255.6 million of cash and cash equivalents (inclusive of $193.3 million of cash and cash equivalents from the discontinued operation) and $339.2 million of additional borrowing capacity ($261.0 million of available borrowings under our prior revolving credit facility and $78.2 million available under our prior accounts receivable securitization program). As of December 31, 2020, the available borrowings under our prior credit facility and accounts receivable securitization were reduced by $3.0 million and $7.5 million, respectively, due to outstanding letters of credit.
    Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for expected needs.

Cash Flows
Amounts below include amounts attributable to our discontinued operations, unless otherwise noted. In addition, cash flows for the year ended December 31, 2020 include our continuing operations and discontinued operations for the entire period, while the year ended December 31, 2021 only includes the cash flows associated with our PMC platform for the period from January 1, 2021 to October 4, 2021, the date the Spin-Off Transaction was completed. Refer to Item 8, Note 4 Discontinued Operations for further information.
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
    Net cash provided by operating activities in the year ended December 31, 2021, was $223.6 million compared to $320.2 million in the year ended December 31, 2020 due to lower net income as a result of the Spin-Off Transaction and investments in working capital.
    Cash used for investing activities was $21.9 million in the year ended December 31, 2021 compared to $196.6 million in the year ended December 31, 2020. Investing activities in the year ended December 31, 2021, included $17.1 million of net cash used to fund the acquisitions of Wade Drains and ATS GREASEwatch, whereas the year ended December 31, 2020, included $161.4 million of net cash used in connection with acquisitions of Hadrian, Just Manufacturing and the remaining non-controlling interest in a PMC joint venture. We invested $23.3 million in capital expenditures in the year ended December 31, 2021, compared to $44.2 million in the year ended December 31, 2020. We also received $14.3 million in connection with the disposition of certain long-lived assets in the year ended December 31, 2021, compared to $9.0 million in the year ended December 31, 2020.
    Cash used for financing activities was $356.2 million in the year ended December 31, 2021 compared to cash used for financing activities of $156.2 million in the year ended December 31, 2020. During the year ended December 31, 2021, we utilized a net $311.5 million of cash related to the Spin-Off Transaction of PMC, $0.9 million of cash for repurchases of our common stock and $36.4 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the year ended December 31, 2021 also includes $24.9 million of cash proceeds associated with stock option exercises, more than offset by $32.3 million of cash used for the payment of withholding taxes on employees' share-based payment awards. During the year ended December 31, 2020, we utilized a net $5.7 million of cash for payments on outstanding debt, $140.0 million of cash for repurchases of our common stock and $38.6 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the year ended December 31, 2020 also includes $37.5 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based payment awards.
Nine Months Ended December 31, 2020 Compared with the Nine Months Ended December 31, 2019
Net cash provided by operating activities in the nine months December 31, 2020, was $196.3 million compared to $174.7 million in the nine months ended December 31, 2019. The timing of payments on accrued expenses was partially offset by lower net income generated during the nine months ended December 31, 2020.
    Cash used for investing activities was $122.5 million in the nine months ended December 31, 2020 compared to $49.0 million in the nine months ended December 31, 2019. Investing activities in the nine months ended December 31, 2020, included $102.0 million of net cash used to fund the acquisitions of Hadrian and the remaining non-controlling interest in a PMC joint venture, whereas the nine months ended December 31, 2019, included $25.1 million of net cash used in connection with acquisitions of Stainlessdrains.com and the remaining non-controlling interest in a different PMC joint venture. We invested $28.3 million in capital expenditures in the nine months ended December 31, 2020, compared to $25.5 million in the nine months ended December 31, 2019. We also received $7.8 million in connection with the disposition of certain long-lived assets in the nine months ended December 31, 2020, compared to $2.9 million in the nine months ended December 31, 2019.
    Cash used for financing activities was $409.6 million in the nine months ended December 31, 2020 compared to $138.5 million in the nine months ended December 31, 2019. During the nine months ended December 31, 2020, we utilized a net $330.4 million of cash for payments on outstanding debt, $59.3 million of cash for repurchases of our common stock and $28.8 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the nine months ended December 31, 2020 also includes $18.3 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based payment awards. During the nine months ended December 31, 2019, we utilized a net $110.3 million of cash for payments on outstanding debt (including $100.0 million for a voluntary prepayment on our term loan), $20.0 million for repurchases of our common stock and $17.4 million for the payment of preferred stock dividends. Cash used for financing activities during the nine months ended December 31, 2019 also includes $16.8 million of cash proceeds associated with stock option exercises, partially offset by $7.6 million of cash used for the payment of withholding taxes on employees' share-based payment awards.

Tabular Disclosure of Contractual Obligations
    The table below lists our contractual obligations at December 31, 2021 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans (1)	$550.0	$5.5	$11.0	$11.0	$522.5
Interest on long-term debt obligations (2)	99.0	15.1	29.7	29.1	25.1
Purchase commitments	215.6	211.8	3.3	0.5	—
Operating lease obligations	15.9	6.6	8.1	1.2	—
Pension and post-retirement plans (4)	27.0	2.8	11.4	12.8	See note (4)
Totals	$907.5	$241.8	$63.5	$54.6	$547.6
_______________________
(1)Excludes unamortized debt issuance costs of $10.8 million at December 31, 2021.
(2)Interest on long-term debt obligations represents the cash interest expense using a LIBOR-based forecast.
(3)Represents expected pension and post-retirement contributions and benefit payments to be paid directly by the Company. Contributions and benefit payments beyond fiscal 2027 cannot be reasonably estimated.

    No provision has been made for U.S. federal income taxes related to approximately $13.9 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested; see Item 8, Note 17 Income Taxes for further information.
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $5.9 million as of December 31, 2021, have been excluded from the contractual obligations table above. See Item 8, Note 17 Income Taxes for more information related to our unrecognized tax benefits.
Additionally, the deferred compensation liability of $16.3 million as of December 31, 2021, has been excluded from the contractual obligations table above, as we are unable to reasonably estimate the timing of the payments or the amount by which the liability will increase over time. See Item 8, Note 16, Retirement Benefits for more information related to our deferred compensation plan.
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
Indebtedness
    As of December 31, 2021 we had $539.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2021	Current Maturities of Long-Term Debt	Long-term Portion
Term loans (1)	$539.2	$5.5	$533.7
Other subsidiary debt (2)	0.3	0.1	0.2
Total	$539.5	$5.6	$533.9
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $10.8 million at December 31, 2021.
(2)Consists of finance lease obligations. See more information related to finance leases within Item 8, Note 14, Leases.
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
Foreign Currency Exchange Rate Risk
    Our exposure to foreign currency exchange rates relates primarily to our operations in Canada. For our operations in Canada, exchange rates impact the U.S. Dollar ("USD") value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries.
    Approximately 13% of our sales originated outside of the United States in the year ended December 31, 2021. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2021, stockholders' equity decreased by $4.2 million from December 31, 2020 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of December 31, 2021, the result would have decreased stockholders' equity by approximately $11.2 million.
    As of December 31, 2021, we had not entered into foreign currency forward contracts.
Interest Rate Risk
    Our indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2021, our outstanding borrowings under the term loan facility were $539.2 million (net of $10.8 million unamortized debt issuance costs) and bore an effective interest rate of 2.75%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 0.5% floor) plus an applicable margin of 2.25%. During the twelve months ended December 31, 2021 the weighted-average interest rate was 2.07%.
    Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities bear interest at LIBOR (subject to a 0.5% floor) plus an applicable margin. Therefore, a 100 basis point increase in LIBOR above where it closed as of December 31, 2021 would increase the annual interest expense under our term loan facility by approximately $3.3 million. Further, every 100 basis point increase in LIBOR above our 0.5% LIBOR floor would increase the annual interest expense under our term loan facility by approximately $5.5 million.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information with respect to the Company's market risk is contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements included in this Form 10-K include the accounts of Zurn Water Solutions Corporation and subsidiaries (collectively, the "Company").
Index to Financial Statements
Zurn Water Solutions Corporation and Subsidiaries
Consolidated Financial Statements
As of December 31, 2021 and 2020 and for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Water Solutions Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zurn Water Solutions Corporation and Subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2021, nine months ended December 31, 2020 and the year ended March 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, nine months ended December 31, 2020 and the year ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation allowances
Description of the Matter	As described in Notes 2 and 17 to the consolidated financial statements, at December 31, 2021, the Company had gross deferred tax assets of $80.3 million, $39.4 million of which relate to net operating losses, capital losses and credit carryforwards, reduced by a $35.1 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the consideration of all positive and negative evidence, the Company determines that it is more-likely-than-not that a portion or all of the deferred tax assets will ultimately not be realized in future tax periods.

Management’s analysis of the realizability of its net operating loss, capital loss and credit carryforward deferred tax assets was significant to our audit because the amounts are material to the financial statements and the related assessment process is complex and involves significant judgments. Such judgments included anticipated future earnings, the time period over which the temporary differences and carryforwards are anticipated to reverse and evaluation of feasible, prudent tax planning strategies.
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

We involved our tax professionals to assist in the evaluation of tax law relative to the Company’s available tax planning strategies and projections of future taxable income.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
February 9, 2022

To the Stockholders and the Board of Directors of Zurn Water Solutions Corporation

Opinion on Internal Control over Financial Reporting
We have audited Zurn Water Solutions Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zurn Water Solutions Corporation and Subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2021, nine months ended December 31, 2020 and the year ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 9, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 9, 2022

Zurn Water Solutions Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$96.6	$62.3
Receivables, net	144.1	103.6
Inventories	184.5	136.1
Income taxes receivable	33.1	8.5
Other current assets	16.5	11.3
Current assets of discontinued operation	—	585.9
Total current assets	474.8	907.7
Property, plant and equipment, net	64.4	69.6
Intangible assets, net	179.1	200.3
Goodwill	254.1	244.8
Insurance for asbestos claims	66.0	59.0
Other assets	39.3	37.6
Non-current assets of discontinued operation	—	1,882.1
Total assets	$1,077.7	$3,401.1
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$5.6	$0.3
Trade payables	105.1	41.3
Compensation and benefits	22.0	13.1
Current portion of pension and postretirement benefit obligations	1.3	1.4
Other current liabilities	106.4	60.5
Current liabilities of discontinued operation	—	200.9
Total current liabilities	240.4	317.5

Long-term debt	533.9	1,118.0
Pension and postretirement benefit obligations	57.3	80.4
Deferred income taxes	3.1	8.0
Operating lease liability	8.9	13.4
Reserve for asbestos claims	66.0	59.0
Other liabilities	41.7	18.7
Non-current liabilities of discontinued operation	—	346.8
Total liabilities	951.3	1,961.8

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 125,720,068 at December 31, 2021 and 119,549,735 at December 31, 2020	1.3	1.2
Additional paid-in capital	1,436.9	1,392.9
Retained (deficit) earnings	(1,236.9)	116.0
Accumulated other comprehensive loss	(74.9)	(73.8)
Total Zurn stockholders' equity	126.4	1,436.3
Non-controlling interest	—	3.0
Total stockholders' equity	126.4	1,439.3
Total liabilities and stockholders' equity	$1,077.7	$3,401.1

See notes to consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Net sales	$910.9	$562.7	$710.1
Cost of sales	537.7	309.4	387.5
Gross profit	373.2	253.3	322.6
Selling, general and administrative expenses	239.0	153.7	196.4
Restructuring and other similar charges	3.7	1.7	1.2
Amortization of intangible assets	23.5	16.9	20.9
Income from operations	107.0	81.0	104.1
Non-operating (expense) income:
Interest expense, net	(34.7)	(33.3)	(56.6)
Loss on the extinguishment of debt	(20.4)	—	(2.0)
Actuarial gain (loss) on pension and postretirement benefit obligations	1.2	(0.3)	(20.9)
Other expense, net	(0.7)	(1.9)	(1.2)
Income from continuing operations before income taxes	52.4	45.5	23.4
Provision for income taxes	(2.7)	(10.5)	(4.4)
Net income from continuing operations	49.7	35.0	19.0
Income from discontinued operations, net of tax	71.2	83.2	161.1
Net income	120.9	118.2	180.1
Dividends on preferred stock	—	—	(14.4)
Net income attributable to Zurn common stockholders	$120.9	$118.2	$165.7

Basic net income per share attributable to Zurn common stockholders:
Continuing operations	$0.41	$0.29	$0.04
Discontinued operations	$0.59	$0.69	$1.44
Net income	$1.00	$0.98	$1.48
Diluted net income per share attributable to Zurn common stockholders:
Continuing operations	$0.40	$0.28	$0.04
Discontinued operations	$0.57	$0.68	$1.41
Net income	$0.97	$0.96	$1.45
Weighted-average number of common shares outstanding (in thousands):
Basic	121,493	120,428	111,689
Effect of dilutive equity awards	3,621	2,771	2,576
Diluted	125,114	123,199	114,265
See notes to consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Net income attributable to Zurn	$120.9	$118.2	$180.1
Other comprehensive income (loss):
Foreign currency translation and other adjustments	(4.2)	37.8	(24.5)
Change in pension and other postretirement defined benefit plans, net of tax	18.4	12.8	(3.3)
Other comprehensive income (loss), net of tax	14.2	50.6	(27.8)
Total comprehensive income	$135.1	$168.8	$152.3

See notes to consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Preferred Stock (1)	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest (2)	Total Stockholders’ Equity
Balance at March 31, 2019	$1.0	$—	$1,293.5	$30.7	$(96.6)	$2.4	$1,231.0
Net income	$—	$—	$—	$180.1	$—	$0.3	$180.4
Foreign currency translation and other adjustments	—	—	—	—	(24.5)	—	(24.5)
Change in pension and other postretirement defined benefit plans, net of $1.5 million income tax expense	—	—	—	—	(3.3)	—	(3.3)
Total comprehensive income (loss)	—	—	—	180.1	(27.8)	0.3	152.6
Acquisition of non-controlling interest	—	—	(0.3)	—	—		(0.3)
Stock-based compensation expense	—	—	26.9	—	—	—	26.9
Proceeds from exercise of stock options	—	—	36.0	—	—	—	36.0
Taxes withheld and paid on employees' share-based payment awards	—	—	(7.6)	—	—	—	(7.6)
Mandatory conversion of preferred stock to common stock (1)	0.2	—	(0.2)	—	—	—	—
Repurchase of common stock (3)	—	—	—	(100.7)	—	—	(100.7)
Common stock dividends ($0.08 per share)	—	—	—	(9.8)	—	—	(9.8)
Preferred stock dividends ($35.78 per share)	—	—	—	(14.4)	—	—	(14.4)
Balance at March 31, 2020	$1.2	$—	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
Net income	$—	$—	$—	$118.2	$—	$0.4	$118.6
Foreign currency translation and other adjustments	—	—	—	—	37.8	—	37.8
Change in pension and other postretirement defined benefit plans, net of $3.6 million income tax benefit	—	—	—	—	12.8	—	12.8
Total comprehensive income	—	—	—	118.2	50.6	0.4	169.2
Acquisition of non-controlling interest	—	—	(0.2)	—	—	(0.1)	(0.3)
Stock-based compensation expense	—	—	35.9	—	—	—	35.9
Proceeds from exercise of stock options	—	—	18.3	—	—	—	18.3
Taxes withheld and paid on employees' share-based payment awards	—	—	(9.4)	—	—	—	(9.4)
Repurchase of common stock (3)	—	—	—	(59.3)	—	—	(59.3)
Common stock dividends ($0.24 per share)	—	—	—	(28.8)	—	—	(28.8)
Balance at December 31, 2020	$1.2	$—	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Net income	$—	$—	$—	$120.9	$—	$—	120.9
Foreign currency translation and other adjustments	—	—	—	—	(4.2)	—	(4.2)
Change in pension and other postretirement defined benefit plans, net of $5.6 million income tax provision	—	—	—	—	18.4	—	18.4
Total comprehensive income	—	—	—	120.9	14.2	—	135.1
Stock-based compensation expense	—	—	51.4	—	—	—	51.4
Proceeds from exercise of stock options	0.1	—	24.9	—	—	—	25.0
Taxes withheld and paid on employees' share-based payment awards	—	—	(32.3)	—	—	—	(32.3)
Repurchase of common stock (3)	—	—	—	(0.9)	—	—	(0.9)
Dividend received from Spin-Off Transaction	—	—	—	486.8	—	—	486.8
Distribution of the net assets of the PMC business	—	—	—	(1,923.3)	(15.3)	(3.0)	(1,941.6)
Common stock dividends ($0.30 per share)	—	—	—	(36.4)	—	—	(36.4)
Balance at December 31, 2021	$1.3	$—	$1,436.9	$(1,236.9)	$(74.9)	$—	$126.4
____________________
(1)    See Note 19 Public Offering and Common Stock Repurchases for additional information related to the mandatory conversion of Series A Preferred Stock.
(2)     During fiscal 2020, represents a 30% non-controlling interest in a PMC controlled subsidiary and a 5% non-controlling interest in another PMC joint venture relationship. During the Transition Period, the Company acquired the remaining 30% non-controlling interest associated with the aforementioned PMC joint ventures for a cash purchase price of $0.3 million. From the time of this transaction through the Spin-Off Transaction, non-controlling interest represents a 5% non-controlling interest in the remaining PMC joint venture relationship. The Company has no remaining non-controlling interest subsequent to the Spin-Off Transaction.
(3) During the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and fiscal year ended March 31, 2020, the Company repurchased and canceled 22,300 shares, 1.7 million shares and 3.6 million shares of common stock at a total cost of $0.9 million, $59.3 million and $100.7 million at a weighted average price of $39.27, $34.97 and $27.94 per share, respectively. See Note 19 Public Offering and Common Stock Repurchases for additional information.
See notes to consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Operating activities
Net income	$120.9	$118.2	$180.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44.1	40.0	51.2
Amortization of intangible assets	33.4	27.0	35.4
Gain on dispositions of assets	(10.1)	(1.1)	(0.7)
Deferred income taxes	(12.1)	(7.0)	(2.8)
Actuarial loss on pension and postretirement benefit obligations	3.6	1.6	36.6
Other non-cash charges	(3.6)	0.2	4.0
Loss (gain) on extinguishment of debt	20.4	—	(1.0)
Stock-based compensation expense	51.4	36.6	26.9
Changes in operating assets and liabilities:
Receivables	(66.6)	65.1	(19.9)
Inventories	(79.5)	0.5	0.1
Other assets	(7.7)	2.4	3.2
Accounts payable	99.1	(65.1)	(3.7)
Accruals and other	30.3	(22.1)	(10.8)
Cash provided by operating activities	223.6	196.3	298.6

Investing activities
Expenditures for property, plant and equipment	(23.3)	(28.3)	(41.4)
Acquisitions, net of cash acquired	(17.1)	(102.0)	(84.5)
Proceeds from dispositions of long-lived assets	14.3	7.8	4.1
Net proceeds (payments) from divestiture of discontinued operations - VAG	4.2	—	(1.3)
Cash used for investing activities	(21.9)	(122.5)	(123.1)

Financing activities
Proceeds from borrowings of debt	550.0	6.0	1,050.0
Repayments of debt	(1,126.7)	(336.4)	(835.6)
Dividend received from Spin-Off Transaction of PMC	486.8	—	—
Cash transferred to PMC related to Spin-Off Transaction	(192.8)	—	—
Payment of debt issuance costs	(28.8)	—	—
Repurchase of common stock	(0.9)	(59.3)	(100.7)
Payment of common stock dividends	(36.4)	(28.8)	(9.8)
Payment of preferred stock dividends	—	—	(17.4)
Proceeds from exercise of stock options	24.9	18.3	36.0
Taxes withheld and paid on employees' share-based payment awards	(32.3)	(9.4)	(7.6)
Cash (used for) provided by financing activities	(356.2)	(409.6)	114.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.5)	18.0	(9.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(159.0)	(317.8)	280.9
Cash, cash equivalents and restricted cash at beginning of period (1)	255.6	573.4	292.5
Cash, cash equivalents and restricted cash at end of period (1)	$96.6	$255.6	$573.4
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories. As such cash and cash equivalents and restricted cash include $193.3 million and $162.9 million of cash and cash equivalents from the discontinued operation that are reflected in current assets of discontinued operation on the consolidated balance sheets as of December 31, 2020 and March 31, 2020 respectively.

See notes to consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

1. Basis of Presentation and Description of Business
    The consolidated financial statements included herein have been prepared by Zurn Water Solutions Corporation ("Zurn" or the "Company"), in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.
Following the end of the Company's fiscal year ended March 31, 2020, the Company transitioned to a December 31 fiscal year-end date. As a result, this Form 10-K includes financial information for the nine-month period from April 1, 2020 to December 31, 2020 (the "Transition Period"). Prior to the Transition Period, the Company’s fiscal year ended on March 31 of each year. For example, fiscal 2020 represents the period from April 1, 2019, to March 31, 2020. See Note 12, Comparative Twelve and Nine Month Financial Information for additional information.
Spin-Off of Process & Motion Control Segment
As previously disclosed, on October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of the Company's PMC business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. Following completion of the Spin-Off Transaction, the Company's name was changed to “Zurn Water Solutions Corporation” and the ticker symbol for its shares of common stock trading on the New York Stock Exchange was changed to “ZWS”.
As a result of the Spin-Off Transaction, in accordance with the authoritative guidance, the operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 4, Discontinued Operations for additional information.
In connection with the Spin-Off Transaction, the Company separated certain defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 15 Stock-Based Compensation and Note 16 Retirement Benefits, respectively, for additional information.
The Company
Zurn Water Solutions Corporation is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. The Company's product portfolio includes professional grade water safety and control, flow systems and hygienic and environmental products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Company's heritage of innovation and specification have allowed Zurn to provide highly-engineered, mission-critical solutions to customers for decades and affords Zurn the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Business System (“ZBS”), described below, is its operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of the Company's business.

2. Significant Accounting Policies
Use of Estimates
    The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
    As of result of the Spin-Off Transaction certain prior year amounts primarily related to discontinued operations have been reclassified to conform to presentation used for the year ending December 31, 2021.
Revenue Recognition
    See Note 6, Revenue Recognition for the Company's policy for recognizing revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") as well as the various other disclosures required by ASC 606.
Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long term lease liability on its balance sheet. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are instead recognized on a straight-line basis over the lease term. See Note 14, Leases, for additional discussion about the Company's policy for accounting for leases and other required disclosures.
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
Receivables
    Receivables are stated net of allowances for doubtful accounts of $1.2 million at December 31, 2021, and $0.8 million at December 31, 2020. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
    The Company’s largest customer accounted for 23%, 24% and 23% of consolidated net sales for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively. No other customers account for more than 10% of consolidated net sales for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 or the fiscal year ended March 31, 2020.
Inventories
    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 84% and 75% at December 31, 2021 and 2020, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.

    In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $0.9 million, $1.5 million and $2.2 million, during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively.
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
Goodwill and Intangible Assets
    Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 10 years and 5 to 15 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation.
Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (> 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In conducting a qualitative assessment, the Company utilizes a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). The Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill.
During the fourth quarter of the year ended December 31, 2021, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the year ended December 31, 2021, the nine month transition period ended December 31, 2020 and the fiscal year ended March 31, 2020.
Impairment of Long-Lived Assets
    The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company recognized no impairment charges of tangible fixed assets during the during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively. Impairments are determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviews and considers input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 13, Fair Value Measurements for additional information.

Product Warranty
    The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended December 31, 2021	Nine Month Transition Period Ended December 31, 2020	Year Ended March 31, 2020
Balance at beginning of period	$1.2	$1.4	$1.4
Acquired obligations	0.3	—	—
Charged to operations	1.1	0.7	1.2
Claims settled	(1.3)	(0.9)	(1.2)
Balance at end of period	$1.3	$1.2	$1.4
Income Taxes
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
    See Note 17, Income Taxes for additional information.
Per Share Data
    Basic net income per share from continuing and discontinued operations attributable to Zurn common stockholders is computed by dividing net income from continuing operations and income from discontinued operations attributable to Zurn common stockholders, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share from continuing and discontinued operations attributable to Zurn common stockholders is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive.
Additionally, following the issuance of the Series A Preferred Stock during the fiscal year ended March 31, 2017, the Company’s diluted net income per share was computed using the "if-converted" method. During the fiscal year ended March 31, 2020, the Company issued 16.0 million shares of common stock upon the mandatory conversion of the Series A Preferred Stock. The "if-converted" method is utilized only when such calculation is dilutive to earnings per share using the treasury stock method. Under the "if-converted" method, diluted net income per share is calculated under the assumption that the shares of Series A Preferred Stock were converted into shares of the Company’s common stock as of the beginning of the respective period, and therefore no dividends were provided to holders of the Series A Preferred Stock.
     The computation for diluted net income per share for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 excludes 0.7 million, 0.5 million and 0.9 million common shares due to their anti-dilutive effects, respectively. In addition, during the fiscal year ended March 31, 2020, the computation of diluted net income per share does not include shares of preferred stock that are convertible into a weighted average of 10.0 million shares of common stock due to their anti-dilutive effects.
    The following table presents the basis for income per share computations (in millions, except share amounts, which are in thousands):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Basic net income per share attributable to Zurn common stockholders
Numerator:
Net income from continuing operations	$49.7	$35.0	$19.0
Less: Dividends on preferred stock	—	—	14.4
Net income from continuing operations attributable to Zurn common stockholders	49.7	35.0	4.6

Income from discontinued operations, net of tax	71.2	83.2	161.1

Net income attributable to Zurn common stockholders	$120.9	$118.2	$165.7

Denominator:
Weighted-average common shares outstanding, basic	121,493	120,428	111,689

Diluted net income per share attributable to Zurn common stockholders
Numerator:
Net income from continuing operations	$49.7	$35.0	$19.0
Less: Dividends on preferred stock (1)	—	—	14.4
Net income from continuing operations attributable to Zurn common stockholders	49.7	35.0	4.6

Income from discontinued operations, net of tax	71.2	83.2	161.1

Net income attributable to Zurn common stockholders	120.9	118.2	165.7
Plus: Dividends on preferred stock (1)	—	—	—
Net income attributable to Zurn common stockholders	$120.9	$118.2	$165.7

Denominator:
Weighted-average common shares outstanding, basic	121,493	120,428	111,689
Effect of dilutive equity awards	3,621	2,771	2,576
Weighted-average common shares outstanding, diluted	125,114	123,199	114,265
____________________
(1)     The "if-converted" method was anti-dilutive for the fiscal year ended March 31, 2020.
(2)    See Note 19, Public Offering and Common Stock Repurchases and Public Offerings for additional information related to the mandatory conversion of Series A Preferred Stock.

Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at March 31, 2019	$(59.3)	$(37.3)	$(96.6)
Other comprehensive loss before reclassifications	(24.5)	(3.6)	(28.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Balance at March 31, 2020	$(83.8)	$(40.6)	$(124.4)
Other comprehensive income before reclassifications	37.8	13.0	50.8
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
Other comprehensive (loss) income before reclassifications	(4.2)	14.9	10.7
Amounts reclassified from accumulated other comprehensive loss	—	3.5	3.5
PMC Spin-Off Transaction	(20.7)	5.4	(15.3)
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
    The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the year ended March 31, 2020 (in millions):

Pension and postretirement plans	Year Ended December 31, 2021	Nine Month Transition Period Ended December 31, 2020	Year Ended March 31, 2020	Income Statement Line Item
Amortization of prior service credit	$(0.2)	$(0.2)	$(0.3)	Other income (expense), net
Lump sum settlement	—	—	0.8	Discontinued operations, net of tax
PMC Spin-Off Transaction settlement	4.8	—	—	Discontinued operations, net of tax
Provision for income taxes	(1.1)	—	(0.2)
Total, net of income taxes	$3.5	$(0.2)	$0.3
Foreign Currency Translation
    Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction (gains) losses are included in other expense, net in the consolidated statements of operations and totaled $0.4 million, $(0.4) million and $0.4 million for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively.
Advertising Costs
    Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $8.2 million, $5.5 million and $9.2 million for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively.
Research, Development and Engineering Costs
    Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $14.0 million, $9.6 million and $13.2 million for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively.

Business Segment and Geographic Areas
The Company is a pure-play water management business that designs, procures, manufactures, and markets specification-driven water management solutions to improve health, human safety and the environment, which comprises one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of its products, production process, customers and methods of distribution.
Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended December 31, 2021	Nine Month Transition Period Ended December 31, 2020	Year Ended March 31, 2020	December 31, 2021	December 31, 2020	March 31, 2020
United States	792.8	517.3	651.5	$51.6	$56.3	$46.7
Canada	113.3	32.9	42.6	12.7	13.3	1.4
Rest of World	4.8	12.5	16.0	0.1	—	—
	$910.9	$562.7	$710.1	$64.4	$69.6	$48.1
    Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets includes movable assets and excludes net intangible assets and goodwill.
Concentrations of Credit Risk
    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments and trade accounts receivable.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the year ended December 31, 2021. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. The Company adopted this ASU on January 1, 2021, using a retrospective, modified retrospective or prospective basis for certain amendments. There was no impact to the consolidated financial statements.

3. Acquisitions
Year Ended December 31, 2021
On November 17, 2021, the Company completed the acquisition of the Wade Drains business ("Wade Drains") from McWane, Inc. for a preliminary cash purchase price of $13.7 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments. Wade Drains manufactures a wide range of specified commercial plumbing products for customers across North America and complements the Company's existing flow systems product portfolio.
On April 16, 2021, the Company acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a cash purchase price of $4.5 million, excluding transaction costs and net of cash acquired. The Company paid $3.8 million to the sellers at closing, with the remaining $0.7 million payable to the sellers upon settlement of certain indemnities within two years of closing, ATS GREASEwatch develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings.
The acquisitions have been accounted for as business combinations and were recorded by allocating the purchase prices to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $8.8 million, customer relationship intangibles assets of $1.6 million, trade working capital of $9.0 million and $(1.1) million of other net liabilities. The preliminary purchase price allocations will be completed within the one-year period following the acquisition dates.
The Company's results of operations include the acquired operations subsequent to the acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to these acquisitions have not been presented because the acquisitions did not significantly impact the Company's consolidated statements of operations or financial position.
Nine Month Transition Period Ended December 31, 2020
On December 11, 2020, the Company acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian Inc. (collectively "Hadrian") for a cash purchase price of $101.3 million, excluding transaction costs and net of cash acquired. During the year ended December 31, 2021, the Company received a $0.4 million cash payment from the sellers in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Hadrian, based in Burlington, Ontario, Canada, manufactures washroom partitions and lockers primarily used in institutional and commercial end markets and complements the Company's existing product portfolio.
The acquisition has been accounted for as a business combination and was recorded by allocating the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocations associated with the acquisition resulted in goodwill of $43.0 million ($36.9 million tax deductible), other intangible assets of $32.4 million (including tradenames of $0.8 million and $31.6 million of customer relationships), $17.1 million of fixed assets, $9.7 million of trade working capital and other net liabilities of $0.9 million. The purchase price allocations for Hadrian were adjusted during the year ended December 31, 2021, resulting in $0.3 million increase in goodwill related to final working capital adjustments and the refinement of the estimated fair value of the liabilities assumed.
The Company's results of operations include the acquired operations subsequent to the acquisition date. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisition have not been presented because they are not significant to the Company's consolidated statements of operations or financial position.
Year Ended March 31, 2020
On January 28, 2020, the Company acquired substantially all of the assets of Just Manufacturing Company ("Just Manufacturing") for a total cash purchase price of $59.4 million, excluding transaction costs and net of cash acquired. Just Manufacturing, based in Franklin Park, Illinois, manufactures stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets and complemented the Company's existing product portfolio.
On May 10, 2019, the Company acquired substantially all of the assets of StainlessDrains.com, a manufacturer of stainless steel drains, grates and accessories for industrial and commercial end markets, for a cash purchase price of $24.8 million, excluding transaction costs and net of cash acquired. StainlessDrains.com, headquartered in Greenville, Texas, added complementary product lines to the Company's existing product portfolio.
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
The purchase price allocations for StainlessDrains.com, which were finalized and adjusted during the year ended March 31, 2020, resulted in a reduction of goodwill of $1.2 million, related to the refinement of the estimated fair value of intangible assets acquired. The purchase price allocations for Just Manufacturing were adjusted and finalized during the nine month Transition Period ended December 31, 2020, resulting in $0.8 million increase in goodwill related to the refinement of the estimated fair value of the liabilities assumed as of the acquisition date.

4. Discontinued Operations
    During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The consolidated statements of cash flows for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 have not been adjusted to separately disclose cash flows related to the discontinued operations. The terms of the Spin-Off Transaction agreement included targeted working capital and cash balances at closing of the Spin-Off Transaction, which are subject to adjustment after determining final working capital and cash balances held by PMC at the Spin-Off Transaction date. As of the date of this filing, no such adjustments have been made or asserted.
In connection with the Spin-Off Transaction, the Company incurred approximately $60 million in separation costs during the year ended December 31, 2021, which are included within earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations. These costs primarily related to professional fees associated with planning the Spin-Off Transaction, as well as Spin-Off Transaction activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon completion of the Spin-Off Transaction.
    The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 are included in the table below (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021 (1)	December 31, 2020	March 31, 2020
Net sales	$973.0	$870.4	$1,358.2
Cost of sales	598.6	572.0	862.8
Selling, general and administrative expenses	260.2	168.0	236.4
Restructuring and other similar charges	1.9	12.9	14.3
Amortization of intangible assets	9.9	10.1	14.5
Interest expense, net	4.1	3.3	2.0
Gain on extinguishment of debt	—	—	(3.0)
Actuarial loss on pension and postretirement benefit obligations	4.8	1.3	15.7
Other non-operating (income) expenses, net	(5.6)	(6.4)	4.4
Income from discontinued operations before income tax	99.1	109.2	211.1

Income tax provision	(28.0)	(25.8)	(49.7)
Equity method investment income	0.3	0.2	—
Non-controlling interest income	(0.2)	(0.4)	(0.3)
Income from discontinued operations, net of tax	$71.2	$83.2	$161.1
____________________
(1)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.

The carrying amounts of major classes of assets and liabilities associated with PMC included as part of discontinued operations presented in the consolidated balance sheets as of December 31, 2020 are as follows (in millions):

December 31, 2020
Assets
Cash and cash equivalents	$193.3
Receivables, net	171.2
Inventories	194.0
Other current assets	27.4
Total non-current assets of discontinued operation	$585.9

Property, plant and equipment, net	$365.2
Intangible assets, net	324.3
Goodwill	1,125.3
Other assets	67.3
Total non-current assets of discontinued operation	$1,882.1

Liabilities
Current maturities of debt	$2.1
Trade payables	88.1
Compensation and benefits	43.9
Current portion of pension and postretirement benefit obligations	1.7
Other current liabilities	65.1
Total current liabilities of discontinued operation	$200.9

Long-term debt	$71.2
Pension and postretirement benefit obligations	91.0
Deferred income taxes	111.4
Other liabilities	73.2
Total non-current liabilities of discontinued operation	$346.8
The consolidated statements of cash flows for the prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021 (1)	December 31, 2020	March 31, 2020
Depreciation	$34.9	$33.7	$44.3
Amortization of intangible assets	9.9	10.1	14.4
Gain on disposition of assets	(10.1)	(1.3)	(0.3)
Deferred income taxes	0.5	(3.8)	0.7
Actuarial loss on pension and postretirement benefit obligations	4.8	1.3	1.5
Other non-cash charges	(0.3)	1.4	1.7
Gain on extinguishment of debt	—	—	(3.0)
Stock-based compensation	13.9	13.7	7.4
Expenditures for property, plant and equipment	(17.5)	(23.5)	(33.7)
Acquisitions, net of cash acquired	—	(0.3)	(0.3)
Proceeds from dispositions of long-lived assets	14.3	7.2	2.9
Repayments of debt	(1.6)	(5.4)	(9.9)
Proceeds from exercise of stock options	12.8	9.5	13.0
Taxes withheld and paid on employees' shared-based payment awards	(0.5)	(0.4)	—
Net payments from divestiture of discontinued operations	4.2	—	(1.3)
___________________
(1)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.

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
The terms of the sale agreement provided the Company to receive contingent consideration, based on, and subject to, the VAG business attainment of Earn-out EBITDA, as defined in the sale agreement. During the year ended December 31, 2021, the Company received a $4.2 million cash payment as a result of the VAG businesses performance in its fiscal year ending March 31, 2021, which represented the final period of the earn-out, and was recorded within income from discontinued operations, net of tax in its consolidated statements of operations.

5. Restructuring and Other Similar Charges
    During the year ended December 31, 2021, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
    The following table summarizes the Company's restructuring and other similar costs incurred during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 (in millions):

	Year Ended December 31, 2021	Nine Month Transition Period Ended December 31, 2020	Year Ended March 31, 2020
Employee termination benefits	$3.7	$1.8	$0.6
Contract termination and other associated costs	—	(0.1)	0.6
Total restructuring and other similar costs	$3.7	$1.7	$1.2

Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2021)			Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2021)
Employee termination benefits			$16.8
Contract termination and other associated costs			7.3
Total restructuring and other similar costs			$24.1

    The following table summarizes the activity in the Company's accrual for restructuring and other similar costs for the year ended December 31, 2021, and the nine month Transition Period ended December 31, 2020 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, March 31, 2020 (1)	$0.1	$1.1	$1.2
Charges	1.8	(0.1)	1.7
Cash payments	(1.4)	(1.0)	(2.4)
Accrued Restructuring Costs, December 31, 2020 (1)	$0.5	$—	$0.5
Charges	3.7	—	3.7
Cash payments	(1.8)	—	(1.8)
Accrued Restructuring Costs, December 31, 2021 (1)	$2.4	$—	$2.4
____________________
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

Revenue by Category
The following tables present our revenue disaggregated by customer type and customer geography (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
Customer Type	December 31, 2021	December 31, 2020	March 31, 2020
Institutional	$334.8	$221.6	$269.8
Commercial	286.7	170.7	215.2
All other	289.4	170.4	225.1
Total	$910.9	$562.7	$710.1

	Year Ended	Nine Month Transition Period Ended	Year Ended
Geography	December 31, 2021	December 31, 2020	March 31, 2020
United States	$819.9	$512.6	$639.6
Canada	67.4	31.0	41.7
Rest of world	23.6	19.1	28.8
Total	$910.9	$562.7	$710.1
Contract Balances
For substantially all of the Company's product sales, the customer is billed 100% of the contract value when the product ships and payment is generally due 30 days from shipment. Certain contracts include longer payment periods; however, the Company has elected to utilize the practical expedient in which the Company will only recognize a financing component to the sale if payment is due more than one year from the date of shipment.
    Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of December 31, 2021 and December 31, 2020 were not material.
Backlog
The Company had backlog of $69.9 million and $36.3 million as of December 31, 2021, and December 31, 2020, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 100% of the backlog as revenue in the year ending December 31, 2022.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2021 and December 31, 2020, the contract assets capitalized are not significant. During the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020, and the fiscal year ended March 31, 2020, contract asset amortization was not significant and no impairment losses were recognized.

7. Inventories
    The major classes of inventories are summarized as follows (in millions):

	December 31,	December 31,
	2021	2020
Finished goods	$169.1	$111.9
Work in progress	5.1	2.5
Raw materials	14.6	11.8
Inventories at First-in, First-Out ("FIFO") cost	188.8	126.2
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(4.3)	9.9
	$184.5	$136.1

8. Property, Plant and Equipment
    Property, plant and equipment, net is summarized as follows (in millions):

	December 31,	December 31,
	2021	2020
Land	$7.4	$7.3
Buildings and improvements	47.6	48.6
Machinery and equipment	45.2	44.2
Hardware and software	17.9	19.7
Construction in-progress	5.8	5.4
	123.9	125.2
Less accumulated depreciation	(59.5)	(55.6)
	$64.4	$69.6

9. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the year ended December 31, 2021, and nine month Transition Period ended December 31, 2020, consisted of the following (in millions):

Net carrying amount as of March 31, 2020	$200.5
Acquisitions (1)	42.8
Purchase accounting adjustments (1)	0.8
Currency translation adjustments	0.7
Net carrying amount as of December 31, 2020	$244.8
Acquisitions (1)	8.8
Purchase accounting adjustments (1)	0.3
Currency translation and other adjustments	0.2
Net carrying amount as of December 31, 2021	$254.1
______________________
(1)Refer to Note 3, Acquisitions for additional information regarding acquisitions.

    Total cumulative goodwill impairment charges as of December 31, 2021 and 2020 was $337.1 million and $337.1 million, respectively.

    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2021 and December 31, 2020 consisted of the following (in millions):

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$24.9	$(22.4)	$2.5
Customer relationships (including distribution network)	15 years	351.1	(269.1)	82.0
Tradenames	13 years	11.5	(4.0)	7.5
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$474.6	$(295.5)	$179.1

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$24.4	$(22.1)	$2.3
Customer relationships (including distribution network)	15 years	349.5	(246.9)	102.6
Tradenames	13 years	11.5	(3.2)	8.3
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$472.5	$(272.2)	$200.3
    Intangible asset amortization expense totaled $23.5 million, $16.9 million and $20.9 million for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively. Customer relationships acquired during the year ended December 31, 2021 were assigned a weighted-average useful life of 10 years. Tradenames, and customer relationships acquired during the nine month Transition Period ended December 31, 2020 were assigned a weighted-average useful life of 5 years and 18 years, respectively.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $7.9 million in 2022, $6.5 million in 2023, $6.5 million in 2024, $6.4 million in 2025, and $6.3 million in 2026.

10. Other Current Liabilities
    Other current liabilities are summarized as follows (in millions):

	December 31, 2021	December 31, 2020
Sales rebates	$38.6	$28.0
Commissions	8.1	5.3
Restructuring and other similar charges (1)	2.4	0.5
Product warranty (2)	1.3	1.2
Risk management (3)	11.3	9.1
Legal and environmental	3.0	1.1
Taxes, other than income taxes	1.8	0.6
Taxes payable on behalf of PMC	21.9	—
Income taxes payable	2.1	2.4
Interest payable	—	1.3
Current portion of operating lease liability (4)	6.1	5.7
Other	9.8	5.3
	$106.4	$60.5
___________________
(1)See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
(4)See more information related to leases within Note 14, Leases.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2021	December 31, 2020
Term loan (1)	$539.2	$621.5
4.875% Senior Notes due 2025 (2)	—	496.3
Finance leases and other subsidiary debt (3)	0.3	0.5
Total	539.5	1,118.3
Less current maturities	5.6	0.3
Long-term debt	$533.9	$1,118.0
____________________
(1)Includes unamortized debt issuance costs of $10.8 million and $3.5 million at December 31, 2021 and December 31, 2020, respectively.
(2)Includes unamortized debt issuance costs of $0.0 million and $3.7 million at December 31, 2021 and December 31, 2020, respectively.
(3)See more information related to finance leases within Note 14, Leases.

Senior Secured Credit Facility
    On October 4, 2021, ZBS Global, Inc. (“Holdings”), Zurn Holdings, Inc., Zurn LLC (together, the “Borrowers”), the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders (in such capacity, the “Administrative Agent”) entered into a Fourth Amended and Restated First Lien Credit Agreement (the “Credit Agreement”). The Credit Agreement is funded by a syndicate of banks and other financial institutions and provides for (i) a $550.0 million term loan facility (the “Term Loan”) and (ii) a $200.0 million revolving credit facility (the “Revolving Credit Facility”).
The obligations under the Credit Agreement and related documents are secured by liens on substantially all of the assets of Holdings, the Borrowers, and certain subsidiaries of the Borrowers pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021, among Holdings, the Borrowers, the subsidiaries of the Borrowers party thereto, and the Administrative Agent, and certain other collateral documents.
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2021, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
The Credit Agreement amended and restated in its entirety the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Prior Credit Agreement”). At December 31, 2020, the Prior Credit Agreement was funded by a syndicate of banks and other financial institutions and provided for (i) a $625.0 million term loan facility (the “Prior Term Loan”) and (ii) a $264.0 million revolving credit facility (the “Prior Revolving Credit Facility”).
In connection with the amendment of the Credit Agreement, the Company recognized a $20.4 million loss on the extinguishment of debt, comprised of refinancing-related costs incurred and a non-cash write-off of debt issuance costs associated with the previous debt outstanding.
Term Debt
The Credit Agreement provided for the issuance of a term loan facility in an aggregate principal amount of $550.0 million. The proceeds of the Term Loan were, together with the Land Newco Dividend and cash on hand, used to (i) repay in full the aggregate principal amount outstanding of the Prior Term Loan, together with accrued interest thereon, (ii) redeem the $500 million of outstanding principal amount of the Notes, as described below, and (iii) pay related fees and expenses.
The Term Loan has a maturity date of October 4, 2028. Commencing on March 31, 2022, the Borrowers are required to make quarterly payments of principal in an amount equal to $1.4 million on each quarter until the maturity date.
The Term Loan bears interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25%

in the case of base rate borrowings and 2.25% in the case of LIBOR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.0, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 2.35 to 1.0 as of December 31, 2021. Certain prepayments of the Term Loan occurring on or prior to April 4, 2022 are subject to a 1.00% prepayment penalty.
At December 31, 2021 and December 31, 2020, the borrowings under the Term Loan and Prior Term Loan had weighted-average effective interest rates of 2.75% and 1.89%, respectively. During the year ended December 31, 2021 and the nine months ended December 31, 2020, the borrowings under the Term Loan and Prior Term Loan had weighted-average effective interest rates of 2.07% and 2.02%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Borrowings under the Revolving Credit Facility bear interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of LIBOR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 2.35 to 1.0 as of December 31, 2021. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%
At December 31, 2021 and December 31, 2020, the amounts borrowed under the Revolving Credit Facility and Prior Revolving Credit Facility were zero, respectively. As of December 31, 2021 and December 31, 2020, $6.1 million and $3.0 million of the Revolving Credit Facility and Prior Revolving Credit Facility, as applicable, were considered utilized in connection with outstanding letters of credit, respectively.
4.875% Senior Notes due 2025
On December 7, 2017, the Company issued $500.0 million aggregate principal amount of 4.875% senior notes due December 15, 2025 (the “Notes”). The Notes were issued by ZBS Global, Inc. (f/k/a RBS Global, Inc.) and Zurn LLC (f/k/a Rexnord LLC) (Company subsidiaries; collectively, the “Issuers”) pursuant to an Indenture, dated as of December 7, 2017 (the “Indenture”), by and among the Issuers, the domestic subsidiaries of the Company (with certain exceptions) as guarantors named therein (the “Subsidiary Guarantors”) and Wells Fargo Bank, National Association (the “Trustee”). The Notes were general senior unsecured obligations of the Issuers. The Company separately entered into a Parent Guarantee with the Trustee whereby it guaranteed certain obligations of the Issuers under the Indenture. The Notes paid interest semi-annually on June 15 and December 15. The Notes were not registered under the Securities Act of 1933 or any state securities laws. Debt issuance costs associated with the Notes were being amortized over the life of the Notes as interest expense using the effective interest method.
The Issuers redeemed the Notes on October 4, 2021, at a redemption price equal to 102.438% of the principal amount thereof plus accrued and unpaid interest.
Accounts Receivable Securitization Program
On September 25, 2020, certain subsidiaries of the Company entered into a $100 million accounts receivable securitization facility (the “Securitization”) with Mizuho Bank, Ltd. (“Mizuho”) to replace the Company’s previous $100.0 million accounts receivable securitization facility with Wells Fargo & Company, which was scheduled to expire in December 2020. On May 17, 2021, the Company terminated the Securitization.
Other Subsidiary Debt
At December 31, 2021 and 2020, various wholly owned subsidiaries had additional debt of $0.3 million and $0.5 million, respectively, comprised primarily of finance lease obligations. For more information related to finance leases, see Note 14, Leases.

Future Debt Maturities
    Future maturities of debt and financing lease obligations as of December 31, 2021, excluding the unamortized debt issuance costs of $10.8 million, were as follows (in millions):

Years ending December 31:
2022	$5.6
2023	5.6
2024	5.6
2025	5.5
2026	5.5
Thereafter	522.5
$550.3
    Cash interest paid for the year ended December 31, 2021, the nine months ended December 31, 2020 and the fiscal year ended March 31, 2020 was $34.7 million, $39.8 million and $54.9 million, respectively.

12. Comparative Twelve and Nine Month Financial Information

As discussed in Note 1, Basis of Presentation and Description of Business, this Form 10-K includes financial information for the Transition Period. Consolidated Statements of Operations and Cash Flows for the twelve months ended December 31, 2021 and 2020 and nine months ended December 31, 2020 and 2019 are summarized below. All data for the twelve months ended December 31, 2020 and nine months ended December 31, 2019, are derived from the Company's unaudited condensed consolidated financial statements.

Consolidated Statements of Operations
(in millions)

	Year Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2020	December 31, 2019
		(Unaudited)		(Unaudited)

Net sales	$910.9	$746.1	$562.7	526.7
Cost of sales	537.7	407.9	309.4	289.0
Gross profit	373.2	338.2	253.3	237.7
Selling, general and administrative expenses	239.0	206.1	153.7	144.0
Restructuring and other similar charges	3.7	2.0	1.7	0.9
Amortization of intangible assets	23.5	22.4	16.9	15.4
Income from operations	107.0	107.7	81.0	77.4
Non-operating (expense) income:
Interest expense, net	(34.7)	(45.9)	(33.3)	(44.0)
Loss on the extinguishment of debt	(20.4)	—	—	(2.0)
Actuarial gain (loss) on pension and postretirement benefit obligations	1.2	(21.2)	(0.3)	—
Other expense, net	(0.7)	(2.5)	(1.9)	(0.6)
Income from continuing operations before income taxes	52.4	38.1	45.5	30.8
Provision for income taxes	(2.7)	(9.5)	(10.5)	(5.4)
Net income from continuing operations	49.7	28.6	35.0	25.4
Income from discontinued operations, net of tax	71.2	118.1	83.2	126.2
Net income	120.9	146.7	118.2	151.6
Dividends on preferred stock	—	—	—	(14.4)
Net income attributable to Zurn common stockholders	$120.9	$146.7	$118.2	$137.2

Basic net income per share attributable to Zurn common stockholders:
Continuing operations	$0.41	$0.24	$0.29	$0.10
Discontinued operations	$0.59	$0.98	$0.69	$1.17
Net income	$1.00	$1.21	$0.98	$1.27
Diluted net income per share attributable to Zurn common stockholders:
Continuing operations	$0.40	$0.23	$0.28	$0.10
Discontinued operations	$0.57	$0.96	$0.68	$1.14
Net income	$0.97	$1.19	$0.96	$1.24
Weighted-average number of common shares outstanding (in thousands):
Basic	121,493	120,764	120,428	108,250
Effect of dilutive equity awards	3,621	2,688	2,771	2,253
Diluted	125,114	123,452	123,199	110,503

Consolidated Statements of Cash Flows
(in millions)

	Year Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2020	December 31, 2019
		(Unaudited)		(Unaudited)
Operating activities
Net income	$120.9	$146.7	$118.2	$151.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44.1	53.2	40.0	38.0
Amortization of intangible assets	33.4	36.1	27.0	26.3
Gain on dispositions of property, plant and equipment	(10.1)	(1.8)	(1.1)	—
Deferred income taxes	(12.1)	(14.7)	(7.0)	4.9
Actuarial loss on pension and postretirement benefit obligations	3.6	37.4	1.6	0.8
Other non-cash charges	(3.6)	3.5	0.2	0.7
Gain on extinguishment of debt	20.4	—	—	(1.0)
Stock-based compensation expense	51.4	44.8	36.6	18.7
Changes in operating assets and liabilities:
Receivables	(66.6)	10.8	65.1	34.4
Inventories	(79.5)	35.0	0.5	(34.4)
Other assets	(7.7)	23.8	2.4	(18.2)
Accounts payable	99.1	(56.4)	(65.1)	(12.4)
Accruals and other	30.3	1.8	(22.1)	(34.7)
Cash provided by operating activities	223.6	320.2	196.3	174.7

Investing activities
Expenditures for property, plant and equipment	(23.3)	(44.2)	(28.3)	(25.5)
Acquisitions, net of cash acquired	(17.1)	(161.4)	(102.0)	(25.1)
Proceeds from dispositions of long-lived assets	14.3	9.0	7.8	2.9
Net proceeds (payment) from divestiture of discontinued operations - VAG	4.2	—	—	(1.3)
Cash used for investing activities	(21.9)	(196.6)	(122.5)	(49.0)

Financing activities
Proceeds from borrowings of debt	550.0	331.0	6.0	725.0
Repayments of debt	(1,126.7)	(336.7)	(336.4)	(835.3)
Dividend received from Spin-Off Transaction of PMC	486.8	—	—	—
Cash transferred to PMC related to Spin-Off Transaction	(192.8)	—	—	—
Payment of debt issuance costs	(28.8)	—	—	—
Repurchase of common stock	(0.9)	(140.0)	(59.3)	(20.0)
Payment of common stock dividends	(36.4)	(38.6)	(28.8)	—
Payment of preferred stock dividends	—	—	—	(17.4)
Proceeds from exercise of stock options	24.9	37.5	18.3	16.8
Taxes withheld and paid on employees' share-based payment awards	(32.3)	(9.4)	(9.4)	(7.6)
Cash used for financing activities	(356.2)	(156.2)	(409.6)	(138.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.5)	11.2	18.0	(2.7)
Decrease in cash, cash equivalents and restricted cash	(159.0)	(21.4)	(317.8)	(15.5)
Cash, cash equivalents and restricted cash at beginning of period	255.6	277.0	573.4	292.5
Cash, cash equivalents and restricted cash at end of period (1)	$96.6	$255.6	$255.6	$277.0
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories. As such cash and cash equivalents and restricted cash include $193.3 million and $136.4 million of cash and cash equivalents from the discontinued operation as of December 31, 2020 and December 31, 2019, respectively.

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
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2021 and December 31, 2020 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of December 31, 2021 and December 31, 2020 was approximately $552.4 million and $1,209.3 million, respectively. The fair value is based on quoted market prices for the same issues.
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

ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2021	December 31, 2020
Assets:
Operating ROU assets	Other assets	$14.1	$18.1
Finance ROU assets	Property, plant and equipment, net (1)	0.5	0.4
Total ROU assets		$14.6	$18.5

Liabilities:
Current
Operating	Other current liabilities	$6.1	$5.7
Finance	Current maturities of debt	0.1	0.1
Non-current
Operating	Operating lease liability	8.9	13.4
Finance	Long-term debt	0.2	0.1
Total lease liabilities		$15.3	$19.3
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of December 31, 2021 and December 31, 2020, respectively.
    The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Operating lease expenses (1)	$6.1	$4.2	$5.0
Finance lease expenses:
Depreciation of finance ROU assets (1)	0.1	—	—
Interest on lease liabilities (2)	—	—	—
Total finance lease expense	0.1	—	—
Variable and short-term lease expense (1)	3.5	2.4	2.7
Total lease expense	$9.7	$6.6	$7.7
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of December 31, 2021 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2022	$6.5	$0.1
2023	5.0	0.1
2024	3.0	0.1
2025	0.8	—
2026	0.4	—
Thereafter	—	—
Total future minimum lease payments	15.7	0.3
Less: Imputed interest	(0.7)	—
Total lease liabilities	$15.0	$0.3
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

    The weighted-average remaining lease terms and discount rates for leases are as follows:

	Year Ended	Nine Month Transition Period Ended	Year Ended
Lease Term and Discount Rate	December 31, 2021	December 31, 2020	March 31, 2020
Weighted-average remaining lease terms (years):
Operating leases	2.8	3.5	4.1
Finance leases	3.3	3.1	2.7
Weighted-average discount rate:
Operating leases	3.3%	3.5%	3.5%
Finance leases	3.4%	3.5%	3.4%
    Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Operating cash flows from operating leases	$6.4	$4.2	$4.6
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	0.1	0.1	0.1
    ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Operating leases	$1.9	$2.8	$12.0
Finance leases	0.1	0.1	—
15. Stock-Based Compensation
    Generally, compensation cost associated with share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
    The Zurn Water Solutions Corporation Performance Incentive Plan, which was last approved by stockholders in fiscal 2020 (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Zurn's performance and create value for Zurn's stockholders. To date, equity awards consisting of stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan.
    The options granted under the Plan have a maximum term of 10 years after the grant date. Options and RSUs granted since fiscal 2016 generally vest ratably over 3 years. Options and RSUs granted during the Transition Period vested in two equal installments, with the first installment vesting on the first anniversary of the grant date and the second installment vesting on December 31, 2021. During the year ended December 31, 2021, RSUs were granted to certain employees that vest ratably over 2 years. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the director's cessation of service. Other than the PSUs granted during the Transition Period, PSUs generally cliff vest after 3 years. PSUs granted during the Transition Period cliff vested based on performance in the period from April 1, 2020, through December 31, 2021. The vesting of the PSUs granted during the Transition Period was accelerated in connection with the Spin-Off Transaction based on performance achieved through, and as of the Spin-Off Transaction date.
    The Plan permits the grant of awards that may deliver up to an aggregate of 19,665,489 shares of common stock. The Plan is administered by the Compensation Committee.
In connection with the Spin-Off Transaction, the Company made adjustments to the number of unvested stock options, RSUs and PSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Spin-Off. Accordingly, the number of stock options, RSUs and PSUs outstanding as of the date of the Spin-Off Transaction was multiplied by a factor of 2.03446, and the related grant date fair value was divided by a factor of 2.03446, which resulted in no increase in the intrinsic value of awards outstanding. Stock options and RSU's continue to vest in accordance with their original vesting period. The vesting of PSU's granted prior to the beginning of 2021 was accelerated and all outstanding awards became fully vested and were released at the time of the Spin-Off Transaction based on performance achieved through, and as of the Spin-Off

Transaction date. PSUs granted during 2021 continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards were deemed to be a modification of the awards and resulted in approximately $4.9 million expense, of which $4.5 million was recognized during the year ended December 31, 2021. The remaining $0.4 million will be recognized over the 24 months following the completion of the Spin-Off Transaction.
Stock options and RSUs outstanding that were held by employees who transferred to Regal Rexnord Corporation in connection with the Spin-Off Transaction were canceled and replaced by awards issued by Regal Rexnord Corporation. Employees remaining with the Company did not receive share-based compensation awards of Regal Rexnord Corporation as a result of the Spin-Off Transaction. Except for the conversion of awards, the material terms of the awards held by employees who transferred to Regal Rexnord Corporation remained unchanged.
    During the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, the Company recorded $37.5 million, $22.9 million and $19.5 million of stock-based compensation expense from continuing operations, respectively (the related tax benefit on these amounts was $9.2 million for the year ended December 31, 2021, $5.3 million for the nine month Transition Period ended December 31, 2020 and $4.8 million for the fiscal year ended March 31, 2020). During the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, the Company also recorded $18.6 million, $0.4 million and $5.1 million, respectively, of an excess tax benefit related to stock options exercised during each period. As of December 31, 2021, there was $29.0 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Stock Options
    The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	34%	35%	29%
Weighted-average risk free interest rate	1.02%	0.48%	2.27%
Expected dividend rate	0.5%	1.3%	0.0%
    Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for all options granted prior to the Spin-Off Transaction is based on the historical volatility of the Company's common stock price. The expected volatility assumption for all options granted after the Spin-Off Transaction is based on the historical volatility of the common stock prices of a peer group. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 was $13.54, $7.69 and $9.50, respectively. The total fair value of options vested during the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 was $3.6 million, $4.6 million and $10.2 million, respectively.

    A summary of stock option activity during the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 is as follows:

	Year Ended		Nine Month Transition Period Ended		Year Ended
	December 31, 2021		December 31, 2020		March 31, 2020
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	3,862,822	$22.99	5,513,156	$22.28	7,843,911	$20.49
Granted	432,478	39.79	197,565	25.54	154,934	27.50
Exercised (1)	(3,260,839)	14.24	(1,780,068)	20.92	(2,398,363)	16.65
Spin-off Transaction conversion	2,413,727	10.98	—	—	—	—
Canceled/Forfeited	(604,126)	32.04	(67,831)	26.90	(87,326)	25.69
Outstanding at end of period (2)	2,844,062	$13.44	3,862,822	$22.99	5,513,156	$22.28
Exercisable at end of period (3)	2,566,451	$11.75	3,450,079	$22.50	4,739,921	$21.61
______________________
(1)The total intrinsic value of options exercised during the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 was $90.4 million, $19.9 million and $35.1 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 5.1 years at December 31, 2021, 5.6 years at December 31, 2020 and 5.4 years at March 31, 2020. The aggregate intrinsic value of options outstanding at December 31, 2021 was $65.3 million.
(3)The weighted average remaining contractual life of options exercisable was 4.6 years at December 31, 2021, 5.3 years at December 31, 2020 and 4.9 years at March 31, 2020. The aggregate intrinsic value of options exercisable at December 31, 2021 was $63.3 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	412,743	$27.13
Granted	432,478	39.79
Spin-off Transaction conversion	72,976	17.70
Vested	(322,037)	25.31
Canceled/Forfeited	(318,549)	38.34
Nonvested options at end of period	277,611	$29.06
Restricted Stock Units
    During the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 the Company granted RSUs to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 is as follows:

	Year Ended		Nine Month Transition Period Ended		Year Ended
	December 31, 2021		December 31, 2020		March 31, 2020
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	647,668	$26.54	545,275	$27.54	417,347	$25.94
Granted	483,067	38.56	430,646	25.56	422,707	27.52
Spin-off conversion Transaction	227,058	16.54	—	—	—	—
Vested	(501,902)	22.49	(287,696)	26.90	(253,831)	24.90
Canceled/Forfeited	(354,560)	32.70	(40,557)	27.04	(40,948)	27.29
Nonvested RSUs at end of period	501,331	$25.98	647,668	$26.54	545,275	$27.54

Performance Stock Units
    During the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, the Company granted PSU's to certain of its officers and employees. The PSUs granted during the nine month Transition Period ended December 31, 2020, had a 21 month performance period (April 1, 2020, to December 31, 2021) while the PSUs granted during the years ended December 31, 2021 and March 31, 2020 have a three-year performance period, and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the respective performance period, will be satisfied with Zurn common stock. A summary of PSU activity during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 is as follows:

	Year Ended		Nine Month Transition Period Ended		Year Ended
	December 31, 2021		December 31, 2020		March 31, 2020
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	1,022,985	$26.68	480,186	$28.01	351,104	$27.76
Granted	1,559,795	30.93	547,374	25.52	324,619	27.50
Spin-Off conversion Transaction	1,986,910	14.12	—	—	—	—
Vested	(3,739,235)	14.39	—	—	(169,748)	23.13
Canceled/Forfeited	(53,081)	24.72	(4,575)	26.23	(25,789)	26.99
Nonvested PSUs at end of period	777,374	$26.27	1,022,985	$26.68	480,186	$28.01

During the nine month Transition Period ended December 31, 2020, PSUs were granted with vesting based on goals related to free cash flow conversion. During the year ended December 31, 2021 and the fiscal year ended March 31, 2020, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. The fair value of the portion of PSUs with vesting based on free cash flow conversion and return on invested capital is determined based on the Company's closing stock price on the date of grant.

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
Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4 Discontinued Operations for further detail.
    The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial gain (loss) of $1.2 million, $(0.3) million, and $(20.9) million within the consolidated statements of operations from continuing operations, during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively. These amounts are recorded within Actuarial (loss) gain on pension and postretirement benefit obligations in the consolidated statements of operations. In addition, the Company recognized non-cash actuarial losses associated PMC plans of $4.8 million, $1.3 million and $15.7 million during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively, which is recorded in income from discontinued operations, net of tax in the consolidated statements of operations.
    On October 4, 2021, the Company completed the Spin-Off Transaction of the PMC business. In accordance with the terms of the Spin-Off Transaction agreements, the net assets associated with the PMC business included in the Spin-Off Transaction included unfunded pension and post retirement benefit obligations of $80.4 million. The transfer of these obligations affiliated with certain defined benefit plans was accounted for as a settlement in accordance with the authoritative guidance, which required the Company to perform an interim remeasurement of certain plans. In connection with the remeasurement, the Company recognized pre-tax non-cash actuarial losses of $4.8 million, which is recognized within income from discontinued operations, net of tax.
During the fiscal year ended March 31, 2019, the Company offered participants in a PMC defined benefit plan the opportunity to receive a lump sum settlement as part of the termination process for that plan. During the fiscal year ended March 31, 2020, the obligations associated with the individuals that did not accept the lump sum settlement offer were transferred to an insurance company through the purchase of an annuity. The Company's cash contribution to purchase the annuity contract was $3.9 million. Following the purchase of the annuity contract, the Company has no remaining obligations to participants of this plan. The termination of this plan resulted in the recognition of $0.8 million non-cash pre-tax losses within discontinued operations during the fiscal year ended March 31, 2020.

    The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended	Nine Month Transition Period Ended	Year Ended
	December 31, 2021	December 31, 2020	March 31, 2020
Pension Benefits:
Service cost	$0.4	$0.4	$0.5
Interest cost	13.3	13.9	21.9
Expected return on plan assets	(17.3)	(13.9)	(22.5)
Benefit cost associated with special events:
Settlement	—	—	0.8
PMC Spin-Off	5.7	—	—
Recognition of actuarial losses	—	1.6	35.9
Net periodic benefit (income) expense	$2.1	$2.0	$36.6
Other Postretirement Benefits:
Service cost	$—	$—	$—
Interest cost	0.3	0.4	0.7
Amortization of prior service credit	(0.2)	(0.2)	(0.3)
Benefit cost associated with special events:
PMC Spin-Off	(0.9)	—	—
Recognition of actuarial gains	(1.2)	—	(0.1)
Net periodic benefit expense	$(2.0)	$0.2	$0.3

    During the year ended December 31, 2021, the recognition of $3.6 million of net non-cash actuarial losses was primarily due to an increase in the discount rates utilized within remeasurement of the Company's defined benefit plans. During the nine month Transition Period ended December 31, 2020, the recognition of $1.6 million of non-cash actuarial loss was due to favorable asset performance and contributions made to the plan partially offset by decreases in the discount rate utilized within the annual remeasurement of the Company's defined benefit plans. During the fiscal year ended March 31, 2020, the recognition of $36.6 million of non-cash actuarial loss was due to the termination of a PMC defined benefit plan described above and decreases in discount rates coupled with lower than expected asset return, partially offset by decreases in life expectancy assumptions utilized within the annual remeasurement of the Company's defined benefit plans.
    The Company made contributions to its U.S. qualified pension plan trusts of $2.0 million, $6.0 million, and $0.3 million during the year ended December 31, 2021, nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, respectively.

    The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2021	Nine Month Transition Period Ended December 31, 2020	Year Ended December 31, 2021	Nine Month Transition Period Ended December 31, 2020
Benefit obligation at beginning of period	$(662.1)	$(623.2)	$(15.4)	$(16.1)
Service cost	(0.4)	(0.4)	—	—
Interest cost	(13.3)	(13.9)	(0.3)	(0.4)
Actuarial (losses) gains	25.7	(44.2)	1.3	0.2
Benefits paid	33.3	29.0	1.4	1.2
Plan participant contributions	—	—	(0.3)	(0.3)
Spin-Off Transaction	318.8	—	2.7	—
Settlements	0.1	—	—	—
Translation and other adjustments	—	(9.4)	—	—
Benefit obligation at end of period	$(297.9)	$(662.1)	$(10.6)	$(15.4)
Plan assets at the beginning of the period	$503.5	$446.9	$—	$—
Actual return on plan assets	15.4	73.3	—	—
Contributions	2.0	7.9	1.4	1.3
Benefits paid	(32.6)	(29.0)	(1.4)	(1.3)
Spin-Off Transaction	(238.4)	—	—	—
Translation adjustment	—	4.4	—	—
Plan assets at end of period	$249.9	$503.5	$—	$—
Funded status of plans	$(48.0)	$(158.6)	$(10.6)	$(15.4)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$—	$0.5	$—	$—
Current liabilities	(0.3)	(1.7)	(1.0)	(1.4)
Long-term liabilities	(47.7)	(157.4)	(9.6)	(14.0)
Total net funded status	$(48.0)	$(158.6)	$(10.6)	$(15.4)
    As of December 31, 2021, the Company had pension plans with a combined projected benefit obligation of $297.9 million compared to plan assets of $249.9 million, resulting in an under-funded status of $48.0 million compared to an under-funded status of $158.6 million at December 31, 2020. The Company’s funded status improved during the year ended December 31, 2021 primarily due to the Spin-Off Transaction, increases in the discount rate assumption and census data gains. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
    Amounts included in accumulated other comprehensive loss (income), net of tax, related to defined benefit plans at December 31, 2021 and December 31, 2020 consist of the following (in millions):

	As of December 31, 2021
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$—	$—	$—
Unrecognized actuarial loss (gain)	7.3	(1.1)	6.2
Accumulated other comprehensive loss (income), gross	7.3	(1.1)	6.2
Deferred income tax (benefit) provision	(2.4)	0.2	(2.2)
Accumulated other comprehensive loss (income), net	$4.9	$(0.9)	$4.0

	As of December 31, 2020
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$(0.1)	$(0.9)	$(1.0)
Unrecognized actuarial loss (gain)	40.0	(1.2)	38.8
Accumulated other comprehensive loss (income), gross	39.9	(2.1)	37.8
Deferred income tax (benefit) provision	(10.5)	0.5	(10.0)
Accumulated other comprehensive loss (income), net	$29.4	$(1.6)	$27.8
    The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	December 31, 2021	December 31, 2020	March 31, 2020	December 31, 2021	December 31, 2020	March 31, 2020
Benefit Obligations:
Discount rate	3.0%	2.3%	3.1%	2.9%	2.4%	3.3%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	2.7%	3.1%	3.7%	2.4%	3.3%	3.9%
Rate of compensation increase	3.0%	3.0%	2.9%	n/a	n/a	n/a
Expected return on plan assets	4.3%	4.3%	4.9%	n/a	n/a	n/a
    In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the year ended December 31, 2021 and actual investment allocations at December 31, 2021 and December 31, 2020.

	Plan Assets
	December 31, 2021					December 31, 2020
	Investment Policy (1)			Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20%	-	30%	30%	29%	27%
Debt securities (including cash and cash equivalents)	55%	-	80%	70%	70%	63%
Other	0%	-	10%	—%	1%	10%
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

    The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at December 31, 2021 and December 31, 2020, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	As of December 31, 2021
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$5.4	$—	$—	$—	$5.4
Investment funds
Fixed income funds (2)	—	—	—	169.4	169.4
U.S. equity funds (3)	20.9	—	—	31.5	52.4
International equity funds (3)	—	—	—	19.1	19.1
Balanced funds (3)	—	—	—	2.5	2.5
Alternative investment funds (4)	—	—	—	1.1	1.1
Total	$26.3	$—	$—	$223.6	$249.9

	As of December 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$9.6	$—	$—	$—	$9.6
Investment funds
Fixed income funds (2)	—	—	—	313.8	313.8
U.S. equity funds (3)	12.9	—	—	61.2	74.1
International equity funds (3)	—	—	—	37.2	37.2
Balanced funds (3)	—	—	—	6.8	6.8
Alternative investment funds (4)	—	—	—	22.1	22.1
Insurance contracts	—	—	39.9	—	39.9
Total	$22.5	$—	$39.9	$441.1	$503.5
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

    The table below sets forth a summary of changes in the fair value of the Level 3 investments for the year ended December 31, 2021 and the nine month Transition Period ended December 31, 2020 (in millions):

Insurance Contracts
Ending balance, March 31, 2020	$32.6
Actual return on assets:
Related to assets held at reporting date	7.3
Related to assets sold during the period	—
Purchases, sales, issuances and settlements	—
Ending balance, December 31, 2020	39.9
Actual return on assets:
Related to assets held at reporting date	—
Related to assets sold during the period	—
Purchases, sales, issuances and settlements (1)	(39.9)
Ending balance, December 31, 2021	$—
(1) Insurance contracts were distributed in connection with the Spin-Off Transaction.
    Expected benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in millions):

Years Ending December 31:	Pension Benefits	Other Postretirement Benefits
2022	$20.3	$1.0
2023	20.1	0.9
2024	19.9	0.9
2025	19.7	0.9
2026	19.4	0.8
2027 - 2031	90.8	3.4
Pension Plans That Are Not Fully Funded
    At December 31, 2021, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $297.9 million, $296.0 million and $249.9 million, respectively.
    At December 31, 2020, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $622.0 million, $617.6 million and $462.9 million, respectively.
Other Postretirement Benefits
    The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.0% in 2022 grading down to 5.0% in 2026 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Defined Contribution Savings Plans
    The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $5.5 million, $5.7 million and $7.7 million during the year ended December 31, 2021, nine months ended December 31, 2020 and for the year ended March 31, 2020, respectively. and During the year ended December 31, 2021, the Company utilized 107,113 shares of its common stock with a weighted average fair value of $51.67 per share in funding the cost. During the nine month Transition Period ended December 31, 2020, the Company utilized 156,316 shares of its common stock with a weighted average fair value of $30.38 per share in funding the cost.
Deferred Compensation Plan
    The Company has a nonqualified deferred compensation plan for certain executives and other highly compensated employees. Assets are invested primarily in mutual funds and corporate-owned life insurance contracts held in a Rabbi trust and restricted for payments to participants of the plan. The assets and liabilities are classified in Other assets and Other liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust and changes in the value of the deferred compensation liability are recorded in Other expense, net in the consolidated statements of operations.
    The fair values of the Company’s deferred compensation plan assets and liability are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	Fair Value as of December 31, 2021
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.9	$—	$—	$0.9
Corporate-owned life insurance policies (2)	—	14.4	—	14.4
Total assets at fair value	$0.9	$14.4	$—	$15.3

Deferred compensation liability at fair value (3):	$16.3	$—	$—	$16.3

	Fair Value as of December 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.0	$—	$—	$1.0
Corporate-owned life insurance policies (2)	—	10.7	—	10.7
Total assets at fair value	$1.0	$10.7	$—	$11.7

Deferred compensation liability at fair value (3):	$11.9	$—	$—	$11.9
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

Income Tax Provision
    The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,	Nine Month Transition Period Ended December 31,	Year Ended March 31,
	2021	2020	2020
Current:
United States	$7.2	$12.3	$0.1
Non-United States	1.0	0.7	1.4
State and local	2.7	2.6	—
Total current	10.9	15.6	1.5
Deferred:
United States	(8.8)	(2.5)	1.4
Non-United States	(0.1)	(0.4)	(0.3)
State and local	0.7	(2.2)	1.8
Total deferred	(8.2)	(5.1)	2.9
Provision for income taxes	$2.7	$10.5	$4.4

The provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year Ended December 31,	Nine Month Transition Period Ended December 31,	Year Ended March 31,
	2021	2020	2020
Provision for income taxes at U.S. federal statutory income tax rate	$11.0	$9.6	$4.9
State and local income taxes, net of federal benefit	1.4	1.7	1.2
Net effects of foreign rate differential	(0.2)	(0.1)	0.1
Net effects of foreign operations	0.8	0.3	0.5
Net effects of GILTI inclusion	—	(0.2)	0.3
Foreign derived intangible income deduction	(0.2)	—	—
Unrecognized tax benefits, net of federal benefit	1.0	2.0	(1.2)
Research and development credit	(0.2)	(0.2)	(0.4)
Excess tax benefits related to equity compensation	(17.7)	(2.6)	(4.1)
§162(m) compensation limitation	5.1	2.0	2.8
Net changes in valuation allowance	1.6	(1.6)	0.5
Other	0.1	(0.4)	(0.2)
Provision for income taxes	$2.7	$10.5	$4.4
    The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,	Nine Month Transition Period Ended December 31,	Year Ended March 31,
	2021	2020	2020
United States	$49.5	$44.6	$18.8
Non-United States	2.9	0.9	4.6
Income before income taxes	$52.4	$45.5	$23.4

Deferred Income Tax Assets and Liabilities
    Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Compensation and retirement benefits	$22.7	$29.5
General accruals and reserves	12.5	7.1
Lease liabilities	3.8	4.7
State tax net operating loss and credit carryforwards	19.0	22.3
Federal and state capital loss carryforwards	17.7	18.2
Foreign net operating loss carryforwards	2.7	1.5
Other	1.9	—
Total deferred tax assets before valuation allowance	80.3	83.3
Valuation allowance	(35.1)	(36.8)
Total deferred tax assets	45.2	46.5
Deferred tax liabilities:
Property, plant and equipment	5.8	5.5
Lease ROU assets	3.6	4.5
Inventories	8.0	8.4
Intangible assets and goodwill	26.5	30.0
Other	—	0.3
Total deferred tax liabilities	43.9	48.7
Net deferred tax assets (liabilities)	$1.3	$(2.2)

Net amount on Consolidated Balance Sheets consists of:
Other assets	$4.4	$5.8
Deferred income taxes	(3.1)	(8.0)
Net long-term deferred tax assets (liabilities)	$1.3	$(2.2)
    Management has reviewed the deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, state credit carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of December 31, 2021. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, for those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of 15 years. The foreign NOL carryforwards are subject to a twenty-year expiration period.
    At December 31, 2021, the Company had approximately $377.4 million of state NOL carryforwards, expiring over various years ending through December 31, 2033. The Company has a tax effected valuation allowance of $14.5 million recorded against the related deferred tax asset. In addition, at December 31, 2021, the Company had approximately $10.6 million of foreign NOL carryforwards, of which there is a recorded tax effected valuation allowance of $1.0 million.
No provision has been made for U.S. federal income taxes related to approximately $13.9 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. The additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $0.6 million, would not be expected to be significant to the Company’s consolidated financial statements.

    The Company’s total receivable for net accrued income taxes as of December 31, 2021 and 2020 was $31.0 million and $6.1 million, respectively. This net amount is presented in the consolidated balance sheets as income taxes payable (separately disclosed in other current liabilities) of $2.1 million and $2.4 million as of December 31, 2021 and 2020, respectively; and as income taxes receivable in the consolidated balance sheets of $33.1 million and $8.5 million as of December 31, 2021 and 2020, respectively. Net cash paid for income taxes to governmental tax authorities for the year ended

December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31,2020 was $57.8 million, $44.9 million and $72.5 million, respectively.
Liability for Unrecognized Tax Benefits
    The Company's total liability for net unrecognized tax benefits as of December 31, 2021 and 2020 was $5.9 million and $4.7 million, respectively.
    The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2021 and the nine month Transition Period ended December 31, 2020 (in millions):

	Year Ended December 31,	Nine Month Transition Period Ended December 31,
	2021	2020
Balance at beginning of period	$4.7	$2.4
Additions based on tax positions related to the current year	1.2	1.3
Additions for tax positions of prior years	—	1.7
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	(0.7)
Cumulative translation adjustment	—	—
Balance at end of period	$5.9	$4.7
    The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits includes $0.5 million and $0.2 million of gross accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense (benefit) during the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 was $0.2 million, $0.0 million, and $(0.6) million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in foreign jurisdictions. During the nine month Transition Period ended December 31, 2020, the Internal Revenue Service (the “IRS”) completed an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company paid approximately $1.5 million upon the conclusion of such examination, all of which was previously accrued in the Company's financial statements. During the fiscal year ended March 31, 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for the Company’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which was subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the Company’s financial statements. In accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. Similarly, in accordance with the Spin-Off Transaction of PMC, the Company is required to indemnify Regal for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off Transaction. During the fiscal year ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax return of one of PMC’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of the PMC German subsidiaries are currently undergoing a corporate income and trade tax examination by the German tax authorities for the tax years or period ended March 31, 2015 through March 31, 2018. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2019, state and local income tax examinations for years ending prior to March 31, 2018 or significant foreign income tax examinations for years ending prior to March 31, 2017.

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
    Certain Company subsidiaries are subject to asbestos litigation. As of December 31, 2021, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of December 31, 2021, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $66.0 million, of which Zurn expects its insurance carriers to pay approximately $49.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $66.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of December 31, 2021, is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of December 31, 2021, the Company had a recorded receivable from its insurance carriers of $66.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in insurance for asbestos claims within the consolidated balance sheets.
    Certain Company subsidiaries were named as defendants in a number of individual and class action lawsuits in various United States courts claiming damages due to the alleged failure or anticipated failure of Zurn brass fittings on the PEX plumbing systems in homes and other structures. In fiscal 2013, the Company reached a court-approved agreement to settle the liability underlying this litigation.  The settlement was designed to resolve, on a national basis, the Company's overall exposure for both known and unknown claims related to the alleged failure or anticipated failure of such fittings, subject to the right of eligible class members to opt-out of the settlement and pursue their claims independently.  The settlement utilized a seven year claims fund, which was capped at $20.0 million, and was funded in installments over the seven year period based on claim activity and minimum funding criteria.  The seven year filing period expired on April 1, 2020. Any claims after April 1, 2020 are time barred. As of December 31, 2021, the Company had made payment on all remaining timely filed claims and closed the settlement fund.
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
    Dividends were paid on the Series A Preferred Stock quarterly. The final dividend payment was made on November 15, 2019. During the fiscal year ended March 31, 2020, the Company accrued $14.4 million of dividends and paid $17.4 million of dividends on the Series A Preferred Stock, respectively.
Issuer Repurchases of Equity Securities
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved to increase the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the year ended December 31, 2021, the Company repurchased 22,300 shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. During the nine month Transition Period ended December 31, 2020, the Company repurchased 1.7 million shares of common stock at a total cost of $59.3 million at a weighted average price of $34.97 per share. During the fiscal year ended March 31, 2020, the Company repurchased 3.6 million shares of common stock at a total cost of $100.7 million at a weighted average price of $27.94 per share. The repurchased shares were canceled by the Company upon receipt.
At December 31, 2021, a total of approximately $162.8 million of repurchase authority remained under the Repurchase Program.

20. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net sales	$205.2	$243.7	$229.7	$232.3	$910.9
Gross profit	88.4	103.8	95.8	85.2	373.2
Net income from continuing operations	10.0	20.5	16.3	2.9	49.7
Income (loss) from discontinued operations, net of tax	40.0	52.6	47.9	(69.3)	71.2
Net income (loss)	50.0	73.1	64.2	(66.4)	120.9
Net income (loss) attributable to Zurn common stockholders	$50.0	$73.1	$64.2	$(66.4)	$120.9

Basic net income (loss) per share attributable to Zurn common stockholders
Continuing operations	$0.08	$0.17	$0.13	$0.02	$0.41
Discontinued operations	$0.33	$0.44	$0.39	$(0.56)	$0.59
Net income (loss)	$0.42	$0.61	$0.53	$(0.53)	$1.00

Diluted net income (loss) per share attributable to Zurn common stockholders
Continuing operations	$0.08	$0.16	$0.13	$0.02	$0.40
Discontinued operations	$0.32	$0.42	$0.38	$(0.54)	$0.57
Net income (loss)	$0.40	$0.59	$0.51	$(0.52)	$0.97
______________________
(1)     The fourth quarter of the year ended December 31, 2021 includes the recognition of a $20.4 million loss on extinguishment of debt following the refinancing of the Company's debt in connection with the Spin-Off Transaction. Refer to Note 11, Long-Term Debt for additional information. In addition, the Company recognized approximately $60.0 million of separation costs in connection with the Spin-Off Transaction that was recorded within the loss from discontinued operations, net of tax. Refer to Note 4, Discontinued Operations for additional information.

	Nine Month Transition Period Ended December 31, 2020
	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020	Total
Net sales	$174.7	$199.7	$188.3	$562.7
Gross profit	79.9	92.5	80.9	253.3
Net income from continuing operations	10.6	18.8	5.6	35.0
Income from discontinued operations, net of tax	25.0	26.6	31.6	83.2
Net income attributable to Zurn common stockholders	$35.6	$45.4	$37.2	$118.2

Basic net income per share attributable to Zurn common stockholders
Continuing operations	$0.09	$0.16	$0.05	$0.29
Discontinued operations	$0.21	$0.22	$0.26	$0.69
Net income	$0.30	$0.38	$0.31	$0.98

Diluted net income per share attributable to Zurn common stockholders
Continuing operations	$0.09	$0.15	$0.05	$0.28
Discontinued operations	$0.21	$0.22	$0.26	$0.68
Net income	$0.29	$0.37	$0.30	$0.96

21. Subsequent Event
    On February 3, 2022, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.03 per-share to be paid on March 7, 2022, to stockholders of record as of February 18, 2022.

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
Management’s Report on Internal Control Over Financial Reporting
    We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
    The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
    There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
    The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" in the definitive proxy statement for the Company’s annual meeting, to be held on or about May 5, 2022 (the Proxy Statement"), and from the information under the caption "Information about our Executive Officers" in Part I hereof.
Code of Ethics
    We have adopted a written code of ethics, referred to as the Zurn Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.zurnwatersolutionscorporation.com. To obtain a copy, free of charge, please submit a written request to Zurn Investor Relations, 511 West Freshwater Way, Milwaukee, Wisconsin, 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.zurnwatersolutionscorporation.com or in a Current Report on Form 8-K.

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
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	4,122,767	$13.44	2,228,576
Equity compensation plans not approved by security holders	None	None	None
Total	4,122,767	$13.44	2,228,576
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
    The Company’s consolidated financial statements included in Item 8 hereof are for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020, and consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
    The Financial Statement Schedule of the Company appended hereto for the year ended December 31, 2021, the nine month Transition Period ended December 31, 2020 and the fiscal year ended March 31, 2020 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Obligations	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Fiscal Year Ended March 31, 2020
Valuation allowance for trade and notes receivable	$0.4	$0.5	$0.1	$—	$(0.1)	$0.9
Valuation allowance for income taxes	31.2	1.3	—	6.8	(0.9)	38.4
Nine Month Transition Period Ended December 31, 2020
Valuation allowance for trade and notes receivable	0.9	0.3	—	—	(0.4)	0.8
Valuation allowance for income taxes	38.4	0.1	—	0.3	(2.0)	36.8
Year Ended December 31, 2021
Valuation allowance for trade and notes receivable	0.8	0.8	—	—	(0.4)	1.2
Valuation allowance for income taxes	36.8	1.8	—	0.8	(4.3)	35.1
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

ZURN WATER SOLUTIONS CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	Chair of the Board and Chief Executive Officer
Date:	February 9, 2022

POWER OF ATTORNEY
    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. Adams, Mark W. Peterson and Jeffery J. LaValle, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	Chair of the Board and Chief Executive Officer	February 9, 2022
Todd A. Adams	(Principal Executive Officer)

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	February 9, 2022
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Mark S. Bartlett	Director	February 9, 2022
Mark S. Bartlett

/s/ Jacques D. Butler	Director	February 9, 2022
Jacques D. Butler

/s/ Thomas D. Christopoul	Director	February 9, 2022
Thomas D. Christopoul

/s/ David C. Longren	Director	February 9, 2022
David C. Longren

/s/ George C. Moore	Director	February 9, 2022
George C. Moore

/s/ Rosemary M. Schooler	Director	February 9, 2022
Rosemary M. Schooler

/s/ John S. Stroup	Director	February 9, 2022
John S. Stroup

/s/ Peggy N. Troy	Director	February 9, 2022
Peggy N. Troy

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005

2.2	Agreement and Plan of Merger, dated as of February 15, 2021, by and among Regal Beloit Corporation Phoenix 2021, Inc., Rexnord Corporation and Land Newco, Inc.+	Exhibit 2.1 to the Company's Form 8-K filed February 19, 2021

2.3	Separation and Distribution Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 2.2 to the Company's Form 8-K filed February 19, 2021

3.1(a)	Amended and Restated Certificate of Incorporation as amended through October 4, 2021	Exhibit 3.1 to the Company's Form 8-K filed October 5, 2021

3.1(b)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (expired by its terms)
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through October 4, 2021	Exhibit 3.1 to the Company's Form 8-K filed October 5, 2021

4.1	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Company’s Form 8-K dated December 7, 2017

4.2	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.1 hereto)	Exhibit 4.2 to the Company’s Form 8-K dated December 7, 2017

4.3	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to the Company’s Form 8-K dated December 7, 2017

4.4	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended March 31, 2020

10.1(a)	The Company's 2006 Stock Option Plan, as amended ("2006 Option Plan")* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020

10.3(a)	Rexnord Corporation Performance Incentive Plan, as amended and restated as of July 25, 2019 *	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 7, 2019

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 * (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018
10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.3(f)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded except with respect to outstanding awards)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(h)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(i)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(k)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(l)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)*	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated December 13, 2018, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated December 13, 2018

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.7	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Rexnord Corporation Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9(a)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of July 23, 2020*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.9(b)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of May 2019* (superseded)	Exhibit 10.10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 2019

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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
Exhibit 10.1 to the Company’s Form 8-K dated November 21, 2019

10.11(f)
Fourth Amended and Restated First Lien Credit Agreement, dated as of October 4, 2021, by and among Zurn Holdings, Inc., Zurn LLC, ZBS Global, Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent+
Exhibit 10.2 to the Company's Form 8-K filed on October 5, 2021

10.12(a)
Second Amended and Restated Guarantee and Collateral Agreement, dated and effective as of March 15, 2012, among Chase Acquisition I, Inc., RBS Global, Inc., Rexnord LLC, each subsidiary of the borrowers identified therein and Credit Suisse AG, as Administrative Agent for the Credit Agreement Secured Parties
Exhibit 10.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on March 16, 2012

10.12(b)
Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021, among ZBS Global, Inc., Zurn Holdings, Inc., Zurn LLC, the subsidiaries party thereto, and Credit Suisse AG, as administrative agent+
Exhibit 10.3 to the Company's Form 8-K filed on October 5, 2021

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

Exhibit 10.2 to the Company's Form 8-K dated September 25, 2020

10.15(a)	Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.1 to the Company's Form 8-K filed February 19, 2021

10.15(b)	Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.2 to the Company's Form 8-K filed February 19, 2021

10.15(c)	Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.3 to the Company's Form 8-K filed February 19, 2021

10.15(d)	Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.4 to the Company's Form 8-K filed February 19, 2021

10.15(e)	Commitment Letter, dated as of February 14, 2021, by and between Rexnord, Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC+	Exhibit 10.5 to the Company's Form 8-K filed February 19, 2021

10.15(f)	Bridge Facility Commitment Letter, dated as of February 15, 2021, by and between Land and Barclays Bank PLC+	Exhibit 10.6 to the Company's Form 8-K filed February 19, 2021

10.15(g)	Transition Services Agreement, dated as of October 4, 2021, by and among Rexnord Corporation and Land Newco, Inc.+	Exhibit 10.1 to the Company's Form 8-K filed October 5, 2021

10.16	Agreement and General Release, last signed on December 31, 2021, by George J. Powers and Zurn Water Solutions Corporation*	Exhibit 10.1 to the Company's Form 8-K filed January 5, 2022

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.