Form 10-Q
period 2022-03-31
Zurn Water Solutions Corp
filed 2022-04-27
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Zurn Water Solutions Corporation Common Stock, $0.01 par value per share	125,967,533 shares

Private Securities Litigation Reform Act Safe Harbor Statement
    Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. In addition, our previously announced transaction with Elkay Manufacturing Company is subject to various risks, uncertainties and factors including, among others: the inability to complete the transaction; the inability to recognize the anticipated benefits of the proposed transaction, including due to the failure to receive required security holder approvals, or the failure of other closing conditions; and costs related to the proposed transaction. See also Part II, Item 1A, "Risk Factors" herein. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$73.2	$96.6
Receivables, net	172.1	144.1
Inventories	224.3	184.5
Income taxes receivable	27.4	33.1
Other current assets	23.1	16.5
Total current assets	520.1	474.8
Property, plant and equipment, net	63.1	64.4
Intangible assets, net	176.9	179.1
Goodwill	255.0	254.1
Insurance for asbestos claims	66.0	66.0
Other assets	37.5	39.3
Total assets	$1,118.6	$1,077.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$5.6	$5.6
Trade payables	113.7	105.1
Compensation and benefits	6.6	22.0
Current portion of pension and postretirement benefit obligations	1.3	1.3
Other current liabilities	87.3	106.4
Total current liabilities	214.5	240.4

Long-term debt	532.9	533.9
Pension and postretirement benefit obligations	56.7	57.3
Deferred income taxes	7.7	3.1
Operating lease liability	7.4	8.9
Reserve for asbestos claims	66.0	66.0
Other liabilities	39.7	41.7
Total liabilities	924.9	951.3

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 125,847,069 at March 31, 2022 and 125,720,068 at December 31, 2021	1.3	1.3
Additional paid-in capital	1,440.8	1,436.9
Retained deficit	(1,175.5)	(1,236.9)
Accumulated other comprehensive loss	(72.9)	(74.9)
Total stockholders' equity	193.7	126.4
Total liabilities and stockholders' equity	$1,118.6	$1,077.7
See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	$239.6	$205.2
Cost of sales	137.7	116.8
Gross profit	101.9	88.4
Selling, general and administrative expenses	53.9	57.7
Restructuring and other similar charges	1.1	0.6
Amortization of intangible assets	3.0	6.1
Income from operations	43.9	24.0
Non-operating expense:
Interest expense, net	(4.8)	(9.6)
Other income, net	0.3	0.3
Income before income taxes	39.4	14.7
Provision for income taxes	(10.0)	(4.7)
Net income from continuing operations	29.4	10.0
Income from discontinued operations, net of tax	0.8	40.0
Net income attributable to Zurn common stockholders	$30.2	$50.0

Basic net income per share:
Continuing operations	$0.23	$0.08
Discontinued operations	$0.01	$0.33
Net income	$0.24	$0.42
Diluted net income per share:
Continuing operations	$0.23	$0.08
Discontinued operations	$0.01	$0.32
Net income	$0.24	$0.40
Weighted-average number of shares outstanding (in thousands):
Basic	126,281	119,808
Effect of dilutive equity awards	2,160	3,829
Diluted	128,441	123,637

See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$30.2	$50.0
Other comprehensive income (loss):
Foreign currency translation adjustments	2.0	(1.7)
Change in pension and postretirement defined benefit plans, net of tax	—	(0.1)
Total comprehensive income	$32.2	$48.3

See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net income	$30.2	$50.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2.3	14.1
Amortization of intangible assets	3.0	9.4
Deferred income taxes	4.6	(1.3)
Other non-cash expenses	0.5	0.7
Stock-based compensation expense	3.9	14.8
Changes in operating assets and liabilities:
Receivables	(27.7)	(36.9)
Inventories	(39.6)	(19.9)
Other assets	(1.1)	3.1
Accounts payable	8.4	50.7
Accruals and other	(38.4)	(13.4)
Cash (used for) provided by operating activities	(53.9)	71.3

Investing activities
Expenditures for property, plant and equipment	(0.8)	(9.2)
Acquisitions, net of cash acquired	—	0.4
Proceeds from dispositions of long-lived assets	1.3	0.7
Proceeds associated with divestiture of discontinued operations	35.0	—
Cash provided by (used for) investing activities	35.5	(8.1)

Financing activities
Proceeds from borrowings of debt	10.0	—
Repayments of debt	(11.4)	(0.5)
Proceeds from exercise of stock options	0.5	2.8
Taxes withheld and paid on employees' share-based payment awards	(0.5)	—
Repurchase of common stock	—	(0.9)
Payment of common stock dividends	(3.8)	(10.8)
Cash used for financing activities	(5.2)	(9.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(2.1)
(Decrease) increase in cash, cash equivalents and restricted cash	(23.4)	51.7
Cash, cash equivalents and restricted cash at beginning of period	96.6	255.6
Cash, cash equivalents and restricted cash at end of period	$73.2	$307.3

See notes to the condensed consolidated financial statements.

Zurn Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
    The unaudited condensed consolidated financial statements included herein have been prepared by Zurn Water Solutions Corporation (“Zurn” or the “Company”) in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
    In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Spin-Off of Process & Motion Control Segment
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
As a result of the Spin-Off Transaction, in accordance with the authoritative guidance, the operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all prior periods presented. The condensed consolidated statements of cash flows has not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 4, Discontinued Operations for additional information.
The Company
    Zurn Water Solutions Corporation is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. The Company's product portfolio includes professional grade water safety and control, flow systems and hygienic and environmental products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Company's heritage of innovation and specification has allowed Zurn to provide highly-engineered, mission-critical solutions to customers for decades and affords Zurn the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Business System (“ZBS”), described below, is its operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of the Company's business.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the three months ended March 31, 2022. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.

2. Acquisitions
Three Months Ended March 31, 2022
On February 12, 2022, the Company entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Elkay, Zebra Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay. The Merger Agreement provides that among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Elkay would merge with Merger Sub, with Elkay surviving as a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Company will exchange, for 100% of the outstanding equity of Elkay, up to 52.5 million newly issued shares of the Company's common stock, which on a pro forma basis, assuming closing of the Merger on December 31, 2021 (and assuming no adjustments pursuant to the Merger Agreement), would have represented approximately 29% of the outstanding shares of the Company's common stock on a fully diluted basis as of such date (the “Merger Consideration”).
The Company anticipates the Merger will close will close early in the third quarter of 2022. The closing of the Merger is subject to customary conditions, including, among others, the absence of laws or orders by a governmental authority enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) (which waiting period expired on March 30, 2022); the required approvals by the respective stockholders of the Company and Elkay; a registration statement having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order suspending the registration statement (registration statement became effective on April 26, 2022); the shares of the Company's common stock to be issued in the Merger being approved for listing on the New York Stock Exchange as of the closing; the accuracy of the parties’ representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications); the parties’ compliance with the covenants and agreements in the Merger Agreement in all material respects; and the absence of any material adverse effect on the Company or Elkay.
Fiscal Year 2021
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
The Company's results of operations include the acquired operations subsequent to the acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to these acquisitions have not been presented because the acquisitions did not significantly impact the Company's condensed consolidated statements of operations or financial position.
3. Restructuring and Other Similar Charges
During the three months ended March 31, 2022, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
    The following table summarizes the Company's restructuring and other similar charges during the three months ended March 31, 2022 and March 31, 2021, (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Employee termination benefits	$1.1	$0.6
Contract termination and other associated costs	—	—
Total restructuring and other similar costs	$1.1	$0.6
The following table summarizes the activity in the Company's restructuring accrual for the three months ended March 31, 2022 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, December 31, 2021 (1)	$2.4	$—	$2.4
Charges	1.1	—	$1.1
Cash payments	(2.2)	—	$(2.2)
Accrued Restructuring Costs, March 31, 2022 (1)	$1.3	$—	$1.3
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

4. Discontinued Operations

During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all prior periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the three months ended March 31, 2021 has not been adjusted to separately disclose cash flows related to the discontinued operations. During the three months ended March 31, 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeded the targets stipulated within the Spin-Off Transaction agreement.

The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021, are as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	$—	$320.9
Cost of sales	—	(201.4)
Selling, general and administrative expenses	—	(61.6)
Amortization of intangible assets	—	(3.3)
Interest expense, net	—	(1.4)
Other expense, net	—	(0.7)
Income from discontinued operations before income tax	—	52.5

Income tax benefit (provision)	0.8	(12.5)
Equity method investment income	—	0.1
Non-controlling interest income	—	0.1
Income from discontinued operations, net of tax	$0.8	$40.0
The condensed consolidated statements of cash flows for the three months ended March 31, 2022 and March 31, 2021 have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Depreciation	$—	$11.9
Amortization of intangible assets	—	3.3
Loss on disposition of assets	—	0.2
Deferred income taxes	—	0.1
Other non-cash charges	—	0.3
Stock-based compensation	—	5.7
Expenditures for property, plant and equipment	—	(8.2)
Proceeds from dispositions of long-lived assets	—	0.7
Proceeds associated with divestiture of discontinued operations	35.0	—
Repayments of debt	—	(0.5)
Proceeds from exercise of stock options	—	2.4

5. Revenue Recognition
    A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of the Company's product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company's manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
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
Revenue by Category
The following tables present the Company's revenue disaggregated by customer type and customer geography (in millions):

	Three Months Ended
Customer Type	March 31, 2022	March 31, 2021
Institutional	$87.6	$76.4
Commercial	75.5	64.8
All other	76.5	64.0
Total	$239.6	$205.2

	Three Months Ended
Geography	March 31, 2022	March 31, 2021
United States	$219.6	$185.7
Canada	15.1	14.5
Rest of world	4.9	5.0
Total	$239.6	$205.2
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of March 31, 2022 and March 31, 2021 were not material.
Backlog
    The Company had backlog of $100.8 million as of March 31, 2022, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 99% of the backlog in the remaining nine months of the year ending December 31, 2022, and the remaining approximately 1% in 2023 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of March 31, 2022 and March 31, 2021, the contract assets capitalized, as well as amortization recognized in the three months ended March 31, 2022 and March 31, 2021, are not significant and no impairment losses were recognized.
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
The income tax provision was $10.0 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022, was 25.4% versus 32.0% for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the three months ended March 31, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”).
The Company’s total liability for net unrecognized tax benefits as of March 31, 2022 and December 31, 2021 was $4.9 million and $5.9 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of March 31, 2022 and December 31, 2021, the total amount of gross, unrecognized income tax benefits included accrued interest and penalties of $0.3 million and $0.5 million, respectively. The Company recognized $(0.1) million and $0.0 million of net interest and penalties as income tax expense (benefit) during the three months ended March 31, 2022 and March 31, 2021, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in foreign jurisdictions. During the nine month Transition Period ended December 31, 2020, the Internal Revenue Service (the “IRS”) completed an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company paid approximately $1.5 million upon the conclusion of such examination, all of which was previously accrued in the Company’s financial statements. In accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. Similarly, in accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord

Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off. During the fiscal year ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax return of one of PMC’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of the PMC German subsidiaries are currently undergoing a corporate income and trade tax examination by the German tax authorities for the tax years or periods ended March 31, 2015 through March 31, 2018. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2019, state and local income tax examinations for years ending prior to March 31, 2018 or significant foreign income tax examinations for years ending prior to March 31, 2017.
7. Earnings per Share
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
The computation for diluted net income per share for the three months ended March 31, 2022 and March 31, 2021, excludes 0.2 million and 0.2 million common shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Total comprehensive income (loss)	—	—	50.0	(1.8)	0.1	48.3
Stock-based compensation expense	—	14.2	—	—	—	14.2
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common stock	—	—	(0.9)	—	—	(0.9)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at March 31, 2021	$1.2	$1,409.9	$154.3	$(75.6)	$3.1	$1,492.9

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Non-controlling interest	Total stockholders’ equity
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$—	$126.4
Total comprehensive income	—	—	30.2	2.0	—	32.2
Stock-based compensation expense	—	3.9	—	—	—	3.9
Proceeds from exercise of stock options	—	0.5	—	—	—	0.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	—	(0.5)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	—	35.0
Common stock dividends ($0.03 per share)	—	—	(3.8)	—	—	(3.8)
Balance at March 31, 2022	$1.3	$1,440.8	$(1,175.5)	$(72.9)	$—	$193.7
____________________
(1)During the three months ended March 31, 2022 and March 31, 2021, the Company issued 127,001 and 189,629 shares of common stock upon the exercise of stock options, vesting of restricted stock units, and for other common stock awards, respectively.
(2)Non-controlling interest through the Spin-Off Transaction represents a 5% non-controlling interest in a PMC joint venture relationship. The Company has no remaining non-controlling interest subsequent to the Spin-Off Transaction.
Prior year amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4 Discontinued Operations for further detail.
Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company repurchased 22,300 shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing authority remained under the Repurchase Program at March 31, 2022.

9. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
Other comprehensive loss before reclassifications	2.0	—	2.0
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	2.0	—	2.0
Balance at March 31, 2022	$(68.9)	$(4.0)	$(72.9)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2022 and March 31, 2021 (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$—	$(0.1)	Other income, net
Provision for income taxes	—	—
Total net of tax	$—	$(0.1)
10. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31, 2022	December 31, 2021
Finished goods	$200.8	$169.1
Work in progress	4.4	5.1
Raw materials	20.6	14.6
Inventories at First-in, First-Out ("FIFO") cost	225.8	188.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(1.5)	(4.3)
	$224.3	$184.5
11. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the three months ended March 31, 2022, are presented below (in millions):

Net carrying amount as of December 31, 2021	$254.1
Currency translation adjustments	0.9
Net carrying amount as of March 31, 2022	$255.0

    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2022 and December 31, 2021 are as follows (in millions):

		March 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.1	$(22.4)	$2.7
Customer relationships (including distribution network)	15 years	351.7	(271.8)	79.9
Tradenames	12 years	11.5	(4.3)	7.2
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$475.4	$(298.5)	$176.9

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$24.9	$(22.4)	$2.5
Customer relationships (including distribution network)	15 years	351.1	(269.1)	82.0
Tradenames	13 years	11.5	(4.0)	7.5
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$474.6	$(295.5)	$179.1
    Intangible asset amortization expense totaled $3.0 million and $6.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Customer relationships acquired during the year ended December 31, 2021 were assigned a weighted-average useful life of 10 years. There were no intangible assets acquired during the three months ended March 31, 2022.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $7.9 million in the year ending December 31, 2022 (inclusive of the $3.0 million of amortization expense recognized in the three months ended March 31, 2022), $6.5 million in 2023, $6.5 million in 2024, $6.5 million in 2025, $6.3 million in 2026 and $6.3 million in 2027.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2022	December 31, 2021
Commissions	$8.5	$8.1
Current portion of operating lease liability	6.2	6.1
Income taxes payable	1.9	2.1
Legal and environmental	3.0	3.0
Product warranty (1)	1.3	1.3
Restructuring and other similar charges (2)	1.3	2.4
Risk management (3)	11.0	11.3
Sales rebates	23.5	38.6
Taxes payable on behalf of PMC	21.9	21.9
Taxes, other than income taxes	1.6	1.8
Other	7.1	9.8
	$87.3	$106.4
____________________
(1)See more information related to the product warranty obligations within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(3)     Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2022	December 31, 2021
Term loan (1)	$538.2	$539.2
Finance leases and other subsidiary debt (2)	0.3	0.3
Total	538.5	539.5
Less current maturities	5.6	5.6
Long-term debt	$532.9	533.9
____________________
(1)Includes unamortized debt issuance costs of $10.4 million and $10.8 million at March 31, 2022 and December 31, 2021, respectively.
(2)Refer to Note 14, Leases, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding leases.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2022, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
Term Debt
The Term Loan has a maturity date of October 4, 2028. Commencing on March 31, 2022, the Borrowers are required to make quarterly payments of principal in an amount equal to $1.4 million on each quarter until the maturity date.
The Term Loan bears interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of LIBOR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.0, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 2.36 to 1.0 as of March 31, 2022. Certain prepayments of the Term Loan occurring on or prior to April 4, 2022 are subject to a 1.00% prepayment penalty.
At March 31, 2022 and for the three months ended, the borrowings under the Term Loan had weighted-average effective interest rates of 2.75% and 2.75%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Borrowings under the Revolving Credit Facility bear interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of LIBOR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 2.36 to 1.0 as of March 31, 2022. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the

Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
At March 31, 2022 and December 31, 2021, there were no amounts borrowed under the Revolving Credit Facility. As of March 31, 2022 and December 31, 2021, $6.1 million and $6.1 million of the Revolving Credit Facility were considered utilized in connection with outstanding letters of credit, respectively.
Finance leases and other subsidiary debt
At March 31, 2022 and December 31, 2021, various wholly owned subsidiaries had additional debt of $0.3 million and $0.3 million, respectively, comprised primarily of finance lease obligations. See Note 14, Leases in the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding leases.
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
Fair Value of Financial Instruments
    The Company has a nonqualified deferred compensation plan where assets are invested in mutual funds and corporate-owned life insurance contracts held in a rabbi trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for the mutual funds, which are measured using quoted prices of identical instruments in active markets categorized as Level 1. Corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds categorized as Level 2. The deferred compensation plan assets are classified within other assets on the condensed consolidated balance sheets. Deferred compensation plan liabilities are measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants categorized as Level 1. Deferred compensation plan liabilities are classified within other liabilities on the condensed consolidated balance sheets.
    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in millions):

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.8	$13.2	$—	$15.0
Deferred compensation plan liabilities	15.9	—	—	15.9

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.9	$14.4	$—	$15.3
Deferred compensation plan liabilities	16.3	—	—	16.3

There were no transfers of assets between levels at March 31, 2022 and December 31, 2021, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2022 and December 31, 2021, due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2022 and December 31, 2021, was approximately $545.5 million and $552.4 million, respectively. The fair value is based on quoted market prices for the same instruments.
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
15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$1.3	$1.2
Charged to operations	0.2	0.6
Claims settled	(0.2)	(0.3)
Balance at end of period	$1.3	$1.5
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
    Certain Company subsidiaries are subject to asbestos litigation. As of March 31, 2022, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of March 31, 2022, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $66.0 million, of which Zurn expects its insurance carriers to pay approximately $49.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $66.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of March 31, 2022 is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.

    As of March 31, 2022, the Company had a recorded receivable from its insurance carriers of $66.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in insurance for asbestos claims within the condensed consolidated balance sheets.
16. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Pension Benefits:
Service cost	$—	$0.1
Interest cost	2.1	3.7
Expected return on plan assets	(2.4)	(4.9)
Net periodic benefit cost	$(0.3)	$(1.1)
Other Postretirement Benefits:
Interest cost	$0.1	$0.1
Amortization:
Prior service credit	—	(0.1)
Net periodic benefit cost	$0.1	$—
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
    During the three months ended March 31, 2022 and March 31, 2021, the Company made contributions of $0.2 million and $0.1 million, respectively, to its qualified pension plan trusts.
    Prior year amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4 Discontinued Operations for further detail.
See Note 16, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding retirement benefits.
17. Stock-Based Compensation
    The Zurn Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize Zurn's performance and create value for Zurn's stockholders. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized $3.9 million and $9.1 million of stock-based compensation expense, respectively.
During the three months ended March 31, 2022, the Company granted the following restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock units	7,406	$33.17
Performance stock units	5,244	$33.37
Common stock	13,796	$35.50
    See Note 15, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding stock-based compensation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
    Zurn is a growth-oriented, pure-play water business that designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water control and safety, water distribution and drainage, finish plumbing, hygienic and environmental and site works products for public and private spaces. Our heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Business System (“ZBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, ZBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of our Annual Report on Form 10-K for the year ended December 31, 2021 for information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of March 31, 2022, and during the period from January 1, 2022 through March 31, 2022, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Elkay Merger
On February 12, 2022, we entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zurn, Elkay, Zebra Merger Sub, Inc., a wholly-owned subsidiary of Zurn (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay. The Merger Agreement provides that among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Elkay would merge with Merger Sub, with Elkay surviving as a wholly-owned subsidiary of Zurn (the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), we will exchange, for 100% of the outstanding equity of Elkay, up to 52.5 million newly issued shares of our common stock, which on a pro forma basis, assuming closing of the Merger on December 31, 2021 (and assuming no adjustments pursuant to the Merger Agreement), would have represented approximately 29% of the outstanding shares of the Company's common stock on a fully diluted basis as of such date (the “Merger Consideration”).
We anticipate the Merger will close early in the third quarter of 2022. The closing of the Merger is subject to customary conditions, including, among others, the absence of laws or orders by a governmental authority enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) (which waiting period expired on March 30, 2022); the required approvals by the respective stockholders of Zurn and Elkay; a registration statement having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order suspending the registration statement (registration statement became effective on April 26, 2022); the shares of our common stock to be issued in the Merger being approved for listing on the New York Stock Exchange as of the closing; the accuracy of the parties’ representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications); the parties’ compliance with the covenants and agreements in the Merger Agreement in all material respects; and the absence of any material adverse effect on Zurn or Elkay.

Acquisitions
On November 17, 2021, we completed the acquisition of the Wade Drains business ("Wade Drains") from McWane, Inc. for a preliminary cash purchase price of $13.7 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments. Wade Drains manufactures a wide range of specified commercial plumbing products for customers across North America and complements the Company's existing flow systems product portfolio.
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
Spin-Off of Process & Motion Control Segment
On October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. Following completion of the Spin-Off Transaction, our name was changed to “Zurn Water Solutions Corporation” and the ticker symbol for our shares of common stock trading on the New York Stock Exchange was changed to “ZWS”. During the three months ended March 31, 2022, we received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeded the targets stipulated within the Spin-Off Transaction agreement.
The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the period ended March 31, 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 1, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021, are as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	$—	$320.9
Cost of sales	—	(201.4)
Selling, general and administrative expenses	—	(61.6)
Amortization of intangible assets	—	(3.3)
Interest expense, net	—	(1.4)
Actuarial loss on pension and postretirement benefit obligations	—	—
Other expense, net	—	(0.7)
Income from discontinued operations before income tax	—	52.5

Income tax benefit (provision)	0.8	(12.5)
Equity method investment income	—	0.1
Non-controlling interest income	—	0.1
Income from discontinued operations, net of tax	$0.8	$40.0

Results of Operations
Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021:
Net sales
(Dollars in Millions)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Net Sales	$239.6	$205.2	$34.4	16.8%
Net sales were $239.6 million during the three months ended March 31, 2022, an increase of 17% year over year. Excluding a 2% increase to net sales resulting from our prior-year acquisition, core sales increased 15% year over year as all of our product categories contributed to the sales growth.
Income from operations
(Dollars in Millions)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Income from operations	$43.9	$24.0	$19.9	82.9%
% of net sales	18.3%	11.7%	6.6%
Income from operations was $43.9 million during the three months ended March 31, 2022, or 18.3% of net sales. Income from operations as a percentage of net sales increased by 660 basis points primarily as a result of the favorable impact of year-over-year sales growth (inclusive of price realization), productivity savings, lower non-cash stock-based compensation expense, lower intangible asset amortization and the year-over-year change in the adjustment to state inventories at last-in-first-out cost, all of which was partially offset by the year-over-year increases in material and transportation costs, as well as incremental growth and productivity investments.
Interest expense, net
    Interest expense, net was $4.8 million during the three months ended March 31, 2022, compared to $9.6 million during the three months ended March 31, 2021. The decrease in interest expense as compared to the prior year's period is primarily a result of the lower outstanding borrowings following the Spin-Off Transaction refinancing. See Item 1, Note 13 Long-Term Debt for more information.
Other income, net
    Other income, net during the three months ended March 31, 2022 and 2021, was $0.3 million and $0.3 million, respectively. Other income, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $10.0 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022 was 25.4% versus 32.0% for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the three months ended March 31, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with foreign-derived intangible income (“FDII”).
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

Net income attributable to Zurn common stockholders
    Net income attributable to Zurn common stockholders during the three months ended March 31, 2022, was $30.2 million compared to $50.0 million during the three months ended March 31, 2021. Diluted net income per share attributable to Zurn common stockholders for the three months ended March 31, 2022 and March 31, 2021, was $0.24 and $0.40, respectively, as a result of the factors described above. Net income from discontinued operations, net of tax, was $0.8 million for the three months ended March 31, 2022 compared to $40.0 million for the three months ended March 31, 2021. Diluted net income per share from discontinued operations for the three months ended March 31, 2022 and March 31, 2021, was $0.01 and $0.32, respectively.

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
Core sales
    Core sales excludes the impact of acquisitions (such as the Wade Drains acquisition), divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
EBITDA
    EBITDA represents earnings before interest and other debt related activities, taxes, depreciation and amortization. EBITDA is presented because it is an important supplemental measure of performance and it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is also presented and compared by analysts and investors in evaluating our ability to meet debt service obligations. Other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Because EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business.
Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Zurn common stockholders in the three months ended March 31, 2022, of $30.2 million and Adjusted EBITDA for the same period of $52.0 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 5.00 to 1.0 as of the end of each fiscal quarter. At March 31, 2022, our net leverage ratio was 2.36 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
    The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2022, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Zurn common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended March 31, 2021	Twelve months ended December 31, 2021	Three months ended March 31, 2022	Twelve months ended March 31, 2022
Net income attributable to Zurn common stockholders	$50.0	$120.9	$30.2	$101.1
Income from discontinued operations, net of tax (1)	$(40.0)	(71.2)	(0.8)	(32.0)
Provision for income taxes	4.7	2.7	10.0	8.0
Actuarial gain on pension and postretirement benefit obligations	—	(1.2)	—	(1.2)
Other (income) expense, net (2)	(0.3)	0.7	(0.3)	0.7
Loss on the extinguishment of debt	—	20.4	—	20.4
Interest expense	9.6	34.7	4.8	29.9
Depreciation and amortization	8.3	32.7	5.3	29.7
EBITDA	32.3	139.7	49.2	156.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	0.6	3.7	1.1	4.2
Stock-based compensation expense	9.1	37.5	3.9	32.3
LIFO expense (income) (4)	1.7	14.1	(2.8)	9.6
Acquisition-related fair value adjustment	0.6	0.8	0.3	0.5
Other, net (5)	—	—	0.3	0.3
Subtotal of adjustments to EBITDA	12.0	56.1	2.8	46.9
Adjusted EBITDA	$44.3	$195.8	$52.0	$203.5
Pro forma adjustment for acquisitions (6)				0.8
Pro forma Adjusted EBITDA				204.3
Consolidated indebtedness (7)				$481.2
Total net leverage ratio (8)				2.36
__________________________________
(1)Income from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
(2)Other (income) expense, net for the periods indicated, consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with our defined benefit plans.
(3)Restructuring and other similar charges is comprised of costs associated with workforce reductions, lease termination costs, and other facility rationalization costs.  See Item 1, Note 3, Restructuring and Other Similar Charges for more information.
(4)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Other, net consists of gains and losses on the disposition of long-lived assets.
(6)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Wade Drains, which was permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2021, through the date of the Wade Drains acquisition. See Item 1, Note 2, Acquisitions for more information.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $57.3 million (as defined by the credit agreement) at March 31, 2022.
(8)Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
    Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $200.0 million under our revolving credit facility.
    As of March 31, 2022, we had $73.2 million of cash and cash equivalents and $193.9 million of additional borrowing capacity. As of March 31, 2022, the available borrowings under our credit facility were reduced by $6.1 million due to outstanding letters of credit. As of December 31, 2021, we had $96.6 million of cash and cash equivalents and approximately $193.9 million of additional borrowing capacity under our revolving credit facility.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We believe this resource is adequate for expected needs.

Cash Flows
    Cash flows for the period ended March 31, 2021 include our continuing operations and discontinued operations for the entire period, while the period ended March 31, 2022 only include the cash flows associated with continuing operations. Refer to Item 1, Note 4, Discontinued Operations for further information.
Cash (used for) provided by operating activities was $(53.9) million and $71.3 million during the three months ended March 31, 2022 and 2021, respectively. The change in year over year operating cash flows was primarily the result of higher trade working capital and the impact of timing of payments on accounts payable and accrued expenses during the three months ended March 31, 2022.
    Cash provided by investing activities was $35.5 million during the three months ended March 31, 2022 compared cash used for investing activities of $8.1 million during the three months ended March 31, 2021. Investing activities during the three months ended March 31, 2022, included $0.8 million of capital expenditures which was offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Translation and the receipt of $1.3 million in connection with the sale of certain long-lived assets. Investing activities during the three months ended March 31, 2021, primarily included $9.2 million of capital expenditures, partially offset by the receipt of $0.7 million in connection with the sale of certain long-lived assets and the receipt of $0.4 million in connection with finalizing the acquisition date trade working capital associated with our 2020 acquisition of Hadrian.
    Cash used for financing activities was $5.2 million during the three months ended March 31, 2022, compared to $9.4 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, we utilized a net $1.4 million of cash for payments on outstanding debt, $3.8 million for the payment of common stock dividends and $0.5 million for the payment of withholding taxes on employees' share-based awards. The three months ended March 31, 2022, also includes $0.5 million of cash proceeds associated with stock option exercises. During the three months ended March 31, 2021, we utilized $0.5 million of cash for payments on outstanding debt, $10.8 million for the payment of common stock dividends and $0.9 million to repurchase common stock. The three months ended March 31, 2021, also includes $2.8 million of cash proceeds associated with stock option exercises.
Indebtedness
    As of March 31, 2022, we had $538.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2022	Current Maturities of Debt	Long-term Portion
Term loan (1)	$538.2	$5.5	$532.7
Finance leases and other subsidiary debt	0.3	0.1	0.2
Total	$538.5	$5.6	$532.9
___________________________________________
(1)Includes unamortized debt issuance costs of $10.4 million at March 31, 2022.
See Item 1, Note 13, Long-Term Debt for a description of our outstanding indebtedness.

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
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of March 31, 2022, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

ITEM 1A. RISK FACTORS
In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in the MD&A, see Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Risk Factors except as set forth below:

Risks Related to the Merger with Elkay

There can be no assurances when or if the Merger will be completed.
Although Zurn and Elkay expect to complete the Merger in early the third quarter of 2022, there can be no assurances as to the exact timing of completion of the Merger or that the Merger will be completed at all. The completion of the Merger is subject to numerous conditions, including, among others:
• the absence of any law, order or injunction prohibiting the Merger;
• the accuracy of each party’s representations and warranties;
• each party’s compliance with its covenants and agreements contained in the Merger Agreement; and
• approval of the Merger share issuance proposal (the "Merger Share Issuance Proposal") by the stockholders of Zurn and the Elkay Merger proposal (the "Elkay Merger Proposal") by the stockholders of Elkay.
    There can be no assurance that the conditions required to complete the Merger, some of which are beyond the control of Zurn and Elkay, will be satisfied or waived on the anticipated schedule, or at all.
Additionally, the Merger Agreement also provides for certain termination rights for both Zurn and Elkay, including if the Merger is not consummated on or before November 14, 2022, with an extension of three months if the parties are awaiting approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) with such waiting period having expired on March 30, 2022, and if stockholders of Zurn fail to approve the Merger Share Issuance Proposal or by either party if the other party breaches the Merger Agreement, subject to the cure rights set forth in the Merger Agreement.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, obtaining Zurn stockholder approval of the Merger Share Issuance Proposal, obtaining Elkay stockholder approval of the Merger Agreement and Merger, the listing on the NYSE of the Zurn Common Stock issuable in accordance with the Merger Agreement, and the absence of governmental restraints or prohibitions preventing the consummation of the Merger. The obligation of each of Zurn and Elkay to consummate the Merger is also conditioned on, among other things, the accuracy of the representations and warranties as set forth by the other party in the Merger Agreement (subject to certain materiality qualifications) and the performance by the other party, in all material respects, of its obligations under the Merger Agreement required to be performed at or prior to the Effective Time. The required stockholder consents and approvals may not be obtained and the required conditions to closing may not be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause Zurn and Elkay not to realize, or to be delayed in realizing, some or all of the benefits that Zurn and Elkay expect to achieve if the Merger is successfully completed within its expected time frame.
The market price for Zurn Common Stock following the completion of the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of Zurn Common Stock.
Zurn’s businesses differ in some regards from those of Elkay and, accordingly, the results of operations of Zurn following completion of the Merger will be affected by some factors that are different from those currently or historically affecting the results of operations of Zurn. In addition, following the closing of the Merger, Zurn may seek to raise additional equity financing through one or more underwritten offerings and/or private placements and/or rights offerings, or issue stock in connection with acquisitions, which may result in downward pressure on the share price of the Zurn Common Stock.

The opinions of Zurn’s financial advisor will not reflect changes in circumstances between the signing of the Merger Agreement and the completion of the Merger.
Zurn has received an opinion from its financial advisor in connection with the signing of the Merger Agreement, but will not obtain an updated opinion prior to the closing of the Merger. Changes in the operations and prospects of Zurn or Elkay, general market and economic conditions and other factors that may be beyond the control of Zurn, and on which Zurn’s financial advisor's opinions was based, may significantly alter the value of Zurn or Elkay or the price of the shares of Zurn Common Stock by the time the Merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion.
Zurn and Elkay may be adversely affected by negative publicity related to the proposed Merger and in connection with other matters.
From time to time, political and public sentiment in connection with the proposed Merger and in connection with other matters could result in a significant amount of adverse press coverage and other adverse public statements affecting Zurn and/or Elkay. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of Zurn’s and Elkay’s respective businesses. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of Zurn and Elkay, on the morale and performance of their employees and on their relationships with their respective regulators. It may also have a negative impact on their ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on Zurn’s and Elkay’s respective businesses, financial condition, results of operations and cash flows.
Failure to complete the Merger could have material and adverse effects on Zurn.
If the Merger is not completed, due to the inability to satisfy any of the closing conditions or for any other reason, Zurn’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, Zurn will be subject to a number of risks, including the following:
• Zurn will be required to pay its costs relating to the Merger, such as legal and accounting, whether or not the Merger is completed;
• time and resources committed by Zurn’s management and employees to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities; and
• the market price of the Zurn Common Stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed.
    In addition to the above risks, if the Merger Agreement is terminated under certain circumstances and the Zurn Board of Directors seeks another acquisition, Zurn may be required to pay Elkay a termination fee of $50.0 million.
Zurn may waive one or more of the closing conditions without re-soliciting stockholder approval.
Zurn may determine to waive, in whole or part, one or more of the conditions to closing the Merger prior to Zurn being obligated to consummate the Merger. Zurn currently expects to evaluate the materiality of any waiver and its effect on stockholders in light of the facts and circumstances at the time, to determine whether any re-solicitation of proxies is required in light of such waiver. Any determination whether to waive any condition to the Merger or to re-solicit stockholder approval will be made by Zurn at the time of such waiver based on the facts and circumstances as they exist at that time.
Zurn and Elkay will be subject to business uncertainties while the Merger is pending, which could adversely affect their respective businesses.
In connection with the pendency of the Merger, it is possible that certain persons with whom Zurn or Elkay have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Zurn or Elkay, as the case may be, as a result of the Merger, which could negatively affect Zurn’s or Elkay’s revenues, earnings and cash flows as well as the market price of the Zurn Common Stock, regardless of whether the Merger is completed. Also, Zurn’s and Elkay’s ability to attract, retain and motivate employees may be impaired until the Merger is completed, and Zurn’s ability to do so may be impaired for a period of time thereafter, as current and prospective employees may experience uncertainty about their roles within Zurn following the Merger.
Under the terms of the Merger Agreement, Zurn and Elkay are subject to certain restrictions on the conduct of business prior to the consummation of the Merger, which may adversely affect Zurn’s and Elkay’s ability to execute certain of Zurn’s and Elkay’s business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of certain assets, incur or prepay certain indebtedness, incur encumbrances, make capital expenditures or settle claims. Such limitations could negatively affect Zurn’s and Elkay’s businesses and operations prior to the completion of the Merger.
Zurn and Elkay will incur significant transaction costs in connection with the Merger.
Zurn and Elkay have incurred and are expected to continue to incur a number of non-recurring costs associated with the Merger, combining the operations of Elkay with Zurn’s and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, each of Zurn and Elkay would bear its own transaction costs whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. Zurn will also incur costs related to formulating and implementing integration plans. Although Zurn expects that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of the assets and operations of Elkay, should allow Zurn to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all. Moreover, if the Merger is not completed, Zurn will have incurred substantial expenses for which no ultimate benefit will have been received. Zurn and Elkay have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Merger is not completed.
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, Zurn and Elkay are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Zurn or Elkay and their respective stockholders.
From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts Zurn and Elkay from taking specified actions without the consent of the other party and generally requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent Zurn or Elkay from making appropriate changes to their respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
Securities class action and derivative lawsuits may be brought against Zurn and/or Elkay in connection with the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition, merger or other business combination agreements that could prevent or delay the completion of the Merger and result in significant costs to Zurn and/or Elkay, including any costs associated with the indemnification of directors and officers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Zurn’s and/or Elkay’s liquidity and financial condition.
Lawsuits that may be brought against Zurn, Elkay or Zurn’s or Elkay’s directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin Zurn from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Zurn’s business, financial position and results of operation.
Zurn may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.
Zurn will account for the Merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Elkay and its subsidiaries will be recorded, as of the completion of the Merger, at their respective fair values and added to Zurn’s. Zurn’s reported financial condition and results of operations for periods after completion of the Merger will reflect Elkay’s balances and results after completion of the Merger but will not be restated retroactively to reflect the historical financial position or results of operations of Elkay and its subsidiaries for periods prior to the Merger.
Under the acquisition method of accounting, the total purchase price will be allocated to Elkay’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values, if any, will be recorded as goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, Zurn may be required to incur material non-cash charges relating to such impairment.

Zurn’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
If the Merger is consummated, Zurn may be unable to successfully integrate Elkay’s business into its business or achieve the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on Zurn’s ability to realize the anticipated benefits and cost savings from combining Zurn’s and Elkay’s businesses, and there can be no assurance that Zurn will be able to successfully integrate or otherwise realize the anticipated benefits of the Merger. Difficulties in integrating Zurn and Elkay may result in Zurn performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies or other synergies. Potential difficulties that may be encountered in the integration process include, among others:
• the inability to successfully integrate Elkay in a manner that permits the achievement of full revenue, expected cash flows and cost savings anticipated from the Merger;
• not realizing anticipated synergies;
• integrating personnel from Elkay and the loss of key employees;
• potential unknown liabilities and unforeseen expenses or delays associated with and following the completion of the Merger;
• integrating relationships with customers, vendors and business partners;
• performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating Elkay’s operations; and
• the disruption of, or the loss of momentum in, Zurn’s ongoing business or inconsistencies in standards, controls, procedures and policies.
    Zurn may not be able to accomplish this integration process successfully.
Our results may suffer if we do not effectively manage our expanded operations following the Merger.
Following completion of the Merger, the size of Zurn’s business will increase significantly beyond its current size. Zurn’s future success will depend, in part, on Zurn’s ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Elkay into Zurn’s existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
Zurn’s current stockholders will have a reduced ownership and voting interest after the Merger compared to their current ownership and will exercise less influence over management.
Immediately after the Merger is completed, it is expected that Zurn’s current stockholders will collectively own approximately 71% and the Elkay stockholders are expected to receive up to 52.5 million newly issued shares of Zurn Common Stock, which on a pro forma basis assuming closing of the Merger on December 31, 2021 (and assuming no adjustments pursuant to the Merger Agreement), would have represented approximately 29% of the outstanding shares of Zurn Common Stock on a fully diluted basis as of such date. As a result of the Merger, Zurn’s current stockholders will own a smaller percentage of Zurn than they currently own, and as a result will have less influence on Zurn’s management and policies.
Sales of substantial amounts of the Zurn Common Stock in the open market by the Elkay Stockholders could depress Zurn’s stock price.
The former Elkay stockholders may wish to dispose of some or all of the Zurn Common Stock that they receive in the Merger, and as a result may seek to sell their Zurn Common Stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Zurn Common Stock, may affect the market for, and the market price of, the Zurn Common Stock in an adverse manner.
If the Merger is completed and Zurn’s stockholders, including the former Elkay stockholders, sell substantial amounts of Zurn Common Stock in the public market following the closing of the Merger, the market price of the Zurn Common Stock may decrease. These sales might also make it more difficult for Zurn to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Certain stockholders of Elkay will have registration rights, the exercise of which could adversely affect the trading price of Zurn Common Stock.
Concurrently with the closing of the Merger, Zurn and certain stockholders of Elkay will enter into a Registration Rights Agreement, pursuant to which Zurn will grant such stockholders a right to demand registration of one public offering within the first three years after the closing of the Merger, subject to certain minimum and maximum thresholds and other customary conditions. Zurn will pay certain expenses of the parties incurred in connection with the exercise of their rights under the Registration Rights Agreement and indemnify them for certain securities law matters in connection with any registration statement. The existence and potential or actual exercise of such rights, and the perception that a large number of shares will be publicly sold in the market, could adversely impact the trading price of Zurn Common Stock.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three months ended March 31, 2022. A total of approximately $162.8 million of the existing repurchase authority remained under the Repurchase Program at March 31, 2022.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of February 12, 2022, by and among Zurn, Elkay, Merger Sub, and Elkay Interior Systems International, Inc. *
10.1	Board Observer Agreement, dated as of February 12, 2022, by and among Zurn and Ronald Katz *
10.2	Form of Support Agreement, dated as of February 13, 2022, by and among Zurn and the Support Stockholders *
10.3	Form of Standstill and Lock-Up Agreement, dated as of February 12, 2022, by and among Zurn, and the Elkay stockholders party thereto *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X
*Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K, dated February 12, 2022.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZURN WATER SOLUTIONS CORPORATION

Date:	April 27, 2022	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer