Form 10-Q
period 2022-06-30
Zurn Elkay Water Solutions Corp
filed 2022-07-26
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number:	001-35475
_________________________________________________

ZURN ELKAY WATER SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		20-5197013
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

511 W. Freshwater Way		53204
Milwaukee,	Wisconsin	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (855) 480-5050

ZURN WATER SOLUTIONS CORPORATION
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	177,746,970 shares

EXPLANATORY NOTE
As previously disclosed, on February 12, 2022, Zurn Elkay Water Solutions Corporation (formerly known as Zurn Water Solutions Corporation) (“Zurn Elkay” or the “Company”) entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zurn, Elkay, Zebra Merger Sub, Inc., a wholly owned subsidiary of Zurn (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay, providing for the merger of Elkay with and into Merger Sub, with Elkay surviving as a wholly owned subsidiary of Zurn (the “Merger”). On July 1, 2022, the Company and Elkay completed the Merger following which the Company changed its name to “Zurn Elkay Water Solutions Corporation”. Shares of the Company's common stock continue to trade on the New York Stock Exchange under the ticker symbol “ZWS”.

Private Securities Litigation Reform Act Safe Harbor Statement
    Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. In addition, our Merger with Elkay Manufacturing Company involves various risks, uncertainties, and factors including those described in Part II, Item 1A, "Risk Factors" in this report. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$110.4	$96.6
Receivables, net	188.9	144.1
Inventories	243.4	184.5
Income taxes receivable	20.1	33.1
Other current assets	25.6	16.5
Total current assets	588.4	474.8
Property, plant and equipment, net	61.6	64.4
Intangible assets, net	174.8	179.1
Goodwill	252.6	254.1
Insurance for asbestos claims	66.0	66.0
Other assets	32.9	39.3
Total assets	$1,176.3	$1,077.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$5.6	$5.6
Trade payables	126.1	105.1
Compensation and benefits	9.2	22.0
Current portion of pension and postretirement benefit obligations	1.3	1.3
Other current liabilities	99.0	106.4
Total current liabilities	241.2	240.4

Long-term debt	531.9	533.9
Pension and postretirement benefit obligations	55.9	57.3
Deferred income taxes	9.9	3.1
Operating lease liability	5.9	8.9
Reserve for asbestos claims	66.0	66.0
Other liabilities	36.1	41.7
Total liabilities	946.9	951.3

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 126,182,246 at June 30, 2022 and 125,720,068 at December 31, 2021	1.3	1.3
Additional paid-in capital	1,438.3	1,436.9
Retained deficit	(1,135.3)	(1,236.9)
Accumulated other comprehensive loss	(74.9)	(74.9)
Total stockholders' equity	229.4	126.4
Total liabilities and stockholders' equity	$1,176.3	$1,077.7
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$284.2	$243.7	$523.8	$448.9
Cost of sales	170.4	139.9	308.1	256.7
Gross profit	113.8	103.8	215.7	192.2
Selling, general and administrative expenses	58.4	60.4	112.3	118.1
Restructuring and other similar charges	0.3	0.3	1.4	0.9
Amortization of intangible assets	1.6	5.8	4.6	11.9
Income from operations	53.5	37.3	97.4	61.3
Non-operating expense:
Interest expense, net	(5.2)	(10.1)	(10.0)	(19.7)
Other expense, net	(0.6)	(0.4)	(0.3)	(0.1)
Income before income taxes	47.7	26.8	87.1	41.5
Provision for income taxes	(11.3)	(6.2)	(21.3)	(10.9)
Net income from continuing operations	36.4	20.6	65.8	30.6
Income from discontinued operations, net of tax	—	52.6	0.8	92.6
Net income attributable to Zurn Elkay common stockholders	$36.4	$73.2	$66.6	$123.2

Basic net income per share:
Continuing operations	$0.29	$0.17	$0.52	$0.25
Discontinued operations	$—	$0.44	$0.01	$0.77
Net income	$0.29	$0.61	$0.53	$1.03
Diluted net income per share:
Continuing operations	$0.28	$0.17	$0.51	$0.25
Discontinued operations	$—	$0.42	$0.01	$0.75
Net income	$0.28	$0.59	$0.52	$0.99
Weighted-average number of shares outstanding (in thousands):
Basic	126,419	120,465	126,350	120,138
Effect of dilutive equity awards	1,972	3,832	2,063	3,953
Diluted	128,391	124,297	128,413	124,091

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$36.4	$73.2	$66.6	$123.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.0)	5.4	—	3.7
Change in pension and postretirement defined benefit plans, net of tax	—	(0.1)	—	(0.2)
Other comprehensive (loss) income, net of tax	(2.0)	5.3	—	3.5
Total comprehensive income	$34.4	$78.5	$66.6	$126.7

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities
Net income	$66.6	$123.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4.7	28.1
Amortization of intangible assets	4.6	18.5
Loss (gain) on dispositions of long-lived assets	0.3	(9.2)
Deferred income taxes	6.8	(4.0)
Other non-cash expenses (income)	1.7	(1.1)
Stock-based compensation expense	7.7	27.0
Changes in operating assets and liabilities:
Receivables	(45.0)	(61.7)
Inventories	(58.9)	(30.7)
Other assets	7.8	(8.9)
Accounts payable	21.1	62.1
Accruals and other	(29.4)	1.7
Cash (used for) provided by operating activities	(12.0)	145.0

Investing activities
Expenditures for property, plant and equipment	(2.0)	(14.0)
Acquisitions, net of cash acquired	1.1	(3.4)
Proceeds from dispositions of long-lived assets	1.3	13.0
Proceeds associated with divestiture of discontinued operations	35.0	—
Cash provided by (used for) investing activities	35.4	(4.4)

Financing activities
Proceeds from borrowings of debt	10.0	—
Repayments of debt	(13.0)	(1.1)
Proceeds from exercise of stock options	1.8	19.4
Taxes withheld and paid on employees' share-based payment awards	(0.5)	(1.4)
Repurchase of common stock	—	(0.9)
Payment of common stock dividends	(7.6)	(21.6)
Cash used for financing activities	(9.3)	(5.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.1
Increase in cash, cash equivalents and restricted cash	13.8	135.1
Cash, cash equivalents and restricted cash at beginning of period	96.6	255.6
Cash, cash equivalents and restricted cash at end of period	$110.4	$390.7

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
    The unaudited condensed consolidated financial statements included herein have been prepared by Zurn Elkay Water Solutions Corporation (formerly known as Zurn Water Solutions Corporation) (“Zurn Elkay” or the “Company”) in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
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
The Company
    As previously disclosed, on July 1, 2022, the Company completed its combination with Elkay Manufacturing Company (“Elkay”) through the merger of Elkay with and into a newly created subsidiary of the Company, with Elkay surviving as a wholly owned subsidiary of Zurn Elkay (the “Merger” or "Elkay Transaction"). The Company's results of operations will include the acquired operations subsequent to July 1, 2022. See Note 18, Subsequent Events for additional information on the Elkay Transaction.
Following the Merger, Zurn Elkay is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. The Company's product portfolio includes professional grade water control and safety, water distribution and drainage, drinking water, finish plumbing, hygienic, environmental and site works products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Company's heritage of innovation and specification has allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords the Company the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Elkay Business System (“ZEBS”), described below, is its operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of the Company's business.
Spin-Off of Process & Motion Control Segment
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation.
As a result of the Spin-Off Transaction, in accordance with authoritative guidance, the operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all prior periods presented. The condensed consolidated statements of cash flows has not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 4, Discontinued Operations for additional information.

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the six months ended June 30, 2022. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.

2. Acquisitions
Six Months Ended June 30, 2022
On July 1, 2022, in accordance with the terms and conditions of the Merger Agreement dated February 12, 2022, the Company completed its combination with Elkay. See Note 18 Subsequent Events for further information.
Fiscal Year 2021
On November 17, 2021, the Company completed the acquisition of the Wade Drains business ("Wade Drains") from McWane, Inc. for a cash purchase price of $12.6 million, excluding transaction costs and net of cash acquired. During the six months ended June 30, 2022, the Company received a $1.1 million cash payment from the sellers of Wade Drains in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Wade Drains manufactures a wide range of specified commercial plumbing products for customers across North America and complements the Company's existing flow systems product portfolio.
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
The acquisitions have been accounted for as business combinations and were recorded by allocating the purchase prices to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $7.5 million, customer relationship intangibles assets of $1.6 million, trade working capital of $9.0 million and $(1.0) million of other net liabilities. During the six months ended June 30, 2022, the preliminary purchase price allocations for Wade Drains were adjusted, resulting in a $1.3 million decrease to goodwill, primarily related to the aforementioned cash payment received from the sellers of Wade Drains. The preliminary purchase price allocations for Wade Drains will be completed within the one-year period following the acquisition dates.
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
3. Restructuring and Other Similar Charges
During the three and six months ended June 30, 2022, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Following the Merger with Elkay, Management expects to continue executing initiatives and select product-line rationalizations to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
    The following table summarizes the Company's restructuring and other similar charges during the three and six months ended June 30, 2022 and June 30, 2021, (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Employee termination benefits	$0.2	$0.3	$1.3	$0.9
Contract termination and other associated costs	0.1	—	0.1	—
Total restructuring and other similar costs	$0.3	$0.3	$1.4	$0.9
The following table summarizes the activity in the Company's restructuring accrual for the six months ended June 30, 2022 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, December 31, 2021 (1)	$2.4	$—	$2.4
Charges	1.3	0.1	1.4
Cash payments	(2.6)	(0.1)	(2.7)
Accrued Restructuring Costs, June 30, 2022 (1)	$1.1	$—	$1.1
____________________
(1)The restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

4. Discontinued Operations

During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all prior periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the six months ended June 30, 2022 and June 30, 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. During the six months ended June 30, 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.

The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$—	$324.6	$—	$645.5
Cost of sales	—	(192.6)	—	(394.0)
Selling, general and administrative expenses	—	(61.6)	—	(123.2)
Restructuring and other similar charges	—	(0.8)	—	(0.8)
Amortization of intangible assets	—	(3.3)	—	(6.6)
Interest expense, net	—	(1.6)	—	(3.0)
Other non-operating income, net	—	2.1	—	1.4
Income from discontinued operations before income tax	—	66.8	—	119.3

Income tax (provision) benefit	—	(14.3)	0.8	(26.8)
Equity method investment income	—	0.2	—	0.3
Non-controlling interest income	—	0.1	—	0.2
Income from discontinued operations, net of tax	$—	$52.6	$0.8	$92.6
The condensed consolidated statements of cash flows for the six months ended June 30, 2022 and June 30, 2021 have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021
Depreciation	$—	$23.5
Amortization of intangible assets	—	6.6
Gain on disposition of assets	—	(9.2)
Deferred income taxes	—	0.1
Other non-cash charges	—	(0.9)
Stock-based compensation	—	10.8
Expenditures for property, plant and equipment	—	(12.3)
Proceeds from dispositions of long-lived assets	—	13.0
Proceeds associated with divestiture of discontinued operations	35.0	—
Repayments of debt	—	(1.1)
Proceeds from exercise of stock options	—	10.1
Taxes withheld and paid on employees' shared-based payment awards	—	(0.5)

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
Revenue by Category
The following tables present the Company's revenue disaggregated by customer type and customer geography (in millions):

	Three Months Ended		Six Months Ended
Customer Type	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Institutional	$108.8	$92.8	$196.4	$169.1
Commercial	84.3	73.0	159.8	137.8
All other	91.1	77.9	167.6	142.0
Total	$284.2	$243.7	$523.8	$448.9

	Three Months Ended		Six Months Ended
Geography	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
United States	$257.5	$219.5	$477.1	$405.2
Canada	20.5	18.2	35.6	32.8
Rest of world	6.2	6.0	11.1	10.9
Total	$284.2	$243.7	$523.8	$448.9
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of June 30, 2022 and June 30, 2021 were not material.
Backlog
    The Company had backlog of $84.0 million as of June 30, 2022, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 98% of the backlog in the remaining six months of the year ending December 31, 2022, and the remaining approximately 2% in 2023 and beyond.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of June 30, 2022 and June 30, 2021, the contract assets capitalized, as well as amortization recognized in the three months ended June 30, 2022 and June 30, 2021, are not significant and no impairment losses were recognized.
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
The income tax provision was $11.3 million for the three months ended June 30, 2022, compared to $6.2 million for the three months ended June 30, 2021. The effective income tax rate for the three months ended June 30, 2022 was 23.7% versus 23.1% for the three months ended June 30, 2021. The effective income tax rate for the three months ended June 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the three months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.
The income tax provision was $21.3 million for the six months ended June 30, 2022, compared to $10.9 million for the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was 24.5% versus 26.3% for the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the six months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of June 30, 2022 and December 31, 2021 was $5.0 million and $5.9 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2022 and December 31, 2021, the total amount of gross, unrecognized income tax benefits included accrued interest and penalties of $0.4 million and $0.5 million, respectively. The Company recognized $0.0 million and $0.1 million of net interest and penalties as income tax expense during the six months ended June 30, 2022 and June 30, 2021, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in foreign jurisdictions. During the nine month Transition Period ended December 31, 2020, the Internal Revenue Service (the “IRS”) completed an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company paid approximately $1.5 million upon the conclusion of such examination, all of which was previously accrued in the Company’s financial statements. In accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. Similarly, in accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off. There are currently a number of ongoing income tax examinations being conducted by the applicable tax authorities in various foreign tax jurisdictions with respect to certain PMC entities. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2019, state and local income tax examinations for years ending prior to March 31, 2018 or significant foreign income tax examinations for years ending prior to March 31, 2017.
7. Earnings per Share
    Basic net income per share from continuing and discontinued operations attributable to Zurn Elkay common stockholders is computed by dividing net income from continuing operations and income from discontinued operations attributable to Zurn Elkay common stockholders, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share from continuing and discontinued operations attributable to Zurn Elkay common stockholders is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive.
The computation for diluted net income per share for the three and six months ended June 30, 2022 excludes 0.2 million and 0.2 million common shares due to their anti-dilutive effects, respectively. The computation for diluted net income per share for the three and six months ended June 30, 2021 excludes 0.2 million and 0.2 million common shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Total comprehensive income (loss)	—	—	50.0	(1.8)	0.1	48.3
Stock-based compensation expense	—	14.2	—	—	—	14.2
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common stock	—	—	(0.9)	—	—	(0.9)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at March 31, 2021	$1.2	$1,409.9	$154.3	$(75.6)	$3.1	$1,492.9
Total comprehensive income	—	—	73.2	5.3	0.1	78.6
Stock-based compensation expense	—	11.6	—	—	—	11.6
Proceeds from exercise of stock options	—	16.6	—	—	—	16.6
Taxes withheld and paid on employees' share-based payment awards	—	(1.4)	—	—	—	(1.4)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at June 30, 2021	$1.2	$1,436.7	$216.7	$(70.3)	$3.2	$1,587.5

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$—	$126.4
Total comprehensive income	—	—	30.2	2.0	—	32.2
Stock-based compensation expense	—	3.9	—	—	—	3.9
Proceeds from exercise of stock options	—	0.5	—	—	—	0.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	—	(0.5)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	—	35.0
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	—	(3.8)
Balance at March 31, 2022	$1.3	$1,437.0	$(1,171.7)	$(72.9)	$—	$193.7
Total comprehensive income (loss)	—	—	36.4	(2.0)	—	34.4
Stock-based compensation expense	—	3.8	—	—	—	3.8
Proceeds from exercise of stock options	—	1.3	—	—	—	1.3
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	—	(3.8)
Balance at June 30, 2022	$1.3	$1,438.3	$(1,135.3)	$(74.9)	$—	$229.4
____________________
(1)During the three and six months ended June 30, 2022, the Company issued 335,177 and 462,178 shares of common stock upon the exercise of stock options, vesting of restricted stock units, and for other common stock awards, respectively.
(2)Non-controlling interest through the Spin-Off Transaction represented a 5% non-controlling interest in a PMC joint venture relationship. The Company has no remaining non-controlling interest subsequent to the Spin-Off Transaction.
Prior year amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4 Discontinued Operations for further detail.
Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three and six months ended June 30, 2022. During the six months ended June 30, 2021, the Company repurchased 22,300 shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing authority remained under the Repurchase Program at June 30, 2022.
9. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2022, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	—	—
Balance at June 30, 2022	$(70.9)	$(4.0)	$(74.9)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended June 30, 2022 and June 30, 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$—	$(0.1)	$—	$(0.2)	Other income, net
Provision for income taxes	—	—	—	—
Total net of tax	$—	$(0.1)	$—	$(0.2)
10. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2022	December 31, 2021
Finished goods	$217.2	$169.1
Work in progress	4.7	5.1
Raw materials	25.4	14.6
Inventories at First-in, First-Out ("FIFO") cost	247.3	188.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(3.9)	(4.3)
	$243.4	$184.5
11. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the six months ended June 30, 2022, are presented below (in millions):

Net carrying amount as of December 31, 2021	$254.1
Currency translation adjustments	(0.2)
Purchase accounting adjustments (1)	(1.3)
Net carrying amount as of June 30, 2022	$252.6
(1)Refer to Note 2, Acquisitions for additional information regarding the purchase accounting adjustments.

    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2022 and December 31, 2021 are as follows (in millions):

		June 30, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.5	$(22.5)	$3.0
Customer relationships (including distribution network)	15 years	351.1	(273.3)	77.8
Tradenames	13 years	11.5	(4.5)	7.0
Intangible assets not subject to amortization - trademarks and tradenames		87.0	—	87.0
Total intangible assets, net	15 years	$475.1	$(300.3)	$174.8

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$24.9	$(22.4)	$2.5
Customer relationships (including distribution network)	15 years	351.1	(269.1)	82.0
Tradenames	13 years	11.5	(4.0)	7.5
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$474.6	$(295.5)	$179.1
    Intangible asset amortization expense totaled $1.6 million and $5.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Intangible asset amortization expense totaled $4.6 million and $11.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Customer relationships acquired during the year ended December 31, 2021 were assigned a weighted-average useful life of 10 years. There were no intangible assets acquired during the six months ended June 30, 2022.
    The Company expects to recognize amortization expense on the intangible assets subject to amortization of $7.9 million in the year ending December 31, 2022 (inclusive of the $4.6 million of amortization expense recognized in the six months ended June 30, 2022), $6.5 million in 2023, $6.5 million in 2024, $6.4 million in 2025, $6.3 million in 2026 and $6.3 million in 2027.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2022	December 31, 2021
Commissions	$9.3	$8.1
Current portion of operating lease liability	6.0	6.1
Income taxes payable	1.3	2.1
Legal and environmental	2.7	3.0
Product warranty (1)	1.2	1.3
Restructuring and other similar charges (2)	1.1	2.4
Risk management (3)	11.4	11.3
Sales rebates	35.5	38.6
Tax indemnities	21.9	21.9
Taxes, other than income taxes	1.6	1.8
Other	7.0	9.8
	$99.0	$106.4
____________________
(1)See more information related to the product warranty obligations within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(3)     Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2022	December 31, 2021
Term loan (1)	$537.3	$539.2
Finance leases (2)	0.2	0.3
Total	537.5	539.5
Less current maturities	5.6	5.6
Long-term debt	$531.9	533.9
____________________
(1)Includes unamortized debt issuance costs of $10.0 million and $10.8 million at June 30, 2022 and December 31, 2021, respectively.
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
The obligations under the Credit Agreement and related documents are secured by liens on substantially all of the assets of Holdings, the Borrowers, and certain subsidiaries of the Borrowers pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021 (the "Collateral Agreement"), among Holdings, the Borrowers, the subsidiaries of the Borrowers party thereto, and the Administrative Agent, and certain other collateral documents.
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of June 30, 2022, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
See Note 18, Subsequent Events for additional information on an amendment to the Credit Agreement entered into in connection with the Merger.
Term Debt
The Term Loan has a maturity date of October 4, 2028. The Borrowers are required to make quarterly payments of principal in an amount equal to $1.4 million on each quarter until the maturity date.
The Term Loan bears interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of LIBOR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 2.08 to 1.00 as of June 30, 2022.
At June 30, 2022 and for the six months ended, the borrowings under the Term Loan had weighted-average effective interest rates of 4.04% and 2.90%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Borrowings under the Revolving Credit Facility bear interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of LIBOR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 2.08 to 1.00 as of June 30, 2022. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
At June 30, 2022 and December 31, 2021, there were no amounts borrowed under the Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, $6.1 million and $6.1 million of the Revolving Credit Facility were considered utilized in connection with outstanding letters of credit, respectively.
Finance leases and other subsidiary debt
At June 30, 2022 and December 31, 2021, the Company had finance lease obligations of $0.2 million and $0.3 million, respectively. See Note 14, Leases in the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding leases.
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

    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in millions):

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.1	$11.4	$—	$12.5
Deferred compensation plan liabilities	12.9	—	—	12.9

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.9	$14.4	$—	$15.3
Deferred compensation plan liabilities	16.3	—	—	16.3
There were no transfers of assets between levels at June 30, 2022 and December 31, 2021, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2022 and December 31, 2021, due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2022 and December 31, 2021, was approximately $534.5 million and $552.4 million, respectively. The fair value is based on quoted market prices for the same instruments.
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
15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021
Balance at beginning of period	$1.3	$1.2
Charged to operations	0.6	1.0
Claims settled	(0.7)	(0.6)
Balance at end of period	$1.2	$1.6
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
    Certain Company subsidiaries are subject to asbestos litigation. As of June 30, 2022, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of June 30, 2022, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $66.0 million, of which Zurn expects its insurance carriers to pay approximately $49.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $66.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of June 30, 2022 is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of June 30, 2022, the Company had a recorded receivable from its insurance carriers of $66.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in insurance for asbestos claims within the condensed consolidated balance sheets.
16. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pension Benefits:
Service cost	$—	$0.1	$—	$0.2
Interest cost	2.2	4.6	4.3	7.5
Expected return on plan assets	(2.4)	(4.6)	(4.8)	(9.8)
Net periodic benefit cost	$(0.2)	$0.1	$(0.5)	$(2.1)
Other Postretirement Benefits:
Interest cost	$—	$0.1	$0.1	$0.2
Amortization:
Prior service credit	—	(0.1)	—	(0.2)
Net periodic benefit cost	$—	$—	$0.1	$—
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
    During the six months ended June 30, 2022 and June 30, 2021, the Company made contributions of $0.7 million and $1.8 million, respectively, to its qualified pension plan trusts.
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

17. Stock-Based Compensation
    The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended June 30, 2022 and June 30, 2021, the Company recognized $3.8 million and $7.1 million of stock-based compensation expense, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized $7.7 million and $16.2 million of stock-based compensation expense, respectively.
During the six months ended June 30, 2022, the Company granted the following restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	2,650	$12.27
Restricted stock units	13,132	$33.51
Performance stock units	5,244	$33.37
Common stock	28,347	$31.11
    See Note 15, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding stock-based compensation.
18. Subsequent Events
Elkay Transaction; Credit Agreement Amendment

On July 1, 2022, in accordance with the terms and conditions of the Merger Agreement, dated February 12, 2022, the Company announced it had closed the Merger with Elkay. Under the terms of the transaction agreements, subject to certain holdbacks and post-closing adjustments, the merger consideration to Elkay shareholders consisted of approximately 51.6 million shares of Zurn common stock, which results in former Elkay shareholders owning approximately 29% of the combined company. Elkay, a market leader of commercial drinking water solutions, complements the Company's existing product portfolio. Following the closing of the Elkay Transaction, Zurn changed its legal name from Zurn Water Solutions Corporation to Zurn Elkay Water Solutions Corporation. Zurn Elkay common stock will continue to trade on the New York Stock Exchange under the ticker symbol “ZWS.”

In connection with the consummation of the Merger, on July 1, 2022, Holdings, the Borrowers, Elkay and the other loan parties party thereto entered into that certain Amendment No. 1 (the “Amendment”) to the Fourth Amended and Restated First Lien Credit Agreement (the “Credit Agreement”) pursuant to which Elkay joined the Credit Agreement as a Borrower. Elkay and its domestic subsidiaries also granted security interests in substantially all of their personal property assets to secure the obligations under the Credit Agreement pursuant to that certain Supplement No. 1 dated as of July 1, 2022 to the Collateral Agreement and certain other collateral documents.

The Company has estimated the total consideration transferred for the acquisition of Elkay to be approximately $1.4 billion, subject to finalization of purchase accounting and working capital adjustments. Pro forma revenues and earnings have not been presented as the initial accounting for the Elkay Transaction is incomplete as of the date the consolidated financial statements are issued. The Company is in the process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

Dividends

On July 21, 2022, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.07 per-share to be paid on September 7, 2022, to stockholders of record as of August 19, 2022.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
As previously disclosed, on July 1, 2022, we completed our combination with Elkay Manufacturing Company (“Elkay”) through the merger of Elkay with and into a newly created subsidiary of the Company, with Elkay surviving as a wholly owned subsidiary of Zurn Elkay (the “Merger” or "Elkay Transaction"). In conjunction with the Merger, we changed our name from Zurn Water Solutions Corporation to Zurn Elkay Water Solutions Corporation. Our results of operations will include the acquired operations subsequent to July 1, 2022. See Item 1, Note 18, Subsequent Events for additional information on the Elkay Transaction.
Following the merger with Elkay, Zurn Elkay is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water control and safety, water distribution and drainage, drinking water, finish plumbing, hygienic, environmental and site works products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Our heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Elkay Business System (“ZEBS”), described below, is our operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2021 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2022, and during the period from January 1, 2022 through June 30, 2022, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On November 17, 2021, we completed the acquisition of the Wade Drains business ("Wade Drains") from McWane, Inc. for a cash purchase price of $12.6 million, excluding transaction costs and net of cash acquired. During the six months ended June 30, 2022, we received a $1.1 million cash payment from the sellers of Wade Drains in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Wade Drains manufactures a wide range of specified commercial plumbing products for customers across North America and complements our existing flow systems product portfolio.
On April 16, 2021, we acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a total cash purchase price of $4.5 million. ATS GREASEwatch, headquartered in Saginaw, Michigan, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings within our existing product portfolio.

Spin-Off of Process & Motion Control Segment
On October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation. During the six months ended June 30, 2022, we received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the period ended June 30, 2021 has not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 1, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$—	$324.6	$—	$645.5
Cost of sales	—	(192.6)	—	(394.0)
Selling, general and administrative expenses	—	(61.6)	—	(123.2)
Restructuring and other similar charges	—	(0.8)	—	(0.8)
Amortization of intangible assets	—	(3.3)	—	(6.6)
Interest expense, net	—	(1.6)	—	(3.0)
Other non-operating income, net	—	2.1	—	1.4
Income from discontinued operations before income tax	—	66.8	—	119.3

Income tax (provision) benefit	—	(14.3)	0.8	(26.8)
Equity method investment income	—	0.2	—	0.3
Non-controlling interest income	—	0.1	—	0.2
Income from discontinued operations, net of tax	$—	$52.6	$0.8	$92.6

Results of Operations
Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021:
Net sales
(Dollars in Millions)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Net Sales	$284.2	$243.7	$40.5	16.6%
Net sales were $284.2 million during the three months ended June 30, 2022, an increase of 17% year over year. Excluding a 2% increase to net sales resulting from our prior-year acquisition, core sales increased 15% year over year as nearly all of our product categories contributed to the sales growth.

Income from operations
(Dollars in Millions)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Income from operations	$53.5	$37.3	$16.2	43.4%
% of net sales	18.8%	15.3%	3.5%
Income from operations was $53.5 million during the three months ended June 30, 2022, or 18.8% of net sales. Income from operations as a percentage of net sales increased by 350 basis points primarily as a result of the favorable impact of year-over-year sales growth (inclusive of price realization), productivity savings and the lower intangible asset amortization and non-cash stock-based compensation expense, all of which was partially offset by the year-over-year increases in material and transportation costs, as well as incremental growth and productivity investments.
Interest expense, net
    Interest expense, net was $5.2 million during the three months ended June 30, 2022, compared to $10.1 million during the three months ended June 30, 2021. The decrease in interest expense as compared to the prior year period is primarily a result of the lower outstanding borrowings following the Spin-Off Transaction refinancing, partially offset by a higher year over year interest rate. See Item 1, Note 13 Long-Term Debt for more information.
Other expense, net
    Other expense, net during the three months ended June 30, 2022 and 2021, was $0.6 million and $0.4 million, respectively. Other expense, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $11.3 million for the three months ended June 30, 2022, compared to $6.2 million for the three months ended June 30, 2021. The effective income tax rate for the three months ended June 30, 2022 was 23.7% versus 23.1% for the three months ended June 30, 2021. The effective income tax rate for the three months ended June 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the three months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.
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
Net income attributable to Zurn Elkay common stockholders
    Net income attributable to Zurn Elkay common stockholders during the three months ended June 30, 2022, was $36.4 million compared to $73.2 million during the three months ended June 30, 2021. Diluted net income per share attributable to Zurn Elkay common stockholders for the three months ended June 30, 2022 and June 30, 2021, was $0.28 and $0.59, respectively. The year over year change is the result of the PMC operations classified as discontinued operations in the prior year and the other factors described above. Net income from discontinued operations, net of tax, was $0.0 million for the three months ended June 30, 2022 compared to $52.6 million for the three months ended June 30, 2021. Diluted net income per share from discontinued operations for the three months ended June 30, 2022 and June 30, 2021, was $0.00 and $0.42, respectively.

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021:
Net sales
(Dollars in Millions)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Net Sales	$523.8	$448.9	$74.9	16.7%
Net sales were $523.8 million during the six months ended June 30, 2022, an increase of 17% year over year. Excluding a 2% increase in net sales resulting from our prior-year acquisition, core sales increased 15% as nearly all of our product categories contributed to the sales growth.
Income from operations
(Dollars in Millions)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Income from operations	97.4	61.3	36.1	58.9%
% of net sales	18.6%	13.7%	4.9%
Income from operations was $97.4 million during the six months ended June 30, 2022, or 18.6% of net sales. Income from operations as a percentage of net sales increased by 490 basis points primarily as a result of the favorable impact of year-over-year sales growth (inclusive of price realization), productivity savings, lower non-cash stock-based compensation expense, lower intangible asset amortization and the year-over-year change in the adjustment to state inventories at last-in-first-out cost, all of which was partially offset by the year-over-year increases in material and transportation costs, as well as incremental growth and productivity investments.
Interest expense, net
    Interest expense, net was $10.0 million during the six months ended June 30, 2022, compared to $19.7 million during the six months ended June 30, 2021. The decrease in interest expense as compared to the prior year period is primarily a result of the lower outstanding borrowings following the Spin-Off Transaction refinancing, partially offset by a higher year over year interest rate. See Item 1, Note 13 Long-Term Debt for more information.
Other expense, net
    Other expense, net during the six months ended June 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively. Other expense, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $21.3 million during the six months ended June 30, 2022, compared to $10.9 million in the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was 24.5% versus 26.3% in the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the six months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.

Net income attributable to Zurn Elkay common stockholders
    Net income attributable to Zurn Elkay common stockholders during the six months ended June 30, 2022, was $66.6 million compared to $123.2 million during the six months ended June 30, 2021. Diluted net income per share attributable to Zurn Elkay common stockholders for the six months ended June 30, 2022 and June 30, 2021, was $0.52 and $0.99, respectively. The year over year change is the result of the PMC operations classified as discontinued operations in the prior year and the other factors described above. Net income from discontinued operations, net of tax, was $0.8 million for the six months ended June 30, 2022 compared to $92.6 million for the six months ended June 30, 2021. Diluted net income per share from discontinued operations for the six months ended June 30, 2022 and June 30, 2021, was $0.01 and $0.75, respectively.

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
Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Zurn Elkay common stockholders in the six months ended June 30, 2022, of $66.6 million and Adjusted EBITDA for the same period of $116.3 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total net leverage ratio of 5.00 to 1.00 as of the end of each fiscal quarter. At June 30, 2022, our net leverage ratio was 2.08 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
    The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2022, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Zurn common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended June 30, 2021	Twelve months ended December 31, 2021	Six months ended June 30, 2022	Twelve months ended June 30, 2022
Net income attributable to Zurn Elkay common stockholders	$123.2	$120.9	$66.6	$64.3
Income from discontinued operations, net of tax (1)	(92.6)	(71.2)	(0.8)	20.6
Provision for income taxes	10.9	2.7	21.3	13.1
Actuarial gain on pension and postretirement benefit obligations	—	(1.2)	—	(1.2)
Other expense, net (2)	0.1	0.7	0.3	0.9
Loss on the extinguishment of debt	—	20.4	—	20.4
Interest expense	19.7	34.7	10.0	25.0
Depreciation and amortization	16.5	32.7	9.3	25.5
EBITDA	77.8	139.7	106.7	168.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	0.9	3.7	1.4	4.2
Stock-based compensation expense	16.2	37.5	7.7	29.0
LIFO expense (income) (4)	4.3	14.1	(0.4)	9.4
Acquisition-related fair value adjustment	0.6	0.8	0.6	0.8
Other, net (5)	—	—	0.3	0.3
Subtotal of adjustments to EBITDA	22.0	56.1	9.6	43.7
Adjusted EBITDA	$99.8	$195.8	$116.3	$212.3
Pro forma adjustment for acquisitions (6)				0.5
Pro forma Adjusted EBITDA				212.8
Consolidated indebtedness (7)				$442.0
Total net leverage ratio (8)				2.08
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
(6)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Wade Drains, which was permitted by our credit agreement. The pro forma adjustment includes the period from July 1, 2021, through the date of the Wade Drains acquisition. See Item 1, Note 2, Acquisitions for more information.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $95.5 million (as defined by the credit agreement) at June 30, 2022.
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
    As of June 30, 2022, we had $110.4 million of cash and cash equivalents and $193.9 million of additional borrowing capacity. As of June 30, 2022, the available borrowings under our credit facility were reduced by $6.1 million due to outstanding letters of credit. As of December 31, 2021, we had $96.6 million of cash and cash equivalents and approximately $193.9 million of additional borrowing capacity under our revolving credit facility.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We believe this resource is adequate for our expected needs.
Cash Flows
    Cash flows for the period ended June 30, 2021 include our continuing operations and discontinued operations for the entire period, while the period ended June 30, 2022 only includes the cash flows associated with continuing operations. Refer to Item 1, Note 4, Discontinued Operations for further information.
Cash (used for) provided by operating activities was $(12.0) million and $145.0 million during the six months ended June 30, 2022 and 2021, respectively. The change in year over year operating cash flows was primarily the result of higher trade working capital and the impact of timing of payments on accounts payable and accrued expenses during the six months ended June 30, 2022.
    Cash provided by investing activities was $35.4 million during the six months ended June 30, 2022 compared cash used for investing activities of $4.4 million during the six months ended June 30, 2021. Investing activities during the six months ended June 30, 2022, included $2.0 million of capital expenditures which was offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Translation, the receipt of $1.3 million in connection with the sale of certain long-lived assets and the receipt of $1.1 million in connection with finalizing the acquisition date trade working capital associated with our 2021 acquisition of Wade Drains. Investing activities during the six months ended June 30, 2021, primarily included $14.0 million of capital expenditures and a cash payment of $3.8 million in connection with our acquisition of ATS GREASEwatch, partially offset by the receipt of $13.0 million in connection with the sale of certain long-lived assets associated with our discontinued operations and the receipt of $0.4 million in connection with finalizing the acquisition date trade working capital associated with our 2020 acquisition of Hadrian.
    Cash used for financing activities was $9.3 million during the six months ended June 30, 2022, compared to $5.6 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we utilized a net $3.0 million of cash for payments on outstanding debt and $7.6 million for the payment of common stock dividends, which was partially offset by $1.3 million of proceeds from the exercise of stock options, net of taxes withheld and paid on employees' share-based awards. During the six months ended June 30, 2021, we utilized $1.1 million of cash for payments on outstanding debt, $21.6 million for the payment of common stock dividends and $0.9 million to repurchase common stock, which was partially offset by $18.0 million of cash proceeds from the exercise of stock options, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
    As of June 30, 2022, we had $537.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2022	Current Maturities of Debt	Long-term Portion
Term loan (1)	$537.3	$5.5	$531.8
Finance leases	0.2	0.1	0.1
Total	$537.5	$5.6	$531.9
___________________________________________
(1)Includes unamortized debt issuance costs of $10.0 million at June 30, 2022.
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
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2022, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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

Risks Related to the Merger with Elkay

We will record goodwill and other intangible assets as a result of the Merger that could become impaired and result in material non-cash charges to our results of operations in the future.
We will account for the Merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Elkay and its subsidiaries will be recorded, as of the completion of the Merger, at their respective fair values and added to Zurn Elkay’s. Our reported financial condition and results of operations for periods after completion of the Merger will reflect Elkay’s balances and results after completion of the Merger but will not be restated retroactively to reflect the historical financial position or results of operations of Elkay and its subsidiaries for periods prior to the Merger.
Under the acquisition method of accounting, the total purchase price will be allocated to Elkay’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values, if any, will be recorded as goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
We may be unable to successfully integrate Elkay’s business into our business or achieve the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from adding Elkay’s businesses, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Merger. Difficulties in integration may result in Zurn Elkay performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies or other synergies. Potential difficulties that may be encountered in the integration process include, among others:
• the inability to successfully integrate Elkay in a manner that permits the achievement of full revenue, expected cash flows and cost savings anticipated from the Merger;
• not realizing anticipated synergies;
• integrating personnel from Elkay and the loss of key employees;
• potential unknown liabilities and unforeseen expenses;
• integrating relationships with customers, vendors and business partners;
• performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating Elkay’s operations; and
• the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies.
    We may not be able to accomplish this integration process successfully.
Our results may suffer if we do not effectively manage our expanded operations following the Merger.
Following completion of the Merger, the size of our business will increase significantly beyond its current size. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Elkay into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
The market price for Zurn Elkay Common Stock following the completion of the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of Zurn Elkay Common Stock.
Zurn’s businesses differ in some regards from those of Elkay and, accordingly, the results of operations of Zurn following completion of the Merger will be affected by some factors that are different from those currently or historically affecting the results of operations of Zurn. In addition, following the closing of the Merger, we may seek to raise additional equity financing through one or more underwritten offerings and/or private placements and/or rights offerings, or issue stock in connection with acquisitions, which may result in downward pressure on the share price of the Zurn Elkay Common Stock.
Sales of substantial amounts of the Zurn Elkay Common Stock in the open market by the former Elkay stockholders could depress the trading price of our common stock
The former Elkay stockholders may wish to dispose of some or all of the Zurn Elkay Common Stock that they received in the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our Common Stock, may adversely affect the trading price of our Common Stock.
Certain former stockholders of Elkay have registration rights, the exercise of which could adversely affect the trading price of our Common Stock.
In connection with the Merger, the Company and certain stockholders of Elkay entered into a Registration Rights Agreement, pursuant to which such stockholders have a right to demand registration of one public offering within the first three years after the closing of the Merger, subject to certain minimum and maximum thresholds and other customary conditions. The existence and potential or actual exercise of such rights, and the perception that a large number of shares will be publicly sold in the market, could adversely impact the trading price of our Common Stock.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three months ended June 30, 2022. A total of approximately $162.8 million of the existing repurchase authority remained under the Repurchase Program at June 30, 2022.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zurn Elkay Water Solutions Corporation, as amended through July 1, 2022.	X

3.2	Amended and Restated Bylaws of Zurn Elkay Water Solutions Corporation, effective July 1, 2022.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X
*Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K, dated July 1, 2022.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	July 26, 2022	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer