Form 10-Q
period 2022-09-30
Zurn Elkay Water Solutions Corp
filed 2022-10-25
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2022
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	177,794,600 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$71.9	$96.6
Receivables, net	269.1	144.1
Inventories, net	400.2	184.5
Income taxes receivable	24.5	33.1
Other current assets	34.8	16.5
Total current assets	800.5	474.8
Property, plant and equipment, net	203.0	64.4
Intangible assets, net	1,019.1	179.1
Goodwill	754.8	254.1
Insurance for asbestos claims	66.0	66.0
Other assets	83.6	39.3
Total assets	$2,927.0	$1,077.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$5.7	$5.6
Trade payables	144.5	105.1
Compensation and benefits	27.4	22.0
Current portion of pension and postretirement benefit obligations	1.3	1.3
Other current liabilities	149.8	106.4
Total current liabilities	328.7	240.4

Long-term debt	531.3	533.9
Pension and postretirement benefit obligations	58.7	57.3
Deferred income taxes	229.8	3.1
Operating lease liability	51.2	8.9
Reserve for asbestos claims	66.0	66.0
Other liabilities	42.7	41.7
Total liabilities	1,308.4	951.3

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 177,759,553 at September 30, 2022 and 125,720,068 at December 31, 2021	1.8	1.3
Additional paid-in capital	2,850.2	1,436.9
Retained deficit	(1,154.4)	(1,236.9)
Accumulated other comprehensive loss	(79.0)	(74.9)
Total stockholders' equity	1,618.6	126.4
Total liabilities and stockholders' equity	$2,927.0	$1,077.7
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$417.7	$229.7	$941.5	$678.6
Cost of sales	277.3	133.9	585.4	390.6
Gross profit	140.4	95.8	356.1	288.0
Selling, general and administrative expenses	124.3	56.8	236.6	174.9
Restructuring and other similar charges	11.7	0.7	13.1	1.6
Amortization of intangible assets	14.5	5.8	19.1	17.7
(Loss) income from operations	(10.1)	32.5	87.3	93.8
Non-operating expense:
Interest expense, net	(8.0)	(9.9)	(18.0)	(29.6)
Other income (expense), net	0.6	(0.8)	0.3	(0.9)
(Loss) income before income taxes	(17.5)	21.8	69.6	63.3
Provision for income taxes	(1.6)	(5.7)	(22.9)	(16.6)
Net (loss) income from continuing operations	(19.1)	16.1	46.7	46.7
Income from discontinued operations, net of tax	—	48.0	0.8	140.6
Net (loss) income attributable to Zurn Elkay common stockholders	$(19.1)	$64.1	$47.5	$187.3

Basic net (loss) income per share:
Continuing operations	$(0.11)	$0.13	$0.33	$0.39
Discontinued operations	$—	$0.40	$0.01	$1.17
Net (loss) income	$(0.11)	$0.53	$0.33	$1.55
Diluted net (loss) income per share:
Continuing operations	$(0.11)	$0.13	$0.32	$0.38
Discontinued operations	$—	$0.38	$0.01	$1.13
Net (loss) income	$(0.11)	$0.51	$0.33	$1.50
Weighted-average number of shares outstanding (in thousands):
Basic	174,867	121,385	142,699	120,558
Effect of dilutive equity awards	—	3,703	2,004	3,968
Diluted	174,867	125,088	144,703	124,526

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(19.1)	$64.1	$47.5	$187.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.1)	(10.3)	(4.1)	(6.6)
Change in pension and postretirement defined benefit plans, net of tax	—	—	—	(0.2)
Other comprehensive loss, net of tax	(4.1)	(10.3)	(4.1)	(6.8)
Total comprehensive (loss) income	$(23.2)	$53.8	$43.4	$180.5

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities
Net income	$47.5	$187.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11.8	41.8
Amortization of intangible assets	19.1	27.6
Loss (gain) on dispositions of long-lived assets	0.3	(10.1)
Deferred income taxes	4.1	(6.6)
Other non-cash expenses	5.3	1.7
Stock-based compensation expense	15.5	38.3
Changes in operating assets and liabilities:
Receivables	(34.4)	(67.5)
Inventories	(50.9)	(58.7)
Other assets	34.8	(7.1)
Accounts payable	9.7	82.4
Accruals and other	(50.2)	16.7
Cash provided by operating activities	12.6	245.8

Investing activities
Expenditures for property, plant and equipment	(4.3)	(21.6)
Acquisitions, net of cash acquired	(44.8)	(3.4)
Proceeds from dispositions of long-lived assets	1.3	14.3
Proceeds associated with divestiture of discontinued operations	35.0	4.2
Cash used for investing activities	(12.8)	(6.5)

Financing activities
Proceeds from borrowings of debt	85.0	—
Repayments of debt	(89.4)	(1.7)
Proceeds from exercise of stock options	1.9	23.5
Taxes withheld and paid on employees' share-based payment awards	(0.5)	(1.4)
Repurchase of common stock	—	(0.9)
Payment of common stock dividends	(20.1)	(32.6)
Cash used for financing activities	(23.1)	(13.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	(4.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(24.7)	222.0
Cash, cash equivalents and restricted cash at beginning of period	96.6	255.6
Cash, cash equivalents and restricted cash at end of period	$71.9	$477.6

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
The Company
    As previously disclosed, on July 1, 2022, the Company completed its combination with Elkay Manufacturing Company (“Elkay”) through the merger of Elkay with and into a newly created subsidiary of the Company, with Elkay surviving as a wholly owned subsidiary of Zurn Elkay (the “Merger” or "Elkay Transaction"). The Company's results of operations includes the acquired operations subsequent to July 1, 2022. See Note 2, Acquisitions, for additional information on the Elkay Transaction.
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
Following the Merger with Elkay, the Company continues to manage and evaluate its operations as a single operating segment and reporting unit structure primarily due to similarities in its products, production process, geographical footprint, customers, and methods of distribution. The Company’s chief operating decision-maker is the Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
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

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the nine months ended September 30, 2022. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time period referenced above.

2. Acquisitions
Nine Months Ended September 30, 2022
Elkay Merger
On July 1, 2022, the Company and Elkay completed the Elkay Merger for a preliminary purchase price of $1,462.9 million. Elkay, a market leader of commercial sinks and drinking water solutions, complements the Company's existing product portfolio. The preliminary purchase price includes $1,417.0 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's existing term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents balance at the time of closing. Pursuant to the terms of the Merger Agreement, Zurn issued 51,564,524 shares of common stock, $0.01 par value per share, of the Company ("Company common stock"), which represented approximately 29% of the 177,746,770 outstanding shares of the Company common stock immediately following the Merger closing. The total shares of Company common stock issued is preliminary and subject to change upon finalization of customary post-closing adjustments with respect to cash, indebtedness and working capital. The Company incurred transaction-related costs of approximately $33.7 million for the three and nine months ended September 30, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in the condensed consolidated statements of operations.
As previously announced, upon the Merger closing and in accordance with the terms and conditions of the Merger Agreement, the Company increased the size of its Board to eleven members, and two directors designated by Elkay were appointed to the board. Zurn senior management immediately prior to the consummation of the Elkay Transaction remained executive officers of the Company immediately after the Elkay Transaction. The Company's management determined that the Company is the accounting acquirer in the Elkay Transaction based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination.
Elkay’s assets and liabilities were measured at estimated fair values at July 1, 2022, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the Merger date. See Note 14, Fair Value Measurements, for additional information. Due to the timing of the business combination and the nature of the net assets acquired, at September 30, 2022, the valuation process to determine the fair values is not complete and further adjustments are expected. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value of the assets acquired and liabilities assumed were as follows (in millions):

Assets acquired:
Receivables, net	$92.1
Inventories	165.9
Other current assets	9.9
Property, plant and equipment, net	147.1
Intangible assets, net	860.5
Goodwill	505.0
Other assets	73.8
Total assets acquired	1,854.3
Liabilities assumed:
Trade payables	30.4
Compensation and benefits	39.1
Current portion of pension and postretirement benefit obligations	17.3
Other current liabilities	30.1
Operating lease liability	40.5
Pension and postretirement benefit obligations	3.6
Deferred income taxes	222.6
Other liabilities	7.8
Total liabilities assumed	391.4
Total preliminary purchase price	$1,462.9
Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the financial results from continuing operations for the nine months ended September 30, 2022 and 2021 as if the Elkay Merger had occurred on January 1, 2021. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) transaction costs and other one-time non-recurring costs which reduced expenses by $33.7 million for the nine months ended September 30, 2022 and increased expenses by $33.7 million for the nine months ended September 30, 2021, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $14.6 million for the nine months ended September 30, 2022 and increased expenses by $18.3 million for the nine months ended September 30, 2021, and (vi) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Elkay Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Elkay Merger been completed as of the date indicated or the results that may be obtained in the future.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net sales	$1,240.2	$1,102.5
Net income (loss) from continuing operations	$71.4	$(3.8)
Earnings per share from continuing operations
Basic	$0.50	$(0.03)
Assuming dilution	$0.49	$(0.03)
For the period from July 1, 2022 through September 30, 2022, Elkay had net sales and a net loss of $149.9 million and $9.4 million, respectively, which amounts include the impact of purchase accounting adjustments, and are included in the condensed consolidated statements of operations for the period from July 1, 2022 through September 30, 2022.

Fiscal Year 2021
On November 17, 2021, the Company completed the acquisition of the Wade Drains business ("Wade Drains") from McWane, Inc. for a cash purchase price of $12.6 million, excluding transaction costs and net of cash acquired. During the nine months ended September 30, 2022, the Company received a $1.1 million cash payment from the sellers of Wade Drains in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Wade Drains manufactures a wide range of specified commercial plumbing products for customers across North America and complements the Company's existing flow systems product portfolio.
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
The acquisitions have been accounted for as business combinations and were recorded by allocating the purchase prices to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $7.5 million, customer relationship intangibles assets of $1.6 million, trade working capital of $9.0 million and $(1.0) million of other net liabilities. During the nine months ended September 30, 2022, the preliminary purchase price allocations for Wade Drains were adjusted, resulting in a $1.3 million decrease to goodwill, primarily related to the aforementioned cash payment received from the sellers of Wade Drains. The preliminary purchase price allocations for Wade Drains will be completed within the one-year period following the acquisition date.
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
3. Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2022, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. The Company expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. Since the Company’s evaluation of other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.
    The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended September 30, 2022 and September 30, 2021, (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Employee termination benefits	$10.5	$0.7	$11.8	$1.6
Contract termination and other associated costs	1.2	—	1.3	—
Total restructuring and other similar costs	$11.7	$0.7	$13.1	$1.6

The following table summarizes the activity in the Company's restructuring accrual for the nine months ended September 30, 2022 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, December 31, 2021 (1)	$2.4	$—	$2.4
Elkay opening balance sheet accrual	4.7	—	4.7
Charges	11.8	1.3	13.1
Cash payments	(8.0)	(0.1)	(8.1)
Accrued Restructuring Costs, September 30, 2022 (1)	$10.9	$1.2	$12.1
____________________
(1)As of September 30, 2022, $11.2 million of the restructuring accrual is included in other current liabilities and $0.9 million is included in other liabilities in the condensed consolidated balance sheets. As of December 31, 2021, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

4. Discontinued Operations

During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all prior periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. During the nine months ended September 30, 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$—	$327.5	$—	$973.0
Cost of sales	—	(204.5)	—	(598.5)
Selling, general and administrative expenses	—	(61.0)	—	(184.2)
Restructuring and other similar charges	—	(1.3)	—	(2.1)
Amortization of intangible assets	—	(3.3)	—	(9.9)
Interest expense, net	—	(1.1)	—	(4.1)
Other non-operating income, net	—	3.9	—	5.3
Income from discontinued operations before income tax	—	60.2	—	179.5

Income tax (provision) benefit	—	(12.2)	0.8	(39.0)
Equity method investment income	—	—	—	0.3
Non-controlling interest income	—	—	—	0.2
Income from discontinued operations, net of tax	$—	$48.0	$0.8	$140.6

The condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021 have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Depreciation	$—	$34.9
Amortization of intangible assets	—	9.9
Gain on disposition of assets	—	(10.1)
Deferred income taxes	—	0.5
Other non-cash charges	—	(0.3)
Stock-based compensation	—	13.9
Expenditures for property, plant and equipment	—	(17.5)
Proceeds from dispositions of long-lived assets	—	14.3
Proceeds associated with divestiture of discontinued operations	35.0	4.2
Repayments of debt	—	(1.6)
Proceeds from exercise of stock options	—	12.8
Taxes withheld and paid on employees' shared-based payment awards	—	(0.5)
During the fiscal year ended March 31, 2019, the Company completed the sale of its VAG business, which was previously included in its Water Management platform. The sale agreement provided for contingent consideration based on Earn-out EBITDA, as defined in the sale agreement. During the three months ended September 30, 2021, the Company received a $4.2 million cash payment as a result of the VAG business performance in its fiscal year ended March 31, 2021, which represented the final period of the earn-out, which was recorded in income from discontinued operations, net of tax in the Company's condensed consolidated statements of operations.

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

Revenue by Category
The following tables present the Company's revenue disaggregated by customer type and customer geography (in millions):

	Three Months Ended		Nine Months Ended
Customer Type	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Institutional	$169.8	$86.8	$366.2	$255.9
Commercial	127.9	70.2	287.8	208.0
All other	120.0	72.7	287.5	214.7
Total	$417.7	$229.7	$941.5	$678.6

	Three Months Ended		Nine Months Ended
Geography	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$383.6	$209.6	$860.7	$614.9
Canada	21.8	16.7	57.4	49.4
Rest of world	12.3	3.4	23.4	14.3
Total	$417.7	$229.7	$941.5	$678.6
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of September 30, 2022 and September 30, 2021 were not material.
Backlog
    The Company had backlog of $65.8 million as of September 30, 2022, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 94% of the backlog in the remaining three months of the year ending December 31, 2022, and the remaining approximately 6% in 2023 and beyond.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2022 and September 30, 2021, the contract assets capitalized, as well as amortization recognized in the three months ended September 30, 2022 and September 30, 2021, are not significant and no impairment losses were recognized.
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

The Company regularly reviews its deferred tax assets for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences, as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for purposes of determining the proper balances of such valuation allowances. As a result of this review, the Company continues to maintain a full valuation allowance against U.S. federal and state capital loss carryforwards and a partial valuation allowance against certain foreign NOL carryforwards and other related foreign deferred tax assets, as well as certain U.S. state NOL carryforwards. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could impact the financial statements for such period of change.

The income tax provision was $1.6 million for the three months ended September 30, 2022, compared to $5.7 million for the three months ended September 30, 2021. The effective income tax rate for the three months ended September 30, 2022 was (9.1)% versus 26.1% for the three months ended September 30, 2021. The income tax provision recognized on the loss from operations for the three months ended September 30, 2022 was primarily due to non-deductible transactions costs associated with the Merger, the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the reduction in the valuation allowance associated with certain state NOL carryforwards. The effective income tax rate for the three months ended September 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.

The income tax provision was $22.9 million for the three months ended September 30, 2022, compared to $16.6 million for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 32.9% versus 26.2% for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to non-deductible transactions costs associated with the Merger, the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction in the valuation allowance associated with certain state NOL carryforwards. The effective income tax rate for the nine months ended September 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.

The Company’s total liability for net unrecognized tax benefits as of September 30, 2022 and December 31, 2021 was $6.7 million and $5.9 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2022 and December 31, 2021, the total amount of gross, unrecognized income tax benefits included accrued interest and penalties of $0.5 million. The Company recognized $0.0 million and $0.1 million of net interest and penalties as income tax expense during the nine months ended September 30, 2022 and September 30, 2021, respectively.

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
The computation for diluted net income per share for the three and nine months ended September 30, 2022 excludes 2.3 million and 0.8 million common shares due to their anti-dilutive effects, respectively. The computation for diluted net income per share for the three and nine months ended September 30, 2021 excludes 0.0 million and 0.2 million common shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Total comprehensive income (loss)	—	—	50.0	(1.8)	0.1	48.3
Stock-based compensation expense	—	14.2	—	—	—	14.2
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common stock	—	—	(0.9)	—	—	(0.9)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at March 31, 2021	$1.2	$1,409.9	$154.3	$(75.6)	$3.1	$1,492.9
Total comprehensive income	—	—	73.2	5.3	0.1	78.6
Stock-based compensation expense	—	11.6	—	—	—	11.6
Proceeds from exercise of stock options	—	16.6	—	—	—	16.6
Taxes withheld and paid on employees' share-based payment awards	—	(1.4)	—	—	—	(1.4)
Common stock dividends ($0.09 per share)	—	—	(10.8)	—	—	(10.8)
Balance at June 30, 2021	$1.2	$1,436.7	$216.7	$(70.3)	$3.2	$1,587.5
Total comprehensive income (loss)	—	—	64.1	(10.3)	—	53.8
Stock-based compensation expense	—	11.3	—	—	—	11.3
Proceeds from exercise of stock options	—	4.1	—	—	—	4.1
Common stock dividends ($0.09 per share)	—	—	(11.0)	—	—	(11.0)
Balance at September 30, 2021	$1.2	$1,452.1	$269.8	$(80.6)	$3.2	$1,645.7

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Non-controlling interest (2)	Total stockholders’ equity
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$—	$126.4
Total comprehensive income	—	—	30.2	2.0	—	32.2
Stock-based compensation expense	—	3.9	—	—	—	3.9
Proceeds from exercise of stock options	—	0.5	—	—	—	0.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	—	(0.5)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	—	35.0
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	—	(3.8)
Balance at March 31, 2022	$1.3	$1,437.0	$(1,171.7)	$(72.9)	$—	$193.7
Total comprehensive income (loss)	—	—	36.4	(2.0)	—	34.4
Stock-based compensation expense	—	3.8	—	—	—	3.8
Proceeds from exercise of stock options	—	1.3	—	—	—	1.3
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	—	(3.8)
Balance at June 30, 2022	$1.3	$1,438.3	$(1,135.3)	$(74.9)	$—	$229.4
Total comprehensive loss	—	—	(19.1)	(4.1)	—	(23.2)
Stock-based compensation expense	—	7.8	—	—	—	7.8
Proceeds from exercise of stock options	—	0.1	—	—	—	0.1
Elkay Merger (3)	0.5	1,416.5	—	—	—	1,417.0
Common stock dividends ($0.07 per share)	—	(12.5)	—	—	—	(12.5)
Balance at September 30, 2022	$1.8	$2,850.2	$(1,154.4)	$(79.0)	$—	$1,618.6
____________________
(1)During the three and nine months ended September 30, 2022, the Company issued 51,577,307 and 52,039,485 shares of common stock upon the exercise of stock options, vesting of restricted stock units, Elkay merger, and for other common stock awards, respectively.
(2)Non-controlling interest through the Spin-Off Transaction represented a 5% non-controlling interest in a PMC joint venture relationship. The Company has no remaining non-controlling interest subsequent to the Spin-Off Transaction.

(3)Refer to Note 2, Acquisitions for additional information regarding the Elkay acquisition.
Prior year amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4 Discontinued Operations for further detail.
Share Repurchase Program
    During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company repurchased 22,300 shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. The repurchased shares were canceled by the Company upon receipt. A total of approximately $162.8 million of the existing authority remained under the Repurchase Program at September 30, 2022.
9. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2022, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
Other comprehensive loss before reclassifications	(4.1)	—	(4.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(4.1)	—	(4.1)
Balance at September 30, 2022	$(75.0)	$(4.0)	$(79.0)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2022. The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2021 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021	Income Statement Line
Pension and other postretirement plans
Amortization of prior service credit	$—	$(0.2)	Other income (expense), net
Provision for income taxes	—	—
Total net of tax	$—	$(0.2)
10. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2022	December 31, 2021
Finished goods	$282.6	$169.1
Work in progress	18.5	5.1
Raw materials	107.4	14.6
Inventories at First-in, First-Out ("FIFO") cost	408.5	188.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(8.3)	(4.3)
	$400.2	$184.5

11. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the nine months ended September 30, 2022, are presented below (in millions):

Net carrying amount as of December 31, 2021	$254.1
Currency translation adjustments	(3.0)
Acquisition (1)	505.0
Purchase accounting adjustments (1)	(1.3)
Net carrying amount as of September 30, 2022	$754.8
(1)Refer to Note 2, Acquisitions for additional information regarding the acquisition and purchase accounting adjustments.
    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2022 and December 31, 2021 are as follows (in millions):

		September 30, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.5	$(22.5)	$3.0
Customer relationships (including distribution network)	16 years	1,040.8	(285.1)	755.7
Tradenames	19 years	180.2	(6.8)	173.4
Intangible assets not subject to amortization - trademarks and tradenames		87.0	—	87.0
Total intangible assets, net	16 years	$1,333.5	$(314.4)	$1,019.1

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$24.9	$(22.4)	$2.5
Customer relationships (including distribution network)	15 years	351.1	(269.1)	82.0
Tradenames	13 years	11.5	(4.0)	7.5
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$474.6	$(295.5)	$179.1
    Intangible asset amortization expense totaled $14.5 million and $5.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Intangible asset amortization expense totaled $19.1 million and $17.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Customer relationships acquired during the year ended December 31, 2021 were assigned a weighted-average useful life of 10 years. Customer relationships and tradenames acquired during the nine months ended September 30, 2022 were assigned weighted average useful lives of 16 years and 20 years , respectively.
    Based on preliminary purchase accounting, the Company expects to recognize amortization expense on the intangible assets subject to amortization of $33.6 million in the year ending December 31, 2022 (inclusive of the $19.1 million of amortization expense recognized in the nine months ended September 30, 2022), $58.1 million in 2023, $58.1 million in 2024, $58.0 million in 2025, $57.9 million in 2026 and $57.9 million in 2027.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2022	December 31, 2021
Commissions	$11.6	$8.1
Current portion of operating lease liability	8.3	6.1
Income taxes payable	1.4	2.1
Legal and environmental	2.3	3.0
Product warranty (1)	5.5	1.3
Restructuring and other similar charges (2)	11.2	2.4
Risk management (3)	16.6	11.3
Sales rebates	58.2	38.6
Tax indemnities	20.7	21.9
Taxes, other than income taxes	2.9	1.8
Other	11.1	9.8
	$149.8	$106.4
____________________
(1)See more information related to the product warranty obligations within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(3)     Includes projected liabilities related to losses arising from automobile, general and product liability claims.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2022	December 31, 2021
Term loan (1)	$536.3	$539.2
Finance leases (2)	0.7	0.3
Total	537.0	539.5
Less current maturities	5.7	5.6
Long-term debt	$531.3	533.9
____________________
(1)Includes unamortized debt issuance costs of $9.6 million and $10.8 million at September 30, 2022 and December 31, 2021, respectively.
(2)Refer to Note 18, Leases, for further information regarding leases.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of September 30, 2022, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.

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
The Term Loan bears interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of LIBOR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.61 to 1.00 as of September 30, 2022, as such, the Company expects the applicable margin for LIBOR borrowings to decrease by 0.25% to 2.00% on a go forward basis.
At September 30, 2022 and for the nine months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 5.39% and 4.41%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Borrowings under the Revolving Credit Facility bear interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of LIBOR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.61 to 1.00 as of September 30, 2022. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
At September 30, 2022 and December 31, 2021, there were no amounts borrowed under the Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, $7.6 million and $6.1 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
Finance Leases and Other Subsidiary Debt
At September 30, 2022 and December 31, 2021, the Company had finance lease obligations of $0.7 million and $0.3 million, respectively. See Note 18, Leases for further information regarding leases.
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
    The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in millions):

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$—	$10.8	$—	$10.8
Deferred compensation plan liabilities	11.3	—	—	11.3

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.9	$14.4	$—	$15.3
Deferred compensation plan liabilities	16.3	—	—	16.3
There were no transfers of assets between levels at September 30, 2022 and December 31, 2021, respectively.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2022 and December 31, 2021, due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2022 and December 31, 2021, was approximately $539.1 million and $552.4 million, respectively. The fair value is based on quoted market prices for the same instruments.
Acquisition Method of Accounting
The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of the Elkay purchase price are discussed below.
Inventories - Acquired inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.
Property, Plant and Equipment - The preliminary fair value of property, plant, and equipment was determined based on assumptions that market participants would use in pricing an asset.
Leases, including Right-Of-Use ("ROU") Assets and Lease Liabilities - Lease liabilities were measured as of the acquisition date at the present value of future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the acquisition date. ROU assets recorded are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term was based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.

Identifiable Intangible Assets - The fair value estimates of the identifiable intangible assets are based upon assumptions that market participants would use in pricing an asset. The preliminary fair value and weighted average useful life of the identifiable intangible assets are as follows (in millions):

	Fair Value	Weighted Average Useful Life (in years)
Trade name (1)	$168.7	20
Customer relationships (2)	691.8	16
Fair value of intangible assets acquired	860.5
____________________
(1)The Elkay trade name was valued using the relief from royalty method, which considers both the market approach and the income approach.
(2)The fair value of customer relationships was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from Elkay's existing customer base.
Deferred Income Tax Assets and Liabilities - The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of the Elkay business’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides.
Other Assets Acquired and Liabilities Assumed (excluding Goodwill) - The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.
Goodwill - The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Elkay. The goodwill created in the acquisition is not expected to be deductible for tax purposes.
15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance at beginning of period	$1.3	$1.2
Acquired obligations	3.4	—
Charged to operations	2.8	1.2
Claims settled	(2.0)	(1.0)
Balance at end of period	$5.5	$1.4
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

    Certain Company subsidiaries are subject to asbestos litigation. As of September 30, 2022, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
    As of September 30, 2022, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $66.0 million, of which Zurn expects its insurance carriers to pay approximately $49.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $66.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the condensed consolidated balance sheets.
    Management estimates that its available insurance to cover this potential asbestos liability as of September 30, 2022 is in excess of the ten year estimated exposure, and accordingly, believes that all current claims are covered by insurance.
    As of September 30, 2022, the Company had a recorded receivable from its insurance carriers of $66.0 million, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in insurance for asbestos claims within the condensed consolidated balance sheets.
16. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pension Benefits:
Service cost	$—	$0.2	$—	$0.4
Interest cost	2.1	3.7	6.4	11.2
Expected return on plan assets	(2.4)	(4.9)	(7.2)	(14.7)
Net periodic benefit cost	$(0.3)	$(1.0)	$(0.8)	$(3.1)
Other Postretirement Benefits:
Interest cost	$0.1	$—	$0.2	$0.2
Amortization:
Prior service credit	—	—	—	(0.2)
Net periodic benefit cost	$0.1	$—	$0.2	$—
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
    During the nine months ended September 30, 2022 and September 30, 2021, the Company made contributions of $1.0 million and $1.9 million, respectively, to its qualified pension plan trusts. In addition, during the nine months ended September 30, 2022, the Company liquidated a defined benefit plan acquired in the Elkay Merger with a $17.3 million cash payment to the participants. The Company has no future obligations under the Elkay defined benefit plan following this cash payment.
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

17. Stock-Based Compensation
    The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended September 30, 2022 and September 30, 2021, the Company recognized $7.8 million and $7.0 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company recognized $15.5 million and $23.2 million of stock-based compensation expense, respectively.
During the nine months ended September 30, 2022, the Company granted the following restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	98,718	$9.85
Restricted stock units	382,582	$28.91
Performance stock units	177,724	$30.91
Common stock	47,966	$28.40
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

    ROU assets and lease liability balances recorded on the condensed consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	September 30, 2022	December 31, 2021
Assets:
Operating ROU assets	Other assets	$58.7	$14.1
Finance ROU assets	Property, plant and equipment, net (1)	0.9	0.5
Total ROU assets		$59.6	$14.6

Liabilities:
Current
Operating	Other current liabilities	$8.3	$6.1
Finance	Current maturities of debt	0.2	0.1
Non-current
Operating	Operating lease liability	51.2	8.9
Finance	Long-term debt	0.5	0.2
Total lease liabilities		$60.2	$15.3
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.
    The components of lease expense reported in the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expenses (1)	$3.4	$1.5	$6.5	$4.6
Finance lease expenses:
Depreciation of finance ROU assets (1)	0.1	—	0.1	0.1
Interest on lease liabilities (2)	—	—	—	—
Total finance lease expense	0.1	—	0.1	0.1
Variable and short-term lease expense (1)	1.7	0.8	4.0	2.6
Total lease expense	$5.2	$2.3	$10.6	$7.3
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of September 30, 2022 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2022 (through December 31, 2022)	$3.2	$0.1
2023	12.2	0.3
2024	10.1	0.2
2025	7.4	0.2
2026	6.9	—
Thereafter	47.4	—
Total future minimum lease payments	87.2	0.8
Less: imputed interest	(26.2)	(0.1)
Total lease liabilities	$61.0	$0.7
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

    The weighted-average remaining lease terms and discount rates for leases are as follows:

	Nine Months Ended
Lease Term and Discount Rate	September 30, 2022	September 30, 2021
Weighted-average remaining lease terms (years):
Operating leases	10.2	3.0
Finance leases	3.3	3.5
Weighted-average discount rate:
Operating leases	6.5%	3.4%
Finance leases	5.2%	3.4%
    Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating cash flows from operating leases	$6.5	$4.8
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	0.1	0.1

    ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating leases	$51.3	$0.4
Finance leases	$0.5	$0.1

19. Subsequent Events
On October 20, 2022, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.07 per-share to be paid on December 7, 2022, to stockholders of record as of November 18, 2022.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
As previously disclosed, on July 1, 2022, we completed our combination with Elkay Manufacturing Company (“Elkay”) through the merger of Elkay with and into a newly created subsidiary of the Company, with Elkay surviving as a wholly owned subsidiary of Zurn Elkay (the “Merger” or "Elkay Transaction"). In conjunction with the Merger, we changed our name from Zurn Water Solutions Corporation to Zurn Elkay Water Solutions Corporation. Our results of operations include the acquired operations subsequent to July 1, 2022. See Item 1, Note 2, Acquisitions, for additional information on the Elkay Transaction.
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
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2021 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2022, and during the period from January 1, 2022 through September 30, 2022, there has been no material change to this information.
Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Acquisitions
On July 1, 2022, we completed the Elkay Merger for a preliminary purchase price of $1,462.9 million. Elkay, a market leader of commercial sinks and drinking water solutions, complements our existing product portfolio. The preliminary purchase price includes $1,417.0 million of our common stock based on the closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's existing term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents balance at the time of closing. Pursuant to the Merger Agreement, we issued 51,564,524 shares of common stock, $0.01 par value per share, of our common stock, which represented approximately 29% of the 177,746,770 outstanding shares of our common stock immediately following the Merger closing. The total shares of our common stock issued is preliminary and subject to change upon finalization of customary post-closing adjustments with respect to cash, indebtedness and working capital. We incurred transaction-related costs of approximately $33.7 million for the three and nine months ended September 30, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in our condensed consolidated statements of operations.

On November 17, 2021, we completed the acquisition of the Wade Drains business ("Wade Drains") from McWane, Inc. for a cash purchase price of $12.6 million, excluding transaction costs and net of cash acquired. During the nine months ended September 30, 2022, we received a $1.1 million cash payment from the sellers of Wade Drains in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Wade Drains manufactures a wide range of specified commercial plumbing products for customers across North America and complements our existing flow systems product portfolio.
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
Spin-Off of Process & Motion Control Segment
On October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation. During the nine months ended September 30, 2022, we received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the period ended September 30, 2021 has not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 1, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$—	$327.5	$—	$973.0
Cost of sales	—	(204.5)	—	(598.5)
Selling, general and administrative expenses	—	(61.0)	—	(184.2)
Restructuring and other similar charges	—	(1.3)	—	(2.1)
Amortization of intangible assets	—	(3.3)	—	(9.9)
Interest expense, net	—	(1.1)	—	(4.1)
Other non-operating income, net	—	3.9	—	5.3
Income from discontinued operations before income tax	—	60.2	—	179.5

Income tax (provision) benefit	—	(12.2)	0.8	(39.0)
Equity method investment income	—	—	—	0.3
Non-controlling interest income	—	—	—	0.2
Income from discontinued operations, net of tax	$—	$48.0	$0.8	$140.6
Restructuring and Other Similar Costs
    During the three and nine months ended September 30, 2022, we executed various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying our footprint to reflect changes in the markets we serve and the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on our overall manufacturing capacity, and refining our overall product portfolio. For the three and nine months ended September 30, 2022, restructuring charges totaled $11.7 million and $13.1 million, respectively. For the three and nine months ended September 30, 2021, restructuring charges totaled $0.7 million and $1.6 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Net Sales	$417.7	$229.7	$188.0	81.8%
Net sales were $417.7 million and $229.7 million during the three months ended September 30, 2022 and September 30, 2021, respectively, an increase of 82% year-over-year. Excluding a 67 % increase in sales associated with our combination with Elkay and prior year acquisition of Wade Drains and a 1% decrease in sales associated with foreign currency translation, core sales increased 16% year-over-year as nearly all of our product categories, with the exception of products sold into the residential end market, contributed to the sales growth.
Income (loss) from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
(Loss) income from operations	$(10.1)	$32.5	$(42.6)	(131.1)%
% of net sales	(2.4)%	14.1%	(16.6)%
During the three months ended September 30, 2022, we generated a loss from operations of $(10.1) million compared to income from operations of $32.5 million during the three months ended September 30, 2021. The year-over-year change is primarily the result of transaction related costs related to the Elkay Merger and higher intangible asset and other acquisition related amortization and restructuring costs following our combination with Elkay. These costs were partially offset by the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings.
Interest expense, net
    Interest expense, net was $8.0 million for the three months ended September 30, 2022, compared to $9.9 million for the three months ended September 30, 2021. The decrease in interest expense as compared to the prior year period is primarily a result of the lower outstanding borrowings following the Spin-Off Transaction refinancing, partially offset by a higher year-over-year interest rate. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
    Other income (expense), net for the three months ended September 30, 2022 and 2021, was $0.6 million and $(0.8) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.
Provision for income taxes
The income tax provision was $1.6 million for the three months ended September 30, 2022, compared to $5.7 million for the three months ended September 30, 2021. The effective income tax rate for the three months ended September 30, 2022 was (9.1)% versus 26.1% for the three months ended September 30, 2021. The income tax provision recognized on the loss from operations for the three months ended September 30, 2022 was primarily due to non-deductible transactions costs associated with the Merger, the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the reduction in the valuation allowance associated with certain state net operating loss ("NOL") carryforwards. The effective income tax rate for the three months ended September 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.

On a quarterly basis, we review and analyze our valuation allowances associated with deferred tax assets relating to certain foreign and state net operating loss carryforwards as well as U.S. federal and state capital loss carryforwards. In conjunction with this analysis, we weigh both positive and negative evidence for purposes of determining the proper balances of such valuation allowances. Future changes to the balances of these valuation allowances, as a result of our continued review and analysis, could impact the financial statements for such period of change.

Net (loss) income attributable to Zurn Elkay common stockholders
    Net loss attributable to Zurn Elkay common stockholders for the three months ended September 30, 2022, was $19.1 million compared to net income of $64.1 million for the three months ended September 30, 2021. Diluted net (loss) income per share attributable to Zurn Elkay common stockholders for the three months ended September 30, 2022 and September 30, 2021, was $(0.11) and $0.51, respectively. The year over year change is the result of the PMC operations classified as discontinued operations in the prior year and the other factors described above. Net income from discontinued operations, net of tax, was $0.0 million for the three months ended September 30, 2022 compared to $48.0 million for the three months ended September 30, 2021. Diluted net income per share from discontinued operations for the three months ended September 30, 2022 and September 30, 2021, was $0.00 and $0.38, respectively.

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021:
Net sales
(Dollars in Millions)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Net Sales	$941.5	$678.6	$262.9	38.7%
Net sales were $941.5 million during the nine months ended September 30, 2022, an increase of 39% year over year. Excluding a 24% increase in sales associated with our combination with Elkay and prior year acquisition of Wade Drains, core sales increased 15% year over year as nearly all of our product categories contributed to the sales growth.
Income from operations
(Dollars in Millions)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Income from operations	87.3	93.8	(6.5)	(6.9)%
% of net sales	9.3%	13.8%	(4.6)%
Income from operations was $87.3 million during the nine months ended September 30, 2022, or 9.3% of net sales. The year over year change is primarily the result of transaction related costs related to the Elkay merger and higher intangible asset and other acquisition related amortization and restructuring costs following our combination with Elkay as well as higher year-over-year costs within transportation and material inputs. These costs were partially offset by the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings.
Interest expense, net
    Interest expense, net was $18.0 million during the nine months ended September 30, 2022, compared to $29.6 million during the nine months ended September 30, 2021. The decrease in interest expense as compared to the prior year period is primarily a result of the lower outstanding borrowings following the Spin-Off Transaction refinancing, partially offset by a higher year over year interest rate. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
    Other income (expense), net during the nine months ended September 30, 2022 and 2021 was $0.3 million and $(0.9) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans.

Provision for income taxes
The income tax provision was $22.9 million for the nine months ended September 30, 2022, compared to $16.6 million for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 32.9% versus 26.2% for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to non-deductible transactions costs associated with the Merger, the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction in the valuation allowance associated with certain state NOL carryforwards. The effective income tax rate for the nine months ended September 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.

Net income attributable to Zurn Elkay common stockholders

Net income attributable to Zurn Elkay common stockholders for the nine months ended September 30, 2022, was $47.5 million compared to $187.3 million for the nine months ended September 30, 2021. Diluted net income per share attributable to Zurn Elkay common stockholders for the nine months ended September 30, 2022 and September 30, 2021, was $0.33 and $1.50, respectively. The year-over-year change is the result of the PMC operations classified as discontinued operations in the prior year and the other factors described above. Net income from discontinued operations, net of tax, was $0.8 million for the nine months ended September 30, 2022 compared to $140.6 million for the nine months ended September 30, 2021. Diluted net income per share from discontinued operations for the nine months ended September 30, 2022 and September 30, 2021, was $0.01 and $1.13, respectively.

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
Core sales
    Core sales excludes the impact of acquisitions (such as the Wade Drains and Elkay acquisitions), divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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

Adjusted EBITDA
    Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income attributable to Zurn Elkay common stockholders in the nine months ended September 30, 2022, of $47.5 million and Adjusted EBITDA for the same period of $200.0 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
    Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to comply with a maximum total net leverage ratio of 5.00 to 1.00 as of the end of each fiscal quarter. At September 30, 2022, our net leverage ratio was 1.61 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
    “Adjusted EBITDA” is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table below. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. It is also provided to aid investors in understanding our compliance with our debt covenants. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA adds back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
    In addition, certain of these excluded expenses can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.
    The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2022, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

    Set forth below is a reconciliation of net income attributable to Zurn Elkay common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended September 30, 2021	Twelve months ended December 31, 2021	Nine months ended September 30, 2022	Twelve months ended September 30, 2022
Net income (loss) attributable to Zurn Elkay common stockholders	$187.3	$120.9	$47.5	$(18.9)
Income (loss) from discontinued operations, net of tax (1)	(140.6)	(71.2)	(0.8)	68.6
Provision for income taxes	16.6	2.7	22.9	9.0
Actuarial gain on pension and postretirement benefit obligations	—	(1.2)	—	(1.2)
Other expense (income), net (2)	0.9	0.7	(0.3)	(0.5)
Loss on the extinguishment of debt	—	20.4	—	20.4
Interest expense	29.6	34.7	18.0	23.1
Depreciation and amortization	24.6	32.7	30.9	39.0
EBITDA	118.4	139.7	118.2	139.5
Adjustments to EBITDA
Restructuring and other similar charges (3)	1.6	3.7	13.1	15.2
Stock-based compensation expense	23.2	37.5	15.5	29.8
Merger costs (4)	—	—	33.7	33.7
LIFO expense (5)	6.9	14.1	4.0	11.2
Acquisition-related fair value adjustment	0.6	0.8	15.2	15.4
Other, net (6)	—	—	0.3	0.3
Subtotal of adjustments to EBITDA	32.3	56.1	81.8	105.6
Adjusted EBITDA	$150.7	$195.8	$200.0	$245.1
Pro forma adjustment for acquisitions (7)				52.3
Pro forma Adjusted EBITDA				297.4
Consolidated indebtedness (8)				$478.7
Total net leverage ratio (9)				1.61
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
(4)Merger costs is comprised of costs associated with legal and other professional services incurred in connection with completing the merger with Elkay, which are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(6)Other, net consists of gains and losses on the disposition of long-lived assets.
(7)Represents a pro forma adjustment to include Adjusted EBITDA related to the acquisition of Wade Drains and Elkay, which was permitted by our credit agreement. The pro forma adjustment includes the period from October 1, 2021, through the date of the Wade Drains and Elkay acquisitions. See Item 1, Note 2, Acquisitions for more information.
(8)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $58.3 million (as defined by the credit agreement) at September 30, 2022.
(9)Our credit agreement defines the total net leverage ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
    Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $200.0 million under our revolving credit facility.
    As of September 30, 2022, we had $71.9 million of cash and cash equivalents and $192.4 million of additional borrowing capacity. As of September 30, 2022, the available borrowings under our credit facility were reduced by $7.6 million due to outstanding letters of credit. As of December 31, 2021, we had $96.6 million of cash and cash equivalents and approximately $193.9 million of additional borrowing capacity under our revolving credit facility.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We believe this resource is adequate for our expected needs.
Cash Flows
    Cash flows for the period ended September 30, 2021 include our continuing operations and discontinued operations for the entire period, while the period ended September 30, 2022 only includes the cash flows associated with continuing operations. Refer to Item 1, Note 4, Discontinued Operations for further information.
Cash provided by operating activities was $12.6 million and $245.8 million during the nine months ended September 30, 2022 and 2021, respectively. The change in year-over-year operating cash flows was primarily the result of higher trade working capital and the impact of timing of payments on accounts payable and accrued expenses, including the payment of merger related costs in connection with the acquisition of Elkay during the nine months ended September 30, 2022. In addition, cash provided by operating activities for the nine months ended September 30, 2021 includes cash flows associated with our discontinued operations that are not included in the nine months ended September 30, 2022.
    Cash used for investing activities was $12.8 million during the nine months ended September 30, 2022 and $6.5 million during the nine months ended September 30, 2021. Investing activities during the nine months ended September 30, 2022, included $4.3 million of capital expenditures and net cash payments of $44.8 million in connection with acquisitions, which were partially offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Translation and the receipt of $1.3 million in connection with the sale of certain long-lived assets. Investing activities during the nine months ended September 30, 2021, primarily included $21.6 million of capital expenditures and net cash payments of $3.4 million in connection with our acquisition of ATS GREASEwatch and our 2020 acquisition of Hadrian, partially offset by the receipt of $18.5 million in connection with the sale of certain long-lived assets associated with our discontinued operations.
    Cash used for financing activities was $23.1 million during the nine months ended September 30, 2022, compared to $13.1 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we utilized a net $4.4 million of cash for payments on outstanding debt and $20.1 million for the payment of common stock dividends, which was partially offset by $1.4 million of proceeds from the exercise of stock options, net of taxes withheld and paid on employees' share-based awards. During the nine months ended September 30, 2021, we utilized $1.7 million of cash for payments on outstanding debt, $32.6 million for the payment of common stock dividends and $0.9 million to repurchase common stock, which was partially offset by $22.1 million of cash proceeds from the exercise of stock options, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
    As of September 30, 2022, we had $537.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2022	Current Maturities of Debt	Long-term Portion
Term loan (1)	$536.3	$5.5	$530.8
Finance leases	0.7	0.2	0.5
Total	$537.0	$5.7	$531.3
___________________________________________
(1)Includes unamortized debt issuance costs of $9.6 million at September 30, 2022.
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
    We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2022, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
As discussed above, on July 1, 2022, we completed the Elkay Merger. As part of our ongoing integration of the Elkay business, we continue to incorporate our controls and procedures into the acquired business and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

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

Risks Related to the Merger with Elkay

We recorded substantial goodwill and other intangible assets as a result of the Merger that could become impaired and result in material non-cash charges to our results of operations in the future.
We account for the Merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Elkay and its subsidiaries have been recorded, as of the completion of the Merger, at their respective fair values. Our reported financial condition and results of operations for periods after completion of the Merger reflect Elkay’s balances and results after completion of the Merger but have not been restated retroactively to reflect the historical financial position or results of operations of Elkay and its subsidiaries for periods prior to the Merger.
Under the acquisition method of accounting, the total purchase price was allocated to Elkay’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values, if any, was recorded as goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
We may be unable to successfully integrate Elkay’s business into our business or achieve the anticipated benefits of the Merger.
The success of the Merger depends, in part, on our ability to realize the anticipated benefits and cost savings from adding Elkay’s businesses, and we cannot assure successful integration or realization of the anticipated benefits of the Merger. Potential difficulties that may be encountered in the integration process which may result in Zurn Elkay performing differently than expected include, among others:
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
Following the Merger, the size of our business has increased significantly beyond its previous size. Our future success will depend, in part, on our ability to manage this expanded business, resulting in risks and uncertainties, including the need to efficiently and timely integrate the operations and business of Elkay, to combine systems and management controls, and to integrate relationships with customers, vendors and business partners.
The market price of Zurn Elkay Common Stock following the Merger may be affected by different or additional factors.
Zurn’s businesses differ somewhat from Elkay's which may cause the results of operations of Zurn following the Merger to be affected differently by economic, market and other factors.

Sales of substantial amounts of the Zurn Elkay Common Stock in the open market by the former Elkay stockholders could depress the trading price of our common stock.
The former Elkay stockholders may wish to dispose of some or all of the Zurn Elkay Common Stock that they received in the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our Common Stock, may adversely affect the trading price of our Common Stock.
Certain former stockholders of Elkay have registration rights, the exercise of which could adversely affect the market price of our Common Stock.
In connection with the Merger, the Company and certain stockholders of Elkay entered into a Registration Rights Agreement, pursuant to which such stockholders have a right to demand registration of one public offering within the first three years after the closing of the Merger, subject to certain minimum and maximum thresholds and other customary conditions. The existence and potential or actual exercise of such rights could adversely impact the market price of our Common Stock.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. The Company did not repurchase any shares during the three months ended September 30, 2022. A total of approximately $162.8 million of the existing repurchase authority remained under the Repurchase Program at September 30, 2022.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1
Registration Rights Agreement, dated as of July 1, 2022, by and between Zurn and certain stockholders of Elkay party thereto (includes amendments to the Standstill and Lock-Up Agreements, dated as of February 12, 2022, between the Company and certain former stockholders of Elkay)*

10.2
Amendment No. 1 to Fourth Amended and Restated First Lien Credit Agreement, dated as of July 1, 2022, by and between ZBS Global, Inc., Zurn Holdings, Inc., Zurn LLC, Elkay and the other loan parties party thereto*

10.3	Zurn Elkay Water Solutions Corporation Performance Incentive Plan (as amended and restated)*

10.4	Schedule of Compensation and Stock Ownership Guidelines for Outside Members of the Board, effective July 2022	X

10.5	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors Under the Performance Incentive Plan	X

10.6	Form of Restricted Stock Unit Election Agreement (RSUs in Lieu of Cash Fees) for Directors Under the Performance Incentive Plan	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X
*Incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K, dated July 1, 2022.

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	October 25, 2022	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer