Form 10-K
period 2022-12-31
Zurn Elkay Water Solutions Corp
filed 2023-02-14
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the shares of common stock (based upon the $27.10 closing price on the New York Stock Exchange on June 30, 2022, the last trading day of the registrant's second fiscal quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $3.4 billion.
As of February 10, 2023, there were 176,070,160 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about May 4, 2023, which Proxy Statement will be subsequently filed.

PART I

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD
Following the end of our fiscal year ended March 31, 2020, we transitioned to a December 31 fiscal year-end date. As a result, this report on Form 10-K includes financial information for the transition period from April 1, 2020 through December 31, 2020 (the “Transition Period”). Prior to the Transition Period, our fiscal year was the year ending on March 31 of the corresponding calendar year. For example, our fiscal year 2020, or fiscal 2020, was the period from April 1, 2019, to March 31, 2020. Our fiscal 2021 commenced on January 1, 2021 and includes the period from January 1, 2021 to December 31, 2021. Within this report, we compare the financial results for fiscal 2021, which are audited, with the financial results for the twelve month period ended December 31, 2020, which are unaudited.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This report includes "forward-looking statements" within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in Items 1, 1A and 7 of this report. When used in this report, the words "estimates," "expects," "anticipates," "projects," "forecasts," "plans," "believes," "foresees," "seeks," "likely," "may," "might," "will," "should," "goal," "target" or "intends" and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:
•changes in economic and business conditions, generally and, in particular, changes in commercial and institutional building construction activity and in other cyclical industries;
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
•the loss of any significant customer;
•increased competition;
•dependence on independent distributors and independent sales representatives;
•reliance on intellectual property;
•loss of key personnel and a failure to effectively manage human capital resources;
•legislative, regulatory and legal developments involving taxes;
•the costs of compliance and/or the imposition of liabilities under environmental, climate, health and safety laws and regulations;
•impact of weather on the seasonality of the demand for our products;
•impact of climate change on our operations and demand for our products;
•the costs associated with asbestos claims and other potential product liability;
•changes in technology and manufacturing techniques;
•changes in laws and regulations, or the interpretation or enforcement thereof, including laws and regulations addressing climate change, environmental matters and the transition to a reduced-carbon economy;
•terrorism, conflicts, wars, and other events outside our control;
•changes in pension funding requirements;

•the impact of our indebtedness;
•the effects of an infectious disease outbreak on our business, financial condition, employees, customers, distributors and supply chain, including the impact related to governmental actions; an infectious disease outbreak may, among other impacts, heighten the effects on our business, results of operations and financial condition of the other risk factors identified herein;
•the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;
•our access to available and reasonable financing on a timely basis;
•work stoppages by unionized employees;
•potential impairment of goodwill and intangible assets; and
•the other factors described in this report, including those discussed in "Risk Factors" in Part I, Item 1A.
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

ITEM 1. BUSINESS.
Overview
As previously disclosed, on February 12, 2022, Zurn Water Solutions Corporation ("Zurn") entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zurn, Elkay, Zebra Merger Sub, Inc., a wholly owned subsidiary of Zurn (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay, providing for the merger of Elkay with and into Merger Sub, with Elkay surviving as a wholly owned subsidiary of Zurn (the “Merger”). On July 1, 2022, the Merger was completed following which we changed our name to “Zurn Elkay Water Solutions Corporation” (“Zurn Elkay”, "we", "us", "our", or the “Company”). Shares of our common stock continue to trade on the New York Stock Exchange under the ticker symbol “ZWS”.
Also, as previously disclosed, on October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into shares of Regal Rexnord Corporation. Following completion of the Spin-Off Transaction, we changed our name to “Zurn Water Solutions Corporation” and the ticker symbol for our shares of common stock trading on the New York Stock Exchange was changed to “ZWS”.
Prior to the completion of the Spin-Off Transaction our business consisted of two platforms: Process & Motion Control and Water Management. Following the Spin-Off Transaction, the operating results and financial position of the Process & Motion Control platform are reported as discontinued operations within our consolidated financial statements and we operate as a single Water Management platform.
Following the completion of the Spin-Off Transaction and the Merger with Elkay, Zurn Elkay is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Our heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Elkay Business System (“ZEBS”), described below, is our operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Zurn Elkay is a leading provider of specification-driven water management solutions to the multi-billion dollar construction market of primarily commercial and institutional buildings and to a lesser extent to the waterworks and residential construction markets.
    Our strategy is to build Zurn Elkay around a strategic platform that participates in end markets with sustainable growth characteristics where we are, or have the opportunity to become, the industry leader. We have a track record of acquiring and integrating companies and expect to continue to pursue strategic acquisitions that will broaden our product lines, allow us to move into adjacent markets and expand our geographic presence.
The demand for our products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new infrastructure and residential construction. With our broad portfolio of products, we believe we have become a market leader in the industry by developing innovative products that meet stringent third-party regulatory, building, and plumbing code requirements and by subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs ZEBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business, and which includes our "Voice of the Customer" process to promote superior customer satisfaction. Our physical footprint encompasses 40 principal manufacturing and warehouse facilities located primarily in North America.

ZEBS
ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business. ZEBS is based on the following principles: (1) strategy deployment (a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities); (2) measuring our performance based on customer satisfaction, or the "Voice of the Customer;" (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement and the concepts around 80/20 simplification. We believe applying ZEBS can yield superior growth, quality, delivery and operating costs relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we have applied ZEBS over the past several years, we have experienced improvements in growth, productivity, cost reduction and asset efficiency and believe there are opportunities to continue to improve our performance as we continue to apply ZEBS.
Our Business
Zurn Elkay designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of specification-driven water management solutions to promote health, provide clean drinking water, conserve and protect natural resources and help keep people safe. Our product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Our products are marketed and sold under widely recognized brand names, including Zurn®, Elkay®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.com™, JUST®, Hadrian®, Wade®, and Halsey Taylor®.
Over the past century, Zurn Elkay has established itself as an innovator and leading designer, manufacturer and distributor of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water as well as human hygiene to and within institutional and commercial buildings and, to a lesser extent, for waterworks and residential applications. The institutional construction end users include education, healthcare, and government segments. The commercial construction end users includes office, warehouse, lodging, retail, dining, and sports arenas segments. The waterworks end users include, municipal water and wastewater and transportation segments. The demand for our products is primarily driven by new commercial and institutional building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new waterworks and residential construction.
Our products are principally specification-driven given their technical design and ability to meet certain performance characteristics. They deliver superior value to building owners, positively impact the environment and human health and hygiene and reduce product installation time while meeting the stringent county-specific regulatory, building, and plumbing code requirements. These stringent testing and regulatory approval processes are completed principally through the Foundation for Cross-Connection Control and Hydraulic Research at the University of Southern California, the International Association of Plumbing and Mechanical Officials ("IAPMO"), the National Sanitation Foundation ("NSF"), ASTM International ("ASTM"), the Plumbing and Drainage Institute ("PDI"), Underwriters Laboratories ("UL"), Factory Mutual ("FM") and the American Waterworks Association ("AWWA") typically prior to the commercialization of our products. Our products are project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end-user loyalty for our products and allow us to achieve specification of our products into projects and applications and to maintain leading market shares in the majority of our product lines.
We utilize an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,070 independent sales representatives across 190 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products with project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money in both installation and over the life of the product for engineers, architects, contractors and builders, and has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe this model provides us with a competitive advantage as we can meet our customer demand with local inventory at significantly reduced lead times as compared with others in our industry.
Our Markets
We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that have been commoditized or in applications that do not require differentiation based on product quality, reliability and innovation. We serve a broad and diverse array of institutional, commercial and industrial end markets, and to a lesser extent waterworks and residential end markets, with solid fundamental long-term growth characteristics. We believe there continues to be long-term growth potential in our markets.

The markets in which we participate are relatively fragmented with competitors across a broad range of industries, sectors, and product lines. Although competition exists across all of our businesses, we do not believe that any one competitor directly competes with us across the breadth of all of our product lines. We believe our served markets are growing long term at relatively strong rates, and that the growing demand for water safety, conservation, hygienic solutions, availability of clean drinking water, and the elimination of plastic water bottles can potentially support market growth above that of overall United States industrial production. We believe that we can continue to grow our platform long term at rates above the growth rate of the overall market and the growth rate of our competition, by focusing our efforts and resources towards end markets that have above-average growth characteristics.
We believe the areas in which we compete are primarily tied to growth in commercial and institutional construction, as well as, to a lesser extent, waterworks. We believe these areas have significant long-term growth fundamentals. Historically, the commercial, institutional and waterworks construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in waterworks, commercial and institutional construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader waterworks, commercial, and institutional construction markets, as well as mitigate cyclical downturns in market growth.
The industry's specification-driven end-markets require manufacturers to work closely with building owners, local engineers, architects, contractors and builders to design specific applications on a project-by-project basis that meet specific local performance requirements as well as building owners' needs. As a result, building and maintaining relationships with owners, architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in these markets. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an owner, engineer, contractor, builder, or architect has specified our product with satisfactory results, they often will continue to use our products in future projects.

Our Products
Our products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features can create a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many of our products must meet stringent county, state or municipal-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, UL, FM, PDI and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, architects, contractors and builders. Among our leading brands are Zurn®, Elkay®, and Wilkins®.
Water Safety and Control Products
Our water safety and control products are sold under the Zurn® and Wilkins® brand names and encompass a wide range of valve and water distribution control products. Key valve products include backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These highly specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the IAPMO, NSF, UL and FM, they are sold into institutional, commercial, and residential new construction and retrofit applications as well as the fire protection, municipal water and wastewater and irrigation end markets.
Water control solutions that protect human health and gravity drainage products that protect the environment are sold under the Zurn® brand and are typically required in the early stages of a construction or retrofit project, when potable water and non-potable water control and drainage systems are installed. Water control products include PEX piping, valves, fittings and installation tools. PEX tubing is manufactured from cross-linked polyethylene and is designed for high temperature and pressure fluid distribution piping applications for both potable water and radiant heating systems in the residential and nonresidential construction industries. These systems are engineered to meet stringent NSF and ASTM standards helping water professionals provide safe and efficient building and site water management solutions.
Flow Systems Products
Flow systems products are commonly installed within a building or on a site to manage storm water and wastewater. Specification drainage products within flow systems include point drains (such as roof drains and floor drains), hydrants, fixture carrier systems, and chemical drainage systems that are used to control storm water, and process water and potable water in various institutional, commercial, industrial, civil and irrigation applications. Linear drainage systems are used to capture and direct storm water in a wide variety of institutional, commercial, industrial and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems and remote monitoring systems and are marketed under the Zurn® and Green Turtle® brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional foodservice operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities. Acid neutralization systems are primarily used in schools, hospitals and laboratories.
In fiscal 2021, we acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch"). ATS GREASEwatch, develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings.
In addition, we expanded our high-quality flow systems portfolio during fiscal 2021 with the acquisition of the Wade Drains ("Wade") product line from McWane, Inc. The acquisition of the Wade product line leverages Zurn Elkay’s existing expertise in flow systems to expand our market coverage and offer an additional brand of drainage and environmental products.
Hygienic and Environmental Products
Hygienic and environmental products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves and faucets. Zurn Elkay's hygienic and environmental products include primarily sensor-operated flush valves marketed under the Aquaflush®, AquaSense® and AquaVantage® brand names and heavy-duty commercial faucets marketed under the AquaSpec® brand name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® brand names. These products are commonly used in schools, hospitals, office buildings, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering institutional and commercial bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency, health and hygiene and assist in achieving compliance with certain water conservation requirements, and generate savings for building owners in new construction and retrofit bathroom fixture installations.
In 2020, we acquired Just Manufacturing Company ("Just Manufacturing") a leading manufacturer of stainless steel sinks and plumbing fixtures primarily used in institutional and commercial end markets. In addition, we acquired substantially all of the assets of Hadrian Manufacturing Inc. and 100% of the stock of Hadrian, Inc. (collectively “Hadrian”) a leading manufacturer of restroom partition systems and lockers primarily used in institutional and commercial end markets. The combination of World Dryer’s eco-friendly hand dryers, Just Manufacturing's stainless steel product portfolio, Hadrian’s partition systems and Zurn Elkay's water-efficient hygienic and environmental products allows us to deliver a bundle of products known as "BrightShield by Zurn" to our customers, what we believe is the most comprehensive hygienic and environmental content to new and existing buildings.
In fiscal 2022, we completed the merger with Elkay, a leading manufacturer and distributor of drinking water solutions and commercial and residential sinks. Elkay offers a wide array of sinks recognized for their design, durability and aesthetics. These products are commonly used in residential, hotel and lodging, office, retail, education, healthcare, transportation, recreation and leisure, public and industrial applications. Elkay's sinks are sold in various forms, with stainless steel representing the most popular, followed by quartz, fireclay-ceramic, cast iron, and other materials.
Drinking Water Products
With the Elkay Merger, we added a leading drinking water product line that includes an extensive collection of drinking water delivery products oriented around providing the cleanest, superior tasting water while improving overall water hygiene, accessibility and sustainability. Elkay’s water dispensing and filtration products, predominantly comprised of bottle filling stations, water fountains and water dispensers, are often plumbed directly into building water systems and required to comply with strict applicable codes and standards. Elkay's drinking water solutions are designed to meet or exceed facility needs and specifications of education, healthcare, hospitality, multifamily, municipal, office, retail and commercial facilities.
Acquisitions
Mergers and acquisitions are a critical part of the Zurn Elkay growth strategy. Our strategy is to grow strategically by acquiring leading companies in attractive markets with businesses that we believe will benefit from ZEBS to increase customer satisfaction, revenue growth and operating margins. In our last three fiscal years, we have completed several acquisitions focused on expanding our product portfolio and presence in the end markets we serve; those acquisitions are further described below. The respective purchase prices for these transactions are stated net of cash acquired and exclude transaction costs.

•July 1, 2022 - We completed the merger with Elkay for a preliminary purchase price of $1,462.9 million. The preliminary purchase price includes $1,417.0 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's existing term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents balance at the time of closing. The total number of shares of our common stock issued at closing was preliminary and subject to change upon finalization of customary post-closing adjustments with respect to cash, indebtedness and working capital. We expect that approximately 186,000 of these shares will be returned to us in the first half of calendar year 2023 as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. Elkay is a market leader of drinking water solutions and commercial sinks which complements the offerings of our existing product portfolio.
•November 17, 2021 - We expanded our high-quality flow systems portfolio with the acquisition of the Wade product line from McWane, Inc. for a cash purchase price of $12.6 million. During the twelve months ended December 31, 2022, we received a $1.1 million cash payment from the sellers of Wade in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Founded in 1865, Wade manufactures a wide range of specified commercial flow systems products for customers across North America. The acquisition leverages our existing expertise in flow systems to expand our market coverage and offer an additional brand of drainage and environmental products.
•April 16, 2021 - We acquired substantially all of the assets of ATS GREASEwatch for a cash purchase price of $4.5 million. ATS GREASEwatch develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings and complements our existing product portfolio.
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
Customers
Our water safety and control, flow systems products, hygienic and environmental, and drinking water products are sold for new construction, remodeling and retrofit applications to customers in commercial, institutional, waterworks and residential end markets and are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation and siteworks industries. Our independent sales representatives work with building owners, engineers, architects, and operators, contractors, and builders, to specify our water safety, quality, flow control and conservation products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with local market expertise to provide contractors with value-added service. We use approximately 1,070 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn®, Elkay® and Wilkins® benefit from strong brand recognition, which is enhanced by a strong propensity to replace "like-for-like" products.
Product Development
The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 150 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support.
Zurn Elkay has approximately 160 active patents in the United States and approximately 70 foreign active patents as of December 31, 2022. Product innovation is crucial in the commercial and institutional plumbing products markets because new products must continually be developed to meet specifications and regulatory demands as well as customer needs. Zurn Elkay's products are known in the industry for such innovation. Our innovation is focused on introducing products that provide incremental value to our end customer and help enable our customers achieve their sustainability goals by focusing innovation on products that save water, use less energy, and other sustainable attributes.
In fiscal 2018, we launched our digital strategy for a customer productivity platform based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Zurn Elkay's leading portfolio of products. Our secure online portal, plumbSMART™, allows for real-time insights from our Connected Products including wireless monitoring of usage trends, water consumption, possible issues and alerts through digitally-connected product solutions that can be retrofitted to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of their operations.
Suppliers and Raw Materials
The principal materials used in our manufacturing processes are commodities and components available from numerous sources. The key materials used in our manufacturing activities include: brass, castings, copper, zinc, stainless steel, forgings, plate steel, high-performance engineered plastic and resin. Our global sourcing strategy is to maintain alternate sources of supply for our important materials and components wherever possible.
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
Backlog
Our backlog of unshipped orders was approximately $42 million and $70 million as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, our backlog is all expected to ship during the year ending December 31, 2023. See Item 1A Risk Factors of this report for more information on the risks associated with backlog.
Seasonality
Demand for our products is primarily driven by institutional and commercial building activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts as well as waterworks expansion. Accordingly, weather has an impact on the seasonality of certain end markets. With the exception of our remodeling and retrofit opportunities, weather is an important variable as it significantly impacts construction. Spring and summer months in the United States and Canada represent the main construction season with increased construction in the institutional, commercial, and waterworks markets, as well as new housing starts. As a result, sales generally decrease slightly in the first and fourth quarters as compared to the second and third quarters of the calendar year.
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results have been, and in the future likely will be, negatively affected during economic downturns. See Item 1A Risk Factors of this report for information on the risks associated with general economic conditions.
Human Capital Management
As of December 31, 2022, we had approximately 2,700 employees, of whom approximately 2,000 were employed in the United States. Approximately 190 of our United States employees are represented by labor unions. We are currently party to four collective bargaining agreements in the United States with expiration dates in November 2023, October 2024, and June 2026. We believe we have a strong relationship with our employees, including those represented by labor unions.
Zurn Elkay strives to attract, retain and develop the talent necessary to meet our goals. Our Human Resources programs are designed to, among other aims, foster diversity and inclusion, develop talent for critical roles and leadership positions, reward and support associates through competitive compensation and benefits, and promote the health and safety of our associates.
Diversity and Inclusion: We are committed to fostering, cultivating and preserving a culture of diversity and inclusion where our associates are engaged and fulfilled. We recognize and value our associates for the unique perspectives they bring to Zurn Elkay – from different ages, ethnic and cultural backgrounds, sexual orientation, gender identity and expression, veteran status and abilities, including individuals who bring diverse opinions, experience and leadership styles to their work at Zurn Elkay. Inclusion is built into our key human resources programs and processes. We believe this collective diversity makes our business stronger.
Training and Talent Development: We are committed to having a workplace that fosters learning, development and innovation. Our leadership team conducts a robust program of employee engagement and we have invested in the personal and professional development of our employees. Each year all employees are trained on various policies and procedures along with matters specific to their respective roles within the organization. We monitor metrics to ensure the health of our company culture and alignment with our values and strategic business priorities. Each year, we survey our employees to better understand what matters most to them. We also strive to provide competitive compensation and benefits for our associates.
Health and Safety: The safety of our associates is a top priority. To be our best and maintain integrity in everything we do, we strive to provide associates with the right tools and resources. Through continual training and engaging associates and visitors in addressing safety issues, we have reduced our Total Recordable Incident Rate ("TRIR") by 24% when compared to the combined Zurn Elkay rate for calendar year 2021 and also reduced our Lost Time Incident Rate ("LTIR") by 38% over the same period. At 1.21 TRIR and 0.37 LTIR per 100 full-time workers, we are better than best-in-class benchmarks. We are also committed to improving the holistic health and well-being of our associates and have various programs in place to provide information, activities and support for assisting healthy choices.
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
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on a potentially responsible party ("PRP") for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and we have been named as a PRP in environmental matters and could be named in future matters.
We do not currently anticipate any significant additional expenditures related to maintaining compliance; however, due to the evolving nature of laws and regulations and changes thereto, there can be no assurance that current expenditures will be adequate or that violations will not occur.
Additional Information
The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (855) 480-5050. Our website address is www.zurn-elkay.com. We make available free of charge, on or through our website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, our website includes (i) the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and Environmental, Social and Governance Committee of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics. We will also post on our website any amendments to these documents, and information about any waivers granted to directors or executive officers with respect to our Code of Ethics. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS.
The risks described below are not the only risks facing Zurn Elkay. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. In addition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results. If any of these risks materialize, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
Strategic Risks
Economic and financial market weakness, as well as overall challenging market cycles, may particularly impact the markets we serve, and, as a result may adversely affect our financial condition or results of operations.
Our business operations may be adversely affected by volatility and weaknesses in the overall economy and financial markets. Weak, challenging or volatile economic conditions in the end markets, businesses or geographic areas in which we sell our products typically reduces demand for our products and results in a decrease in sales volume.
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and, to a lessor extent, the global economy generally. Some of the end markets we serve are highly cyclical, and some at times have experienced greater cyclicality than others. Any sustained weakness in demand or downturn or uncertainty in the economy, could materially reduce our net sales and profitability.
For example, sales to the construction industry are driven by trends in commercial, institutional, and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, employment rates, weather conditions, interest rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in commercial and residential construction, repair and remodeling sectors. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, tightened credit standards or increased unemployment could materially impact demand for and sales of our products and/or result in downward pressure on product pricing and our profit margins, any or all of which could adversely affect our financial results.
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
The markets we serve are highly competitive; an inability to effectively compete would adversely affect our business, financial condition and results of operations.
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
We compete against both large international and national rivals, as well as many regional competitors. Increased competition in any of the markets in which we operate could result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting our financial results. We cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.
If we are unable to effectively manage risks associated with changing technology, product innovation and new product development, manufacturing techniques, distribution channels and business continuity, we may be at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business and ability to compete effectively could suffer. We believe our customers rigorously evaluate their suppliers on a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our ongoing success depends on our ability to continue to meet our customers' changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Further, such new products and technologies may create additional exposure or risk. We cannot ensure that we can adequately protect our own technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure adequate insurance protection against such a loss.
We may be unable to realize intended benefits from our ongoing Supply Chain Optimization and Footprint Repositioning initiatives, restructuring and divestiture efforts, and as a result our profitability may be hurt or our business otherwise might be adversely affected.
To operate more efficiently, control costs and refine our business focus, we periodically undertake restructuring plans, which can include facility consolidations, product rationalizations, workforce reductions and other cost reduction initiatives. We also periodically choose to divest operations or product lines that we no longer believe are additive or complementary to our business or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
In addition, as a result of such actions, we expect to incur restructuring expenses and other charges (including, for example, potential impairment charges related to fixed assets, goodwill and other intangibles), which may be material, and may exceed our estimates. Several factors could cause restructuring or divestiture activities to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, customer relationships and other aspects of our business. Employee morale and productivity could also suffer and may result in unwanted employee attrition. These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also result in obligations to buyers or other parties that could have a financial effect after the transaction is completed. Moreover, we could make changes to, or experience delays in executing, any restructuring or divestiture plans, any of which could cause further disruption and additional unanticipated expense.
An inability to effectively integrate acquisitions, mergers or other business combinations could adversely affect our business, financial condition, results of operations or cash flows.
Acquisitions, mergers and other business combinations are part of our growth strategy, and we have completed several in the last few years. We cannot ensure that we will be able to complete any future acquisition, successfully integrate any acquired business or operations, or accomplish our strategic objectives as a result of any such acquisition.
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
Refer to Risks Related to the Merger with Elkay section below for additional considerations.
The loss or financial instability of any significant customer or customers accounting for our backlog could adversely affect our business, financial condition, results of operations or cash flows.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During the year ended December 31, 2022, our top five customers accounted for approximately 40% of our consolidated net sales, with one customer accounting for 22% of consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us, whether because of bankruptcy, illiquidity, operational problems or otherwise, could have a significant adverse effect on our net sales, profitability and cash flow. As of December 31, 2022, all of our backlog was scheduled to ship during the year ending December 31, 2023.

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
We depend on 1,070 independent sales representatives and approximately 75 third-party warehouses to distribute our products. In fiscal 2022, our three largest independent distributors generated approximately 35% of our consolidated net sales with the largest accounting for 22% of consolidated net sales.
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
In addition, in the ordinary course of our operations, we periodically seek to enforce our intellectual property rights through litigation or are subject to third party litigation claiming infringement, including in respect of some of our more profitable products. An adverse ruling or other unfavorable outcome in any such litigation could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.
Operational Risks
Increases in the cost, and/or the availability, of raw materials, including as a result of tariffs or other trade protection measures, could adversely affect our business, financial condition, results of operations or cash flows.
Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Also, trade wars or outbreaks of infectious diseases, could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. In addition to suppliers we also rely on third party shippers to assist in transportation of our product throughout the supply chain. Reduced availability of transportation and the associated cost increases could adversely impact our profitability or operations.
We do not typically enter into hedge transactions to reduce our exposure to purchase price risks and cannot ensure that we would be successful in recouping any increases if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into new purchase contracts for our larger commodities, our business operations could be disrupted and our profitability could be adversely impacted.
The ongoing updates to our Enterprise Resource Planning ("ERP") systems, as well as failures of our data security and information technology infrastructure or cyber security breaches, could cause substantial business interruptions and adversely affect our business.
Utilizing a phased approach, we continue to update our ERP systems across our Zurn Elkay operations. If these updates are ineffective, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance. Further, these updates may not result in the benefits we intend or be timely implemented.

In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cyber security threats are becoming more complex. Like other companies, we have experienced these types of threats; however, to date, we have not experienced a material threat or incident. In addition, at times a large percentage of our workforce may be working remotely in response to outbreaks of infectious disease, which may heighten these risks. While we have taken steps to maintain and enhance our cyber security by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results.
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
The long-term effect of climate change could decrease demand for certain of our products.
Climate change may impact rainfall and water availability in many areas in unpredictable and different ways, which may change the way building owners and municipalities manage drinking, waste and storm water and may lead to new or modified regulations that may impact the market for our products. In certain areas, these changes could lead to a reduction in demand for certain of our products, although it also could increase demand for other of our products. The overall effect of this could be to reduce our sales and addressable market and/or alter our product sales mix in ways that reduce our margins, either of which could adversely impact our results of operations.
The physical impacts of climate change may materially adversely affect our business and financial condition.
The physical impact of climate change on our operations are highly uncertain and could differ amongst the geographic regions of relevant markets and areas of operation. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impact of climate change may materially and adversely affect the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over an extended period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our suppliers, and may cause us to experience higher attrition, losses and additional costs to resume operations.
Our business and operations, and the operations of our suppliers, business partners and customers, may be adversely affected by future outbreaks of infectious diseases.
Future outbreaks of infectious diseases, including further developments in the COVID pandemic, may result in widespread or localized health crises that adversely affect general commercial activity and the economies and financial markets of the countries and localities in which we operate, sell, and purchases goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, our suppliers, business partners and customers may also experience similar negative impacts from an outbreak of infectious disease. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. Also, we could in the future experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers may impact our sales and future operating results.
The unpredictable ebbing and flowing of new infectious diseases worldwide may continue to adversely impact our business, operations, suppliers and customers for the foreseeable future. Equally unpredictable are the responses of national and local governments and health authorities in affected regions to reduce community spread and protect employees, which may include mandatory shutdowns or limitations on all or certain types of business operations. The ultimate impact of an infectious disease outbreak on our business, depends on the severity, location and duration of outbreaks, and the actions of government and health official in response to the outbreaks, none of which is predictable at this time.
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
As of December 31, 2022, our goodwill and intangible assets totaled $777.0 million and $1,009.7 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we record any related charges, and financial condition.
Refer to Risks Related to the Merger with Elkay section below for additional considerations.
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
The need to make contributions, which may be substantial, to such plans may reduce the cash available to meet our other obligations, including our obligations under our borrowing arrangements or to meet the needs of our business. In addition, the PBGC may terminate our U.S. defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plans continue. In the event one of our U.S. defined benefit pension plans is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan's underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.

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
Numerous governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the impact of climate change. Legislation and increased regulation relating to climate change and the transition to a low carbon economy could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change related regulations could also negatively impact our ability to compete with companies situated in areas not subject to such requirements. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about impacts on climate change by us could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
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
If the IRS determines that some or all of the transactions comprising the Spin-Off Transaction are taxable to us, we and our shareholders at the time of the transaction could be subject to significant additional U.S federal and state income taxes. In certain circumstances, we would be entitled to indemnity from Regal Rexnord Corporation for all or a portion of such additional tax, but there is no assurance that Regal Rexnord Corporation would have the ability to satisfy any such indemnity obligation.
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
The success of the Merger depends, in part, on our ability to realize the anticipated benefits and cost savings from adding Elkay’s businesses, and we cannot assure successful integration or realization of the anticipated benefits of the Merger. Potential difficulties that may be encountered in the integration process which may result in Zurn Elkay performing differently than expected include, among others:
•the inability to successfully integrate Elkay in a manner that permits the achievement of full revenue, expected cash flows and cost savings anticipated from the Merger;
•not realizing anticipated synergies;
•integrating personnel from Elkay and the loss of key employees;
•potential unknown liabilities and unforeseen expenses;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating Elkay’s operations; and
•the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies.
Our results may suffer if we do not effectively manage our expanded operations following the Merger.
Following the Merger, the size of our business has increased significantly. Our future success will depend, in part, on our ability to manage this expanded business, resulting in risks and uncertainties, including the need to efficiently and timely integrate the operations and business of Elkay, to combine systems and management controls, and to integrate relationships with customers, vendors and business partners.
Sales of substantial amounts of the Zurn Elkay Common Stock in the open market by the former Elkay stockholders could depress the trading price of our common stock.
The former Elkay stockholders may wish to dispose of some or all of the Zurn Elkay Common Stock that they received in the Merger. These sales may adversely affect the trading price of our Common Stock. Certain of these stockholders, who received Zurn Elkay shares in the Merger aggregating approximately 22% of our outstanding common stock as of December 31, 2022, agreed not to sell or transfer their shares, subject to certain exceptions, prior to December 31, 2023.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of December 31, 2022, we had 40 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
USA
Arizona	1	—	46,100
California	3	157,500	315,300
Georgia	6	—	309,500
Illinois	6	590,500	578,800
North Carolina	4	392,200	28,200
Mississippi	1	—	140,400
Ohio	2	87,500	—
Pennsylvania	4	119,000	100,000
Texas	4	175,000	143,700
Utah	2	—	137,900
Virginia	1	253,400	—
International
Canada	4	72,600	195,600
Mexico	1	106,100
United Arab Emirates	1	—	6,000
We believe our principal manufacturing and warehouse facilities are suitable for our operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 18, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

            *                *                *

Information about our Executive Officers
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	52	Chairman of the Board and Chief Executive Officer	2020
Mark W. Peterson	51	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	56	Vice President - Zurn Elkay Business Systems	2018
Jeffrey J. LaValle	44	Vice President, General Counsel and Secretary	2022
Michael D. Troutman	56	Chief Information Officer	2007
Craig G. Wehr	58	Chief Operating Officer	2022
Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
Todd A. Adams became our Chairman of the Board in 2020 and Chief Executive Officer in 2009. Mr. Adams joined us in 2004 as Vice President, Treasurer and Controller; he has also served as Senior Vice President and Chief Financial Officer and as President of the Water Management platform.
Mark W. Peterson became our Senior Vice President and Chief Financial Officer in 2011. Mr. Peterson previously served as Vice President and Controller of Zurn Elkay and as a divisional CFO. Mr. Peterson is a certified public accountant.
Sudhanshu Chhabra became Vice President – Zurn Elkay Business Systems in 2018. Mr. Chhabra was a sector President and Regional Executive - India from 2016 to 2018 after having joined Zurn Elkay in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Zurn Elkay, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, most recently as President – Asia, Gilbarco Veeder-Root Inc. and as Managing Director – India, Gilbarco Veeder-Root Inc.
Jeffrey J. LaValle became our Vice President, General Counsel and Secretary in 2022. Mr. LaValle previously served as our Assistant General Counsel since 2013. Prior to joining Zurn Elkay, Mr. LaValle was a partner at Quarles & Brady LLP, an AmLaw 200 full-service law firm.
Michael D. Troutman became Zurn Elkay's Chief Information Officer at Zurn Elkay in 2007 and an executive officer in 2017. Before joining Zurn Elkay, he was with AT&T, Lucent, and Agere Systems in various senior information technology positions implementing global industry leading solutions and processes.
Craig G. Wehr became Chief Operating Officer of Zurn Elkay in 2022. Mr. Wehr previously served in various positions with Zurn Elkay since 1993, including as President of Zurn and Vice President / General Manager of Zurn Specification Drain Operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”. As of February 10, 2023, there were 33 holders of record of our common stock. We believe the number of beneficial owners of our common stock exceeds 25,000.
Dividend Policy
On February 3, 2022 and May 5, 2022 our Board of Directors declared a quarterly cash dividend on our common stock of $0.03 per share. On July 21, 2022, October 20, 2022, and February 1, 2023 our Board of Directors declared a quarterly cash dividend on our common stock of $0.07 per share. The decision whether to continue to pay dividends in the future will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
In fiscal 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized has been expended or until it is modified or terminated by the Board. During the three and twelve months ended December 31, 2022, we repurchased approximately $24.7 million of our common stock. The remaining repurchase authority under the Repurchase Program at December 31, 2022 was $138.1 million.
Effective February 8, 2023, the Board approved an increase in the remaining share repurchase authority under the Repurchase Program to $500.0 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
October 1 - October 31, 2022	—	$—	—	$162,792,403
November 1 - November 30, 2022	343,773	$23.52	343,773	$154,700,973
December 1 - December 31, 2022	727,065	$22.76	727,065	$138,141,819
Total/Average	1,070,838	$23.00	1,070,838
(1)See explanation of the Repurchase Program above.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the year ended December 31, 2022, the year ended December 31, 2021, the Transition Period ended December 31, 2020, and our preceding four full fiscal years. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2017, and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Zurn Elkay's stock.

Cumulative Total Returns from March 31, 2017 to December 31, 2022

$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
3/31/2017
3/31/2018
3/31/2019
3/31/2020
12/31/2020
12/31/2021
12/31/2022
Zurn
S&P 500
S&P 1500 Industrials Index

	3/31/2017	3/31/2018	3/31/2019	3/31/2020	12/31/2020	12/31/2021	12/31/2022
Zurn Elkay Water Solutions Corporation (1)	$100.00	$128.60	$108.93	$98.22	$171.10	$320.86	$186.43
S&P 500 Index	$100.00	$111.77	$119.96	$109.39	$158.97	$201.72	$162.50
S&P 1500 Industrials Index	$100.00	$112.22	$113.24	$89.46	$136.18	$164.21	$151.19

(1)Zurn Elkay Water Solutions Corporation historical prices were adjusted to reflect the impact of the Spin-Off Transaction that was completed on October 4, 2021.

ITEM 6.

[Reserved]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisitions of the assets of Hadrian Manufacturing Inc., together with the stock of Hadrian Inc. (Hadrian Inc. and Hadrian Manufacturing Inc. are collectively referred to as "Hadrian"), the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch"), and the assets of Wade Drains ("Wade"), and the acquisition of Elkay in the Elkay merger. Our financial performance includes the Hadrian business subsequent to December 11, 2020, the ATS GREASEwatch business subsequent to April 16, 2021, the Wade business subsequent to November 17, 2021, and the Elkay business subsequent to July 1, 2022, the respective dates of their acquisitions. Accordingly, the discussion and analysis does not reflect any impact of Hadrian, ATS GREASEwatch, Wade, or Elkay transactions prior to the respective closing dates.
We completed the spin-off of our Process & Motion Control platform ("PMC") on October 4, 2021 in the Spin-Off Transaction, and, accordingly, the results of operations and financial condition associated with PMC have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition is centered on the Zurn business excluding PMC. The consolidated statements of cash flows for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 8, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
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
Results of Operations. This section provides an analysis of our results of operations. As noted above, following the end of fiscal 2020, we transitioned to a December 31 fiscal year-end and accordingly we reported the nine-month period from April 1, 2020, to December 31, 2020 as a Transition Period. In providing analysis of the results of our operations, we have provided a comparison of our year ended December 31, 2022 to the year ended December 31, 2021, along with a comparison of the year ended December 31, 2021 to the year ended December 31, 2020.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a discussion of certain restrictive covenants in our credit agreement.
Liquidity and Capital Resources. This section provides an analysis of our cash flows and year-to-year comparisons for our years ended December 31, 2022, 2021, and 2020, as well as a discussion of our indebtedness and its potential effects on our liquidity.
Tabular Disclosure of Contractual Obligations. This section provides a discussion of our commitments as of December 31, 2022.

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and foreign exchange rates.
Company Overview
We are a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe is the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Zurn Elkay's heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Elkay Business System (“ZEBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
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
The largest component of our cost of sales is cost of materials, which represented approximately 35% of net sales in the year ended December 31, 2022. We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include brass, castings, copper, zinc, forgings, plate steel, high-performance engineered plastic and resin. We have a strategic sourcing program that is designed to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
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
We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require difficult, subjective and/or complex judgments in the preparation of our consolidated financial statements. For additional information, see Item 8, Note 2, Significant Accounting Policies, to our consolidated financial statements.

Revenue recognition. Under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For our product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from our manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties is recognized as an expense when the products are sold.
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
Receivables. Receivables are stated net of allowances for doubtful accounts of $1.4 million at December 31, 2022 and $1.2 million at December 31, 2021. We assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, we also consider various factors including the aging of customer accounts and historical write-offs. In addition, we monitor other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
Inventory. Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 89% and 84% of our total inventories as of December 31, 2022 and December 31, 2021, respectively, were valued using the "last-in, first-out" (LIFO) method. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
In some cases we have determined a certain portion of our inventories are excess or obsolete. In those cases we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $0.8 million, $0.9 million and $1.5 million, during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively.
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
Impairment of intangible assets and tangible fixed assets. The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, no impairment losses were recognized.
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
During the fourth quarter of the year ended December 31, 2022, we completed our annual goodwill impairment test and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the year ended December 31, 2022, the year ended December 31, 2021, or the nine-month Transition Period ended December 31, 2020.
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
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in our consolidated statements of operations during the fourth quarter of each fiscal year (or upon any re-measurement date). During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, we recognized non-cash actuarial gain (loss) from continuing operations of $1.9 million, $1.2 million, and $(0.3) million, respectively, in connection with re-measurements of our plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 16, Retirement Benefits for additional information.
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
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of December 31, 2022 and 2021, our liability for unrecognized tax benefits was $5.5 million and $5.9 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain state tax credit carryforwards, and continue to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets, as well as certain U.S. state NOL carryforwards. As of December 31, 2022 and 2021, valuation allowances of $32.2 million and $35.1 million, respectively, were recorded against our deferred tax assets. See Item 8 Note 17, Income Taxes for additional information.

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
As noted in Item 8, Note 18, Commitments and Contingencies, certain subsidiaries are subject to asbestos litigation. As a result, we have recorded a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of our potential asbestos liability was developed from actuarial studies based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial.
Our receivable for insurance coverage was developed by considering our experience in asbestos litigation, the insurance payments made to date by our insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of December 31, 2022, the receivable recorded corresponds to the amount of this potential asbestos liability that we believe is probable to be covered by available insurance. However, there is no assurance our current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed our coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of our carriers.
Recent Accounting Pronouncements
See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.
Overview of Recent Developments
Elkay Merger
On July 1, 2022, we completed the Elkay Merger for a preliminary purchase price of $1,462.9 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements our existing product portfolio. The preliminary purchase price includes $1,417.0 million of our common stock based on the closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the Merger Agreement, we issued 51,564,524 shares of our common stock, which represented approximately 29% of our outstanding common shares immediately following the Merger. The total number of shares of our common stock issued at closing was preliminary and subject to change upon finalization of customary post-closing adjustments with respect to cash, indebtedness and working capital. We expect that approximately 186,000 of these shares will be returned to us in the first half of calendar year 2023 as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. We incurred transaction-related costs of approximately $33.7 million for the year ended December 31, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in our consolidated statements of operations.
See Item 8, Note 3, Acquisitions for more information.
Discontinued Operations
During the year ended December 31, 2021, we completed the spin-off of our PMC platform. The operating results of PMC are reported as discontinued operations in our consolidated statements of operations for all periods presented, as the Spin-Off Transaction represented a strategic shift that had a major impact on our operations and financial results. During the year ended December 31, 2022, we received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.

The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 are included in the table below (in millions):

	Year Ended (1)	Year Ended (2)	Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$—	$973.0	$870.4
Cost of sales	—	598.6	572.0
Selling, general and administrative expenses	(2.9)	260.2	168.0
Restructuring and other similar charges	—	1.9	12.9
Amortization of intangible assets	—	9.9	10.1
Interest expense, net	—	4.1	3.3
Actuarial loss on pension and postretirement benefit obligations	—	4.8	1.3
Other non-operating income, net	—	(5.6)	(6.4)
Income from discontinued operations before income tax	2.9	99.1	109.2
Income tax (provision) benefit	1.8	(28.0)	(25.8)
Equity method investment income	—	0.3	0.2
Non-controlling interest income	—	(0.2)	(0.4)
Income from discontinued operations, net of tax	$4.7	$71.2	$83.2
____________________
(1)Results of operations for the year ended December 31, 2022 includes the reversal of certain accruals as a result of costs we are obligated to indemnify Regal Rexnord Corporation for being lower than original estimates.
(2)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.
During the fiscal year ended March 31, 2019, we completed the sale of our VAG business, which was previously included in our Water Management platform. The sale agreement provided for contingent consideration based on Earn-out EBITDA, as defined in the sale agreement. During the year ended December 31, 2021, we received a $4.2 million cash payment as a result of the VAG business performance in its fiscal year ended March 31, 2021, which represented the final period of the earn-out, which was recorded in income from discontinued operations, net of tax in our condensed consolidated statements of operations.
See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Costs
During the year ended December 31, 2022, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
We recorded restructuring charges of $15.4 million, $3.7 million and $1.7 million for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively. See Item 8, Note 5, Restructuring and Other Similar Costs for more information.

Results of Operations
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Net sales
(Dollars in Millions)

	Year Ended
	December 31, 2022	December 31, 2021	Change	% Change
Net sales	$1,281.8	$910.9	$370.9	40.7%

Net sales were $1,281.8 million for the year ended December 31, 2022, a 40.7% increase year over year. Excluding a 31% increase in sales associated with the Elkay merger and prior year acquisition of Wade and a 1% decrease in sales associated with foreign currency translation, core sales increased 11% year over year as nearly all of our product categories contributed to the sales growth.
Income from operations
(Dollars in Millions)

	Year Ended
	December 31, 2022	December 31, 2021	Change	% Change
Income from operations	$107.1	$107.0	$0.1	0.1%
% of net sales	8.4%	11.7%	(3.3)%
Income from operations was $107.1 million for the year ended December 31, 2022, or 8.4% of net sales, compared to income from operations of $107.0 million, or 11.7% of net sales for the year ended December 31, 2021. The year over year change is primarily the result of transaction costs related to the Elkay merger, higher intangible asset and other acquisition related amortization, depreciation, and restructuring costs following our merger with Elkay as well as higher year-over-year costs within transportation and material inputs. These costs were partially offset by the favorable impact of year-over-year sales growth (inclusive of price increases), productivity savings, and lower non-cash stock-based compensation expense.
Interest expense, net
Interest expense, net was $26.9 million for the year ended December 31, 2022 compared to $34.7 million for the year ended December 31, 2021, primarily due to lower outstanding borrowings following the Spin-Off Transaction refinancing, partially offset by higher year over year interest rates. See Item 8, Note 11 Long-Term Debt for more information.
Loss on extinguishment of debt
There was no loss on the extinguishment of debt recognized for the year ended December 31, 2022. During the year ended December 31, 2021, we recognized a $20.4 million loss on the extinguishment of debt in connection with the refinancing of our debt in connection with the Spin-Off Transaction. The loss on extinguishment of debt was comprised of $16.2 million of refinancing related costs, as well as a non-cash write-off of unamortized debt issuance costs associated with the previously outstanding debt of $4.2 million. See Item 8, Note 11 Long-Term Debt for more information.
Actuarial gain on pension and postretirement benefit obligations
Actuarial gain on pension and postretirement benefit obligations for the year ended December 31, 2022, was $1.9 million compared to a gain of $1.2 million for the year ended December 31, 2021. The non-cash actuarial gain recognized for the year ended December 31, 2022, was primarily due to a year over year increase in discount rates assumptions utilized in performing the annual remeasurement of our defined benefit plans, partially offset by unfavorable asset performance. The non-cash actuarial gain recognized for the year ended December 31, 2021, was primarily due to a year over year increase in the discount rate assumptions utilized within the annual remeasurement of our defined benefit plans. See Item 8, Note 16 Retirement Benefits for more information.

Other income (expense), net
Other income, net for the year ended December 31, 2022, was $1.7 million compared to other expense, net of $0.7 million for the year ended December 31, 2021. Other income (expense), net consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans, and other non-operational gains and losses. The year-over-year change is primarily driven by income recognized in the year ended December 31, 2022 in connection with an insurance settlement, partially offset by a charge recognized for the amount by which our estimated asbestos exposures exceed our estimated insurance coverage available.
Provision for income taxes
The income tax provision for the year ended December 31, 2022 was $26.8 million, or an effective tax rate of 32.0%. The effective income tax rate for the year ended December 31, 2022 was above the U.S. federal statutory rate of 21% primarily due to non-deductible acquisition costs associated with the Merger, the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction in the valuation allowance associated with certain state NOL carryforwards. The income tax provision for the year ended December 31, 2021 was $2.7 million, or an effective tax rate of 5.2%. The effective income tax rate for the year ended December 31, 2021 was below the U.S. federal statutory rate of 21% primarily due to the recognition of income tax benefits associated with share-based payments, slightly offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the increase in the valuation allowance associated with certain state NOL carryforwards, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not and the accrual of various state income taxes.
Net income from continuing operations
Our net income from continuing operations for the year ended December 31, 2022, was $57.0 million, compared to net income from continuing operations of $49.7 million for the year ended December 31, 2021, as a result of the factors described above. Diluted net income per share from continuing operations was $0.37 for the year ended December 31, 2022, as compared to $0.40 per share for the year ended December 31, 2021.
Net income
Net income for the year ended December 31, 2022, was $61.7 million compared to $120.9 million for the year ended December 31, 2021. Diluted net income per share was $0.40 for the year ended December 31, 2022, compared to $0.97 for the year ended December 31, 2021. Income from discontinued operations, net of tax, was $4.7 million for the year ended December 31, 2022 compared to $71.2 million for the year ended December 31, 2021. The year-over-year change in net income from discontinued operations, net of tax, is due to the completion of the PMC Spin-Off Transaction in the year ending December 31, 2021. The year-over-year change in net income is primarily the result of the factors described above.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Net sales
(Dollars in Millions)

	Year Ended
	December 31, 2021	December 31, 2020	Change	% Change
Net sales	$910.9	$746.1	$164.8	22.1%
Net sales were $910.9 million for the year ended December 31, 2021, a 22.1% increase year over year. Excluding a 1% increase to net sales associated with foreign currency translation and an 8% increase in net sales resulting from our 2020 acquisition of Hadrian and the 2021 acquisition of Wade, core net sales increased 13% year over year. The increase in core net sales was driven by increased demand across the majority of our product categories.
Income from operations
(Dollars in Millions)

	Year Ended
	December 31, 2021	December 31, 2020	Change	% Change
Income from operations	$107.0	$107.7	$(0.7)	(0.6)%
% of net sales	11.7%	14.4%	(2.7)%
Income from operations was $107.0 million for the year ended December 31, 2021, or 11.7% of net sales, compared to income from operations of $107.7 million, or 14.4% of net sales, for the year ended December 31, 2020. Income from operations as a percentage of net sales decreased 270 basis points year-over-year as the favorable impact of increased sales was more than offset by the change in the adjustment to state inventories at last-in-first-out cost, higher non-cash stock-based compensation expense, the mix impact of the Hadrian acquisition and the benefit of temporary cost reduction actions in the prior year in response to the COVID-19 pandemic.
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
Actuarial gain (loss) on pension and postretirement benefit obligations
Actuarial gain on pension and postretirement benefit obligations for the year ended December 31, 2021, was $1.2 million compared to a loss of $21.2 million for the year ended December 31, 2020. The non-cash actuarial gain recognized for the year ended December 31, 2021, was primarily due to a year over year increase in discount rates assumptions utilized in performing the annual remeasurement of our defined benefit plans. The non-cash actuarial loss recognized for the year ended December 31, 2020, was primarily due to favorable asset performance and contributions made to the plan partially offset by decreases in the year over year discount rate assumptions utilized within the annual remeasurement of our defined benefit plans. See Item 8, Note 16 Retirement Benefits for more information.
Other expense, net
Other expense, net for the year ended December 31, 2021, was $0.7 million compared to other expense, net of $2.5 million for the year ended December 31, 2020. Other expense, net consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by changes in foreign currency rates and lower interest cost within the non-service cost components of our defined benefit plans.

Provision for income taxes
The income tax provision for the year ended December 31, 2021 was $2.7 million, or an effective tax rate of 5.2%. The effective income tax rate for the year ended December 31, 2021 was below the U.S. federal statutory rate of 21% primarily due to the recognition of income tax benefits associated with share-based payments slightly offset by the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the increase in the valuation allowance associated with certain state NOL carryforwards, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not and the accrual of various state income taxes. The income tax provision for the year ended December 31, 2020 was $9.5 million, or an effective tax rate of 24.9%. The effective income tax rate for the year ended December 31, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments.
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
Net income
Net income for the year ended December 31, 2021, was $120.9 million compared to $146.7 million for the year ended December 31, 2020. Diluted net income per share was $0.97 for the year ended December 31, 2021, compared to $1.19 for the year ended December 31, 2020. Income from discontinued operations, net of tax, was $71.2 million for the year ended December 31, 2021 compared to $118.1 million for the year ended December 31, 2020. The year-over-year change in net income from discontinued operations, net of tax, is due to the PMC results for the year ended December 31, 2021 only representing activity through the Spin-Off Transaction date and the recognition of approximately $60.0 million in costs associated with completing the Spin-Off Transaction. The year-over-year change in net income is primarily the result of the factors described above.

Non-GAAP Financial Measures
Non-GAAP financial measures are intended to supplement and not replace financial measures prepared in accordance with GAAP.
Core sales
Core sales excludes the impact of acquisitions (such as the Elkay and Wade Drains acquisitions), divestitures (such as PMC) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in "Covenant Compliance") is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). We reported net income in the year ended December 31, 2022, of $61.7 million and Adjusted EBITDA for the same period of $264.6 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Net First Lien Leverage Ratio of 5.0 to 1.0 as of the end of each fiscal quarter (the ratio was 1.5 to 1.0 at December 31, 2022). Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

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
In addition, certain of these expenses added back in calculating Adjusted EBITDA can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2022, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the year ended December 31, 2022.

(in millions)	Year Ended December 31, 2022
Net income	$61.7
Income from discontinued operations, net of tax (1)	(4.7)
Provision for income taxes	26.8
Actuarial gain on pension and postretirement benefit obligations	(1.9)
Other income, net (2)	(1.7)
Interest expense, net	26.9
Depreciation and amortization	54.5
EBITDA	161.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	15.4
Stock-based compensation expense	25.0
Merger costs (4)	33.7
LIFO expense (5)	9.7
Acquisition-related fair value adjustment	18.9
Other, net (6)	0.3
Subtotal of adjustments to EBITDA	103.0
Adjusted EBITDA	264.6
Pro forma adjustment for acquisitions (7)	36.2
Pro forma Adjusted EBITDA	300.8
Consolidated indebtedness (8)	$438.3
Net First Lien Leverage Ratio (9)	1.46
____________________
(1)Income from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
(2)Other income, net consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans and other non-operational gains and losses.
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
(7)Represents a pro forma adjustment to include Adjusted EBITDA related to the merger with Elkay, which was permitted by our credit agreement. The pro forma adjustment includes the period from January 1, 2022, through the date of the Elkay Merger. See Item 8, Note 3, Acquisitions for more information.
(8)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $97.6 million (as defined by the credit agreement) at December 31, 2022.
(9)Our credit agreement defines the Net First Lien Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $200.0 million revolving credit facility.
As of December 31, 2022, we had $124.8 million of cash and cash equivalents and $192.5 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2022, the available borrowings under our credit facility were reduced by $7.5 million due to outstanding letters of credit. As of December 31, 2021, we had $96.6 million of cash and cash equivalents and $193.9 million of additional borrowing capacity. As of December 31, 2021, the available borrowings under our credit facility were reduced by $6.1 million, due to outstanding letters of credit.

Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for expected needs.
Cash Flows
Amounts below include activities attributable to our discontinued operations, unless otherwise noted. In addition, cash flows for the year ended December 31, 2020 include our continuing operations and discontinued operations for the entire period, while the year ended December 31, 2021 only includes the cash flows associated with our PMC platform for the period from January 1, 2021 to October 4, 2021, the date the Spin-Off Transaction was completed. Refer to Item 8, Note 4 Discontinued Operations for further information.
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Net cash provided by operating activities in the year ended December 31, 2022, was $97.0 million compared to $223.6 million in the year ended December 31, 2021 due to lower net income as a result of the Spin-Off Transaction and timing of payments on accounts payable and accrued expenses.
Cash used for investing activities was $6.6 million in the year ended December 31, 2022 compared to $21.9 million in the year ended December 31, 2021. Investing activities in the year ended December 31, 2022, included $7.6 million of capital expenditures and net cash payments of $44.8 million in connection with acquisitions, which were partially offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Transaction, the receipt of $9.5 million in connection with an insurance settlement and $1.3 million from the sale of certain long-lived assets. Investing activities for the year ended December 31, 2021, included $17.1 million of cash used to fund the acquisitions of Wade and ATS GREASEwatch, $23.3 million of capital expenditures, partially offset by the receipt of $18.5 million in connection with the disposition of certain long-lived assets.
Cash used for financing activities was $61.1 million in the year ended December 31, 2022 compared to cash used for financing activities of $356.2 million in the year ended December 31, 2021. Financing activities in the year ended December 31, 2022 included $32.5 million of cash for the payment of dividends on our common stock, $24.7 million of cash for repurchases of our common stock, $5.7 million of net cash payments on outstanding debt, which were partially offset by $1.8 million of net cash proceeds associated with stock option exercises. During the year ended December 31, 2021, we utilized a net $311.5 million of cash related to the Spin-Off Transaction of PMC, $0.9 million of cash for repurchases of our common stock and $36.4 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the year ended December 31, 2021 also included $24.9 million of cash proceeds associated with stock option exercises, more than offset by $32.3 million of cash used for the payment of withholding taxes on employees' share-based payment awards.
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Net cash provided by operating activities in the year ended December 31, 2021, was $223.6 million compared to $320.2 million in the year ended December 31, 2020 due to lower net income as a result of the Spin-Off Transaction and investments in working capital.
Cash used for investing activities was $21.9 million in the year ended December 31, 2021 compared to $196.6 million in the year ended December 31, 2020. Investing activities in the year ended December 31, 2021, included $17.1 million of net cash used to fund the acquisitions of Wade and ATS GREASEwatch, whereas the year ended December 31, 2020, included $161.4 million of net cash used in connection with acquisitions of Hadrian, Just Manufacturing and the remaining non-controlling interest in a PMC joint venture. We invested $23.3 million in capital expenditures in the year ended December 31, 2021, compared to $44.2 million in the year ended December 31, 2020. We also received $14.3 million in connection with the disposition of certain long-lived assets in the year ended December 31, 2021, compared to $9.0 million in the year ended December 31, 2020.
Cash used for financing activities was $356.2 million in the year ended December 31, 2021 compared to cash used for financing activities of $156.2 million in the year ended December 31, 2020. During the year ended December 31, 2021, we utilized a net $311.5 million of cash related to the Spin-Off Transaction of PMC, $0.9 million of cash for repurchases of our common stock and $36.4 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the year ended December 31, 2021 also included $24.9 million of cash proceeds associated with stock option exercises, more than offset by $32.3 million of cash used for the payment of withholding taxes on employees' share-based payment awards. During the year ended December 31, 2020, we utilized a net $5.7 million of cash for payments on outstanding debt, $140.0 million of cash for repurchases of our common stock and $38.6 million of cash for the payment of dividends on our common stock. Cash used for financing activities during the year ended December 31, 2020 also included $37.5 million of cash proceeds associated with stock option exercises, partially offset by $9.4 million of cash used for the payment of withholding taxes on employees' share-based payment awards.

Tabular Disclosure of Contractual Obligations
The table below lists our contractual obligations at December 31, 2022 by period when due:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans and finance lease obligations (1)	$545.1	$5.7	$11.4	$11.0	$517.0
Interest on long-term debt obligations (2)	194.9	34.7	68.3	66.9	25.0
Purchase commitments	164.4	161.7	2.7	—	—
Operating lease obligations	53.9	11.3	17.1	10.5	15.0
Pension and post-retirement plans (3)	35.9	1.5	18.4	16.0	See note (3)
Totals	$994.2	$214.9	$117.9	$104.4	$557.0
_______________________
(1)Excludes unamortized debt issuance costs of $9.2 million at December 31, 2022.
(2)Interest on long-term debt obligations represents the cash interest expense using LIBOR as of December 31, 2022.
(3)Represents expected pension and post-retirement contributions and benefit payments to be paid directly by the Company. Contributions and benefit payments beyond fiscal 2027 cannot be estimated.
No provision has been made for U.S. federal income taxes related to approximately $19.4 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested; see Item 8, Note 17 Income Taxes for further information.
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $5.5 million as of December 31, 2022, have been excluded from the contractual obligations table above. See Item 8, Note 17 Income Taxes for more information related to our unrecognized tax benefits.
Additionally, the deferred compensation liability of $12.1 million as of December 31, 2022, has been excluded from the contractual obligations table above, as we are unable to reasonably estimate the timing of the payments or the amount by which the liability will increase over time. See Item 8, Note 16, Retirement Benefits for more information related to our deferred compensation plan.
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
Indebtedness
As of December 31, 2022 we had $535.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2022	Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$535.3	$5.5	$529.8
Finance leases	0.6	0.2	0.4
Total	$535.9	$5.7	$530.2
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $9.2 million at December 31, 2022.
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
Approximately 11% of our sales originated outside of the United States in the year ended December 31, 2022. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2022, stockholders' equity decreased by $4.2 million from December 31, 2021 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of December 31, 2022, the result would have decreased stockholders' equity by approximately $11.2 million.
As of December 31, 2022, we had not entered into foreign currency forward contracts.
Interest Rate Risk
Our indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2022, our outstanding borrowings under the term loan facility were $535.3 million (net of $9.2 million unamortized debt issuance costs) and bore an effective interest rate of 6.39%, determined as London Interbank Offered Rate ("LIBOR") (subject to a 0.5% floor) plus an applicable margin of 2.00%. During the year ended December 31, 2022, the weighted-average interest rate was 4.00%.
Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities bear interest at LIBOR (subject to a 0.5% floor) plus an applicable margin. Therefore, a 100 basis point increase in LIBOR above where it closed as of December 31, 2022 would increase the annual interest expense under our term loan facility by approximately $5.5 million.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information with respect to the Company's market risk is contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements included in this Form 10-K include the accounts of Zurn Elkay Water Solutions Corporation and subsidiaries (collectively, the "Company").
Index to Financial Statements
Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Financial Statements
As of December 31, 2022 and 2021 and for the years ended December 31, 2022 and December 31, 2021, and the nine-month Transition Period ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zurn Elkay Water Solutions Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2022 and 2021 and the nine months ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 and the nine months ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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

Valuation of acquired intangible assets
Description of the Matter	As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed the merger with Elkay Manufacturing Company for a purchase price of $1,462.9 million. The Company’s accounting for this merger included determining the fair value of the intangible assets acquired, which primarily included customer relationships and trade names.

Auditing the Company's accounting for its merger with Elkay was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of intangible assets of $865.5 million, which principally consisted of customer relationships and the Elkay trade name. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a multi-period excess earnings method, a form of the income approach, to measure the customer relationship assets and the relief from royalty method to value the trade name. The significant assumptions used to estimate the value of the customer relationship included margin, revenue growth, the discount rate, customer attrition rate and certain other assumptions that form the basis of the forecasted cash flows. The significant assumptions used to estimate the value of the Elkay trade name included Elkay revenue growth, and a royalty rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for mergers. For example, our tests included controls over the estimation process supporting the recognition and measurement of customer relationships, and trade names. We also tested management’s review of the valuation models and significant assumptions used in the valuations.

To test the estimated fair value of the customer relationship and trade name intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates and we evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
February 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on Internal Control over Financial Reporting
We have audited Zurn Elkay Water Solutions Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zurn Elkay Water Solutions Corporation and Subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elkay Manufacturing Company, which is included in the 2022 consolidated financial statements of the Company and constituted $1,248.7 million and $912.0 million of total and net assets, respectively, as of December 31, 2022 and net sales of $264.4 million and a net loss of $11.5 million, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Elkay Manufacturing Company.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the nine months ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 14, 2023

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$124.8	$96.6
Receivables, net	219.7	144.1
Inventories, net	366.7	184.5
Income taxes receivable	18.3	33.1
Other current assets	28.0	16.5
Total current assets	757.5	474.8
Property, plant and equipment, net	183.8	64.4
Intangible assets, net	1,009.7	179.1
Goodwill	777.0	254.1
Insurance for asbestos claims	72.1	66.0
Other assets	63.9	39.3
Total assets	$2,864.0	$1,077.7
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$5.7	$5.6
Trade payables	116.9	105.1
Compensation and benefits	19.2	22.0
Current portion of pension and postretirement benefit obligations	1.6	1.3
Other current liabilities	145.9	106.4
Total current liabilities	289.3	240.4

Long-term debt	530.2	533.9
Pension and postretirement benefit obligations	50.5	57.3
Deferred income taxes	221.4	3.1
Operating lease liability	34.2	8.9
Reserve for asbestos claims	79.0	66.0
Other liabilities	44.4	41.7
Total liabilities	1,249.0	951.3

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 176,876,406 at December 31, 2022 and 125,720,068 at December 31, 2021	1.8	1.3
Additional paid-in capital	2,853.1	1,436.9
Retained deficit	(1,164.9)	(1,236.9)
Accumulated other comprehensive loss	(75.0)	(74.9)
Total stockholders' equity	1,615.0	126.4
Total liabilities and stockholders' equity	$2,864.0	$1,077.7

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$1,281.8	$910.9	$562.7
Cost of sales	816.3	537.7	309.4
Gross profit	465.5	373.2	253.3
Selling, general and administrative expenses	309.0	239.0	153.7
Restructuring and other similar charges	15.4	3.7	1.7
Amortization of intangible assets	34.0	23.5	16.9
Income from operations	107.1	107.0	81.0
Non-operating expense:
Interest expense, net	(26.9)	(34.7)	(33.3)
Loss on the extinguishment of debt	—	(20.4)	—
Actuarial gain (loss) on pension and postretirement benefit obligations	1.9	1.2	(0.3)
Other income (expense), net	1.7	(0.7)	(1.9)
Income before income taxes	83.8	52.4	45.5
Provision for income taxes	(26.8)	(2.7)	(10.5)
Net income from continuing operations	57.0	49.7	35.0
Income from discontinued operations, net of tax	4.7	71.2	83.2
Net income	$61.7	$120.9	$118.2

Basic net income per share:
Continuing operations	$0.38	$0.41	$0.29
Discontinued operations	$0.03	$0.59	$0.69
Net income	$0.41	$1.00	$0.98
Diluted net income per share:
Continuing operations	$0.37	$0.40	$0.28
Discontinued operations	$0.03	$0.57	$0.68
Net income	$0.40	$0.97	$0.96
Weighted-average number of common shares outstanding (in thousands):
Basic	151,581	121,493	120,428
Effect of dilutive equity awards	2,256	3,621	2,771
Diluted	153,837	125,114	123,199
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income	$61.7	$120.9	$118.2
Other comprehensive income:
Foreign currency translation adjustments	(4.2)	(4.2)	37.8
Change in pension and postretirement defined benefit plans, net of tax	4.1	18.4	12.8
Other comprehensive (loss) income, net of tax	(0.1)	14.2	50.6
Total comprehensive income	$61.6	$135.1	$168.8

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest (1)	Total Stockholders’ Equity
Balance at March 31, 2020	$1.2	$1,348.3	$85.9	$(124.4)	$2.7	$1,313.7
Net income	$—	$—	$118.2	$—	$0.4	$118.6
Foreign currency translation and other adjustments	—	—	—	37.8	—	37.8
Change in pension and other postretirement defined benefit plans, net of $3.6 million income tax benefit	—	—	—	12.8	—	12.8
Total comprehensive income	—	—	118.2	50.6	0.4	169.2
Acquisition of non-controlling interest	—	(0.2)	—	—	(0.1)	(0.3)
Stock-based compensation expense	—	35.9	—	—	—	35.9
Proceeds from exercise of stock options	—	18.3	—	—	—	18.3
Taxes withheld and paid on employees' share-based payment awards	—	(9.4)	—	—	—	(9.4)
Repurchase of common stock (2)	—	—	(59.3)	—	—	(59.3)
Common stock dividends ($0.24 per share)	—	—	(28.8)	—	—	(28.8)
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Net income	$—	$—	$120.9	$—	$—	$120.9
Foreign currency translation and other adjustments	—	—	—	(4.2)	—	(4.2)
Change in pension and other postretirement defined benefit plans, net of $5.6 million income tax provision	—	—	—	18.4	—	18.4
Total comprehensive income	—	—	120.9	14.2	—	135.1
Stock-based compensation expense	—	51.4	—	—	—	51.4
Proceeds from exercise of stock options	0.1	24.9	—	—	—	25.0
Taxes withheld and paid on employees' share-based payment awards	—	(32.3)	—	—	—	(32.3)
Repurchase of common stock (2)	—	—	(0.9)	—	—	(0.9)
Dividend received from Spin-Off Transaction	—	—	486.8	—	—	486.8
Distribution of the net assets of the PMC business	—	—	(1,923.3)	(15.3)	(3.0)	(1,941.6)
Common stock dividends ($0.30 per share)	—	—	(36.4)	—	—	(36.4)
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$—	$126.4
Net income	$—	$—	$61.7	$—	$—	$61.7
Foreign currency translation and other adjustments	—	—	—	(4.2)	—	(4.2)
Change in pension and other postretirement defined benefit plans, net of $2.2 million income tax expense	—	—	—	4.1	—	4.1
Total comprehensive income (loss)	—	—	61.7	(0.1)	—	61.6
Stock-based compensation expense	—	23.2	—	—	—	23.2
Proceeds from exercise of stock options	—	2.5	—	—	—	2.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.7)	—	—	—	(0.7)
Repurchase of common stock (2)	—	—	(24.7)	—	—	(24.7)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	—	35.0
Elkay Merger (3)	0.5	1,416.5	—	—	—	1,417.0
Common stock dividends ($0.20 per share)	—	(25.3)	—	—	—	(25.3)
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$—	$1,615.0
____________________
(1)    During the Transition Period, the Company acquired the remaining 30% non-controlling interest in a PMC controlled subsidiary for a cash purchase price of $0.3 million. From the time of this transaction through the Spin-Off Transaction, non-controlling interest represents a 5% non-controlling interest in another PMC joint venture relationship. The Company has no remaining non-controlling interest subsequent to the Spin-Off Transaction.
(2) During the years ended December 31, 2022 and 2021 and the nine-month Transition Period ended December 31, 2020, the Company repurchased and canceled 1.1 million shares, 22,300 shares and 1.7 million shares of common stock at a total cost of $24.7 million, $0.9 million and $59.3 million at a weighted average price of $23.00, $39.27 and $34.97 per share, respectively. See Note 19 Common Stock Repurchases for additional information.
(3)    Refer to Note 3, Acquisitions for additional information regarding the Elkay Merger.
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating activities
Net income	$61.7	$120.9	$118.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20.5	44.1	40.0
Amortization of intangible assets	34.0	33.4	27.0
Loss (gain) on dispositions of long-lived assets	0.3	(10.1)	(1.1)
Deferred income taxes	0.5	(12.1)	(7.0)
Other non-cash expenses (income)	4.8	(3.6)	0.2
Actuarial (gain) loss on pension and postretirement benefit obligations	(1.9)	3.6	1.6
Loss on the extinguishment of debt	—	20.4	—
Stock-based compensation expense	25.0	51.4	36.6
Changes in operating assets and liabilities:
Receivables	15.5	(66.6)	65.1
Inventories	(17.6)	(79.5)	0.5
Other assets	36.5	(7.7)	2.4
Accounts payable	(18.3)	99.1	(65.1)
Accruals and other	(64.0)	30.3	(22.1)
Cash provided by operating activities	97.0	223.6	196.3

Investing activities
Expenditures for property, plant and equipment	(7.6)	(23.3)	(28.3)
Acquisitions, net of cash acquired	(44.8)	(17.1)	(102.0)
Proceeds from dispositions of long-lived assets	1.3	14.3	7.8
Proceeds from insurance claims	9.5	—	—
Proceeds associated with divestiture of discontinued operations	35.0	4.2	—
Cash used for investing activities	(6.6)	(21.9)	(122.5)

Financing activities
Proceeds from borrowings of debt	102.0	550.0	6.0
Repayments of debt	(107.7)	(1,126.7)	(336.4)
Dividend received from Spin-Off Transaction of PMC	—	486.8	—
Cash transferred to PMC related to Spin-Off Transaction	—	(192.8)	—
Payment of debt issuance costs	—	(28.8)	—
Proceeds from exercise of stock options	2.5	24.9	18.3
Taxes withheld and paid on employees' share-based payment awards	(0.7)	(32.3)	(9.4)
Repurchase of common stock	(24.7)	(0.9)	(59.3)
Payment of common stock dividends	(32.5)	(36.4)	(28.8)
Cash used for financing activities	(61.1)	(356.2)	(409.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(4.5)	18.0
Increase (decrease) in cash, cash equivalents and restricted cash	28.2	(159.0)	(317.8)
Cash, cash equivalents and restricted cash at beginning of period (1)	96.6	255.6	573.4
Cash, cash equivalents and restricted cash at end of period (1)	$124.8	$96.6	$255.6
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories. As such cash and cash equivalents and restricted cash include $193.3 million of cash and cash equivalents from the discontinued operation as of December 31, 2020.

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022

1. Basis of Presentation and Description of Business
The consolidated financial statements included herein have been prepared by Zurn Elkay Water Solutions Corporation ("Zurn Elkay" or the "Company"), in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.
Following the end of the Company's fiscal year ended March 31, 2020, the Company transitioned to a December 31 fiscal year-end date. As a result, this Form 10-K includes financial information for the nine-month period from April 1, 2020 to December 31, 2020 (the "Transition Period"). Prior to the Transition Period, the Company’s fiscal year ended on March 31 of each year. See Note 12, Comparative Twelve Month Financial Information for additional information.
Elkay Merger
On February 12, 2022, Zurn Water Solutions Corporation (“Zurn”) entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zurn, Elkay, Zebra Merger Sub, Inc., a wholly owned subsidiary of Zurn (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay, providing for the merger of Elkay with and into Merger Sub, with Elkay surviving as a wholly owned subsidiary of Zurn (the “Merger”). On July 1, 2022, the Merger was completed following which the Company changed its name to “Zurn Elkay Water Solutions Corporation” (“Zurn Elkay”, "we", "us", "our", or the “Company”). Shares of the Company's common stock continue to trade on the New York Stock Exchange under the ticker symbol “ZWS”. See Note 3, Acquisitions, for additional information.
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
As a result of the Spin-Off Transaction, in accordance with the authoritative guidance, the operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows for the year ended December 31, 2022, the year ended December 31, 2021 and the nine-month Transition Period ended December 31, 2020 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 4, Discontinued Operations for additional information.
In connection with the Spin-Off Transaction, the Company separated certain defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 15 Stock-Based Compensation and Note 16 Retirement Benefits, respectively, for additional information.
The Company
Zurn Elkay Water Solutions Corporation is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. The Company's product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Companmy's heritage of innovation and specification has allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Elkay Business System (“ZEBS”), described below, is its operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.

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
Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long-term lease liability on its balance sheet. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are instead recognized on a straight-line basis over the lease term. See Note 14, Leases, for additional discussion about the Company's policy for accounting for leases and other required disclosures.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s equity plans in Note 15, Stock-Based Compensation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.
Receivables
Receivables are stated net of allowances for doubtful accounts of $1.4 million at December 31, 2022, and $1.2 million at December 31, 2021. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
The Company’s largest customer accounted for 22%, 23% and 24% of consolidated net sales for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively. No other customers account for more than 10% of consolidated net sales for the year ended December 31, 2022, the year ended December 31, 2021, or the nine-month Transition Period ended December 31, 2020.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 89% and 84% at December 31, 2022 and 2021, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.

In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $0.8 million, $0.9 million and $1.5 million, during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively.
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
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 10 years and 5 to 20 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation.
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
During the fourth quarter of the year ended December 31, 2022, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the year ended December 31, 2022, the year ended December 31, 2021, or the nine-month Transition Period ended December 31, 2020.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. The Company recognized no impairment charges of tangible fixed assets during the during the year ended December 31, 2022, the year ended December 31, 2021, or the nine-month Transition Period ended December 31, 2020, respectively. Impairments are determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviews and considers input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 13, Fair Value Measurements for additional information.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Balance at beginning of period	$1.3	$1.2	$1.4
Acquired obligations	3.5	0.3	—
Charged to operations	1.6	1.1	0.7
Claims settled	(2.2)	(1.3)	(0.9)
Balance at end of period	$4.2	$1.3	$1.2
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740, Income Taxes ("ASC 740"). An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and it is recorded as a component of the overall income tax provision.
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
See Note 17, Income Taxes for additional information.
Per Share Data
Basic net income per share from continuing and discontinued operations is computed by dividing net income from continuing operations and income from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares, except when the effect would be anti-dilutive.
The computation for diluted net income per share for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 excludes 0.4 million, 0.7 million and 0.5 million common shares due to their anti-dilutive effects, respectively.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at March 31, 2020	$(83.8)	$(40.6)	$(124.4)
Other comprehensive income before reclassifications	37.8	13.0	50.8
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
Other comprehensive (loss) income before reclassifications	(4.2)	14.9	10.7
Amounts reclassified from accumulated other comprehensive loss	—	3.5	3.5
PMC Spin-Off Transaction	(20.7)	5.4	(15.3)
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
Other comprehensive (loss) income before reclassifications	$(4.2)	$4.1	$(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at December 31, 2022	$(75.1)	$0.1	$(75.0)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 (in millions):

Pension and postretirement plans	Year Ended December 31, 2022	Year Ended December 31, 2021	Nine-Month Transition Period Ended December 31, 2020	Income Statement Line Item
Amortization of prior service credit	$—	$(0.2)	$(0.2)	Other income (expense), net
PMC Spin-Off Transaction settlement	—	4.8	—	Discontinued operations, net of tax
Benefit (provision) for income taxes	—	(1.1)	—
Total, net of income taxes	$—	$3.5	$(0.2)
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction (gains) losses are included in other expense, net in the consolidated statements of operations and totaled $1.0 million, $0.4 million and $(0.4) million for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $12.5 million, $8.2 million and $5.5 million for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $18.4 million, $14.0 million and $9.6 million for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively.

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
Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended December 31, 2022	Year Ended December 31, 2021	Nine-Month Transition Period Ended December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
United States	$1,135.3	$792.8	$517.3	$165.9	$51.6	$56.3
Canada	131.1	113.3	32.9	12.0	12.7	13.3
Rest of World	15.4	4.8	12.5	5.9	0.1	—
	$1,281.8	$910.9	$562.7	$183.8	$64.4	$69.6
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
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). In 2020, the Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is described below. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this ASU are effective for all entities upon issuance of the update. The Company did not modify any material contracts due to reference rate reform during the year ended December 31, 2022. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during the year ended December 31, 2022.

3. Acquisitions
Year Ended December 31, 2022
On July 1, 2022, the Company and Elkay completed the Elkay Merger for a preliminary purchase price of $1,462.9 million. Elkay, a market leader of commercial sinks and drinking water solutions, complements the Company's existing product portfolio. The preliminary purchase price includes $1,417.0 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the Merger Agreement, the Company issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. The total number of shares of the Company's common stock issued at closing was preliminary and subject to change upon finalization of customary post-closing adjustments with respect to cash, indebtedness and working capital. The Company expects that approximately 186,000 of these shares will be returned to the Company in the first half of calendar year 2023 as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The Company incurred transaction-related costs of approximately $33.7 million for the twelve months ended December 31, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in the consolidated statements of operations.
In accordance with the Merger Agreement, the Company increased the size of its Board to eleven members, and appointed two directors designated by Elkay. As of December 31, 2022, the Board consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination.
Elkay’s assets and liabilities were measured at estimated fair value at July 1, 2022, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the Merger date. See Note 13, Fair Value Measurements, for additional information. Due to the timing of the business combination and the nature of the net assets acquired, at December 31, 2022, the valuation process to determine the fair values is not complete and further adjustments are expected. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value of the assets acquired and liabilities assumed were as follows (in millions):

	As Reported September 30, 2022	Measurement Period Adjustments	As Reported December 31, 2022
Assets acquired:
Receivables, net	$92.1	$—	$92.1
Inventories	165.9	(0.8)	165.1
Other current assets	9.9	(1.3)	8.6
Property, plant and equipment, net	147.1	(14.0)	133.1
Intangible assets, net	860.5	5.0	865.5
Goodwill	505.0	22.2	527.2
Other assets	73.8	(16.9)	56.9
Total assets acquired	$1,854.3	$(5.8)	$1,848.5
Liabilities assumed:
Trade payables	$30.4	$—	$30.4
Compensation and benefits	39.1	0.1	39.2
Current portion of pension and postretirement benefit obligations	17.3	—	17.3
Other current liabilities	30.1	14.8	44.9
Operating lease liability	40.5	(16.3)	24.2
Pension and postretirement benefit obligations	3.6	—	3.6
Deferred income taxes	222.6	(7.1)	215.5
Other liabilities	7.8	2.7	10.5
Total liabilities assumed	391.4	(5.8)	385.6
Total preliminary purchase price	$1,462.9	$—	$1,462.9

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the financial results from continuing operations for the year ended December 31, 2022 and 2021 as if the Elkay Merger had occurred on January 1, 2021. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) transaction costs and other one-time non-recurring costs which reduced expenses by $33.7 million for the year ended December 31, 2022 and increased expenses by $33.7 million for the year ended December 31, 2021, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $18.3 million for the year ended December 31, 2022 and increased expenses by $18.3 million for the year ended December 31, 2021, and (vi) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Elkay Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Elkay Merger been completed as of the date indicated or the results that may be obtained in the future.

	Year Ended
	December 31, 2022	December 31, 2021
Net sales	$1,580.5	$1,477.7
Net income (loss) from continuing operations	$91.1	$(4.2)
Earnings per share from continuing operations
Basic	$0.60	$(0.03)
Assuming dilution	$0.59	$(0.03)

For the period from July 1, 2022 through December 31, 2022, Elkay had net sales and a net loss of $264.4 million and $11.5 million, respectively, which amounts include the impact of purchase accounting adjustments, and are included in the consolidated statements of operations for the period from July 1, 2022 through December 31, 2022.

Year Ended December 31, 2021
On November 17, 2021, the Company completed the acquisition of the Wade Drains business ("Wade") from McWane, Inc. for a cash purchase price of $12.6 million, excluding transaction costs and net of cash acquired. During the twelve months ended December 31, 2022, the Company received a $1.1 million cash payment from the sellers of Wade in connection with finalizing the acquisition date trade working capital, which is included in the total cash purchase price above. Wade manufactures a wide range of specified commercial plumbing products for customers across North America and complements the Company's existing flow systems product portfolio.
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
The acquisitions have been accounted for as business combinations and were recorded by allocating the purchase prices to the fair value of assets acquired and liabilities assumed at the acquisition dates. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocations associated with these acquisitions resulted in tax deductible goodwill of $7.5 million, customer relationship intangibles assets of $1.6 million, trade working capital of $9.0 million and $(1.1) million of other net liabilities. During the twelve months ended December 31, 2022, the purchase price allocations for Wade were adjusted, resulting in $1.3 million decrease to goodwill, primarily related to the aforementioned cash payment received from the sellers of Wade.
The Company's results of operations include the acquired operations subsequent to the acquisition dates. Pro-forma results of operations and certain other U.S. GAAP disclosures related to these acquisitions have not been presented because the acquisitions did not significantly impact the Company's consolidated statements of operations or financial position.
Nine-Month Transition Period Ended December 31, 2020
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

4. Discontinued Operations
During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The consolidated statements of cash flows for the year ended December 31, 2022, the year ended December 31, 2021, the nine-month Transition Period ended December 31, 2020 have not been adjusted to separately disclose cash flows related to the discontinued operations. During the year ended December 31, 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
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
The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 are included in the table below (in millions):

	Year Ended		Nine-Month Transition Period Ended
	(1)	(2)
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$—	$973.0	$870.4
Cost of sales	—	598.6	572.0
Selling, general and administrative expenses/(income)	(2.9)	260.2	168.0
Restructuring and other similar charges	—	1.9	12.9
Amortization of intangible assets	—	9.9	10.1
Interest expense, net	—	4.1	3.3
Actuarial loss on pension and postretirement benefit obligations	—	4.8	1.3
Other non-operating income, net	—	(5.6)	(6.4)
Income from discontinued operations before income tax	2.9	99.1	109.2

Income tax benefit (provision)	1.8	(28.0)	(25.8)
Equity method investment income	—	0.3	0.2
Non-controlling interest income	—	(0.2)	(0.4)
Income from discontinued operations, net of tax	$4.7	$71.2	$83.2
____________________
(1)Results of operations for the year ended December 31, 2022 includes the reversal of certain accruals as a result of costs the Company is obligated to indemnify Regal Rexnord Corporation for being lower than original estimates.
(2)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.

The consolidated statements of cash flows for the prior periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Year Ended		Nine-Month Transition Period Ended
		(1)
	December 31, 2022	December 31, 2021	December 31, 2020
Depreciation	$—	$34.9	$33.7
Amortization of intangible assets	—	9.9	10.1
Gain on disposition of assets	—	(10.1)	(1.3)
Deferred income taxes	—	0.5	(3.8)
Actuarial loss on pension and postretirement benefit obligations	—	4.8	1.3
Other non-cash (income) expenses	—	(0.3)	1.4
Stock-based compensation	—	13.9	13.7
Expenditures for property, plant and equipment	—	(17.5)	(23.5)
Acquisitions, net of cash acquired	—	—	(0.3)
Proceeds from dispositions of long-lived assets	—	14.3	7.2
Net payments from divestiture of discontinued operations	35.0	4.2	—
Repayments of debt	—	(1.6)	(5.4)
Proceeds from exercise of stock options	—	12.8	9.5
Taxes withheld and paid on employees' shared-based payment awards	—	(0.5)	(0.4)
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

5. Restructuring and Other Similar Charges
During the year ended December 31, 2022, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar costs incurred during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Employee termination benefits	$13.6	$3.7	$1.8
Contract termination and other associated costs	1.8	—	(0.1)
Total restructuring and other similar costs	$15.4	$3.7	$1.7

Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2022)			Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2022)
Employee termination benefits			$30.4
Contract termination and other associated costs			9.1
Total restructuring and other similar costs			$39.5
The following table summarizes the activity in the Company's accrual for restructuring and other similar costs for the years ended December 31, 2022 and 2021 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2020 (1)	$0.5	$—	$0.5
Charges	3.7	—	3.7
Cash payments	(1.8)	—	(1.8)
Accrued restructuring costs, December 31, 2021 (1)	$2.4	$—	$2.4
Elkay opening balance sheet accrual	4.7	—	4.7
Charges	13.6	1.8	15.4
Cash payments	(12.9)	(0.6)	(13.5)
Accrued restructuring costs, December 31, 2022 (1)	$7.8	$1.2	$9.0
____________________
(1)    As of December 31, 2022, $8.4 million of the restructuring accrual is included in other current liabilities and $0.6 million is included in other liabilities in the consolidated balance sheets. As of December 31, 2021, the restructuring accrual is included in other current liabilities in the consolidated balance sheets.

6. Revenue Recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of the Company's product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company's manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
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
Revenue by Category
The Company designs, procures, manufactures, and markets a comprehensive portfolio of water management solutions. The Company disaggregates its sales by customer type and geographic location, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows may be impacted differently by certain economic factors. The following tables present revenue disaggregated by customer type and the geographic region of the end customer (in millions):

	Year Ended		Nine-Month Transition Period Ended
Customer Type	December 31, 2022	December 31, 2021	December 31, 2020
Institutional	$517.7	$334.8	$221.6
Commercial	373.7	286.7	170.7
All other	390.4	289.4	170.4
Total	$1,281.8	$910.9	$562.7

	Year Ended		Nine-Month Transition Period Ended
Geography	December 31, 2022	December 31, 2021	December 31, 2020
United States	$1,171.8	$819.9	$512.6
Canada	75.1	67.4	31.0
Rest of world	34.9	23.6	19.1
Total	$1,281.8	$910.9	$562.7
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of December 31, 2022 and December 31, 2021 were not material.
Backlog
The Company had backlog of $42.1 million and $69.9 million as of December 31, 2022, and December 31, 2021, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 100% of the backlog as revenue in the year ending December 31, 2023.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2022 and December 31, 2021, the contract assets capitalized are not significant. During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, contract asset amortization was not significant and no impairment losses were recognized.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2022	December 31, 2021
Finished goods	$246.6	$169.1
Work in progress	28.2	5.1
Raw materials	105.9	14.6
Inventories at First-in, First-Out ("FIFO") cost	380.7	188.8
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(14.0)	(4.3)
	$366.7	$184.5

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	December 31, 2022	December 31, 2021
Land	$14.3	$7.4
Buildings and improvements	92.9	47.6
Machinery and equipment	120.4	45.2
Computer hardware and software	26.2	17.9
Construction in-progress	9.7	5.8
	263.5	123.9
Less accumulated depreciation	(79.7)	(59.5)
	$183.8	$64.4

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended December 31, 2022 and 2021 consisted of the following (in millions):

Net carrying amount as of December 31, 2020	$244.8
Acquisitions (1)	8.8
Purchase accounting adjustments (1)	0.3
Currency translation adjustments	0.2
Net carrying amount as of December 31, 2021	$254.1
Elkay Merger(1)	527.2
Purchase accounting adjustments (1)	(1.3)
Currency translation adjustments	(3.0)
Net carrying amount as of December 31, 2022	$777.0
______________________
(1)Refer to Note 3, Acquisitions for additional information regarding acquisitions.
Total cumulative goodwill impairment charges as of December 31, 2022 and 2021 was $337.1 million.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2022 and December 31, 2021 consisted of the following (in millions):

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.5	$(22.5)	$3.0
Customer relationships (including distribution network)	16 years	1,069.5	(298.2)	771.3
Tradenames	19 years	156.8	(8.5)	148.3
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,338.9	$(329.2)	$1,009.7

		December 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$24.9	$(22.4)	$2.5
Customer relationships (including distribution network)	15 years	351.1	(269.1)	82.0
Tradenames	13 years	11.5	(4.0)	7.5
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	15 years	$474.6	$(295.5)	$179.1
Intangible asset amortization expense totaled $34.0 million, $23.5 million and $16.9 million for the year ended December 31, 2022, the year ended December 31, 2021, the nine-month Transition Period ended December 31, 2020, respectively. Customer relationships and tradenames acquired during the year ended December 31, 2022 were assigned a weighted-average useful life of 16 years and 20 years, respectively. Customer relationships acquired during the year ended December 31, 2021 were assigned a weighted-average useful life of 10 years.
The Company expects to recognize amortization expense on intangible assets subject to amortization of $58.7 million in 2023, $58.7 million in 2024, $58.6 million in 2025, $58.5 million in 2026, and $58.5 million in 2027.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2022	December 31, 2021
Commissions	$9.0	$8.1
Current portion of operating lease liability (1)	9.4	6.1
Income taxes payable	2.3	2.1
Legal and environmental	2.3	3.0
Product warranty (2)	4.2	1.3
Restructuring and other similar charges (3)	8.4	2.4
Risk management (4)	16.3	11.3
Sales rebates	56.0	38.6
Tax indemnities	19.0	21.9
Taxes, other than income taxes	2.5	1.8
Other	16.5	9.8
	$145.9	$106.4
___________________
(1)See more information related to leases within Note 14, Leases.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.
(4)Includes projected liabilities related to losses arising from automobile, general and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2022	December 31, 2021
Term loan (1)	$535.3	$539.2
Finance leases (2)	0.6	0.3
Total	535.9	539.5
Less current maturities	5.7	5.6
Long-term debt	$530.2	$533.9
____________________
(1)Includes unamortized debt issuance costs of $9.2 million and $10.8 million at December 31, 2022 and December 31, 2021, respectively.
(2)See more information related to finance leases within Note 14, Leases.
Senior Secured Credit Facility
On October 4, 2021, ZBS Global, Inc. (“Holdings”), Zurn Holdings, Inc., Zurn LLC (together, the “Original Borrowers”), the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders (in such capacity, the “Administrative Agent”) entered into a Fourth Amended and Restated First Lien Credit Agreement as amended by that certain Amendment No. 1 to Fourth Amended and Restated First Lien Credit Agreement dated as of July 1, 2022 (the "Amendment") (as so amended, the “Credit Agreement”). Pursuant to the Amendment, Elkay joined the Credit Agreement as a borrower (Elkay and the Original Borrowers, collectively, the "Borrowers"). The Credit Agreement is funded by a syndicate of banks and other financial institutions and provides for (i) a $550.0 million term loan facility (the “Term Loan”) and (ii) a $200.0 million revolving credit facility (the “Revolving Credit Facility”).
The obligations under the Credit Agreement and related documents are secured by liens on substantially all of the assets of Holdings, the Borrowers, and certain subsidiaries of the Borrowers pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021, among Holdings, the Borrowers, the subsidiaries of the Borrowers party thereto, and the Administrative Agent, as supplemented pursuant to that certain Supplement No. 1 dated as of July 1, 2022, executed by Elkay and its domestic subsidiaries, and certain other collateral documents.
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2022, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
In connection with the 2021 amendment of the Credit Agreement, the Company recognized a $20.4 million loss in the prior year on the extinguishment of debt, comprised of refinancing-related costs incurred and a non-cash write-off of debt issuance costs associated with the previous debt outstanding.
Term Debt
The Credit Agreement provided for the issuance of a term loan facility in an aggregate principal amount of $550.0 million. The proceeds of the Term Loan were, together with the dividend received by the Company in connection with the Spin-Off Transaction and cash on hand, used to (i) repay in full the aggregate principal amount outstanding of the Prior Term Loan, together with accrued interest thereon, (ii) redeem the $500 million of outstanding principal amount of the Notes, as described below, and (iii) pay related fees and expenses.
The Term Loan has a maturity date of October 4, 2028. Commencing on March 31, 2022, the Borrowers are required to make quarterly payments of principal in an amount equal to $1.4 million on each quarter until the maturity date.
The Term Loan bears interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of LIBOR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.46 to 1.00 as of December 31, 2022 and therefore the applicable rate is 2.00%.
At December 31, 2022 and December 31, 2021, the borrowings under the Term Loan had weighted-average effective interest rates of 6.39% and 2.75%, respectively. During the year ended December 31, 2022 and December 31, 2021, the borrowings under the Term Loan had weighted-average effective interest rates of 4.00% and 2.07%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Borrowings under the Revolving Credit Facility bear interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of LIBOR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.46 to 1.00 as of December 31, 2022. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee is 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee is 0.375%.
At December 31, 2022 and December 31, 2021, there were no amounts borrowed under the Revolving Credit Facility. As of December 31, 2022 and December 31, 2021, $7.5 million and $6.1 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
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
Finance Leases
At December 31, 2022 and 2021, the Company had finance lease obligations of $0.6 million and $0.3 million, respectively. For more information related to finance leases, see Note 14, Leases.

Future Debt Maturities
Future maturities of debt and finance lease obligations as of December 31, 2022, excluding the unamortized debt issuance costs of $9.2 million, were as follows (in millions):

Years ending December 31:
2023	$5.7
2024	5.7
2025	5.7
2026	5.5
2027	5.5
Thereafter	517.0
$545.1
Cash interest paid for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 was $24.3 million, $34.7 million and $39.8 million, respectively.

12. Comparative Twelve Month Financial Information (Unaudited)

As discussed in Note 1, Basis of Presentation and Description of Business, this Form 10-K includes financial information for the Transition Period. Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2022, 2021 and 2020 are summarized below. All data for the year ended December 31, 2020 is derived from the Company's unaudited consolidated financial statements.

Consolidated Statements of Operations
(in millions)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
			(Unaudited)

Net sales	$1,281.8	$910.9	$746.1
Cost of sales	816.3	537.7	407.9
Gross profit	465.5	373.2	338.2
Selling, general and administrative expenses	309.0	239.0	206.1
Restructuring and other similar charges	15.4	3.7	2.0
Amortization of intangible assets	34.0	23.5	22.4
Income from operations	107.1	107.0	107.7
Non-operating expense:
Interest expense, net	(26.9)	(34.7)	(45.9)
Loss on the extinguishment of debt	—	(20.4)	—
Actuarial gain (loss) on pension and postretirement benefit obligations	1.9	1.2	(21.2)
Other income (expense), net	1.7	(0.7)	(2.5)
Income before income taxes	83.8	52.4	38.1
Provision for income taxes	(26.8)	(2.7)	(9.5)
Net income from continuing operations	57.0	49.7	28.6
Income from discontinued operations, net of tax	4.7	71.2	118.1
Net income	$61.7	$120.9	$146.7

Basic net income per share:
Continuing operations	$0.38	$0.41	$0.24
Discontinued operations	$0.03	$0.59	$0.98
Net income	$0.41	$1.00	$1.21
Diluted net income per share:
Continuing operations	$0.37	$0.40	$0.23
Discontinued operations	$0.03	$0.57	$0.96
Net income	$0.40	$0.97	$1.19
Weighted-average number of common shares outstanding (in thousands):
Basic	151,581	121,493	120,764
Effect of dilutive equity awards	2,256	3,621	2,688
Diluted	153,837	125,114	123,452

Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
			(Unaudited)
Operating activities
Net income	$61.7	$120.9	$146.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20.5	44.1	53.2
Amortization of intangible assets	34.0	33.4	36.1
Loss (gain) on dispositions of long-lived assets	0.3	(10.1)	(1.8)
Deferred income taxes	0.5	(12.1)	(14.7)
Other non-cash expenses (income)	4.8	(3.6)	3.5
Actuarial (gain) loss on pension and postretirement benefit obligations	(1.9)	3.6	37.4
Loss on the extinguishment of debt	—	20.4	—
Stock-based compensation expense	25.0	51.4	44.8
Changes in operating assets and liabilities:
Receivables	15.5	(66.6)	10.8
Inventories	(17.6)	(79.5)	35.0
Other assets	36.5	(7.7)	23.8
Accounts payable	(18.3)	99.1	(56.4)
Accruals and other	(64.0)	30.3	1.8
Cash provided by operating activities	97.0	223.6	320.2

Investing activities
Expenditures for property, plant and equipment	(7.6)	(23.3)	(44.2)
Acquisitions, net of cash acquired	(44.8)	(17.1)	(161.4)
Proceeds from dispositions of long-lived assets	1.3	14.3	9.0
Proceeds from insurance claims	9.5	—	—
Proceeds associated with divestiture of discontinued operations	35.0	4.2	—
Cash used for investing activities	(6.6)	(21.9)	(196.6)

Financing activities
Proceeds from borrowings of debt	102.0	550.0	331.0
Repayments of debt	(107.7)	(1,126.7)	(336.7)
Dividend received from Spin-Off Transaction of PMC	—	486.8	—
Cash transferred to PMC related to Spin-Off Transaction	—	(192.8)	—
Payment of debt issuance costs	—	(28.8)	—
Proceeds from exercise of stock options	2.5	24.9	37.5
Taxes withheld and paid on employees' share-based payment awards	(0.7)	(32.3)	(9.4)
Repurchase of common stock	(24.7)	(0.9)	(140.0)
Payment of common stock dividends	(32.5)	(36.4)	(38.6)
Cash used for financing activities	(61.1)	(356.2)	(156.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(4.5)	11.2
Increase (decrease) in cash, cash equivalents and restricted cash	28.2	(159.0)	(21.4)
Cash, cash equivalents and restricted cash at beginning of period (1)	96.6	255.6	277.0
Cash, cash equivalents and restricted cash at end of period (1)	$124.8	$96.6	$255.6
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories. As such cash and cash equivalents and restricted cash include $193.3 million of cash and cash equivalents from the discontinued operation as of December 31, 2020.

13. Fair Value Measurements
ASC 820, Fair Value Measurement ("ASC 820"), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.
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
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2022 and December 31, 2021 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 was approximately $543.1 million and $552.4 million, respectively. The fair value is based on quoted market prices for the same issues.
Acquisition Method of Accounting
The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of the preliminary Elkay purchase price are discussed below.
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

Identifiable Intangible Assets - The fair value estimates of the identifiable intangible assets are based upon assumptions that market participants would use in pricing an asset. The preliminary fair value and weighted average useful life of the identifiable intangible assets are as follows (in millions):

	Fair Value	Weighted Average Useful Life (in years)
Trade name (1)	$145.3	20
Customer relationships (2)	720.2	16
Fair value of intangible assets acquired	$865.5
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

ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2022	December 31, 2021
Assets:
Operating ROU assets	Other assets	$42.6	$14.1
Finance ROU assets	Property, plant and equipment, net (1)	0.8	0.5
Total ROU assets		$43.4	$14.6

Liabilities:
Current
Operating	Other current liabilities	$9.4	$6.1
Finance	Current maturities of debt	0.2	0.1
Non-current
Operating	Operating lease liability	34.2	8.9
Finance	Long-term debt	0.4	0.2
Total lease liabilities		$44.2	$15.3
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million as of December 31, 2022 and December 31, 2021, respectively.
The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease expenses (1)	$9.8	$6.1	$4.2
Finance lease expenses:
Depreciation of finance ROU assets (1)	0.2	0.1	—
Interest on lease liabilities (2)	—	—	—
Total finance lease expense	0.2	0.1	—
Variable and short-term lease expense (1)	6.2	3.5	2.4
Total lease expense	$16.2	$9.7	$6.6
____________________
(1)Included in cost of sales and selling, general and administrative expenses.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of December 31, 2022 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2023	$11.3	$0.3
2024	9.9	0.2
2025	7.2	0.2
2026	5.7	—
2027	4.8	—
Thereafter	15.0	—
Total future minimum lease payments	53.9	0.7
Less: Imputed interest	(10.3)	(0.1)
Total lease liabilities	$43.6	$0.6
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

The weighted-average remaining lease terms and discount rates for leases are as follows:

	Year Ended		Nine-Month Transition Period Ended
Lease Term and Discount Rate	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease terms (years):
Operating leases	6.4	2.8	3.5
Finance leases	3.0	3.3	3.1
Weighted-average discount rate:
Operating leases	6.1%	3.3%	3.5%
Finance leases	5.2%	3.4%	3.5%
Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating cash flows from operating leases	$9.8	$6.4	$4.2
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	0.2	0.1	0.1
ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases	$38.9	$1.9	$2.8
Finance leases	0.5	0.1	0.1
15. Stock-Based Compensation
Generally, compensation cost associated with share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan, which was last approved by stockholders in fiscal 2022 (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Zurn Elkay's performance and create value for Zurn Elkay's stockholders. To date, equity awards consisting of stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan.
The options granted under the Plan have a maximum term of 10 years after the grant date. Options and RSUs granted since fiscal 2016 generally vest ratably over 3 years. Options and RSUs granted during the Transition Period vested in two equal installments, with the first installment vesting on the first anniversary of the grant date and the second installment vesting on December 31, 2021. During the years ended December 31, 2022 and 2021, RSUs were granted to certain employees that vest ratably over 2 years. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the director's cessation of service. Other than the PSUs granted during the Transition Period, PSUs generally cliff vest after 3 years. PSUs granted during the Transition Period cliff vested based on performance in the period from April 1, 2020, through December 31, 2021. The vesting of the PSUs granted during the Transition Period was accelerated in connection with the Spin-Off Transaction based on performance achieved through, and as of the Spin-Off Transaction date.
The Plan permits the grant of awards that may deliver up to an aggregate of 21,165,489 shares of common stock. The Plan is administered by the Compensation Committee.
In connection with the Spin-Off Transaction, the Company made adjustments to the number of unvested stock options, RSUs and PSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Spin-Off. Accordingly, the number of stock options, RSUs and PSUs outstanding as of the date of the Spin-Off Transaction was multiplied by a factor of 2.03446, and the related grant date fair value was divided by a factor of 2.03446, which resulted in no increase in the intrinsic value of awards outstanding. Stock options and RSU's continue to vest in accordance with their original vesting period. The vesting of PSU's granted prior to the beginning of 2021 was accelerated and all outstanding awards became fully vested and were released at the time of the Spin-Off Transaction based on performance achieved through, and as of the Spin-Off Transaction date. PSUs granted during 2021 continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards were deemed to be a modification of the awards and resulted in approximately $4.9 million of incremental expense, of which $0.2 million and $4.5 million was recognized during the years ended December 31, 2022 and 2021, respectively. The remaining $0.2 million will be recognized over the 24 months following the completion of the Spin-Off Transaction. On the date of the Spin-Off Transaction, the modification affected 124 grantees.
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
During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, the Company recorded $25.0 million, $37.5 million and $22.9 million of stock-based compensation expense from continuing operations, respectively (the related tax benefit on these amounts subject to the 162(m) compensation limitations was $5.9 million for the year ended December 31, 2022, $9.2 million for the year ended December 31, 2021 and $5.3 million for the nine-month Transition Period ended December 31, 2020). During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, the Company also recorded $0.9 million, $18.6 million and $0.4 million, respectively, of an excess tax benefit related to stock options exercised during each period. As of December 31, 2022, there was $31.2 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	32%	34%	35%
Weighted-average risk-free interest rate	3.11%	1.02%	0.48%
Expected dividend rate	1.0%	0.5%	1.3%
Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for all options granted prior to the Spin-Off Transaction is based on the historical volatility of the Company's common stock price. The expected volatility assumption for all options granted after the Spin-Off Transaction is based on the historical volatility of the common stock prices of a peer group. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 was $9.79, $13.54 and $7.69, respectively. The total fair value of options vested during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 was $0.9 million, $3.6 million and $4.6 million, respectively.

A summary of stock option activity during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 is as follows:

	Year Ended				Nine-Month Transition Period Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	2,844,062	$13.44	3,862,822	$22.99	5,513,156	$22.28
Granted	103,454	28.68	432,478	39.79	197,565	25.54
Exercised (1)	(221,506)	11.89	(3,260,839)	14.24	(1,780,068)	20.92
Spin-Off Transaction conversion	—	—	2,413,727	10.98	—	—
Canceled/Forfeited	(78,432)	27.65	(604,126)	32.04	(67,831)	26.90
Outstanding at end of period (2)	2,647,578	$13.75	2,844,062	$13.44	3,862,822	$22.99
Exercisable at end of period (3)	2,439,667	$12.36	2,566,451	$11.75	3,450,079	$22.50
______________________
(1)The total intrinsic value of options exercised during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 was $3.8 million, $90.4 million and $19.9 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 4.4 years at December 31, 2022, 5.1 years at December 31, 2021 and 5.6 years at December 31, 2020. The aggregate intrinsic value of options outstanding at December 31, 2022 was $22.2 million.
(3)The weighted average remaining contractual life of options exercisable was 3.9 years at December 31, 2022, 4.6 years at December 31, 2021 and 5.3 years at December 31, 2020. The aggregate intrinsic value of options exercisable at December 31, 2022 was $22.2 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	277,611	$29.06
Granted	103,454	28.68
Vested	(97,203)	27.27
Canceled/Forfeited	(75,951)	28.02
Nonvested options at end of period	207,911	$30.05
Restricted Stock Units
During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 the Company granted RSUs to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 is as follows:

	Year Ended				Nine-Month Transition Period Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	501,331	$25.98	647,668	$26.54	545,275	$27.54
Granted	370,244	28.80	483,067	38.56	430,646	25.56
Spin-Off Transaction conversion	—	—	227,058	16.54	—	—
Vested	(166,318)	18.37	(501,902)	22.49	(287,696)	26.90
Canceled/Forfeited	(125,145)	28.92	(354,560)	32.70	(40,557)	27.04
Nonvested RSUs at end of period	580,112	$29.33	501,331	$25.98	647,668	$26.54

Performance Stock Units
During the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, the Company granted PSUs to certain of its officers and employees. The PSUs granted during the nine-month Transition Period ended December 31, 2020, had a 21 month performance period (April 1, 2020, to December 31, 2021) while the PSUs granted during the years ended December 31, 2022 and December 31, 2021 have a three-year performance period, and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the respective performance period, will be satisfied with Zurn Elkay common stock. A summary of PSU activity during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 is as follows:

	Year Ended				Nine-Month Transition Period Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	777,374	$26.27	1,022,985	$26.68	480,186	$28.01
Granted	177,724	30.92	1,559,795	30.93	547,374	25.52
Spin-Off conversion Transaction	—	—	1,986,910	14.12	—	—
Vested	—	—	(3,739,235)	14.39	—	—
Canceled/Forfeited	(15,639)	30.70	(53,081)	24.72	(4,575)	26.23
Nonvested PSUs at end of period	939,459	$27.07	777,374	$26.27	1,022,985	$26.68

During the nine-month Transition Period ended December 31, 2020, PSUs were granted with vesting based on goals related to free cash flow conversion. During the year ended December 31, 2022 and the year ended December 31, 2021, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. The fair value of the portion of PSUs with vesting based on free cash flow conversion and return on invested capital is determined based on the Company's closing stock price on the date of grant.
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
Net periodic benefit costs are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within Other income (expense), net.
Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4 Discontinued Operations for further detail.
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial gain (loss) of $1.9 million, $1.2 million, and $(0.3) million within the consolidated statements of operations from continuing operations, during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively. These amounts are recorded within Actuarial gain (loss) on pension and postretirement benefit obligations in the consolidated statements of operations. In addition, the Company recognized non-cash actuarial losses associated with PMC plans of $4.8 million and $1.3 million during the year ended December 31, 2021 and the nine-month Transition Period ended December 31, 2020, respectively, which is recorded in income from discontinued operations, net of tax in the consolidated statements of operations.
On October 4, 2021, the Company completed the Spin-Off Transaction of the PMC business. In accordance with the terms of the Spin-Off Transaction agreements, the net assets associated with the PMC business included in the Spin-Off Transaction included unfunded pension and postretirement benefit obligations of $80.4 million. The transfer of these obligations affiliated with certain defined benefit plans was accounted for as a settlement in accordance with the authoritative guidance, which required the Company to perform an interim remeasurement of certain plans. In connection with the remeasurement, the Company recognized pre-tax non-cash actuarial losses of $4.8 million, which is recognized within income from discontinued operations, net of tax.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Pension Benefits:
Service cost	$0.1	$0.4	$0.4
Interest cost	8.6	13.3	13.9
Expected return on plan assets	(9.6)	(17.3)	(13.9)
Benefit cost associated with special events:
PMC Spin-Off	—	5.7	—
Recognition of actuarial losses	—	—	1.6
Net periodic benefit (income) expense	$(0.9)	$2.1	$2.0
Other Postretirement Benefits:
Interest cost	$0.4	$0.3	$0.4
Amortization of prior service credit	—	(0.2)	(0.2)
Benefit cost associated with special events:
PMC Spin-Off	—	(0.9)	—
Recognition of actuarial gains	(1.9)	(1.2)	—
Net periodic benefit (income) expense	$(1.5)	$(2.0)	$0.2
During the year ended December 31, 2022, the recognition of $1.9 million of net non-cash actuarial gains was primarily due to an increase in the discount rates utilized within remeasurement of the Company's defined benefit plans partially offset by unfavorable asset returns. During the year ended December 31, 2021, the recognition of $3.6 million of net non-cash actuarial losses was primarily due to an increase in the discount rates utilized within remeasurement of the Company's defined benefit plans. During the nine-month Transition Period ended December 31, 2020, the recognition of $1.6 million of non-cash actuarial loss was due to favorable asset performance and contributions made to the plan partially offset by decreases in the discount rate utilized within the annual remeasurement of the Company's defined benefit plans.
The Company made contributions to its U.S. qualified pension plan trusts of $0.3 million, $2.0 million, and $6.0 million during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020, respectively.

The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2022	Year Ended December 31, 2021
Benefit obligation at beginning of period	$(297.9)	$(662.1)	$(10.6)	$(15.4)
Elkay Merger (1)	(0.9)	—	(20.4)	—
Service cost	(0.1)	(0.4)	—	—
Interest cost	(8.6)	(13.3)	(0.4)	(0.3)
Actuarial gains	61.3	25.7	1.2	1.3
Benefits paid	19.9	33.3	18.7	1.4
Plan participant contributions	—	—	(0.2)	(0.3)
Spin-Off Transaction	—	318.8	—	2.7
Settlements	—	0.1	—	—
Benefit obligation at end of period	$(226.3)	$(297.9)	$(11.7)	$(10.6)
Plan assets at the beginning of the period	$249.9	$503.5	$—	$—
Elkay Merger (1)	0.5	—	—	—
Actual return on plan assets	(44.8)	15.4	—	—
Contributions	0.5	2.0	1.4	1.4
Benefits paid	(19.9)	(32.6)	(1.4)	(1.4)
Spin-Off Transaction	—	(238.4)	—	—
Plan assets at end of period	$186.2	$249.9	$—	$—
Funded status of plans	$(40.1)	$(48.0)	$(11.7)	$(10.6)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.3	$—	$—	$—
Current liabilities	$(0.3)	$(0.3)	$(1.3)	$(1.0)
Long-term liabilities	(40.1)	(47.7)	(10.4)	(9.6)
Total net funded status	$(40.1)	$(48.0)	$(11.7)	$(10.6)

(1)     In accordance with the terms of the Elkay Merger, the Company paid $17.3 million following the completion of the Elkay Merger to liquidate all remaining obligations associated with one of Elkay's defined benefit plans assumed in the Elkay Merger.
As of December 31, 2022, the Company had pension plans with a combined projected benefit obligation of $226.3 million compared to plan assets of $186.2 million, resulting in an under-funded status of $40.1 million compared to an under-funded status of $48.0 million at December 31, 2021. The Company’s funded status improved during the year ended December 31, 2022 primarily due to increases in the discount rate assumption, partially offset by the obligations assumed in connection with the Elkay Merger. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
Amounts included in accumulated other comprehensive loss, net of tax, related to defined benefit plans at December 31, 2022 and December 31, 2021 consist of the following (in millions):

	As of December 31, 2022
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$—	$—	$—
Unrecognized actuarial loss (gain)	0.4	(0.5)	(0.1)
Accumulated other comprehensive loss (income), gross	0.4	(0.5)	(0.1)
Deferred income tax (benefit) provision	(0.1)	0.1	—
Accumulated other comprehensive loss (income), net	$0.3	$(0.4)	$(0.1)

	As of December 31, 2021
	Pension Benefits	Postretirement Benefits	Total
Unrecognized prior service credit	$—	$—	$—
Unrecognized actuarial loss (gain)	7.3	(1.1)	6.2
Accumulated other comprehensive loss (income), gross	7.3	(1.1)	6.2
Deferred income tax (benefit) provision	(2.4)	0.2	(2.2)
Accumulated other comprehensive loss (income), net	$4.9	$(0.9)	$4.0
The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
Benefit Obligations:
Discount rate	5.6%	3.0%	2.3%	5.6%	2.9%	2.4%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.0%	2.7%	3.1%	3.4%	2.4%	3.3%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Expected return on plan assets	4.0%	4.3%	4.3%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the year ended December 31, 2022 and actual investment allocations at December 31, 2022 and December 31, 2021.

	Plan Assets
	December 31, 2022					December 31, 2021
	Investment Policy (1)			Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20%	-	40%	40%	40%	29%
Debt securities (including cash and cash equivalents)	55%	-	80%	60%	60%	70%
Other	0%	-	10%	—%	—%	1%
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

The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at December 31, 2022 and December 31, 2021, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 13, Fair Value Measurements.

	December 31, 2022
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$3.3	$—	$—	$—	$3.3
Investment funds
Fixed income funds (2)	—	—	—	107.0	107.0
U.S. equity funds (3)	9.1	—	—	42.4	51.5
International equity funds (3)	—	—	—	22.2	22.2
Balanced funds (3)	—	—	—	2.2	2.2
Total	$12.4	$—	$—	$173.8	$186.2

	December 31, 2021
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$5.4	$—	$—	$—	$5.4
Investment funds
Fixed income funds (2)	—	—	—	169.4	169.4
U.S. equity funds (3)	20.9	—	—	31.5	52.4
International equity funds (3)	—	—	—	19.1	19.1
Balanced funds (3)	—	—	—	2.5	2.5
Alternative investment funds (4)	—	—	—	1.1	1.1
Total	$26.3	$—	$—	$223.6	$249.9
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

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the year ended December 31, 2021 (in millions):

Insurance Contracts
Ending balance, December 31, 2020	$39.9
Actual return on assets:
Related to assets held at reporting date	—
Related to assets sold during the period	—
Purchases, sales, issuances and settlements (1)	(39.9)
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2021	$—
(1) During the year ended December 31, 2021, all Level 3 assets were distributed in connection with the Spin-Off Transaction.
Expected benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in millions):

Years Ending December 31:	Pension Benefits	Other Postretirement Benefits
2023	$20.2	$1.4
2024	20.0	1.4
2025	19.8	1.3
2026	19.5	1.3
2027	19.1	1.3
2028 - 2032	89.2	5.5
Pension Plans That Are Not Fully Funded
At December 31, 2022, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $226.3 million, $224.7 million, and $186.2 million, respectively.
At December 31, 2021, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $297.9 million, $296.0 million and $249.9 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.5% in 2023 grading down to 5.0% in 2031 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $5.9 million, $5.5 million and $5.7 million during the year ended December 31, 2022, the year ended December 31, 2021, and the nine months ended December 31, 2020, respectively. During the year ended December 31, 2022, the Company utilized 67,025 shares of its common stock with a weighted average fair value of $26.53 per share in funding the cost. During the year ended December 31, 2021, the Company utilized 107,113 shares of its common stock with a weighted average fair value of $51.67 per share in funding the cost.
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

	Fair Value as of December 31, 2022
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.2	$—	$—	$0.2
Corporate-owned life insurance policies (2)	—	11.3	—	11.3
Total assets at fair value	$0.2	$11.3	$—	$11.5

Deferred compensation liability at fair value (3):	$12.1	$—	$—	$12.1

	Fair Value as of December 31, 2021
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.9	$—	$—	$0.9
Corporate-owned life insurance policies (2)	—	14.4	—	14.4
Total assets at fair value	$0.9	$14.4	$—	$15.3

Deferred compensation liability at fair value (3):	$16.3	$—	$—	$16.3
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

Income Tax Provision
The components of the provision for income taxes are as follows (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Current:
United States	$16.7	$7.2	$12.3
Non-United States	1.8	1.0	0.7
State and local	5.4	2.7	2.6
Total current	23.9	10.9	15.6
Deferred:
United States	3.4	(8.8)	(2.5)
Non-United States	0.7	(0.1)	(0.4)
State and local	(1.2)	0.7	(2.2)
Total deferred	2.9	(8.2)	(5.1)
Provision for income taxes	$26.8	$2.7	$10.5

The provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Provision for income taxes at U.S. federal statutory income tax rate	$17.6	$11.0	$9.6
State and local income taxes, net of federal benefit	3.4	1.4	1.7
Net effects of foreign rate differential	0.5	(0.2)	(0.1)
Net effects of foreign operations	—	0.8	0.3
Nondeductible acquisition costs	4.2	—	—
Unrecognized tax benefits, net of federal benefit	0.2	1.0	2.0
Excess tax benefits related to equity compensation	(1.2)	(17.7)	(2.6)
§162(m) compensation limitation	3.3	5.1	2.0
Net changes in valuation allowance	(0.8)	1.6	(1.6)
Other	(0.4)	(0.3)	(0.8)
Provision for income taxes	$26.8	$2.7	$10.5
The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year Ended		Nine-Month Transition Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020
United States	$74.5	$49.5	$44.6
Non-United States	9.3	2.9	0.9
Income before income taxes	$83.8	$52.4	$45.5

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Compensation and retirement benefits	$20.2	$22.7
General accruals and reserves	17.2	12.5
Lease liabilities	10.7	3.8
State tax net operating loss and credit carryforwards	17.3	19.0
Federal and state capital loss carryforwards	17.7	17.7
Foreign net operating loss carryforwards	1.5	2.7
Other	3.9	1.9
Total deferred tax assets before valuation allowance	88.5	80.3
Valuation allowance	(32.2)	(35.1)
Total deferred tax assets	56.3	45.2
Deferred tax liabilities:
Property, plant and equipment	29.0	5.8
Lease ROU assets	10.6	3.6
Inventories	14.9	8.0
Intangible assets and goodwill	220.1	26.5
Total deferred tax liabilities	274.6	43.9
Net deferred tax assets (liabilities)	$(218.3)	$1.3

Net amount on Consolidated Balance Sheets consists of:
Other assets	$3.1	$4.4
Deferred income taxes	(221.4)	(3.1)
Net long-term deferred tax assets (liabilities)	$(218.3)	$1.3
Management has reviewed the deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, state credit carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL carryforwards as of December 31, 2022. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, for those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of 15 years. The foreign NOL carryforwards are subject to a twenty-year expiration period.
At December 31, 2022, the Company had approximately $320.2 million of state NOL carryforwards, expiring over various years ending through December 31, 2036. The Company has a tax effected valuation allowance of $12.1 million recorded against the related deferred tax asset. In addition, at December 31, 2022, the Company had approximately $5.5 million of foreign NOL carryforwards, of which there is a recorded tax effected valuation allowance of $1.0 million.
No provision has been made for U.S. federal income taxes related to approximately $19.4 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. The additional income tax liability that would result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $1.0 million, would not be expected to be significant to the Company’s consolidated financial statements.
The Company’s total receivable for net accrued income taxes as of December 31, 2022 and 2021 was $16.0 million and $31.0 million, respectively. This net amount is presented in the consolidated balance sheets as income taxes payable (separately disclosed in other current liabilities) of $2.3 million and $2.1 million as of December 31, 2022 and 2021, respectively; and as income taxes receivable in the consolidated balance sheets of $18.3 million and $33.1 million as of December 31, 2022 and 2021, respectively. Net cash paid for income taxes to governmental tax authorities for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 was $3.1 million, $57.8 million and $44.9 million, respectively.

Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of December 31, 2022 and 2021 was $5.5 million and $5.9 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2022 and the year ended December 31, 2021 (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Balance at beginning of period	$5.9	$4.7
Additions based on tax positions related to the current year	0.1	1.2
Additions for tax positions of prior years	0.4	—
Reductions due to lapse of applicable statute of limitations	(1.0)	—
Balance at end of period	$5.4	$5.9
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2022 and 2021, the total amount of unrecognized tax benefits includes $0.7 million and $0.5 million of gross accrued interest and penalties, respectively. The amount of net interest and penalties recorded as income tax expense during the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 was $0.2 million, $0.2 million, and $0.0 million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, the Company is undergoing routine, periodic income tax examinations in foreign jurisdictions. During the nine-month Transition Period ended December 31, 2020, the Internal Revenue Service (the “IRS”) completed an income tax examination of the Company’s U.S. consolidated federal income tax returns for the tax years ended March 31, 2016 and 2017. The Company paid approximately $1.5 million upon the conclusion of such examination, all of which was previously accrued in the Company’s financial statements. In accordance with the terms of the VAG sale agreement, the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2019. Similarly, in accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off. There are currently a number of ongoing income tax examinations being conducted by the applicable tax authorities in various foreign tax jurisdictions with respect to certain PMC entities. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2020, state and local income tax examinations for years ending prior to March 31, 2019 or significant foreign income tax examinations for years ending prior to March 31, 2018.

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
Certain Company subsidiaries are subject to asbestos litigation. As of December 31, 2022, Zurn Elkay and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn Elkay. Zurn Elkay did not manufacture asbestos or asbestos components. Instead, Zurn Elkay purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of December 31, 2022, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $79.0 million, of which Zurn Elkay expects approximately $58.0 million to be paid in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $79.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the consolidated balance sheets.
Management estimates that the available insurance to cover this ten year estimated potential asbestos liability as of December 31, 2022 is $72.1 million. The Company recorded a receivable from its insurance carriers, which corresponds to the amount of this potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance the Company's current insurance coverage will ultimately be available or that this asbestos liability will not ultimately exceed the Company's coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. The receivable for probable asbestos-related recoveries is recorded in insurance for asbestos claims within the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded $6.9 million for the amount that the estimated potential liability exceeds a gap in the Company's estimated available insurance coverage. This expense is recorded in other income (expense), net within the consolidated statements of operations. During the year ended December 31, 2021 and the nine-month Transition Period ended December 31, 2020, no amounts were recorded in the consolidated statements of operations.
19. Common Stock Repurchases
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved to increase the remaining share repurchase authority under the Repurchase Program to $300.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the year ended December 31, 2022, the Company repurchased 1.1 million shares of common stock at a total cost of $24.7 million at a weighted average price of $23.00 per share. During the year ended December 31, 2021, the Company repurchased 22,300 shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. During the nine-month Transition Period ended December 31, 2020, the Company repurchased 1.7 million shares of common stock at a total cost of $59.3 million at a weighted average price of $34.97 per share. The repurchased shares were canceled by the Company upon receipt. At December 31, 2022, a total of approximately $138.1 million of repurchase authority remained under the Repurchase Program.
Effective February 8, 2023, the Board approved an increase in the remaining share repurchase authority under the Repurchase Program to $500.0 million.

20. Quarterly Results of Operations (unaudited)
(in millions, except per share amounts)

	Year Ended December 31, 2022
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter	Total
Net sales	$239.6	$284.2	$417.7	$340.3	$1,281.8
Gross profit	101.9	113.8	140.4	109.4	465.5
Net income from continuing operations	29.4	36.4	(19.1)	10.3	57.0
Income from discontinued operations, net of tax	0.8	—	—	3.9	4.7
Net income (loss)	$30.2	$36.4	$(19.1)	$14.2	$61.7

Basic net income (loss) per share
Continuing operations	$0.23	$0.29	$(0.11)	$0.06	$0.38
Discontinued operations	$0.01	$—	$—	$0.02	$0.03
Net income (loss)	$0.24	$0.29	$(0.11)	$0.08	$0.41

Diluted net income (loss) per share
Continuing operations	$0.23	$0.28	$(0.11)	$0.06	$0.37
Discontinued operations	$0.01	$—	$—	$0.02	$0.03
Net income (loss)	$0.24	$0.28	$(0.11)	$0.08	$0.40

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Total
Net sales	$205.2	$243.7	$229.7	$232.3	$910.9
Gross profit	88.4	103.8	95.8	85.2	373.2
Net income from continuing operations	10.0	20.6	16.1	3.0	49.7
Income (loss) from discontinued operations, net of tax	40.0	52.6	48.0	(69.4)	71.2
Net income (loss)	$50.0	$73.2	$64.1	$(66.4)	$120.9

Basic net income (loss) per share
Continuing operations	$0.08	$0.17	$0.13	$0.02	$0.41
Discontinued operations	$0.33	$0.44	$0.40	$(0.56)	$0.59
Net income (loss)	$0.42	$0.61	$0.53	$(0.53)	$1.00

Diluted net income (loss) per share
Continuing operations	$0.08	$0.17	$0.13	$0.02	$0.40
Discontinued operations	$0.32	$0.42	$0.38	$(0.54)	$0.57
Net income (loss)	$0.40	$0.59	$0.51	$(0.52)	$0.97
______________________
(1)     The third quarter of the year ended December 31, 2022 includes the recognition of $33.7 million of transaction-related costs in connection with the Elkay Merger. Refer to Note 3, Acquisitions for additional information.
(2)     The fourth quarter of the year ended December 31, 2021 includes the recognition of a $20.4 million loss on extinguishment of debt following the refinancing of the Company's debt in connection with the Spin-Off Transaction. Refer to Note 11, Long-Term Debt for additional information. In addition, the Company recognized approximately $60.0 million of separation costs in connection with the Spin-Off Transaction that was recorded within the loss from discontinued operations, net of tax. Refer to Note 4, Discontinued Operations for additional information.

21. Subsequent Event
On February 1, 2023, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.07 per-share to be paid on March 7, 2023, to stockholders of record as of February 21, 2023.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Management's assessment of internal control over financial reporting as of December 31, 2022 excludes the internal control over financial reporting related to Elkay Manufacturing Company (acquired in the third quarter of 2022), which is included in the 2022 consolidated financial statements of Zurn Elkay Water Solutions Corporation. As of December 31, 2022, Elkay Manufacturing Company constituted $1,248.7 million and $912.0 million of total and net assets, respectively, and net sales of $264.4 million and a net loss of $11.5 million, for the year then ended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
On February 13, 2023, Zurn Elkay Water Solutions Corporation announced that the Company and Rodney Jackson, Senior Vice President – Business & Corporate Development, mutually agreed that Mr. Jackson will end his employment effective February 17, 2023. Pursuant to an Agreement and General Release, Mr. Jackson will receive cash payments equal to $410,000, and certain other benefits. The Agreement and General Release also provides for a release of any claims. The Agreement and General Release is filed as Exhibit 10.17 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" in the definitive proxy statement for the Company’s annual meeting, to be held on or about May 4, 2023 (the Proxy Statement"), and from the information under the caption "Information about our Executive Officers" in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Zurn Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.zurn-elkay.com. To obtain a copy, free of charge, please submit a written request to Zurn Elkay Investor Relations, 511 West Freshwater Way, Milwaukee, Wisconsin, 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.zurn-elkay.com or in a Current Report on Form 8-K.

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
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	4,542,057	$13.75	3,286,144
Equity compensation plans not approved by security holders	None	None	None
Total	4,542,057	$13.75	3,286,144
______________________
(1)Represents options, PSUs and RSUs granted under the Incentive Plan.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the year ended December 31, 2022, the year ended December 31, 2021, and the nine-month Transition Period ended December 31, 2020 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Nine-Month Transition Period Ended December 31, 2020
Valuation allowance for trade and notes receivable	0.9	0.3	—	(0.4)	0.8
Valuation allowance for income taxes	38.4	0.1	0.3	(2.0)	36.8
Year Ended December 31, 2021
Valuation allowance for trade and notes receivable	0.8	0.8	—	(0.4)	1.2
Valuation allowance for income taxes	36.8	1.8	0.8	(4.3)	35.1
Year Ended December 31, 2022
Valuation allowance for trade and notes receivable	1.2	1.0	—	(0.8)	1.4
Valuation allowance for income taxes	35.1	0.1	0.3	(3.3)	32.2
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

ZURN ELKAY WATER SOLUTIONS CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	Chairman of the Board and Chief Executive Officer
Date:	February 14, 2023

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. Adams, Mark W. Peterson and Jeffrey J. LaValle, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	Chairman of the Board and Chief Executive Officer	February 14, 2023
Todd A. Adams	(Principal Executive Officer)

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	February 14, 2023
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Mark S. Bartlett	Director	February 14, 2023
Mark S. Bartlett

/s/ Jacques Don Butler	Director	February 14, 2023
Jacques Don Butler

/s/ Thomas D. Christopoul	Director	February 14, 2023
Thomas D. Christopoul

/s/ Timothy J. Jahnke	Director	February 14, 2023
Timothy J. Jahnke

/s/ David C. Longren	Director	February 14, 2023
David C. Longren

/s/ George C. Moore	Director	February 14, 2023
George C. Moore

/s/ Rosemary M. Schooler	Director	February 14, 2023
Rosemary M. Schooler

/s/ John S. Stroup	Director	February 14, 2023
John S. Stroup

/s/ Peggy N. Troy	Director	February 14, 2023
Peggy N. Troy

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005

2.2	Agreement and Plan of Merger, dated as of February 15, 2021, by and among Regal Beloit Corporation Phoenix 2021, Inc., Rexnord Corporation and Land Newco, Inc.+	Exhibit 2.1 to the Company's Form 8-K filed February 19, 2021

2.3	Separation and Distribution Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 2.2 to the Company's Form 8-K filed February 19, 2021

2.4	Agreement and Plan of Merger, dated as of February 12, 2022, by and among Zurn, Elkay, Merger Sub, and Elkay Interior Systems International, Inc.	Exhibit 2.1 to the Company's Form 8-K filed February 14, 2022

3.1(a)	Amended and Restated Certificate of Incorporation as amended through July 1, 2022	Exhibit 3.1 to the Company's Form 10-Q filed July 26, 2022

3.1(b)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock of Rexnord Corporation, filed with the Secretary of State of the State of Delaware and effective December 7, 2016 (expired by its terms)
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through July 1, 2022	Exhibit 3.2 to the Company's Form 8-K filed July 1, 2022

4.1	Indenture, dated as of December 7, 2017, by and among RBS Global, Inc., Rexnord LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Company’s Form 8-K dated December 7, 2017

4.2	Form of RBS Global, Inc. and Rexnord LLC 4.875% Senior Notes due 2025 (included in Exhibit 4.1 hereto)	Exhibit 4.2 to the Company’s Form 8-K dated December 7, 2017

4.3	Parent Guarantee, dated as of December 7, 2017, by and between Rexnord Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to the Company’s Form 8-K dated December 7, 2017

4.4	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended March 31, 2020

10.1(a)	The Company's 2006 Stock Option Plan, as amended ("2006 Option Plan")* (superseded)	Exhibit 10.6 to the Form 10-K filed by RBS Global, Inc./Rexnord LLC for the fiscal year ended March 31, 2010

10.1(b)	Form of Executive Non-Qualified Stock Option Agreement under the 2006 Option Plan*	Exhibit 10.10 to the Form 8-K/A filed by RBS Global, Inc./Rexnord LLC on July 27, 2006

10.1(c)	Board Observer Agreement, dated as of February 12, 2022, by and among Zurn and Ronald Katz	Exhibit 10.1 to the Form 8-K filed February 14, 2022

10.1(d)
Registration Rights Agreement, dated as of July 1, 2022, by and between Zurn and certain stockholders of Elkay party thereto (includes amendments to the Standstill and Lock-Up Agreements, dated as of February 12, 2022, between the Company and certain former stockholders of Elkay)
Exhibit 10.1 to the Form 8-K filed July 1, 2022

10.1(e)	Form of Standstill and Lock-Up Agreement, dated as of February 12, 2022, by and among Zurn, and the Elkay stockholders party thereto	Exhibit 10.3 to the Company's Form 8-K filed February 14, 2022

10.1(f)	Form of Support Agreement, dated as of February 13, 2022, by and among Zurn and the Support Stockholders	Exhibit 10.2 to the Company's Form 8-K filed February 14, 2022

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020

10.3(a)	Zurn Elkay Water Solutions Corporation Performance Incentive Plan, as amended and restated as of July 1, 2022 *	Exhibit 10.3 to the Company's Form 8-K filed July 1, 2022

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 * (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.3(f)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded except with respect to outstanding awards)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(h)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(i)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(k)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(l)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)*	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated December 13, 2018, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated December 13, 2018

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.7	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Rexnord Corporation Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9(a)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of July 23, 2020*	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.9(b)	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, revised as of May 2019* (superseded)	Exhibit 10.10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 2019

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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

10.11(g)
Amendment No. 1 to Fourth Amended and Restated First Lien Credit Agreement, dated as of July 1, 2022, by and between ZBS Global, Inc., Zurn Holdings, Inc., Zurn LLC, Elkay and the other loan parties party thereto
Exhibit 10.2 to the Company's Form 8-K filed July 1, 2022

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

Exhibit 10.2 to the Company's Form 8-K dated September 25, 2020

10.15(a)	Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.1 to the Company's Form 8-K filed February 19, 2021

10.15(b)	Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.2 to the Company's Form 8-K filed February 19, 2021

10.15(c)	Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.3 to the Company's Form 8-K filed February 19, 2021

10.15(d)	Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.4 to the Company's Form 8-K filed February 19, 2021

10.15(e)	Commitment Letter, dated as of February 14, 2021, by and between Rexnord, Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC+	Exhibit 10.5 to the Company's Form 8-K filed February 19, 2021

10.15(f)	Bridge Facility Commitment Letter, dated as of February 15, 2021, by and between Land and Barclays Bank PLC+	Exhibit 10.6 to the Company's Form 8-K filed February 19, 2021

10.15(g)	Transition Services Agreement, dated as of October 4, 2021, by and among Rexnord Corporation and Land Newco, Inc.+	Exhibit 10.1 to the Company's Form 8-K filed October 5, 2021

10.16	Agreement and General Release, last signed on December 31, 2021, by George J. Powers and Zurn Water Solutions Corporation*	Exhibit 10.1 to the Company's Form 8-K filed January 5, 2022

10.17	Agreement and General Release, last signed on February 13, 2023, by Rodney Jackson and Zurn Elkay Water Solutions Corporation*		X

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Inline XBRL data (contained in Exhibit 101)		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.