Form 10-Q
period 2023-03-31
Zurn Elkay Water Solutions Corp
filed 2023-04-25
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2023
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	174,522,514 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$74.8	$124.8
Receivables, net	223.0	219.7
Inventories	349.1	366.7
Income taxes receivable	10.2	18.3
Other current assets	24.7	28.0
Total current assets	681.8	757.5
Property, plant and equipment, net	201.5	183.8
Intangible assets, net	995.0	1,009.7
Goodwill	790.7	777.0
Insurance for asbestos claims	72.1	72.1
Other assets	68.9	63.9
Total assets	$2,810.0	$2,864.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$6.3	$5.7
Trade payables	84.0	116.9
Compensation and benefits	9.4	19.2
Current portion of pension and postretirement benefit obligations	1.6	1.6
Other current liabilities	128.3	145.9
Total current liabilities	229.6	289.3

Long-term debt	550.3	530.2
Pension and postretirement benefit obligations	51.4	50.5
Deferred income taxes	216.9	221.4
Operating lease liability	38.4	34.2
Reserve for asbestos claims	79.0	79.0
Other liabilities	44.9	44.4
Total liabilities	1,210.5	1,249.0

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 175,132,260 at March 31, 2023 and 176,876,406 at December 31, 2022	1.8	1.8
Additional paid-in capital	2,851.9	2,853.1
Retained deficit	(1,179.1)	(1,164.9)
Accumulated other comprehensive loss	(75.1)	(75.0)
Total stockholders' equity	1,599.5	1,615.0
Total liabilities and stockholders' equity	$2,810.0	$2,864.0
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net sales	$372.1	$239.6
Cost of sales	223.3	137.7
Gross profit	148.8	101.9
Selling, general and administrative expenses	88.5	53.9
Restructuring and other similar charges	1.9	1.1
Amortization of intangible assets	14.7	3.0
Income from operations	43.7	43.9
Non-operating expense:
Interest expense, net	(9.6)	(4.8)
Other (expense) income, net	(2.4)	0.3
Income before income taxes	31.7	39.4
Provision for income taxes	(9.1)	(10.0)
Net income from continuing operations	22.6	29.4
Income from discontinued operations, net of tax	0.2	0.8
Net income	$22.8	$30.2

Basic net income per share:
Continuing operations	$0.13	$0.23
Discontinued operations	$0.00	$0.01
Net income	$0.13	$0.24
Diluted net income per share:
Continuing operations	$0.13	$0.23
Discontinued operations	$0.00	$0.01
Net income	$0.13	$0.24
Weighted-average number of shares outstanding (in thousands):
Basic	176,416	126,281
Effect of dilutive equity awards	1,969	2,160
Diluted	178,385	128,441

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$22.8	$30.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	2.0
Other comprehensive (loss) income, net of tax	(0.1)	2.0
Total comprehensive income	$22.7	$32.2

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net income	$22.8	$30.2
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	8.1	2.3
Amortization of intangible assets	14.7	3.0
Deferred income taxes	0.9	4.6
Other non-cash expenses	0.3	0.5
Stock-based compensation expense	10.3	3.9
Changes in operating assets and liabilities:
Receivables	(3.2)	(27.7)
Inventories	(4.2)	(39.6)
Other assets	12.4	(1.1)
Accounts payable	(33.0)	8.4
Accruals and other	(24.1)	(38.4)
Cash provided by (used for) operating activities	5.0	(53.9)

Investing activities
Expenditures for property, plant and equipment	(5.2)	(0.8)
Proceeds from dispositions of long-lived assets	—	1.3
Proceeds associated with divestiture of discontinued operations	—	35.0
Cash (used for) provided by investing activities	(5.2)	35.5

Financing activities
Proceeds from borrowings of debt	13.0	10.0
Repayments of debt	(14.6)	(11.4)
Proceeds from exercise of stock options	0.6	0.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)
Repurchase of common stock	(37.0)	—
Payment of common stock dividends	(12.3)	(3.8)
Cash used for financing activities	(50.3)	(5.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	0.2
Decrease in cash, cash equivalents and restricted cash	(50.0)	(23.4)
Cash, cash equivalents and restricted cash at beginning of period	124.8	96.6
Cash, cash equivalents and restricted cash at end of period	$74.8	$73.2

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements included herein have been prepared by Zurn Elkay Water Solutions Corporation (“Zurn Elkay” or the “Company”) in accordance with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The Company
On July 1, 2022, Zurn Water Solutions Corporation ("Zurn") completed its combination with Elkay Manufacturing Company (“Elkay”) through the merger of Elkay with and into a newly created subsidiary of the Company, with Elkay surviving as a wholly owned subsidiary of Zurn Elkay (the “Merger” or "Elkay Transaction"). The Company's results of operations include the acquired operations subsequent to July 1, 2022. See Note 2, Acquisition, for additional information on the Elkay Transaction.
Zurn Elkay Water Solutions Corporation is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. The Company's product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Company's heritage of innovation and specification has allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Elkay Business System (“ZEBS”) is its operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.
Reclassifications
Certain prior year amounts have been reclassified to conform to the presentation used for the three months ended March 31, 2023.
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). In 2020, the Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is described below. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority ("FCA") had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in ASU 2022-06 are effective for all entities upon issuance of the update. The Company did not modify any material contracts due to reference rate reform during the three months ended March 31, 2023. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.
2. Acquisition
Elkay Merger
On July 1, 2022, the Company completed the Elkay Merger for a purchase price of $1,457.8 million. Elkay, a market leader of commercial sinks and drinking water solutions, complements the Company's existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the Merger Agreement, the Company issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the three months ended March 31, 2023, the preliminary purchase price was adjusted and is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned to the Company were canceled upon receipt.
In accordance with the Merger Agreement, the Company increased the size of its Board of Directors to eleven members, and appointed two directors designated by Elkay. As of March 31, 2023, the Board of Directors consisted of eleven members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination.
Elkay’s assets and liabilities were measured at estimated fair values at July 1, 2022, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the Merger date. Due to the timing of the business combination and the nature of the net assets acquired, at March 31, 2023, the valuation process to determine the fair values is not complete and further adjustments are expected. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The preliminary fair value of the assets acquired and liabilities assumed were as follows (in millions):

	As Reported September 30, 2022	Measurement Period Adjustments	As Reported March 31, 2023
Assets acquired:
Receivables, net	$92.1	$—	$92.1
Inventories	165.9	(23.1)	142.8
Other current assets	9.9	(1.4)	8.5
Property, plant and equipment, net	147.1	(16.2)	130.9
Intangible assets, net	860.5	5.0	865.5
Goodwill	505.0	36.6	541.6
Other assets	73.8	(16.9)	56.9
Total assets acquired	1,854.3	(16.0)	1,838.3
Liabilities assumed:
Trade payables	30.4	0.1	30.5
Compensation and benefits	39.1	0.1	39.2
Current portion of pension and postretirement benefit obligations	17.3	—	17.3
Other current liabilities	30.1	15.0	45.1
Operating lease liability	40.5	(16.3)	24.2
Pension and postretirement benefit obligations	3.6	—	3.6
Deferred income taxes	222.6	(12.5)	210.1
Other liabilities	7.8	2.7	10.5
Total liabilities assumed	391.4	(10.9)	380.5
Total preliminary purchase price	$1,462.9	$(5.1)	$1,457.8
Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the financial results from continuing operations for the three months ended March 31, 2022 as if the Elkay Merger had occurred on January 1, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, and (iii) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Elkay Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Elkay Merger been completed as of the date indicated or the results that may be obtained in the future.

Three Months Ended
March 31, 2022
Net sales	$384.6
Net income from continuing operations	$21.1
Earnings per share from continuing operations
Basic	$0.17
Assuming dilution	$0.16
3. Restructuring and Other Similar Charges
During the three months ended March 31, 2023, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges during the three months ended March 31, 2023 and March 31, 2022, (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Employee termination benefits	$0.9	$1.1
Contract termination and other associated costs	1.0	—
Total restructuring and other similar costs	$1.9	$1.1
The following table summarizes the activity in the Company's restructuring accrual for the three months ended March 31, 2023 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, December 31, 2022 (1)	$7.8	$1.2	$9.0
Charges	0.9	1.0	1.9
Cash payments	(3.7)	(1.2)	(4.9)
Accrued Restructuring Costs, March 31, 2023 (1)	$5.0	$1.0	$6.0
____________________
(1)As of March 31, 2023, $5.9 million of the restructuring accrual is included in other current liabilities and $0.1 million is included in other liabilities in the condensed consolidated balance sheets. As of December 31, 2022, $8.4 million of the restructuring accrual is included in other current liabilities and $0.6 million is included in other liabilities in the condensed consolidated balance sheets.

4. Discontinued Operations

On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's PMC business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the three months ended March 31, 2023 and March 31, 2022 have not been adjusted to separately disclose cash flows related to the discontinued operations. During 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022, are as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Income from discontinued operations before income tax	$—	$—
Income tax benefit	0.2	0.8
Income from discontinued operations, net of tax	$0.2	$0.8
The condensed consolidated statements of cash flows for the three months ended March 31, 2023 and March 31, 2022 have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Proceeds associated with divestiture of discontinued operations	$—	$35.0

5. Revenue Recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of the Company's product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company's manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continue to be recognized as an expense when the products are sold.
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

	Three Months Ended
Customer Type	March 31, 2023	March 31, 2022
Institutional	$167.9	$87.6
Commercial	110.7	75.5
All other	93.5	76.5
Total	$372.1	$239.6

	Three Months Ended
Geography	March 31, 2023	March 31, 2022
United States	$348.9	$219.6
Canada	13.8	15.1
Rest of world	9.4	4.9
Total	$372.1	$239.6
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of March 31, 2023 and December 31, 2022 were not material.

Backlog
The Company had backlog of $44.6 million as of March 31, 2023, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 99% of the backlog in the remaining nine months of the year ending December 31, 2023, and the remaining approximately 1% in 2024 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of March 31, 2023 and December 31, 2022, the contract assets capitalized, as well as amortization recognized in the three months ended March 31, 2023 and March 31, 2022, are not significant and no impairment losses were recognized.
Allowance for Credit Losses
The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables.
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
The income tax provision was $9.1 million for the three months ended March 31, 2023, compared to $10.0 million for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was 28.7% versus 25.4% for the three months ended March 31, 2022. The effective income tax rate for each of the three months ended March 31, 2023 and the three months ended March 31, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations, and, for the three months ended March 31, 2022, income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of March 31, 2023 and December 31, 2022 was $5.3 million and $5.5 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of March 31, 2023 and December 31, 2022, the total amount of unrecognized tax benefits includes $0.7 million of gross accrued interest and penalties. The Company recognized $0.1 million and $(0.1) million of net interest and penalties as income tax expense (benefit) during the three months ended March 31, 2023 and March 31, 2022, respectively.
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
The computation for diluted net income per share for the three months ended March 31, 2023 and March 31, 2022 excludes 1.2 million and 0.2 million common shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$126.4
Total comprehensive income	—	—	30.2	2.0	32.2
Stock-based compensation expense	—	3.9	—	—	3.9
Proceeds from exercise of stock options	—	0.5	—	—	0.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	35.0
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	(3.8)
Balance at March 31, 2022	$1.3	$1,437.0	$(1,171.7)	$(72.9)	$193.7

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Total comprehensive income	—	—	22.8	(0.1)	22.7
Stock-based compensation expense	—	11.2	—	—	11.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock issued to fund defined contribution plans	—	0.8	—	—	0.8
Repurchase of common stock	—	—	(37.0)	—	(37.0)
Common stock dividends ($0.07 per share)	—	(8.7)	—	—	(8.7)
Balance at March 31, 2023	$1.8	$2,851.9	$(1,179.1)	$(75.1)	$1,599.5
____________________
(1)During the three months ended March 31, 2023 and March 31, 2022, the Company issued 156,319 and 127,001 shares of common stock upon the exercise of stock options, vesting of restricted stock units, and for other common stock issuances, respectively.
(2)During the three months ended March 31, 2023, 186,020 of the shares issued at closing of the Elkay Merger were returned to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned to the Company were canceled upon receipt. Refer to Note 2, Acquisition for additional information.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the three months ended March 31, 2023, the Company repurchased 1,682,756 shares of common stock at a total cost of $37.0 million at a weighted average price of $21.99 per share. The repurchased shares were canceled by the Company upon receipt. During the three months ended March 31, 2022, the Company did not repurchase any shares of common stock. Approximately $478.5 million of the existing authority remained under the Repurchase Program at March 31, 2023.

9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2022	$(75.1)	$0.1	$(75.0)
Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Net current period other comprehensive loss	(0.1)	—	(0.1)
Balance at March 31, 2023	$(75.2)	$0.1	$(75.1)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2023 and 2022.

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31, 2023	December 31, 2022
Finished goods	$273.9	$285.9
Work in progress	19.2	19.1
Raw materials	63.7	75.7
Inventories at First-in, First-Out ("FIFO") cost	356.8	380.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(7.7)	(14.0)
	$349.1	$366.7
11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the three months ended March 31, 2023, are presented below (in millions):

Net carrying amount as of December 31, 2022	$777.0
Currency translation adjustments	(0.7)
Purchase accounting adjustments (1)	14.4
Net carrying amount as of March 31, 2023	$790.7
(1)Refer to Note 2, Acquisition for additional information regarding the acquisition and purchase accounting adjustments.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2023 and December 31, 2022 are as follows (in millions):

		March 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.7	$(22.6)	$3.1
Customer relationships (including distribution network)	16 years	1,069.5	(310.9)	758.6
Tradenames	19 years	156.8	(10.6)	146.2
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,339.1	$(344.1)	$995.0

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.5	$(22.5)	$3.0
Customer relationships (including distribution network)	16 years	1,069.5	(298.2)	771.3
Tradenames	19 years	156.8	(8.5)	148.3
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,338.9	$(329.2)	$1,009.7
Intangible asset amortization expense totaled $14.7 million and $3.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.7 million in the year ending December 31, 2023 (inclusive of the $14.7 million of amortization expense recognized in the three months ended March 31, 2023), $58.7 million in 2024, $58.7 million in 2025, $58.5 million in 2026, $58.5 million in 2027 and $58.5 million in 2028.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2023	December 31, 2022
Commissions	$11.0	$9.0
Current portion of operating lease liability	9.6	9.4
Income taxes payable	2.1	2.3
Legal and environmental	1.4	2.3
Product warranty (1)	4.0	4.2
Restructuring and other similar charges (2)	5.9	8.4
Risk management (3)	16.4	16.3
Sales rebates	45.6	56.0
Tax indemnities	19.2	19.0
Taxes, other than income taxes	1.9	2.5
Other	11.2	16.5
	$128.3	$145.9
____________________
(1)See more information related to the product warranty obligations within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2023	December 31, 2022
Term loan (1)	$534.3	$535.3
Finance leases	22.3	0.6
Total	556.6	535.9
Less current maturities	6.3	5.7
Long-term debt	$550.3	530.2
____________________
(1)Includes unamortized debt issuance costs of $8.8 million and $9.2 million at March 31, 2023 and December 31, 2022, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2023, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
The Credit Agreement amended and restated in its entirety the Company’s Third Amended and Restated First Lien Credit Agreement, as amended (the “Prior Credit Agreement”). At December 31, 2020, the Prior Credit Agreement was funded by a syndicate of banks and other financial institutions and provided for (i) a $625.0 million term loan facility (the “Prior Term Loan”) and (ii) a $264.0 million revolving credit facility.
In connection with the 2021 amendment of the Credit Agreement, the Company recognized a $20.4 million loss in the prior year on the extinguishment of debt, comprised of refinancing-related costs incurred and a non-cash write-off of debt issuance costs associated with the previous debt outstanding.
Term Debt
The Credit Agreement provides for the issuance of a term loan facility in an aggregate principal amount of $550.0 million. The proceeds of the Term Loan were, together with the dividend received by the Company in connection with the Spin-Off Transaction and cash on hand, used to (i) repay in full the aggregate principal amount outstanding of the Prior Term Loan, together with accrued interest thereon, (ii) redeem the $500 million of outstanding principal amount of the Notes, as described below, and (iii) pay related fees and expenses.
The Term Loan has a maturity date of October 4, 2028. Commencing on March 31, 2022, the Borrowers are required to make quarterly payments of principal in an amount equal to $1.4 million on each quarter until the maturity date.
The Term Loan bears interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of LIBOR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.63 to 1.00 as of March 31, 2023, and therefore the applicable margin is 2.00%.
At March 31, 2023 and for the three months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 6.86% and 6.53%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Borrowings under the Revolving Credit Facility bear interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of LIBOR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and LIBOR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.63 to 1.00 as of March 31, 2023. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
At March 31, 2023 and December 31, 2022, there were no amounts borrowed under the Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, $6.3 million and $7.5 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
Finance Leases
At March 31, 2023 and December 31, 2022, the Company had finance lease obligations of $22.3 million and $0.6 million, respectively.
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

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in millions):

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.3	$12.0	$—	$12.3
Deferred compensation plan liabilities	13.0	—	—	13.0

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.2	$11.3	$—	$11.5
Deferred compensation plan liabilities	12.1	—	—	12.1
There were no transfers of assets between levels at March 31, 2023 and December 31, 2022, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2023 and December 31, 2022, due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2023 and December 31, 2022, was approximately $564.0 million and $543.1 million, respectively. The fair value is based on quoted market prices for the same instruments.
15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Balance at beginning of period	$4.2	$1.3
Charged to operations	0.5	0.2
Claims settled	(0.7)	(0.2)
Balance at end of period	$4.0	$1.3
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
Certain Company subsidiaries are subject to asbestos litigation. As of March 31, 2023, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of March 31, 2023, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $79.0 million, of which Zurn expects approximately $58.0 million to be paid in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $79.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the condensed consolidated balance sheets.
Management estimates that the available insurance to cover this ten-year estimated potential asbestos liability as of March 31, 2023 is $72.1 million.
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
16. Retirement Benefits
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Pension Benefits:
Interest cost	$3.0	$2.1
Expected return on plan assets	(1.9)	(2.4)
Net periodic benefit cost	$1.1	$(0.3)
Other Postretirement Benefits:
Interest cost	$0.2	$0.1
Net periodic benefit cost	$0.2	$0.1
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
During the three months ended March 31, 2023 and March 31, 2022, the Company made contributions of $0.1 million and $0.2 million, respectively, to its U.S. qualified pension plan trusts.
See Note 16, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding retirement benefits.
17. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $10.3 million and $3.9 million of stock-based compensation expense, respectively.
During the three months ended March 31, 2023, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	117,707	$8.17
Restricted stock units	287,560	$23.18
Performance stock units	425,246	$23.25
Common stock	100,923	$22.04
See Note 15, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further information regarding stock-based compensation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
On July 1, 2022, we completed our combination with Elkay Manufacturing Company (“Elkay”) through the merger of Elkay with and into a newly created subsidiary of Zurn, with Elkay surviving as a wholly owned subsidiary of Zurn Elkay (the “Merger” or "Elkay Transaction"). In conjunction with the Merger, we changed our name from Zurn Water Solutions Corporation to Zurn Elkay Water Solutions Corporation. Our results of operations include the acquired operations subsequent to July 1, 2022. See Item 1, Note 2, Acquisition, for additional information on the Elkay Merger.
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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2022 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of March 31, 2023, and during the period from January 1, 2023 through March 31, 2023, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.

Acquisitions
On July 1, 2022, we completed the Elkay Merger for a purchase price of $1,457.8 million. Elkay, a market leader of commercial sinks and drinking water solutions, complements our existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the Merger Agreement, we issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the three months ended March 31, 2023, the preliminary purchase price was adjusted and is reflected in the purchase price amounts above, following the return of 186,020 of the shares we issued at closing as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned were canceled upon receipt. Our results of operations include Elkay subsequent to the merger date. See Item 1, Note 2, Acquisition for additional information on the Elkay Merger.
Spin-Off of Process & Motion Control Segment
On October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation. During 2022, we received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the period ended March 31, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 1, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022, are as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Income from discontinued operations before income tax	$—	$—
Income tax benefit	0.2	0.8
Income from discontinued operations, net of tax	$0.2	$0.8
See Item 1, Note 4, Discontinued Operations for additional information.
Restructuring and Other Similar Costs
During the three months ended March 31, 2023, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three months ended March 31, 2023, restructuring charges totaled $1.9 million. For the three months ended March 31, 2022, restructuring charges totaled $1.1 million. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended March 31, 2023 compared with the Three Months Ended March 31, 2022:
Net sales
(Dollars in Millions)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Net Sales	$372.1	$239.6	$132.5	55.3%
Net sales were $372.1 million and $239.6 million during the three months ended March 31, 2023 and March 31, 2022, respectively, an increase of 55% year-over-year. Excluding a 53% increase in sales associated with our combination with Elkay and a 1% decrease in sales associated with foreign currency translation, core sales increased 3% year-over-year as nearly all of our product categories, with the exception of products sold into the residential end market, contributed to the sales growth.
Income from operations
(Dollars in Millions)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Income from operations	$43.7	$43.9	$(0.2)	(0.5)%
% of net sales	11.7%	18.3%	(6.6)%
During the three months ended March 31, 2023, income from operations was $43.7 million compared to $43.9 million during the three months ended March 31, 2022. Income from operations as a percentage of net sales decreased by 660 basis points year over year as the benefits of productivity actions were offset by higher non-cash stock-based compensation expense, incremental depreciation, and intangible asset amortization resulting from the merger with Elkay, as well as the sell-through of higher cost inventory in the quarter.
Interest expense, net
Interest expense, net was $9.6 million for the three months ended March 31, 2023, compared to $4.8 million for the three months ended March 31, 2022. The increase in interest expense as compared to the prior year period is primarily a result of higher year-over-year interest rates. See Item 1, Note 13 Long-Term Debt for more information.
Other (expense) income, net
Other (expense) income, net for the three months ended March 31, 2023 and 2022, was $(2.4) million and $0.3 million, respectively. Other (expense) income, net consists primarily of foreign currency transaction gains and losses and the non-service cost components associated with our defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates and higher interest cost within the non-service cost components of our defined benefit plans.
Provision for income taxes
The income tax provision was $9.1 million for the three months ended March 31, 2023, compared to $10.0 million for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was 28.7% versus 25.4% for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The effective income tax rate for the three months ended March 31, 2022 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended March 31, 2023, was $22.8 million compared to net income of $30.2 million for the three months ended March 31, 2022. Diluted net income per share for the three months ended March 31, 2023 and March 31, 2022, was $0.13 and $0.24, respectively. The year over year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.2 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022. Diluted net income per share from discontinued operations for the three months ended March 31, 2023 and March 31, 2022, was $0.00 and $0.01, respectively.

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
Core sales
Core sales excludes the impact of acquisitions (such as the Elkay Merger), divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA (as described below in “Covenant Compliance”) is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a net first lien leverage ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see “Covenant Compliance” for additional discussion of this ratio, including a reconciliation to our net income). We reported net income in the three months ended March 31, 2023, of $22.8 million and Adjusted EBITDA for the same period of $72.4 million. See “Covenant Compliance” for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to comply with a maximum total Net First

Lien Leverage Ratio of 5.00 to 1.00 as of the end of each fiscal quarter. At March 31, 2023, our Net First Lien Leverage Ratio was 1.63 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.
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
In addition, certain of these excluded expenses added back in calculating Adjusted EBITDA can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2023, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.

Set forth below is a reconciliation of net income attributable to Zurn Elkay common stockholders to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended March 31, 2022	Twelve months ended December 31, 2022	Three months ended March 31, 2023	Twelve months ended March 31, 2023
Net income	$30.2	$61.7	$22.8	$54.3
Income from discontinued operations, net of tax (1)	(0.8)	(4.7)	(0.2)	(4.1)
Provision for income taxes	10.0	26.8	9.1	25.9
Actuarial gain on pension and postretirement benefit obligations	—	(1.9)	—	(1.9)
Other (income) expense, net (2)	(0.3)	(1.7)	2.4	1.0
Interest expense	4.8	26.9	9.6	31.7
Depreciation and amortization	5.3	54.5	22.8	72.0
EBITDA	49.2	161.6	66.5	178.9
Adjustments to EBITDA
Restructuring and other similar charges (3)	1.1	15.4	1.9	16.2
Stock-based compensation expense	3.9	25.0	10.3	31.4
Merger costs (4)	—	33.7	—	33.7
Last-in first-out ("LIFO") adjustments (5)	(2.8)	9.7	(6.3)	6.2
Acquisition-related fair value adjustment	0.3	18.9	—	18.6
Other, net (6)	0.3	0.3	—	—
Subtotal of adjustments to EBITDA	2.8	103.0	5.9	106.1
Adjusted EBITDA	$52.0	$264.6	$72.4	$285.0
Pro forma adjustment for acquisitions (7)				24.0
Pro forma Adjusted EBITDA				309.0
Consolidated indebtedness (8)				$504.7
Total Net First Lien Leverage Ratio (9)				1.63
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
(5)LIFO inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(6)Other, net consists of gains and losses on the disposition of long-lived assets.
(7)Represents a pro forma adjustment to include Adjusted EBITDA related to the Elkay Merger, which was permitted by our credit agreement. The pro forma adjustment includes the period from April 1, 2022, through the date of the Elkay Merger. See Item 1, Note 2, Acquisition for more information.
(8)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $51.9 million (as defined by the credit agreement) at March 31, 2023.
(9)Our credit agreement defines the total Net First Lien Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $200.0 million under our revolving credit facility.
As of March 31, 2023, we had $74.8 million of cash and cash equivalents and $193.7 million of additional borrowing capacity. As of March 31, 2023, the available borrowings under our credit facility were reduced by $6.3 million due to outstanding letters of credit. As of December 31, 2022, we had $124.8 million of cash and cash equivalents and approximately $192.5 million of additional borrowing capacity under our revolving credit facility.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We believe this resource is adequate for our expected needs.
Cash Flows
Cash provided by (used for) operating activities was $5.0 million and $(53.9) million during the three months ended March 31, 2023 and 2022, respectively. The change in year-over-year operating cash flows was primarily the result of a lower use of cash for trade working capital and the timing of accrued expenses during the three months ended March 31, 2023.
Cash (used for) provided by investing activities was $(5.2) million during the three months ended March 31, 2023 and $35.5 million during the three months ended March 31, 2022. Investing activities during the three months ended March 31, 2023, consisted of $5.2 million of capital expenditures. Investing activities during the three months ended March 31, 2022, included $0.8 million of capital expenditures which was offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Translation and the receipt of $1.3 million in connection with the sale of certain long-lived assets.
Cash used for financing activities was $50.3 million during the three months ended March 31, 2023, compared to $5.2 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we utilized a net $1.6 million of cash for payments on outstanding debt, $37.0 million to repurchase outstanding shares of our common stock and $12.3 million for the payment of common stock dividends, which was partially offset by $0.6 million of proceeds from the exercise of stock options. During the three months ended March 31, 2022, we utilized $1.4 million of cash for payments on outstanding debt and $3.8 million for the payment of common stock dividends.
Indebtedness
As of March 31, 2023, we had $556.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2023	Current Maturities of Debt	Long-term Portion
Term loan (1)	$534.3	$5.5	$528.8
Finance leases	22.3	0.8	21.5
Total	$556.6	$6.3	$550.3
___________________________________________
(1)Includes unamortized debt issuance costs of $8.8 million at March 31, 2023.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of March 31, 2023, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the three months ended March 31, 2023, the Company repurchased 1,682,756 shares of common stock at a total cost of $37.0 million at a weighted average price of $21.99 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $478.5 million of the existing authority remained under the Repurchase Program at March 31, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
January 1 - January 31, 2023	561,762	$21.65	561,762	$125,969,789
February 1 - February 28, 2023	455,334	$22.77	455,334	$493,012,616
March 1 - March 31, 2023	665,660	$21.74	665,660	$478,528,445
Total/Average	1,682,756	$21.99	1,682,756

(1)See explanation of the Repurchase Program above.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Agreement and General Release, last signed on February 13, 2023, by Rodney Jackson and Zurn Elkay Water Solutions Corporation*

10.2	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of February 2023	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X
*Incorporated by reference to exhibit 10.17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	April 25, 2023	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer