Form 10-Q
period 2023-09-30
Zurn Elkay Water Solutions Corp
filed 2023-10-31
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	172,810,551 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$173.1	$124.8
Receivables, net	233.9	219.7
Inventories	284.3	366.7
Income taxes receivable	4.0	18.3
Other current assets	26.0	28.0
Total current assets	721.3	757.5
Property, plant and equipment, net	189.1	183.8
Intangible assets, net	966.0	1,009.7
Goodwill	795.3	777.0
Insurance for asbestos claims	72.1	72.1
Other assets	69.1	63.9
Total assets	$2,812.9	$2,864.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$6.3	$5.7
Trade payables	60.7	116.9
Compensation and benefits	25.1	19.2
Current portion of pension and postretirement benefit obligations	1.6	1.6
Other current liabilities	136.1	145.9
Total current liabilities	229.8	289.3

Long-term debt	547.9	530.2
Pension and postretirement benefit obligations	53.2	50.5
Deferred income taxes	205.5	221.4
Operating lease liability	39.6	34.2
Reserve for asbestos claims	78.9	79.0
Other liabilities	46.4	44.4
Total liabilities	1,201.3	1,249.0

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 172,623,478 at September 30, 2023 and 176,876,406 at December 31, 2022	1.7	1.8
Additional paid-in capital	2,850.4	2,853.1
Retained deficit	(1,166.9)	(1,164.9)
Accumulated other comprehensive loss	(73.6)	(75.0)
Total stockholders' equity	1,611.6	1,615.0
Total liabilities and stockholders' equity	$2,812.9	$2,864.0
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$398.4	$417.7	$1,173.7	$941.5
Cost of sales	228.5	277.3	681.5	585.4
Gross profit	169.9	140.4	492.2	356.1
Selling, general and administrative expenses	92.9	124.3	277.7	236.6
Restructuring and other similar charges	2.2	11.7	11.9	13.1
Amortization of intangible assets	14.7	14.5	44.0	19.1
Income (loss) from operations	60.1	(10.1)	158.6	87.3
Non-operating expense:
Interest expense, net	(9.9)	(8.0)	(29.8)	(18.0)
Other income (expense), net	(2.5)	0.6	(3.3)	0.3
Income (loss) before income taxes	47.7	(17.5)	125.5	69.6
Provision for income taxes	(12.5)	(1.6)	(34.8)	(22.9)
Net income (loss) from continuing operations	35.2	(19.1)	90.7	46.7
Income from discontinued operations, net of tax	6.2	—	8.1	0.8
Net income (loss)	$41.4	$(19.1)	$98.8	$47.5

Basic net income (loss) per share:
Continuing operations	$0.20	$(0.11)	$0.52	$0.33
Discontinued operations	$0.04	$—	$0.05	$0.01
Net income (loss)	$0.24	$(0.11)	$0.57	$0.33
Diluted net income (loss) per share:
Continuing operations	$0.20	$(0.11)	$0.51	$0.32
Discontinued operations	$0.04	$—	$0.05	$0.01
Net income (loss)	$0.24	$(0.11)	$0.56	$0.33
Weighted-average number of shares outstanding (in thousands):
Basic	173,276	174,867	174,632	142,699
Effect of dilutive equity awards	2,866	—	2,803	2,004
Diluted	176,142	174,867	177,435	144,703

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$41.4	$(19.1)	$98.8	$47.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.1)	(4.1)	1.4	(4.1)
Other comprehensive income (loss), net of tax	(2.1)	(4.1)	1.4	(4.1)
Total comprehensive income (loss)	$39.3	$(23.2)	$100.2	$43.4

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities
Net income	$98.8	$47.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22.3	11.8
Amortization of intangible assets	44.0	19.1
Non-cash asset impairment	2.5	—
Loss on dispositions of long-lived assets	—	0.3
Deferred income taxes	(7.1)	4.1
Other non-cash expenses	1.8	5.3
Stock-based compensation expense	30.5	15.5
Changes in operating assets and liabilities:
Receivables, net	(14.0)	(34.4)
Inventories	57.7	(50.9)
Other assets	17.1	34.8
Accounts payable	(56.4)	9.7
Accruals and other	(1.5)	(50.2)
Cash provided by operating activities	195.7	12.6

Investing activities
Expenditures for property, plant and equipment	(15.9)	(4.3)
Acquisitions, net of cash acquired	—	(44.8)
Proceeds from dispositions of long-lived assets	0.3	1.3
Proceeds from insurance claims	9.0	—
Proceeds associated with divestiture of discontinued operations	—	35.0
Cash used for investing activities	(6.6)	(12.8)

Financing activities
Proceeds from borrowings of debt	13.0	85.0
Repayments of debt	(17.7)	(89.4)
Proceeds from exercise of stock options	1.9	1.9
Taxes withheld and paid on employees' share-based payment awards	(1.9)	(0.5)
Repurchase of common stock	(100.2)	—
Payment of common stock dividends	(36.6)	(20.1)
Cash used for financing activities	(141.5)	(23.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	(1.4)
Increase (decrease) in cash, cash equivalents and restricted cash	48.3	(24.7)
Cash, cash equivalents and restricted cash at beginning of period	124.8	96.6
Cash, cash equivalents and restricted cash at end of period	$173.1	$71.9

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the presentation used for the nine months ended September 30, 2023.

2. Acquisition
Elkay Merger
On July 1, 2022, the Company completed the Elkay Merger for a purchase price of $1,457.8 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements the Company's existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, the Company issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the six months ended June 30, 2023, we completed the final price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned to the Company were canceled upon receipt.
In accordance with the merger agreement, at closing the Company increased the size of its Board of Directors to eleven members and appointed two directors designated by Elkay. As of September 30, 2023, the Board of Directors consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is not expected to be deductible for tax purposes.
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
As of June 30, 2023, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The final fair value of the assets acquired and liabilities assumed were as follows (in millions):

As Reported June 30, 2023
Assets acquired:
Receivables, net	$92.0
Inventories	139.5
Other current assets	8.5
Property, plant and equipment, net	127.1
Intangible assets, net	865.5
Goodwill	546.2
Other assets	56.9
Total assets acquired	1,835.7
Liabilities assumed:
Trade payables	30.5
Compensation and benefits	39.3
Current portion of pension and postretirement benefit obligations	17.3
Other current liabilities	45.8
Operating lease liability	24.2
Pension and postretirement benefit obligations	3.6
Deferred income taxes	206.7
Other liabilities	10.5
Total liabilities assumed	377.9
Total purchase price	$1,457.8
Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the financial results from continuing operations for the nine months ended September 30, 2022 as if the Elkay Merger had occurred on January 1, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) removing Elkay Merger-Related costs recognized by Elkay during the nine months ended September 30, 2022 as these costs will not affect the combined operations, and (iv) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Elkay Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Elkay Merger been completed as of the date indicated or the results that may be obtained in the future.

Nine Months Ended
September 30, 2022
Net sales	$1,240.2
Net income from continuing operations	$71.4
Earnings per share from continuing operations
Basic	$0.50
Assuming dilution	$0.49
3. Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2023, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended September 30, 2023 and September 30, 2022, (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Employee termination benefits	$0.5	$10.5	$3.4	$11.8
Contract termination and other associated costs	1.7	1.2	8.5	1.3
Total restructuring and other similar costs	$2.2	$11.7	$11.9	$13.1
The following table summarizes the activity in the Company's restructuring accrual for the nine months ended September 30, 2023 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, December 31, 2022 (1)	$7.8	$1.2	$9.0
Charges	3.4	8.5	11.9
Cash payments	(9.2)	(7.0)	(16.2)
Non-cash charges (2)	—	(2.5)	(2.5)
Accrued Restructuring Costs, September 30, 2023 (1)	$2.0	$0.2	$2.2
____________________
(1)As of September 30, 2023, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets. As of December 31, 2022, $8.4 million of the restructuring accrual is included in other current liabilities and $0.6 million is included in other liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist of asset impairments based on Level 3 inputs.

4. Discontinued Operations

On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and September 30, 2022 have not been adjusted to separately disclose cash flows related to the discontinued operations. During 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Selling, general and administrative expenses (1)	$6.6	$—	$8.4	$—
Income from discontinued operations before income tax	6.6	—	8.4	—

Income tax (expense) benefit	(0.4)	—	(0.3)	0.8
Income from discontinued operations, net of tax	$6.2	$—	$8.1	$0.8
(1)Selling, general and administrative expenses include the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.

The condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and September 30, 2022 have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Proceeds associated with divestiture of discontinued operations	$—	$35.0

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

	Three Months Ended		Nine Months Ended
Customer Type	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Institutional	$179.8	$169.8	$531.6	$366.2
Commercial	115.2	127.9	339.1	287.8
All other	103.4	120.0	303.0	287.5
Total	$398.4	$417.7	$1,173.7	$941.5

	Three Months Ended		Nine Months Ended
Geography	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$366.6	$383.6	$1,082.6	$860.7
Canada	21.5	21.8	59.6	57.4
Rest of world	10.3	12.3	31.5	23.4
Total	$398.4	$417.7	$1,173.7	$941.5
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of September 30, 2023 and December 31, 2022 were not material.
Backlog
The Company had backlog of $45.8 million as of September 30, 2023, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 95% of the backlog in the remaining three months of the year ending December 31, 2023, and the remaining approximately 5% in 2024 and beyond.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2023 and December 31, 2022, the contract assets capitalized, as well as amortization recognized in the three and nine months ended September 30, 2023 and September 30, 2022, are not significant and no impairment losses were recognized.
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

The income tax provision was $12.5 million for the three months ended September 30, 2023, compared to $1.6 million for the three months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was 26.2% versus (9.1)% for the three months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The income tax provision recognized on the loss from operations for the three months ended September 30, 2022 was primarily due to non-deductible transactions costs associated with the Merger, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the reduction in the valuation allowance associated with certain state NOL carryforwards.
The income tax provision was $34.8 million for the nine months ended September 30, 2023, compared to $22.9 million for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 27.7% versus 32.9% for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the nine months ended September 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to non-deductible transactions costs associated with the Merger, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction in the valuation allowance associated with certain state NOL carryforwards.

The Company’s total liability for net unrecognized tax benefits as of September 30, 2023 and December 31, 2022 was $5.5 million. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2023 and December 31, 2022, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $1.0 million and $0.7 million, respectively. The Company recognized $0.3 million and $0.0 million of net interest and penalties as income tax expense during the nine months ended September 30, 2023 and September 30, 2022, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. In accordance with the terms of the sale agreement relating to a group of certain previously owned legal entities (the parent of which was VAG Holding GbmH, “VAG”), the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2020. Similarly, in accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off. There are currently a number of ongoing tax examinations being conducted by the applicable tax authorities in Germany with respect to certain PMC entities. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2020, state and local income tax examinations for years ending prior to March 31, 2019 or significant foreign income tax examinations for years ending prior to March 31, 2018.
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
The computation for diluted net income per share for the three and nine months ended September 30, 2023 excludes 0.3 million shares due to their anti-dilutive effects. The computation for diluted net income per share for the three and nine months ended September 30, 2022 excludes 2.3 million and 0.8 million shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$126.4
Total comprehensive income	—	—	30.2	2.0	32.2
Stock-based compensation expense	—	3.9	—	—	3.9
Proceeds from exercise of stock options	—	0.5	—	—	0.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	35.0
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	(3.8)
Balance at March 31, 2022	$1.3	$1,437.0	$(1,171.7)	$(72.9)	$193.7
Total comprehensive income (loss)	—	—	36.4	(2.0)	34.4
Stock-based compensation expense	—	3.8	—	—	3.8
Proceeds from exercise of stock options	—	1.3	—	—	1.3
Common stock dividends ($0.03 per share)	—	(3.8)	—	—	(3.8)
Balance at June 30, 2022	$1.3	$1,438.3	$(1,135.3)	$(74.9)	$229.4
Total comprehensive loss	—	—	(19.1)	(4.1)	(23.2)
Stock-based compensation expense	—	7.8	—	—	7.8
Proceeds from exercise of stock options	—	0.1	—	—	0.1
Elkay Merger (2)	0.5	1,416.5	—	—	1,417.0
Common stock dividends ($0.07 per share)	—	(12.5)	—	—	(12.5)
Balance at September 30, 2022	$1.8	$2,850.2	$(1,154.4)	$(79.0)	$1,618.6

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Total comprehensive income (loss)	—	—	22.8	(0.1)	22.7
Stock-based compensation expense	—	11.2	—	—	11.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock issued to fund defined contribution plans	—	0.8	—	—	0.8
Repurchase of common stock	—	—	(37.0)	—	(37.0)
Common stock dividends ($0.07 per share)	—	(8.7)	—	—	(8.7)
Balance at March 31, 2023	$1.8	$2,851.9	$(1,179.1)	$(75.1)	$1,599.5
Total comprehensive income	—	—	34.6	3.6	38.2
Stock-based compensation expense	—	10.2	—	—	10.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Repurchase of common stock	(0.1)	—	(50.8)	—	(50.9)
Common stock dividends ($0.07 per share)	—	(9.0)	—	—	(9.0)
Balance at June 30, 2023	$1.7	$2,853.7	$(1,195.3)	$(71.5)	$1,588.6
Total comprehensive income (loss)	—	—	41.4	(2.1)	39.3
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	0.7	—	—	0.7
Taxes withheld and paid on employees' share-based payment awards	—	(1.9)	—	—	(1.9)
Repurchase of common stock	—	—	(13.0)	—	(13.0)
Common stock dividends ($0.07 per share)	—	(12.1)	—	—	(12.1)
Balance at September 30, 2023	$1.7	$2,850.4	$(1,166.9)	$(73.6)	$1,611.6
____________________

(1)During the three and nine months ended September 30, 2023, the Company issued 135,502 and 462,738 shares of common stock, respectively, upon the exercise of stock options, vesting of restricted stock units, and for other common stock issuances. During the three and nine months ended September 30, 2022, the Company issued 51,577,307 and 52,039,485 shares of common stock, respectively, upon the exercise of stock options, vesting of restricted stock units, the Elkay Merger, and for other common stock issuances.
(2)During the nine months ended September 30, 2023, 186,020 of the shares issued at closing of the Elkay Merger were returned to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned to the Company were canceled upon receipt. Refer to Note 2, Acquisition for additional information.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2023, the Company repurchased 444,606 shares of common stock at a total cost of $13.0 million at a weighted average price of $29.24 per share. During the nine months ended September 30, 2023, the Company repurchased 4,434,475 shares of common stock at a total cost of $100.1 million at a weighted average price of $22.55 per share. The repurchased shares were canceled by the Company upon receipt. During the three and nine months ended September 30, 2022, the Company did not repurchase any shares of common stock. Approximately $415.5 million of the existing authority remained under the Repurchase Program at September 30, 2023.
9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2023, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2022	$(75.1)	$0.1	$(75.0)
Other comprehensive income before reclassifications	1.4	—	1.4
Net current period other comprehensive income	1.4	—	1.4
Balance at September 30, 2023	$(73.7)	$0.1	$(73.6)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2023 and 2022.

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2023	December 31, 2022
Finished goods	$221.4	$285.9
Work in progress	14.0	19.1
Raw materials	51.0	75.7
Inventories at First-in, First-Out ("FIFO") cost	286.4	380.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(2.1)	(14.0)
	$284.3	$366.7

11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the nine months ended September 30, 2023, are presented below (in millions):

Net carrying amount as of December 31, 2022	$777.0
Currency translation adjustments	(0.7)
Purchase accounting adjustments (1)	19.0
Net carrying amount as of September 30, 2023	$795.3
(1)Refer to Note 2, Acquisition for additional information regarding the acquisition.
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2023 and December 31, 2022 are as follows (in millions):

		September 30, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.9	$(22.7)	$3.2
Customer relationships (including distribution network)	16 years	1,069.6	(336.0)	733.6
Tradenames	19 years	156.8	(14.6)	142.2
Intangible assets not subject to amortization - trademarks and tradenames		87.0	—	87.0
Total intangible assets, net	16 years	$1,339.3	$(373.3)	$966.0

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.5	$(22.5)	$3.0
Customer relationships (including distribution network)	16 years	1,069.5	(298.2)	771.3
Tradenames	19 years	156.8	(8.5)	148.3
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,338.9	$(329.2)	$1,009.7
Intangible asset amortization expense totaled $14.7 million and $14.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Intangible asset amortization expense totaled $44.0 million and $19.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.7 million in the year ending December 31, 2023 (inclusive of the $44.0 million of amortization expense recognized in the nine months ended September 30, 2023), $58.7 million in 2024, $58.7 million in 2025, $58.5 million in 2026, $58.5 million in 2027 and $58.5 million in 2028.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2023	December 31, 2022
Commissions	$11.3	$9.0
Current portion of operating lease liability	10.4	9.4
Income taxes payable	3.2	2.3
Legal and environmental	0.9	2.3
Product warranty (1)	4.6	4.2
Restructuring and other similar charges (2)	2.2	8.4
Risk management (3)	16.0	16.3
Sales rebates	64.5	56.0
Tax indemnities	13.4	19.0
Taxes, other than income taxes	3.6	2.5
Other	6.0	16.5
	$136.1	$145.9
____________________
(1)See more information related to the product warranty obligations within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations within Note 3, Restructuring and Other Similar Charges.
(3)Includes projected liabilities related to losses arising from automobile, general and product liability claims.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2023	December 31, 2022
Term loan (1)	$532.4	$535.3
Finance leases	21.8	0.6
Total	554.2	535.9
Less current maturities	6.3	5.7
Long-term debt	$547.9	$530.2
____________________
(1)Includes unamortized debt issuance costs of $8.0 million and $9.2 million at September 30, 2023 and December 31, 2022, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the

Credit Agreement). As of September 30, 2023, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
The Term Loan has a maturity date of October 4, 2028. The Borrowers are required to make quarterly payments of principal in an amount equal to $1.4 million each quarter until the maturity date.
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.26 to 1.00 as of September 30, 2023, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At September 30, 2023 and for the nine months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 7.43% and 6.97%, respectively.
On October 11, 2023 the Company made a voluntary principal repayment of the Term Loan in the amount of $60.0 million.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.26 to 1.00 as of September 30, 2023. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At September 30, 2023 and December 31, 2022, there were no amounts borrowed under the Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, $5.8 million and $7.5 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
Finance Leases
At September 30, 2023 and December 31, 2022, the Company had finance lease obligations of $21.8 million and $0.6 million, respectively.
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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in millions):

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.1	$12.1	$—	$12.2
Deferred compensation plan liabilities	13.3	—	—	13.3

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.2	$11.3	$—	$11.5
Deferred compensation plan liabilities	12.1	—	—	12.1
There were no transfers of assets between levels at September 30, 2023 and December 31, 2022, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2023 and December 31, 2022, due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2023 and December 31, 2022, was approximately $562.2 million and $543.1 million, respectively. The fair value is based on quoted market prices for the same instruments.

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Balance at beginning of period	$4.2	$1.3
Acquired obligations	—	3.4
Charged to operations	2.0	2.8
Claims settled	(1.6)	(2.0)
Balance at end of period	$4.6	$5.5
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
Certain Company subsidiaries are subject to asbestos litigation. As of September 30, 2023, Zurn and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,500 claims. Plaintiffs' claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.
As of September 30, 2023, the Company estimates the potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, to be approximately $79.0 million, of which Zurn expects approximately $58.0 million to be paid in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. The $79.0 million was developed based on actuarial studies and represents the projected indemnity payout for current and future claims. There are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, actual liability could differ from the estimate described herein and could be substantial. The liability for the asbestos-related claims is recorded in reserve for asbestos claims within the condensed consolidated balance sheets.
Management estimates that the available insurance to cover this ten year estimated potential asbestos liability as of September 30, 2023 is $72.1 million.
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

16. Retirement Benefits
The components of net periodic (benefit) cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pension Benefits:
Interest cost	$3.0	$2.1	$9.0	$6.4
Expected return on plan assets	(1.9)	(2.4)	(5.6)	(7.2)
Net periodic cost (benefit)	$1.1	$(0.3)	$3.4	$(0.8)
Other Postretirement Benefits:
Interest cost	$0.2	$0.1	$0.5	$0.2
Net periodic cost	$0.2	$0.1	$0.5	$0.2
The service cost component of net periodic benefits is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic cost (benefit) are presented within Other income (expense), net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event).
During the nine months ended September 30, 2023 and September 30, 2022, the Company made contributions of $0.2 million and $1.0 million, respectively, to its U.S. qualified pension plan trusts.
See Note 16, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding retirement benefits.
17. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended September 30, 2023 and September 30, 2022, the Company recognized $10.0 million and $7.8 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company recognized $30.5 million and $15.5 million of stock-based compensation expense, respectively.
During the nine months ended September 30, 2023, the Company granted the following stock options, restricted stock units, performance stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	125,283	$8.25
Restricted stock units	306,081	$23.30
Performance stock units	425,246	$23.25
Common stock	171,089	$24.25
See Note 15, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further information regarding stock-based compensation.
18. Subsequent Events
On October 19, 2023, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.08 per-share to be paid on December 7, 2023, to stockholders of record as of November 20, 2023.

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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2022 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2023, and during the period from January 1, 2023 through September 30, 2023, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.

Acquisitions
On July 1, 2022, we completed the Elkay Merger for a purchase price of $1,457.8 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements our existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, we issued 51,564,524 shares of common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the six months ended June 30, 2023, we completed the final price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares we issued at closing as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned were canceled upon receipt. As of June 30, 2023, the measurement period was complete. Our results of operations include Elkay subsequent to the Merger date. See Item 1, Note 2, Acquisition for additional information on the Elkay Merger.
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
The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the period ended September 30, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Selling, general and administrative expenses (1)	$6.6	$—	$8.4	$—
Income from discontinued operations before income tax	6.6	—	8.4	—

Income tax (expense) benefit	(0.4)	—	(0.3)	0.8
Income from discontinued operations, net of tax	$6.2	$—	$8.1	$0.8
(1)Selling, general and administrative expenses include the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 4, Discontinued Operations for additional information.
Restructuring and Other Similar Costs
During the three and nine months ended September 30, 2023, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and nine months ended September 30, 2023, restructuring charges totaled $2.2 million and $11.9 million, respectively. For the three and nine months ended September 30, 2022, restructuring charges totaled $11.7 million and $13.1 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2023 compared with the Three Months Ended September 30, 2022:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Net Sales	$398.4	$417.7	$(19.3)	(4.6)%
Net sales were $398.4 million and $417.7 million during the three months ended September 30, 2023 and September 30, 2022, respectively, a decrease of 5% year-over-year. Core sales decreased 5% year over year as a result of lower year-over-year demand associated with products sold into our residential end markets, the planned exit of certain residential sink products as well as timing of shipments in the prior year as we continued working down an elevated backlog during the three months ended September 30, 2022.
Income (loss) from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Income (loss) from operations	$60.1	$(10.1)	$70.2	(695.0)%
% of net sales	15.1%	(2.4)%	17.5%
During the three months ended September 30, 2023, income from operations was $60.1 million compared to a loss of $10.1 million during the three months ended September 30, 2022. Income from operations as a percentage of net sales increased by 1750 basis points year over year due to the benefits resulting from productivity synergies and restructuring actions related to the Elkay Merger, lower material and transportation costs, and lower restructuring charges. Additionally, income from operations for the three months ended September 30, 2022 included merger costs of $33.7 million and a purchase accounting fair value adjustment of $14.6 million related to the Elkay Merger.
Interest expense, net
Interest expense, net was $9.9 million for the three months ended September 30, 2023, compared to $8.0 million for the three months ended September 30, 2022. The increase in interest expense as compared to the prior year period is primarily a result of higher year-over-year interest rates. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
Other expense, net for the three months ended September 30, 2023, was $2.5 million compared to other income of $0.6 million for the three months ended September 30, 2022. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by higher interest cost within the non-service cost components of our defined benefit plans.
Provision for income taxes
The income tax provision was $12.5 million for the three months ended September 30, 2023, compared to $1.6 million for the three months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was 26.2% versus (9.1)% for the three months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The income tax provision recognized on the loss from operations for the three months ended September 30, 2022 was primarily due to non-deductible transactions costs associated with the Merger, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the reduction in the valuation allowance associated with certain state NOL carryforwards.
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

Net income (loss)
Net income for the three months ended September 30, 2023, was $41.4 million compared to a net loss of $19.1 million for the three months ended September 30, 2022. Diluted net income (loss) per share for the three months ended September 30, 2023 and September 30, 2022, was $0.24 and $(0.11), respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $6.2 million for the three months ended September 30, 2023 compared to $0.0 million for the three months ended September 30, 2022. Diluted net income per share from discontinued operations for the three months ended September 30, 2023 and September 30, 2022, was $0.04 and $0.00, respectively.

Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022:
Net sales
(Dollars in Millions)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Net Sales	$1,173.7	$941.5	$232.2	24.7%
Net sales were $1,173.7 million during the nine months ended September 30, 2023, an increase of 25% year-over-year. Excluding a 28% increase in sales associated with our combination with Elkay, core sales decreased 3% year over year as a result of lower year-over-year demand associated with products sold into our residential end markets, the planned exit of certain residential sink products as well as timing of shipments in the prior year as we continued working down an elevated backlog during the second and third quarter of 2022.
Income from operations
(Dollars in Millions)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Income from operations	158.6	87.3	71.3	81.7%
% of net sales	13.5%	9.3%	4.2%
Income from operations during the nine months ended September 30, 2023 was $158.6 million compared to $87.3 million during the nine months ended September 30, 2022. Income from operations as a percentage of net sales increased by 420 basis points year over year due to the benefits of productivity synergies and restructuring actions, partially offset by higher non-cash stock-based compensation expense, and incremental depreciation and intangible asset amortization resulting from the Elkay Merger during the nine months ended September 30, 2023. Additionally, income from operations for the nine months ended September 30, 2022 included merger costs of $33.7 million and a purchase accounting fair value adjustment of $14.6 million related to the Elkay Merger.
Interest expense, net
    Interest expense, net was $29.8 million during the nine months ended September 30, 2023, compared to $18.0 million during the nine months ended September 30, 2022. The increase in interest expense as compared to the prior year period is primarily a result of higher year-over-year interest rates. See Item 1, Note 13 Long-Term Debt for more information.
Other income (expense), net
    Other expense, net during the nine months ended September 30, 2023 was $3.3 million compared to other income of $0.3 million during the nine months ended September 30, 2022. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by higher interest cost within the non-service cost components of our defined benefit plans and accruals for estimated environmental remediation costs, partially offset by income recognized in connection with an insurance settlement.

Provision for income taxes
The income tax provision was $34.8 million for the nine months ended September 30, 2023, compared to $22.9 million for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 27.7% versus 32.9% for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the nine months ended September 30, 2022 was above the U.S. federal statutory rate of 21% primarily due to non-deductible transactions costs associated with the Merger, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction in the valuation allowance associated with certain state NOL carryforwards.
Net income

Net income for the nine months ended September 30, 2023, was $98.8 million compared to $47.5 million for the nine months ended September 30, 2022. Diluted net income per share for the nine months ended September 30, 2023 and September 30, 2022, was $0.56 and $0.33, respectively. Net income from discontinued operations, net of tax, was $8.1 million for the nine months ended September 30, 2023 compared to $0.8 million for the nine months ended September 30, 2022. Diluted net income per share from discontinued operations for the nine months ended September 30, 2023 and September 30, 2022, was $0.05 and $0.01, respectively.

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
For the nine months ended September 30, 2023, we had net income of $98.8 million and Adjusted EBITDA for the same period of $255.4 million. The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2023, is presented in the table below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to comply with a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. At September 30, 2023, our Net First Lien Leverage Ratio was 1.26 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended September 30, 2022	Twelve months ended December 31, 2022	Nine months ended September 30, 2023	Twelve months ended September 30, 2023
Net income	$47.5	$61.7	$98.8	$113.0
Income from discontinued operations, net of tax (1)	(0.8)	(4.7)	(8.1)	(12.0)
Provision for income taxes	22.9	26.8	34.8	38.7
Actuarial gain on pension and postretirement benefit obligations	—	(1.9)	—	(1.9)
Other expense (income), net (2)	(0.3)	(1.7)	3.3	1.9
Interest expense	18.0	26.9	29.8	38.7
Depreciation and amortization	30.9	54.5	66.3	89.9
EBITDA	118.2	161.6	224.9	268.3
Adjustments to EBITDA
Restructuring and other similar charges (3)	13.1	15.4	11.9	14.2
Stock-based compensation expense	15.5	25.0	30.5	40.0
Merger costs (4)	33.7	33.7	—	—
Last-in first-out ("LIFO") adjustments (5)	4.0	9.7	(11.9)	(6.2)
Acquisition-related fair value adjustment	15.2	18.9	—	3.7
Other, net (6)	0.3	0.3	—	—
Subtotal of adjustments to EBITDA	81.8	103.0	30.5	51.7
Adjusted EBITDA	$200.0	$264.6	$255.4	$320.0
Consolidated indebtedness (7)				$401.8
Total Net First Lien Leverage Ratio (8)				1.26
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
(4)Merger costs is comprised of costs associated with legal and other professional services incurred in connection with completing the Elkay Merger, which are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)LIFO adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(6)Other, net consists of gains and losses on the disposition of long-lived assets.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $152.4 million (as defined by the credit agreement) at September 30, 2023.
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
As of September 30, 2023, we had $173.1 million of cash and cash equivalents and $194.2 million of additional borrowing capacity. As of September 30, 2023, the available borrowings under our credit facility were reduced by $5.8 million due to outstanding letters of credit. As of December 31, 2022, we had $124.8 million of cash and cash equivalents and approximately $192.5 million of additional borrowing capacity under our revolving credit facility.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Cash provided by operating activities was $195.7 million and $12.6 million during the nine months ended September 30, 2023 and 2022, respectively. The change in year-over-year operating cash flows was primarily the result of a lower use of cash for trade working capital, an increase in net income, and the timing of accrued expenses during the nine months ended September 30, 2023.
Cash used for investing activities was $6.6 million during the nine months ended September 30, 2023 and $12.8 million during the nine months ended September 30, 2022. Investing activities during the nine months ended September 30, 2023, consisted of $15.9 million of capital expenditures, which were partially offset by the receipt of $9.0 million in connection with an insurance settlement and $0.3 million from the sale of certain long-lived assets. Investing activities during the nine months ended September 30, 2022, included $4.3 million of capital expenditures and net cash payments of $44.8 million in connection with acquisitions, which was offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Transaction and the receipt of $1.3 million in connection with the sale of certain long-lived assets.
Cash used for financing activities was $141.5 million during the nine months ended September 30, 2023, compared to $23.1 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we utilized a net $4.7 million of cash for payments on outstanding debt, $100.2 million to repurchase outstanding shares of our common stock and $36.6 million for the payment of common stock dividends. During the nine months ended September 30, 2022, we utilized a net $4.4 million of cash for payments on outstanding debt and $20.1 million for the payment of common stock dividends, which was partially offset by $1.4 million of proceeds from the exercise of stock options, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
As of September 30, 2023, we had $554.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2023	Current Maturities of Debt	Long-term Portion
Term loan (1)	$532.4	$5.5	$526.9
Finance leases	21.8	0.8	21.0
Total	$554.2	$6.3	$547.9
___________________________________________
(1)Includes unamortized debt issuance costs of $8.0 million at September 30, 2023.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of September 30, 2023, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors increased the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2023, the Company repurchased 444,606 shares of common stock at a total cost of $13.0 million at a weighted average price of $29.24 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $415.5 million of the existing authority remained under the Repurchase Program at September 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
July 1 - July 31, 2023	—	$—	—	$428,482,327
August 1 - August 31, 2023	318,857	$29.42	318,857	$419,752,079
September 1 - September 30, 2023	125,749	$28.77	125,749	$415,473,453
Total/Average	444,606	$29.24	444,606

(1)See explanation of the Repurchase Program above.

ITEM  5.    OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	October 31, 2023	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer