Form 10-K
period 2023-12-31
Zurn Elkay Water Solutions Corp
filed 2024-02-06
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of June 30, 2023, the aggregate market value of the shares of common stock (based upon the $26.89 closing price on the New York Stock Exchange on June 30, 2023, the last trading day of the registrant's second fiscal quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $4.6 billion.
As of February 1, 2024, there were 171,996,144 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about May 2, 2024, which Proxy Statement will be subsequently filed.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the Items identified above. Some of the factors that we believe could affect our results include:
•changes in economic and business conditions, generally and, in particular, changes in institutional and commercial building construction activity and in other cyclical industries;
•increases in cost of our raw materials, including as a result of tariffs, trade wars and other trade protection matters, and our possible inability to increase product prices to offset such increases;
•the costs and uncertainties related to strategic acquisitions or divestitures or the integration of recent and future acquisitions into our business;
•performance, and potential failure, of our information and data security systems, including potential cybersecurity threats and breaches;
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
•the costs associated with potential product liability claims and other potential litigation;
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

ITEM 1. BUSINESS.
Overview
Zurn Elkay Water Solutions Corporation ("Zurn Elkay", "we", "us", "our", or the "Company") is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and filtered drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Our heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Elkay Business System (“ZEBS”), described below, is our operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Zurn Elkay is a leading provider of specification-driven water management solutions to the multi-billion dollar construction market of primarily institutional and commercial buildings and to a lesser extent to the waterworks and residential construction markets.
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
The demand for our products is primarily driven by new institutional and commercial building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new infrastructure and residential construction. With our broad portfolio of products, we believe we have become a market leader in the industry by developing innovative products that meet stringent third-party regulatory, building, and plumbing code requirements and by subsequently achieving specification of our products into projects and applications.
We are led by an experienced, high-caliber management team that employs ZEBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business, and which includes our "Voice of the Customer" process to promote superior customer satisfaction. Our physical footprint encompasses 29 principal manufacturing and warehouse facilities located primarily in North America.
As previously disclosed, on February 12, 2022, Zurn Water Solutions Corporation ("Zurn") entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zurn, Elkay, Zebra Merger Sub, Inc., a wholly owned subsidiary of Zurn (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay, providing for the merger of Elkay with and into Merger Sub, with Elkay surviving as a wholly owned subsidiary of Zurn (the “Merger”). On July 1, 2022, the Merger was completed following which we changed our name to “Zurn Elkay Water Solutions Corporation”. Shares of our common stock are traded on the New York Stock Exchange under the ticker symbol “ZWS”.
Also, as previously disclosed, on October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of our Process & Motion Control business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to our stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into shares of Regal Rexnord Corporation. Following completion of the Spin-Off Transaction, we changed our name to “Zurn Water Solutions Corporation”.
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
Our Business
Zurn Elkay is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and filtered drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Our products are marketed and sold under widely recognized brand names, including Zurn®, Elkay®, Wilkins®, Green Turtle®, World Dryer®, StainlessDrains.com™, JUST®, Hadrian®, Wade®, and Halsey Taylor®.
Over the past century, Zurn Elkay has established itself as an innovator and leading designer, manufacturer and distributor of highly engineered products and solutions that control the flow, delivery, treatment and conservation of water as well as human hygiene to and within institutional and commercial buildings and, to a lesser extent, for waterworks and residential applications. The institutional construction end users include education, healthcare, and government segments. The commercial construction end users include retail, office, lodging, dining, warehouse, and sports arenas segments. The waterworks end users include municipal water and wastewater and transportation segments. The demand for our products is primarily driven by new institutional and commercial building construction, the retrofit of existing structures (to make them more energy and water efficient) and, to a lesser extent, new waterworks and residential construction.
Our products are principally specification-driven given their technical design and ability to meet certain performance characteristics. They deliver superior value to building owners, positively impact the environment and human health and hygiene and reduce product installation time while meeting the stringent county-specific regulatory, building, and plumbing code requirements. These stringent testing and regulatory approval processes are completed principally through the Foundation for Cross-Connection Control and Hydraulic Research at the University of Southern California, the International Association of Plumbing and Mechanical Officials ("IAPMO"), the National Sanitation Foundation ("NSF"), the American National Standards Institute ("ANSI"), ASTM International ("ASTM"), the Plumbing and Drainage Institute ("PDI"), Underwriters Laboratories ("UL"), Factory Mutual ("FM") and the American Waterworks Association ("AWWA") typically prior to the commercialization of our products. Our products are project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end-user loyalty for our products and allow us to achieve specification of our products into projects and applications and to maintain leading market shares in the majority of our product lines.
We utilize an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,055 independent sales representatives across 173 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products in project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money in both installation and over the life of the product for engineers, architects, contractors and builders has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe this model provides us with a competitive advantage as we can meet our customer demand with local inventory at significantly reduced lead times as compared with others in our industry.
Our Markets
We evaluate our competitive position in our markets based on available market data, relevant benchmarks compared to our relative peer group and industry trends. We generally do not participate in segments of our served markets that have been commoditized or in applications that do not require differentiation based on product quality, reliability and innovation. We serve a broad and diverse array of institutional and commercial end markets, and to a lesser extent waterworks and residential end markets, with solid fundamental long-term growth characteristics. We believe there continues to be long-term growth potential in our markets.

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
We believe the areas in which we compete are primarily tied to growth in institutional and commercial construction, as well as, to a lesser extent, waterworks and residential. We believe these areas have significant long-term growth fundamentals. Historically, the institutional, commercial, and waterworks construction sectors have been more stable and less vulnerable to down-cycles than the residential construction industry. Compared with residential construction cycles, downturns in waterworks, institutional and commercial construction have been shorter and less severe, and upturns have lasted longer and had higher peaks in terms of spending as well as units and square footage. In addition, we believe water management manufacturers with innovative products, like ours, are able to grow at a faster pace than the broader waterworks, institutional, and commercial construction markets, as well as mitigate cyclical downturns in market growth.
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

Our Products
Our products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features can create a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many of our products must meet stringent county, state or municipal-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, ANSI, UL, FM, PDI, ASTM, and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, architects, contractors and builders. Among our leading brands are Zurn®, Elkay®, and Wilkins®.
Drinking Water Products
With the Elkay Merger, we added a leading drinking water product line that includes an extensive collection of filtered drinking water delivery products oriented around providing the cleanest, superior tasting water while improving overall water hygiene, accessibility and sustainability. Our drinking water products are sold under the Elkay® and Halsey Taylor® brand names and filtered units include water filters certified by NSF and ANSI to reduce the level of contaminants in water, including lead and certain per- and polyfluoroalkyl substances ("PFAS") chemicals. Elkay’s water dispensing and filtration products, predominantly comprised of filtered bottle filling stations, water fountains and water dispensers, are often plumbed directly into building water systems and required to comply with strict applicable codes and standards. Elkay's drinking water solutions are designed to meet or exceed facility needs and specifications of education, healthcare, hospitality, multifamily, municipal, office, retail and commercial facilities.
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
In fiscal 2022, we completed the merger with Elkay, a leading manufacturer and distributor of drinking water solutions and commercial and residential sinks. Elkay offers a wide array of sinks recognized for their design, durability and aesthetics. These products are commonly used in education, healthcare, hotel and lodging, office, retail, transportation, recreation and leisure, public, industrial, and residential applications. Elkay's sinks are sold in various forms, with stainless steel representing the most popular, followed by quartz, fireclay-ceramic, cast iron, and other materials.

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
•July 1, 2022 - We completed the merger with Elkay, a market leader of drinking water solutions and commercial sinks which complements the offerings of our existing product portfolio. The purchase price (after final purchase price adjustments) was $1,457.8 million. The purchase price included 51,378,504 shares of Zurn's common stock ($1,411.9 million based on Zurn's closing stock price of $27.48 on July 1, 2022), and $45.9 million of net cash payments for the repayment of Elkay's existing term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents balance at the time of closing. The number of shares issued in connection with the merger represented approximately 29% of outstanding shares immediately following the Merger.

•November 17, 2021 - We expanded our high-quality flow systems portfolio with the acquisition of the Wade product line, which includes a wide range of specified commercial flow systems products for customers across North America. The acquisition leveraged our existing expertise in flow systems to expand our market coverage and offer an additional brand of drainage and environmental products. The cash purchase price (net of final purchase price adjustments) was $12.6 million.

•April 16, 2021 - We acquired substantially all of the assets of ATS GREASEwatch, a developer, manufacturer and marketer of remote tank monitoring devices, alarms, software and services for various applications, and the acquisition provides technology to enhance and expand our current product offerings and complements our existing product portfolio. The cash purchase price was $4.5 million.

Customers
Our water safety and control, flow systems, hygienic and environmental, and drinking water products are sold for new construction, remodeling and retrofit applications to customers in institutional, commercial, waterworks and residential end markets and are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation and siteworks industries. Our independent sales representatives work with building owners, engineers, architects, and operators, contractors, and builders, to specify our products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with local market expertise to provide contractors with value-added service. We use approximately 1,055 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn®, Elkay®, JUST®, Hadrian®, and Wilkins® benefit from strong brand recognition, which is enhanced by a strong propensity to replace "like-for-like" products. The Company’s largest customer accounted for 20%, 22% and 23% of consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively. No other customers account for more than 10% of consolidated net sales for the years ended December 31, 2023, the 2022, or 2021.
Product Development
The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 160 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support.
Zurn Elkay has approximately 230 active patents in the United States and approximately 90 foreign active patents as of December 31, 2023. Product innovation is crucial in the institutional and commercial plumbing products markets because new products must continually be developed to meet specifications and regulatory demands as well as customer needs. Zurn Elkay's products are known in the industry for such innovation. Our innovation is focused on introducing products that provide incremental value to our end customer and help enable our customers to achieve their sustainability goals by focusing innovation on products that save water, use less energy, provide clean drinking water, reduce installation time, lower maintenance costs, and other sustainable attributes.
Our digital strategy for a customer productivity platform is based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Zurn Elkay's leading portfolio of products. Our secure online portal, plumbSMART™, allows for real-time insights from our Connected Products including wireless monitoring of usage trends, water consumption, possible issues and alerts through digitally-connected product solutions that can be retrofitted to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of their operations.
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
In addition to our domestic manufacturing facilities, we maintain a global network of independent sources that manufacture high quality, lower-cost component parts for our products. These sources fabricate parts to our specifications using our proprietary designs, which enables us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be cost-competitive.
Backlog
Our backlog of unshipped orders was approximately $51 million and $42 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, our backlog is all expected to ship during the year ending December 31, 2024. See Item 1A Risk Factors of this report for more information on the risks associated with backlog.
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
Human Capital Management
As of December 31, 2023, we had approximately 2,400 employees, of whom approximately 1,875 were employed in the United States. Approximately 120 of our United States employees are represented by labor unions. We are currently party to three collective bargaining agreements in the United States with expiration dates in October 2024 and November 2026. We believe we have a strong relationship with our employees, including those represented by labor unions.
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
Health and Safety: The safety of our associates is a top priority. To be our best and maintain integrity in everything we do, we strive to provide associates with the right tools and resources. Through continual training and engaging associates and visitors in addressing safety issues, we have reduced our Total Recordable Incident Rate ("TRIR") by 44% when compared to the combined Zurn Elkay rate for calendar year 2022 and also reduced our Lost Time Incident Rate ("LTIR") by 30% over the same period. At 0.68 TRIR and 0.26 LTIR per 100 associates, we are better than best-in-class benchmarks. We are also committed to improving the holistic health and well-being of our associates and have various programs in place to provide information, activities and support for assisting healthy choices.
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
Additional Information
The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (855) 480-5050. Our website address is www.zurnelkay.com. We make available free of charge, on or through our website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, our website includes (i) the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and Environmental, Social and Governance Committee of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics. We will also post on our website any amendments to these documents, and information about any waivers granted to directors or executive officers with respect to our Code of Ethics. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

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
Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and, to a lesser extent, the global economy generally. Some of the end markets we serve are highly cyclical, and some at times have experienced greater cyclicality than others. Any sustained weakness in demand or downturn or uncertainty in the economy, could materially reduce our net sales and profitability.
For example, sales to the construction industry are driven by trends in institutional, commercial, and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, employment rates, weather conditions, interest rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in institutional, commercial and residential construction, repair and remodeling sectors. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, tightened credit standards or increased unemployment could materially impact demand for and sales of our products and/or result in downward pressure on product pricing and our profit margins, any or all of which could adversely affect our financial results.
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
An inability to effectively integrate acquisitions, mergers or other business combinations could adversely affect our business, financial condition, results of operations or cash flows. Additionally, dispositions or liabilities retained in connection with dispositions could negatively affect us.
Acquisitions, mergers and other business combinations are part of our growth strategy, and we have completed several in the last few years. We also sell or divest businesses, products and technologies from time to time. We cannot ensure that we will be able to complete any future acquisition or divestiture, successfully integrate any acquired business or operations, or accomplish our strategic objectives as a result of any such acquisition or divestiture.
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
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of our dispositions.
From time to time, we have sold or divested businesses, products and technologies. With respect to some of these former businesses, we may contractually agree to indemnify the counterparties against, or otherwise retain, certain liabilities, including, certain lawsuits, tax liabilities, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of the businesses for certain activities prior to the divestitures. In addition, certain of the counterparties to those divestitures and/or the divested businesses have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties or divested businesses will be sufficient to protect us against the full amount of these liabilities, or that a counterparty or divested business will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty or divested business agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.
The loss or financial instability of any significant customer or customers accounting for our backlog could adversely affect our business, financial condition, results of operations or cash flows.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During the year ended December 31, 2023, our top five customers accounted for approximately 39% of our consolidated net sales, with one customer accounting for 20% of consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us, whether because of bankruptcy, illiquidity, operational problems or otherwise, could have a significant adverse effect on our net sales, profitability and cash flow. As of December 31, 2023, all of our backlog was scheduled to ship during the year ending December 31, 2024.
We rely on independent distributors and independent sales representatives. Termination of one or more of our relationships with any of our key independent distributors and / or a substantial number of independent representatives could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We depend on 1,055 independent sales representatives and approximately 70 third-party warehouses to distribute our products. In fiscal 2023, our three largest independent distributors generated approximately 33% of our consolidated net sales with the largest accounting for 20% of consolidated net sales.
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
Our manufacturing processes depend on third parties for raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, as well as petroleum and other carbon-based fuel products. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Also, trade wars or outbreaks of infectious diseases, could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. In addition to suppliers, we also rely on third party shippers to assist in transportation of our product throughout the supply chain. Reduced availability of transportation and the associated cost increases could adversely impact our profitability or operations.
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
The ongoing updates to our Enterprise Resource Planning ("ERP") systems, as well as failures of our data security and information technology infrastructure or cybersecurity breaches, could cause substantial business interruptions and adversely affect our business.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. In the regular course of our business, we also handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cybersecurity threats are becoming more complex. Like other companies, we have experienced, and will continue to experience, these types of threats; however, to date, we have not experienced a material threat or incident. In addition, at times a large percentage of our workforce may be working remotely in response to outbreaks of infectious disease, which may heighten these risks. While we have taken steps to maintain and enhance our cybersecurity by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and disaster recovery processes and backup systems, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate and our technology systems could be vulnerable to disability, failures or unauthorized access. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results.
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
The physical impacts of climate change on our operations are highly uncertain and could differ amongst the geographic regions of relevant markets and areas of operation. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely affect the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over an extended period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our suppliers, and may cause us to experience higher attrition, losses and additional costs to resume operations.
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
The unpredictable ebbing and flowing of new infectious diseases worldwide may continue to adversely impact our business, operations, suppliers and customers for the foreseeable future. Equally unpredictable are the responses of national and local governments and health authorities in affected regions to reduce community spread and protect employees, which may include mandatory shutdowns or limitations on all or certain types of business operations. The ultimate impact of an infectious disease outbreak on our business, depends on the severity, location and duration of outbreaks, and the actions of government and health officials in response to the outbreaks, none of which is predictable at this time.
Financial Risks
Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions, adversely impact our ability to implement our capital allocation strategy and prevent us from making debt service payments. In addition, changing or increasing interest rates, including the rates under our debt agreements, could adversely affect our business or financial condition.
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
We recently amended our credit facilities to switch from eurodollar loans based on LIBOR to term Secured Overnight Financing Rate (“SOFR”) loans. SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR. It is not possible to predict what effect the change to SOFR may have on our interest rates.
As indicated above, SOFR is a relatively new reference rate. Any failure of SOFR to gain market acceptance could cause the SOFR to be modified or discontinued. Our current credit facilities provide a mechanism for determining an alternative rate of interest upon the occurrence of certain events related to the discontinuance of SOFR. The change to SOFR or transition to other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose our future borrowings to less favorable rates. If the change to SOFR, or other alternative rates, results in increased alternative interest rates or if our lenders have increased costs due to such phase out or changes, then our debt that uses benchmark rates could be affected and, in turn, our cash flows and interest expense could be adversely impacted.
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
•pay dividends on our common stock or redeem, repurchase, retire or make distributions in respect of our common stock or subordinated indebtedness or make other restricted payments;
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
As of December 31, 2023, our goodwill and intangible assets totaled $796.0 million and $952.4 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we record any related charges, and financial condition.
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
Moreover, in recent years, the Organization for Economic Co-operation and Development (“OECD”) and member countries have been focused on taxation issues relating to multi-national companies. In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the OECD providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million; with any shortfall of the 15% minimum tax resulting in a related tax assessment ("Top-Up Tax"). The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.

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
The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 8, Note 17, Commitments and Contingencies for additional information.
Certain subsidiaries are subject to litigation, including product liability and other claims, which could adversely affect our business, reputation, financial condition, results of operations or cash flows.
We may be subject to product liability and other claims if the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Litigation and product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. In addition, our business depends on the strong brand reputation we have developed; if this reputation is damaged as a result of litigation or product liability claims, it may be difficult to maintain our pricing positions and market share with respect to our products. Therefore, an unsuccessful litigation matter or product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 8, Note 17, Commitments and Contingencies for additional details.
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
We account for the Merger as an acquisition of a business in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Elkay and its subsidiaries have been recorded, as of the completion of the Merger, at their respective fair values. Our reported financial condition and results of operations for periods after completion of the Merger reflect Elkay’s balances and results but have not been restated retroactively to reflect the historical financial position or results of operations of Elkay and its subsidiaries for periods prior to the Merger. Under the acquisition method of accounting, the total purchase price was allocated to Elkay’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values was recorded as goodwill. To the extent the value of goodwill or intangibles becomes impaired in the future, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
We may be unable to successfully integrate Elkay’s business into our business or achieve the anticipated benefits of the Merger.
The success of the Merger depends, in part, on our ability to realize the anticipated benefits and cost savings from adding Elkay’s businesses, and we cannot assure successful integration or realization of the anticipated benefits of the Merger. Potential difficulties that may be encountered as we continue the integration process which may result in Zurn Elkay performing differently than expected include, among others:
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
The former Elkay stockholders may wish to dispose of some or all of the Zurn Elkay Common Stock that they received in the Merger. These sales may adversely affect the trading price of our Common Stock. Certain of these stockholders, who received Zurn Elkay shares in the Merger aggregating approximately 23% of our outstanding common stock as of December 31, 2023, agreed not to sell or transfer their shares, subject to certain exceptions, prior to December 31, 2023.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Zurn Elkay’s management and Board recognize the importance of robust oversight of cybersecurity risk, information security, and technology risk in maintaining the trust and confidence of our customers, partners, employees, and stockholders. The Audit Committee, on behalf of the Board, oversees the Company’s material financial and other risk exposures, including risks related to cybersecurity. Our Board has extensive cybersecurity experience, including two members of the Audit Committee who have received a certificate in cybersecurity oversight from the Carnegie Mellon University Software Engineering Institute. Cybersecurity risk also is monitored, assessed and managed as part of the Company’s integrated Enterprise Risk Management program on an ongoing basis. A cybersecurity governance council, comprised of executive leaders, meets at least quarterly to review the Company’s cybersecurity program and its effectiveness. This cybersecurity governance council receives updates and reports from the Company’s global cybersecurity team (discussed below) on the cybersecurity program and its effectiveness relating to the prevention, detection, mitigation and remediation of cybersecurity incidents. The Chief Information Officer (CIO) provides periodic updates to the Audit Committee on any material initiatives and key updates on the cybersecurity program and its effectiveness, including any material threats. The CIO also provides an annual update regarding information security to the full Board. The CIO has more than 35 years of information technology experience, including approximately 17 years serving as a CIO.
To assess, identify and manage material risks from cybersecurity threats and to prevent, detect and respond to cybersecurity threats, including threats associated with the use of third-party service providers, the Company has a robust cybersecurity program. The Company’s global cybersecurity team, overseen by the CIO, implements policies and procedures and uses a balanced approach to validate the effectiveness of the program, leveraging third party expert security resources, information technology resources, executive business leadership, internal and external audit, third-party vendors and other IT and business partners. The program uses a combination of standards and best practices from the National Institute of Standards and Technology, Center of Internet Security, third-party vendor partners, and other industry forums. Annually, the program is assessed both internally and externally, including a thorough industry benchmarking, maturity assessments, best practice reviews, and risk assessments, with control validation occurring monthly internally (focused on core critical controls), quarterly (focused on vulnerabilities/cyber-incident simulations) and annually (focused on a review of best practices) via third-party vendors and partners, and annually via external third parties, including the conduct of internal/external penetration tests and tabletop exercises. Third-party service providers are assessed initially based on security questionnaires and the access of third-party service providers is audited annually and/or with any change in circumstances. Third-party service providers are also monitored through a combination of security information and event management technology and managed detection response services. The CIO provides key results and findings from these assessments to the cybersecurity governance council and Audit Committee. The Company has a robust incident response plan intended to help provide timely remediation to cybersecurity incidents and also to help provide notice of any material incidents to the appropriate internal and external entities.
To help associates acquire the knowledge to support the protection of our environment, the Company provides comprehensive annual security awareness training, periodic information updates, and regular testing/training programs. In addition, the Company annually purchases a cybersecurity insurance policy.
The Company depends heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. To date, the Company has not experienced a cybersecurity threat or cybersecurity incident that has materially affected the Company, including our business strategy, results of operations or financial condition. While the Company has a robust cybersecurity program in place and has taken steps to maintain and enhance its cybersecurity, a material security breach could impede the Company’s ability to carry on business in the normal course.
As we have previously described in Item 1A, Risk Factors, there have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cybersecurity threats are becoming more complex. In addition, at times a large percentage of our workforce may be working remotely in response to outbreaks of infectious disease, which may heighten these risks. While we have taken steps to maintain and enhance our cybersecurity by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and disaster recovery processes and backup systems, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate and our technology systems could be vulnerable to disability, failures, or unauthorized access. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results. We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us. We collect, store, access and otherwise process various types of confidential or sensitive data, including proprietary business information, personal data and other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs.

ITEM 2. PROPERTIES.
As of December 31, 2023, we had 29 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
USA
Arizona	1	—	46,100
California	3	157,500	315,300
Georgia	1	—	262,600
Illinois	5	590,500	421,300
North Carolina	5	392,200	413,200
Ohio	1	42,500	—
Pennsylvania	3	119,000	99,300
South Carolina	1	—	125,000
Texas	3	175,000	115,700
International
Canada	4	72,600	195,600
Mexico	1	106,100	—
United Arab Emirates	1	—	6,000
We believe our principal manufacturing and warehouse facilities are suitable for our operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 17, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

            *                *                *

Information about our Executive Officers
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	53	Chairman of the Board and Chief Executive Officer	2020
Mark W. Peterson	52	Senior Vice President and Chief Financial Officer	2011
Sudhanshu Chhabra	57	Vice President, Zurn Elkay Business Systems	2018
Jeffrey J. LaValle	45	Vice President, General Counsel and Secretary	2022
Jeffrey A. Schoon	42	President	2024
Michael D. Troutman	57	Chief Information Officer	2007
Craig G. Wehr	59	Executive Advisor	2024
Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
Todd A. Adams became our Chairman of the Board in 2020 and Chief Executive Officer in 2009. Mr. Adams joined us in 2004, and has served in various roles of increasing responsibility, including President and Chief Financial Officer.
Mark W. Peterson became our Senior Vice President and Chief Financial Officer in 2011. Mr. Peterson previously served as Vice President and Controller of Zurn Elkay and as a divisional CFO. Mr. Peterson is a certified public accountant.
Sudhanshu Chhabra became Vice President, Zurn Elkay Business Systems in 2018. Mr. Chhabra was a sector President and Regional Executive - India from 2016 to 2018 after having joined Zurn Elkay in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Zurn Elkay, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, most recently as President – Asia, Gilbarco Veeder-Root Inc. and as Managing Director – India, Gilbarco Veeder-Root Inc.
Jeffrey J. LaValle became our Vice President, General Counsel and Secretary in 2022. Mr. LaValle previously served as our Assistant General Counsel since 2013. Prior to joining Zurn Elkay, Mr. LaValle was a partner at Quarles & Brady LLP, a national full-service law firm.
Jeffrey A. Schoon became President of Zurn Elkay in 2024. Mr. Schoon previously served as Executive Vice President of Zurn Elkay since 2022, and previously served in various roles with our former Process & Motion Control business since 2010 (including as an employee of Regal Rexnord Corporation during portions of 2021 and 2022), and as Vice President General Manager of the Energy Division.
Michael D. Troutman became Zurn Elkay's Chief Information Officer at Zurn Elkay in 2007 and an executive officer in 2017. Before joining Zurn Elkay, he was with AT&T, Lucent, and Agere Systems in various senior information technology positions implementing global industry leading solutions and processes.
Craig G. Wehr was named Executive Advisor in 2024. Mr. Wehr served as Chief Operating Officer of Zurn Elkay since 2022. Mr. Wehr previously served in various positions with Zurn Elkay since 1993, including as President of Zurn and Vice President / General Manager of Zurn Specification Drain Operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”. As of February 1, 2024, there were 27 holders of record of our common stock. A substantially greater number of holders of Zurn Elkay common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
On February 1, 2023, May 4, 2023, and July 20, 2023 our Board of Directors declared a quarterly cash dividend on our common stock of $0.07 per share. On October 19, 2023 and February 1, 2024 our Board of Directors declared a quarterly cash dividend on our common stock of $0.08 per share. The decision whether to continue to pay dividends in the future will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
In fiscal 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized has been expended or until it is modified or terminated by the Board. During the three and twelve months ended December 31, 2023, we repurchased approximately $25.0 million and $125.0 million, respectively, of our common stock. The remaining repurchase authority under the Repurchase Program at December 31, 2023 was $390.5 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
October 1 - October 31, 2023	—	$—	—	$415,473,453
November 1 - November 30, 2023	315,939	$29.13	315,939	$406,264,702
December 1 - December 31, 2023	532,867	$29.65	532,867	$390,456,946
Total/Average	848,806	$29.45	848,806

(1)See explanation of the Repurchase Program above.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the years ended December 31, 2023, December 31, 2022, December 31, 2021, the nine-month transition period ended December 31, 2020, and our preceding full fiscal year. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2019, and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Zurn Elkay's stock.

Cumulative Total Returns from March 31, 2019 to December 31, 2023

$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
3/31/2019
3/31/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Zurn Elkay
S&P 500
S&P 1500 Industrials Index

	3/31/2019	3/31/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Zurn Elkay Water Solutions Corporation (1)	$100.00	$90.00	$159.00	$305.00	$179.00	$251.00
S&P 500 Index	$100.00	$93.00	$137.00	$176.00	$144.00	$182.00
S&P 1500 Industrials Index	$100.00	$80.00	$124.00	$152.00	$142.00	$171.00

(1)Zurn Elkay Water Solutions Corporation historical prices were adjusted to reflect the impact of the Spin-Off Transaction that was completed on October 4, 2021.

ITEM 6.

[Reserved]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisitions of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch"), and the assets of Wade Drains ("Wade"), and the acquisition of Elkay in the Elkay merger. Our financial performance includes the ATS GREASEwatch business subsequent to April 16, 2021, the Wade business subsequent to November 17, 2021, and the Elkay business subsequent to July 1, 2022, the respective dates of their acquisitions. Accordingly, the discussion and analysis does not reflect any impact of ATS GREASEwatch, Wade, or Elkay transactions prior to the respective closing dates.
We completed the spin-off of our Process & Motion Control platform ("PMC") on October 4, 2021 in the Spin-Off Transaction, and, accordingly, the results of operations and financial condition associated with PMC have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition is centered on the Zurn business excluding PMC. The consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 8, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
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
Results of Operations. This section provides an analysis of our results of operations. In providing analysis of the results of our operations, we have provided a comparison of our year ended December 31, 2023 to the year ended December 31, 2022. A discussion of the financial performance for the year ended December 31, 2022 compared to December 31, 2021 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a discussion of certain restrictive covenants in our credit agreement.
Liquidity and Capital Resources. This section provides an analysis of our cash flows and year-to-year comparisons for our years ended December 31, 2023 and 2022, as well as a discussion of our indebtedness and its potential effects on our liquidity. A discussion of cash flows for the year ended December 31, 2022 compared to December 31, 2021 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K.
Contractual Obligations. This section provides a discussion of our commitments as of December 31, 2023.
Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates and foreign exchange rates.

Company Overview
We are a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. Our product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and filtered drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Zurn Elkay's heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Elkay Business System (“ZEBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
Refer to Item 1, Business for additional information.
Financial Statement Presentation
The following paragraphs provide a brief description of certain items and accounting policies that appear in our financial statements and general factors that impact these items.
Net sales. Net sales represent gross sales less deductions taken for sales returns and allowances and incentive rebate programs.
Cost of sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, freight and shipping, insurance, pension and other postretirement benefits, information technology costs and other manufacturing related costs.
The largest component of our cost of sales is cost of materials, which represented approximately 37% of net sales in the year ended December 31, 2023. We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include brass, castings, copper, zinc, stainless steel, forgings, plate steel, high-performance engineered plastic and resin. We have a strategic sourcing program that is designed to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
Selling, general and administrative expenses. Selling, general and administrative expenses primarily include sales and marketing, finance and administration, engineering and technical services and warehousing. Our major cost elements include salary and wages, fringe benefits, insurance, depreciation, advertising, travel and information technology costs.
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

Impairment of intangible assets and tangible fixed assets. The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. During the year ended December 31, 2023, the Company recognized $2.5 million of fixed asset impairment charges. The Company recognized no impairment charges during the during the years ended December 31, 2022 or 2021.
Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. In conducting the annual impairment test for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, we are required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, we may elect to proceed directly to the quantitative impairment test. In conducting a quantitative assessment, we use a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). We perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill.
During the fourth quarter of the year ended December 31, 2023, we completed our annual goodwill impairment test and elected to perform a quantitative assessment. No goodwill impairment charges were recorded during the years ended December 31, 2023, 2022, or 2021.
Retirement benefits. We have significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates, compensation increases, and the current health care cost trend rate. We consider current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in our consolidated statements of operations during the fourth quarter of each fiscal year (or upon any re-measurement date). During the years ended December 31, 2023, 2022, and 2021, we recognized a non-cash actuarial gain from continuing operations of $2.0 million, $1.9 million, and $1.2 million, respectively, in connection with re-measurements of our plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets. See Item 8, Note 15, Retirement Benefits for additional information.
The obligation for other postretirement benefits other than pension also is actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered other postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.
Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 1, 2023, the Financial Accounting Standards Board indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.

We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of December 31, 2023 and 2022, our liability for unrecognized tax benefits was $5.6 million and $5.5 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain foreign NOL carryforwards and related deferred tax assets, and continue to maintain a partial valuation allowance against certain U.S. state NOL and tax credit carryforwards. As of December 31, 2023 and 2022, valuation allowances of $12.0 million and $32.2 million, respectively, were recorded against our deferred tax assets. See Item 8 Note 16, Income Taxes for additional information.
Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of accruals needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required accruals may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as change in strategy. See Item 8 Note 17, Commitments and Contingencies for additional information.
Recent Accounting Pronouncements
See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.
Overview of Recent Developments
Divestiture of Asbestos Liabilities and Certain Assets
On December 15, 2023, Zurn Holdings, Inc. (“Holdings”) sold all of the equity interests of its direct subsidiary Zurn Industries, LLC (“Zurn Industries”), together with Zurn Industries’ direct and indirect subsidiaries that primarily held asbestos liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer (“Sale Transaction”). As a result of the Sale Transaction, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets sold to the buyer, have been removed from the Company’s consolidated balance sheet effective December 15, 2023 and the Company no longer has any obligation with respect to pending and future asbestos claims related to the divested entities. A loss on the divestiture of asbestos liabilities and certain assets of $11.4 million was recognized in the consolidated statements of operations for the twelve months ended December 31, 2023.
See Item 8, Note 17, Commitments and Contingencies for more information.
Elkay Merger
On July 1, 2022, we completed the Elkay Merger for a purchase price (after final purchase price adjustments) of $1,457.8 million. Elkay, a market leader of filtered drinking water solutions and commercial sinks, complements our existing product portfolio. The purchase price includes $1,411.9 million of our common stock based on the closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, we issued 51,564,524 shares of our common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the six months ended June 30, 2023, we completed the final purchase price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to us as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned to us were canceled upon receipt. We incurred transaction-related costs of approximately $33.7 million for the twelve months ended December 31, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in the consolidated statements of operations.
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
The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the years ended December 31, 2023, 2022, and 2021 are included in the table below (in millions):

	Year Ended (1)	Year Ended (2)	Year Ended (3)
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales	$—	$—	$973.0
Cost of sales	—	—	598.6
Selling, general and administrative expenses (income)	(8.4)	(2.9)	260.2
Restructuring and other similar charges	—	—	1.9
Amortization of intangible assets	—	—	9.9
Interest expense, net	—	—	4.1
Actuarial loss on pension and other postretirement benefit obligations	—	—	4.8
Other non-operating income, net	—	—	(5.6)
Income from discontinued operations before income tax	8.4	2.9	99.1
Income tax (provision) benefit	0.1	1.8	(28.0)
Equity method investment income	—	—	0.3
Non-controlling interest income	—	—	(0.2)
Income from discontinued operations, net of tax	$8.5	$4.7	$71.2
____________________
(1)Selling, general and administrative expenses for the year ended December 31, 2023 include the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
(2)Results of operations for the year ended December 31, 2022 includes the reversal of certain accruals as a result of costs we are obligated to indemnify Regal Rexnord Corporation for being lower than original estimates.
(3)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.
During the fiscal year ended March 31, 2019, we completed the sale of our VAG business, which was previously included in our Water Management platform. The sale agreement provided for contingent consideration based on Earn-out EBITDA, as defined in the sale agreement. During the year ended December 31, 2021, we received a $4.2 million cash payment as a result of the VAG business performance in its fiscal year ended March 31, 2021, which represented the final period of the earn-out, which was recorded in income from discontinued operations, net of tax in our consolidated statements of operations.
See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Charges
During the year ended December 31, 2023, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
We recorded restructuring charges of $15.3 million, $15.4 million and $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. See Item 8, Note 5, Restructuring and Other Similar Charges for more information.

Results of Operations
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Net sales
(Dollars in Millions)

	Year Ended
	December 31, 2023	December 31, 2022	Change	% Change
Net sales	$1,530.5	$1,281.8	$248.7	19.4%

Net sales were $1,530.5 million for the year ended December 31, 2023, a 19.4% increase year over year. Excluding a 20% increase in sales associated with the Elkay merger, core sales decreased 1% year over year as a result of a 400 basis point impact from the planned exit of certain residential sink products, lower year-over-year demand associated with products sold into our residential end markets, as well as timing of shipments in the prior year as we worked down an elevated backlog.
Income from operations
(Dollars in Millions)

	Year Ended
	December 31, 2023	December 31, 2022	Change	% Change
Income from operations	$191.4	$107.1	$84.3	78.7%
% of net sales	12.5%	8.4%	4.1%
Income from operations was $191.4 million for the year ended December 31, 2023, or 12.5% of net sales, compared to income from operations of $107.1 million, or 8.4% of net sales, for the year ended December 31, 2022. Income from operations as a percentage of net sales increased by 410 basis points year over year due to the benefits of productivity synergies and restructuring actions as well as lower material and transportation costs, partially offset by the loss on divestiture of asbestos liabilities and certain assets (see Item 8, Note 17, Commitments and Contingencies), higher non-cash stock-based compensation and incremental depreciation and intangible asset amortization resulting from the Elkay Merger. Additionally, income from operations for the year ended December 31, 2022 included merger costs of $33.7 million and a purchase accounting fair value adjustment of $18.9 million related to the Elkay Merger.
Interest expense, net
Interest expense, net was $38.5 million for the year ended December 31, 2023 compared to $26.9 million for the year ended December 31, 2022. The increase in interest expense as compared to the prior year period is primarily a result of higher year-over-year interest rates, partially offset by a decrease in interest expense as a result of a voluntary prepayment on the Term Loan of $60.0 million. See Item 8, Note 11, Long-Term Debt for more information.
Loss on extinguishment of debt
During the year ended December 31, 2023, we recognized a $0.9 million loss on the extinguishment of debt in connection with the write off of a portion of the unamortized debt issuance costs due to a $60.0 million Term Loan voluntary prepayment. There was no loss on the extinguishment of debt recognized for the year ended December 31, 2022. See Item 8, Note 11, Long-Term Debt for more information.
Actuarial gain on pension and other postretirement benefit obligations
Actuarial gain on pension and other postretirement benefit obligations for the year ended December 31, 2023, was $2.0 million compared to a gain of $1.9 million for the year ended December 31, 2022. The non-cash actuarial gain recognized for the year ended December 31, 2023, was primarily due to demographic gains experienced during 2023 that were reflected in other postretirement benefits plans. In addition, the post 65 medical provider options changed resulting in much lower premiums for the plans. These gains were partially offset by a decrease in the discount rate from the prior measurement. The non-cash actuarial gain recognized for the year ended December 31, 2022, was primarily due to a year over year increase in discount rates assumptions utilized in performing the annual remeasurement of our defined benefit plans, partially offset by unfavorable asset performance. See Item 8, Note 15, Retirement Benefits for more information.

Other income (expense), net
Other expense, net for the year ended December 31, 2023, was $7.2 million compared to other income, net of $1.7 million for the year ended December 31, 2022. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by higher interest cost within the non-service cost components of our defined benefit plans and lower expected return on plan assets.
Provision for income taxes
The income tax provision for the year ended December 31, 2023 was $42.6 million, or an effective tax rate of 29.0%. The effective income tax rate for the year ended December 31, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes, the nondeductible loss on divestiture of asbestos liabilities and certain assets and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The income tax provision for the year ended December 31, 2022 was $26.8 million, or an effective tax rate of 32.0%. The effective income tax rate for the year ended December 31, 2022 was above the U.S. federal statutory rate of 21% primarily due to non-deductible transaction costs associated with the Elkay Merger, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments and the reduction in the valuation allowance associated with certain state NOL carryforwards.
Net income from continuing operations
Our net income from continuing operations for the year ended December 31, 2023, was $104.2 million, compared to net income from continuing operations of $57.0 million for the year ended December 31, 2022, as a result of the factors described above. Diluted net income per share from continuing operations was $0.59 for the year ended December 31, 2023, as compared to $0.37 per share for the year ended December 31, 2022.
Net income
Net income for the year ended December 31, 2023, was $112.7 million compared to $61.7 million for the year ended December 31, 2022. Diluted net income per share was $0.64 for the year ended December 31, 2023, compared to $0.40 for the year ended December 31, 2022. Income from discontinued operations, net of tax, was $8.5 million for the year ended December 31, 2023 compared to $4.7 million for the year ended December 31, 2022. The year-over-year change in net income is primarily the result of the factors described above.

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
Core sales
Core sales excludes the impact of acquisitions (such as the Elkay merger), divestitures (such as PMC) and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
Adjusted EBITDA
Adjusted EBITDA is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a Net First Lien Leverage Ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). "Adjusted EBITDA" is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table in the Covenant Compliance section. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. It is also provided to aid investors in understanding our compliance with our debt covenants. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.

In addition, certain of these expenses added back in calculating Adjusted EBITDA can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA in the Covenant Compliance section below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate incurring to realize cost savings before such savings have occurred.
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2023, is presented in the table in the Covenant Compliance section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. We reported net income in the year ended December 31, 2023, of $112.7 million and Adjusted EBITDA for the same period of $339.5 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.0 to 1.0 as of the end of each fiscal quarter. As of December 31, 2023, our Net First Lien Leverage Ratio was 1.2 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the year ended December 31, 2023.

(in millions)	Year Ended December 31, 2023
Net income	$112.7
Income from discontinued operations, net of tax (1)	(8.5)
Provision for income taxes	42.6
Actuarial gain on pension and other postretirement benefit obligations	(2.0)
Other expense, net (2)	7.2
Loss on the extinguishment of debt	0.9
Interest expense, net	38.5
Depreciation and amortization	87.9
EBITDA	279.3
Adjustments to EBITDA
Restructuring and other similar charges (3)	15.3
Stock-based compensation expense	40.0
LIFO gain (4)	(6.5)
Loss on divestiture of asbestos liabilities and certain assets (5)	11.4
Subtotal of adjustments to EBITDA	60.2
Adjusted EBITDA	339.5
Consolidated indebtedness (6)	$403.4
Net First Lien Leverage Ratio (7)	1.19
____________________
(1)Income from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
(2)Other expense, net consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans and other non-operational gains and losses as defined in our credit agreement.
(3)In accordance with the terms in our credit agreement, restructuring and other similar charges is comprised of costs associated with workforce reductions, lease termination costs, and other facility rationalization costs.  See Item 8, Note 5, Restructuring and Other Similar Charges for more information.
(4)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Loss on divestiture of asbestos liabilities and certain assets are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $91.9 million (as defined by the credit agreement) at December 31, 2023.
(7)Our credit agreement defines the Net First Lien Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability under our $200.0 million revolving credit facility.
As of December 31, 2023, we had $136.7 million of cash and cash equivalents and $189.0 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2023, the available borrowings under our credit facility were reduced by $11.0 million due to outstanding letters of credit. As of December 31, 2022, we had $124.8 million of cash and cash equivalents and $192.5 million of additional borrowing capacity. As of December 31, 2022, the available borrowings under our credit facility were reduced by $7.5 million, due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for expected short-term and long-term needs.
Cash Flows
The consolidated statements of cash flows for the year ended December 31, 2023, December 31, 2022, and December 31, 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. Cash flows for the year ended December 31, 2021 only includes the cash flows associated with our PMC platform for the period from January 1, 2021 to October 4, 2021, the date the Spin-Off Transaction was completed. Refer to Item 8, Note 4 Discontinued Operations for further information.
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Net cash provided by operating activities in the year ended December 31, 2023, was $253.9 million compared to $97.0 million in the year ended December 31, 2022 due to higher net income as a result of a full year of Elkay sales, lower use of cash for trade working capital as well as benefits generated from ongoing productivity actions.
Cash used for investing activities was $4.6 million in the year ended December 31, 2023 compared to $6.6 million in the year ended December 31, 2022. Investing activities in the year ended December 31, 2023, included $21.3 million of capital expenditures, which were partially offset by the receipt of $9.0 million in connection with an insurance settlement and $7.7 million from the sale of certain long-lived assets. Investing activities for the year ended December 31, 2022, included $7.6 million of capital expenditures and net cash payments of $44.8 million in connection with acquisitions, which were partially offset by the receipt of $35.0 million from Regal Rexnord Corporation in connection with the final net assets transferred in the PMC Spin-Off Transaction, the receipt of $9.5 million in connection with an insurance settlement and $1.3 million from the sale of certain long-lived assets.
Cash used for financing activities was $239.2 million in the year ended December 31, 2023 compared to cash used for financing activities of $61.1 million in the year ended December 31, 2022. Financing activities in the year ended December 31, 2023 included $50.4 million of cash for the payment of dividends on our common stock, $125.1 million of cash for repurchases of our common stock, $64.9 million of net cash payments on outstanding debt, and $3.1 million of cash used for the payment of withholding taxes on employees' share-based payment awards, which were partially offset by $4.3 million of net cash proceeds associated with stock option exercises. Financing activities in the year ended December 31, 2022 included $32.5 million of cash for the payment of dividends on our common stock, $24.7 million of cash for repurchases of our common stock, $5.7 million of net cash payments on outstanding debt, which were partially offset by $1.8 million of net cash proceeds associated with stock option exercises.
Indebtedness
As of December 31, 2023 we had $495.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2023	Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$473.6	$—	$473.6
Finance leases	21.7	0.9	20.8
Total	$495.3	$0.9	$494.4
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $6.8 million at December 31, 2023.
See Item 8, Note 11, Long-Term Debt for a description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet or non-consolidated special-purpose entities.

Contractual Obligations
Our primary material cash requirements include the payment of interest and principal on our outstanding term loans and finance lease obligations, purchase commitments, operating lease obligations, and pension and other post-retirement plans.
The timing of principal payments associated with our term loan and finance lease obligations are disclosed in Item 8, Note 11, Long-Term Debt. We pay interest monthly based on prevailing interest rates at the time and the balance outstanding on our term loans and finance lease obligations.
Our operating lease obligations are primarily for real estate leases and automobile leases. See Item 8, Note 13, Leases for future minimum lease payments associated with our lease portfolio.
We have long-term obligations related to our deferred compensation, pension and other post-retirement plans that are summarized in Item 8, Note 15, Retirement Benefits.
As part of our global sourcing strategy, we have entered into agreements with key suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer demand. We have the ability to notify the supplier that they no longer need to maintain the minimum level of inventory should we discontinue manufacturing a product during the contract period; however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time.
We believe our cash flows from operations and existing borrowing capacity should be sufficient to satisfy our material cash requirements over the short-term and the long-term.

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
Approximately 11% of our sales originated outside of the United States in the year ended December 31, 2023. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2023, stockholders' equity increased by $3.6 million from December 31, 2022 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of December 31, 2023, the result would have decreased stockholders' equity by approximately $11.7 million.
As of December 31, 2023, we had not entered into foreign currency forward contracts.
Interest Rate Risk
Our indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2023, our outstanding borrowings under the term loan facility were $473.6 million (net of $6.8 million unamortized debt issuance costs) and bore a weighted-average effective interest rate of 7.47%, determined as Term SOFR (subject to a 0.5% floor), plus a Term SOFR adjustment of 0.115%, plus an applicable margin of 2.00%. During the year ended December 31, 2023, the weighted-average interest rate was 7.09%.
Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities bear interest at Term SOFR (subject to a 0.5% floor), plus a Term SOFR adjustment plus an applicable margin. Therefore, a 100 basis point increase in Term SOFR above where it closed as of December 31, 2023 would increase the annual interest expense under our term loan facility by approximately $4.9 million.
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
Index to Financial Statements
Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Financial Statements
As of December 31, 2023 and 2022 and for the years ended December 31, 2023, December 31, 2022, and December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zurn Elkay Water Solutions Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for acquisition of Elkay Manufacturing Company
Description of the Matter	As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed the acquisition of Elkay Manufacturing Company (Elkay). The Company’s accounting for this acquisition included determining the fair value of the intangible assets acquired, which primarily included customer relationships and trade names. During 2023, the Company finalized the purchase accounting for the Elkay transaction with a final purchase price of $1,457.8 million after measurement period adjustments.

Auditing the Company's finalization of the accounting for its acquisition of Elkay was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of intangible assets of $865.5 million, which principally consisted of customer relationships and the Elkay trade name. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a multi-period excess earnings method, a form of the income approach, to measure the customer relationship assets and the relief from royalty method to value the trade name. The significant assumptions used to estimate the value of the customer relationship included margin, revenue growth, the discount rate, customer attrition rate and certain other assumptions that form the basis of the forecasted cash flows. The significant assumptions used to estimate the value of the Elkay trade name included Elkay revenue growth, and a royalty rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions, including measurement period adjustments. For example, our tests included controls over the estimation process supporting the recognition and measurement of customer relationships, trade names, and measurement period adjustments. We also tested management’s review of the valuation models and significant assumptions used in the valuations.

To test the fair value of the customer relationship and trade name intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates and we evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies. We also evaluated evidence used by the Company in recording measurement period adjustments, including evaluation of the completeness and accuracy of the underlying data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
February 6, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Zurn Elkay Water Solutions Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zurn Elkay Water Solutions Corporation and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 6, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 6, 2024

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$136.7	$124.8
Receivables, net	210.2	219.7
Inventories, net	277.6	366.7
Income taxes receivable	17.0	18.3
Other current assets	26.3	28.0
Total current assets	667.8	757.5
Property, plant and equipment, net	180.3	183.8
Intangible assets, net	952.4	1,009.7
Goodwill	796.0	777.0
Insurance for asbestos claims	—	72.1
Other assets	70.5	63.9
Total assets	$2,667.0	$2,864.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.9	$5.7
Trade payables	56.4	116.9
Compensation and benefits	30.5	19.2
Current portion of pension and other postretirement benefit obligations	1.3	1.6
Other current liabilities	131.8	145.9
Total current liabilities	220.9	289.3

Long-term debt	494.4	530.2
Pension and other postretirement benefit obligations	36.6	50.5
Deferred income taxes	210.0	221.4
Operating lease liability	37.3	34.2
Reserve for asbestos claims	—	79.0
Other liabilities	65.0	44.4
Total liabilities	1,064.2	1,249.0

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 172,262,163 at December 31, 2023 and 176,876,406 at December 31, 2022	1.7	1.8
Additional paid-in capital	2,847.0	2,853.1
Retained deficit	(1,178.2)	(1,164.9)
Accumulated other comprehensive loss	(67.7)	(75.0)
Total stockholders' equity	1,602.8	1,615.0
Total liabilities and stockholders' equity	$2,667.0	$2,864.0

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales	$1,530.5	$1,281.8	$910.9
Cost of sales	882.4	816.3	537.7
Gross profit	648.1	465.5	373.2
Selling, general and administrative expenses	371.3	309.0	239.0
Restructuring and other similar charges	15.3	15.4	3.7
Loss on divestiture of asbestos liabilities and certain assets	11.4	—	—
Amortization of intangible assets	58.7	34.0	23.5
Income from operations	191.4	107.1	107.0
Non-operating expense:
Interest expense, net	(38.5)	(26.9)	(34.7)
Loss on the extinguishment of debt	(0.9)	—	(20.4)
Actuarial gain on pension and other postretirement benefit obligations	2.0	1.9	1.2
Other income (expense), net	(7.2)	1.7	(0.7)
Income before income taxes	146.8	83.8	52.4
Provision for income taxes	(42.6)	(26.8)	(2.7)
Net income from continuing operations	104.2	57.0	49.7
Income from discontinued operations, net of tax	8.5	4.7	71.2
Net income	$112.7	$61.7	$120.9

Basic net income per share:
Continuing operations	$0.60	$0.38	$0.41
Discontinued operations	$0.05	$0.03	$0.59
Net income	$0.65	$0.41	$1.00
Diluted net income per share:
Continuing operations	$0.59	$0.37	$0.40
Discontinued operations	$0.05	$0.03	$0.57
Net income	$0.64	$0.40	$0.97
Weighted-average number of common shares outstanding (in thousands):
Basic	174,251	151,581	121,493
Effect of dilutive equity awards	3,008	2,256	3,621
Diluted	177,259	153,837	125,114
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net income	$112.7	$61.7	$120.9
Other comprehensive income (loss):
Foreign currency translation and other adjustments	3.6	(4.2)	(4.2)
Change in pension and other postretirement defined benefit plans, net of tax	3.7	4.1	18.4
Other comprehensive income (loss), net of tax	7.3	(0.1)	14.2
Total comprehensive income	$120.0	$61.6	$135.1

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest (1)	Total Stockholders’ Equity
Balance at December 31, 2020	$1.2	$1,392.9	$116.0	$(73.8)	$3.0	$1,439.3
Net income	$—	$—	$120.9	$—	$—	$120.9
Foreign currency translation and other adjustments	—	—	—	(4.2)	—	(4.2)
Change in pension and other postretirement defined benefit plans, net of $5.6 million of income tax	—	—	—	18.4	—	18.4
Total comprehensive income	—	—	120.9	14.2	—	135.1
Stock-based compensation expense	—	51.4	—	—	—	51.4
Proceeds from exercise of stock options	0.1	24.9	—	—	—	25.0
Taxes withheld and paid on employees' share-based payment awards	—	(32.3)	—	—	—	(32.3)
Repurchase of common stock (2)	—	—	(0.9)	—	—	(0.9)
Dividend received from Spin-Off Transaction	—	—	486.8	—	—	486.8
Distribution of the net assets of the PMC business	—	—	(1,923.3)	(15.3)	(3.0)	(1,941.6)
Common stock dividends ($0.30 per share)	—	—	(36.4)	—	—	(36.4)
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$—	$126.4
Net income	$—	$—	$61.7	$—	$—	$61.7
Foreign currency translation and other adjustments	—	—	—	(4.2)	—	(4.2)
Change in pension and other postretirement defined benefit plans, net of $2.2 million of income tax	—	—	—	4.1	—	4.1
Total comprehensive income (loss)	—	—	61.7	(0.1)	—	61.6
Stock-based compensation expense	—	23.2	—	—	—	23.2
Proceeds from exercise of stock options	—	2.5	—	—	—	2.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.7)	—	—	—	(0.7)
Repurchase of common stock (2)	—	—	(24.7)	—	—	(24.7)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	—	35.0
Elkay Merger (3)	0.5	1,416.5	—	—	—	1,417.0
Common stock dividends ($0.20 per share)	—	(25.3)	—	—	—	(25.3)
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$—	$1,615.0
Net income	$—	$—	$112.7	$—	$—	$112.7
Foreign currency translation and other adjustments	$—	$—	$—	$3.6	$—	3.6
Change in pension and other postretirement defined benefit plans, net of $1.2 million of income tax	$—	$—	$—	$3.7	$—	3.7
Total comprehensive income	—	—	112.7	7.3	—	120.0
Stock-based compensation expense	$—	$41.6	$—	$—	$—	41.6
Proceeds from exercise of stock options	$—	$4.3	$—	$—	$—	4.3
Taxes withheld and paid on employees' share-based payment awards	$—	$(3.1)	$—	$—	$—	(3.1)
Repurchase of common stock (2)	$(0.1)	$—	$(126.0)	$—	$—	(126.1)
Elkay Merger (3)	$—	$(5.1)	$—	$—	$—	(5.1)
Common stock dividends ($0.29 per share)	$—	$(43.8)	$—	$—	$—	(43.8)
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$—	$1,602.8
____________________
(1)    During the transition period ended December 31, 2020, the Company acquired the remaining 30% non-controlling interest in a PMC controlled subsidiary for a cash purchase price of $0.3 million. From the time of this transaction through the Spin-Off Transaction, non-controlling interest represents a 5% non-controlling interest in another PMC joint venture relationship. The Company has no remaining non-controlling interest subsequent to the Spin-Off Transaction.
(2) During the years ended December 31, 2023, 2022, and 2021, the Company repurchased and canceled 5.3 million shares, 1.1 million shares and 22.3 thousand shares of common stock at a total cost of $125.0 million, $24.7 million and $0.9 million at a weighted average price of $23.66, $23.00 and $39.27 per share, respectively. For the year ended December 31, 2023, the Company recognized $1.0 million in excise tax on the repurchases. See Note 18 Common Stock Repurchases for additional information.
(3)    Refer to Note 3, Acquisitions for additional information regarding the Elkay Merger.
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating activities
Net income	$112.7	$61.7	$120.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29.2	20.5	44.1
Amortization of intangible assets	58.7	34.0	33.4
Non-cash asset impairment	2.5	—	—
Loss on divestiture of asbestos liabilities and certain assets	9.3	—	—
Divestiture of asbestos liabilities and certain assets	(13.0)	—	—
Loss (gain) on dispositions of long-lived assets	(2.7)	0.3	(10.1)
Deferred income taxes	(4.2)	0.5	(12.1)
Other non-cash expenses (income)	1.9	4.8	(3.6)
Actuarial (gain) loss on pension and other postretirement benefit obligations	(2.0)	(1.9)	3.6
Loss on the extinguishment of debt	0.9	—	20.4
Stock-based compensation expense	40.0	25.0	51.4
Changes in operating assets and liabilities:
Receivables, net	10.1	15.5	(66.6)
Inventories, net	65.0	(17.6)	(79.5)
Other assets	2.5	36.5	(7.7)
Accounts payable	(60.8)	(18.3)	99.1
Accruals and other	3.8	(64.0)	30.3
Cash provided by operating activities	253.9	97.0	223.6

Investing activities
Expenditures for property, plant and equipment	(21.3)	(7.6)	(23.3)
Acquisitions, net of cash acquired	—	(44.8)	(17.1)
Proceeds from dispositions of long-lived assets	7.7	1.3	14.3
Proceeds from insurance claims	9.0	9.5	—
Proceeds associated with divestiture of discontinued operations	—	35.0	4.2
Cash used for investing activities	(4.6)	(6.6)	(21.9)

Financing activities
Proceeds from borrowings of debt	13.0	102.0	550.0
Repayments of debt	(77.9)	(107.7)	(1,126.7)
Dividend received from Spin-Off Transaction of PMC	—	—	486.8
Cash transferred to PMC related to Spin-Off Transaction	—	—	(192.8)
Payment of debt issuance costs	—	—	(28.8)
Proceeds from exercise of stock options	4.3	2.5	24.9
Taxes withheld and paid on employees' share-based payment awards	(3.1)	(0.7)	(32.3)
Repurchase of common stock	(125.1)	(24.7)	(0.9)
Payment of common stock dividends	(50.4)	(32.5)	(36.4)
Cash used for financing activities	(239.2)	(61.1)	(356.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.8	(1.1)	(4.5)
Increase (decrease) in cash, cash equivalents and restricted cash	11.9	28.2	(159.0)
Cash, cash equivalents and restricted cash at beginning of period (1)	124.8	96.6	255.6
Cash, cash equivalents and restricted cash at end of period (1)	$136.7	$124.8	$96.6
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories.
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

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
Divestiture of Asbestos Liabilities and Certain Assets
On December 15, 2023, Zurn Holdings, Inc. (“Holdings”) sold all of the equity interests of its direct subsidiary Zurn Industries, LLC (“Zurn Industries”), together with Zurn Industries’ direct and indirect subsidiaries that primarily held asbestos liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer (“Sale Transaction”). As a result of the Sale Transaction, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets sold to the buyer, have been removed from the Company’s consolidated balance sheet effective December 15, 2023 and the Company no longer has any obligation with respect to pending and future asbestos claims related to the divested entities. A loss on the divestiture of asbestos liabilities and certain assets of $11.4 million was recognized in the consolidated statements of operations for the twelve months ended December 31, 2023. See Note 17, Commitments and Contingencies for additional information.
Elkay Merger
On February 12, 2022, Zurn Water Solutions Corporation (“Zurn”) entered into a definitive agreement to combine with Elkay Manufacturing Company (“Elkay”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zurn, Elkay, Zebra Merger Sub, Inc., a wholly owned subsidiary of Zurn (“Merger Sub”), and Elkay Interior Systems International, Inc., as representative of the stockholders of Elkay, providing for the merger of Elkay with and into Merger Sub, with Elkay surviving as a wholly owned subsidiary of Zurn (the “Merger”). On July 1, 2022, the Merger was completed following which the Company changed its name to “Zurn Elkay Water Solutions Corporation”. Shares of the Company's common stock are traded on the New York Stock Exchange under the ticker symbol “ZWS”. See Note 3, Acquisitions for additional information.
Spin-Off of Process & Motion Control Segment
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's PMC business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. Following completion of the Spin-Off Transaction, the Company's name was changed to “Zurn Water Solutions Corporation”.
As a result of the Spin-Off Transaction, in accordance with the authoritative guidance, the operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows for the year ended December 31, 2023, December 31, 2022, and December 31, 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 4, Discontinued Operations for additional information.
In connection with the Spin-Off Transaction, the Company separated certain defined benefit pension and other post-employment benefit plans, and adjusted its employee share-based compensation awards. See Note 14, Stock-Based Compensation and Note 15, Retirement Benefits, respectively, for additional information.
The Company
Zurn Elkay is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, human safety and the environment. The Company's product portfolio includes professional grade water safety and control products, flow system products, hygienic and environmental products, and filtered drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Company's heritage of innovation and specification has allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Elkay Business System (“ZEBS”) is its operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.
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
Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long-term lease liability on its balance sheet. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are instead recognized on a straight-line basis over the lease term. See Note 13, Leases, for additional discussion about the Company's policy for accounting for leases and other required disclosures.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s equity plans in Note 14, Stock-Based Compensation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.
Receivables
Receivables are stated net of allowances for doubtful accounts of $3.1 million at December 31, 2023, and $1.4 million at December 31, 2022. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
Significant Customers
The Company’s largest customer accounted for 20%, 22% and 23% of consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively. No other customers account for more than 10% of consolidated net sales for the years ended December 31, 2023, the 2022, or 2021.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The percentage of the Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 92% and 89% at December 31, 2023 and 2022, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.

In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $3.4 million, $0.8 million and $0.9 million, during the years ended December 31, 2023, 2022, and 2021, respectively.
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
Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, the goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In conducting a quantitative assessment, the Company utilizes a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). The Company performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill.
During the fourth quarter of the year ended December 31, 2023, the Company completed its annual goodwill impairment tests and performed a quantitative assessment. No goodwill impairment charges were recorded during the years ended December 31, 2023, 2022, or 2021.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. During the year ended December 31, 2023, the Company recognized $2.5 million of fixed asset impairment charges. The Company recognized no impairment charges of tangible fixed assets during the during the years ended December 31, 2022 or 2021. Impairments are determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviews and considers input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 12, Fair Value Measurements for additional information.

Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of period	$4.2	$1.3	$1.2
Acquired obligations	—	3.5	0.3
Charged to operations	2.4	1.6	1.1
Claims settled	(1.9)	(2.2)	(1.3)
Balance at end of period	$4.7	$4.2	$1.3
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740, Income Taxes. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and it is recorded as a component of the overall income tax provision.
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
See Note 16, Income Taxes for additional information.
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
The computation for diluted net income per share for the years ended December 31, 2023, 2022, and 2021 excludes 0.3 million, 0.4 million and 0.7 million common shares due to their anti-dilutive effects, respectively.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2023, 2022, and 2021 are as follows (in millions):

	Foreign Currency Translation and Other Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2020	$(46.0)	$(27.8)	$(73.8)
Other comprehensive (loss) income before reclassifications	(4.2)	14.9	10.7
Amounts reclassified from accumulated other comprehensive loss	—	3.5	3.5
PMC Spin-Off Transaction	(20.7)	5.4	(15.3)
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
Other comprehensive (loss) income before reclassifications	$(4.2)	$4.1	$(0.1)
Balance at December 31, 2022	$(75.1)	$0.1	$(75.0)
Other comprehensive income before reclassifications	$3.6	$3.7	$7.3
Balance at December 31, 2023	$(71.5)	$3.8	$(67.7)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the year ended December 31, 2021 (in millions):

Pension and other postretirement plans	Year Ended December 31, 2021	Income Statement Line Item
Amortization of prior service credit	$(0.2)	Other income (expense), net
PMC Spin-Off Transaction settlement	4.8	Discontinued operations, net of tax
Benefit (provision) for income taxes	(1.1)
Total, net of income taxes	$3.5
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction losses are included in other expense, net in the consolidated statements of operations and totaled $0.9 million, $1.0 million and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $18.4 million, $12.5 million and $8.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $23.7 million, $18.4 million and $14.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
United States	$1,368.8	$1,135.3	$792.8	$160.6	$165.9	$51.6
Canada	133.8	131.1	113.3	11.7	12.0	12.7
Rest of World	27.9	15.4	4.8	8.0	5.9	0.1
	$1,530.5	$1,281.8	$910.9	$180.3	$183.8	$64.4
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. In accordance with ASC 280, Segment Reporting, long-lived assets include property, plant, and equipment, net, which includes finance lease ROU assets, and excludes net intangible assets and goodwill.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments and trade accounts receivable.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows when implemented.

3. Acquisitions
Year Ended December 31, 2022
On July 1, 2022, the Company completed the Elkay Merger for a purchase price (after final purchase price adjustments) of $1,457.8 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements the Company's existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, the Company issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the six months ended June 30, 2023, the Company completed the final purchase price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned to the Company were canceled upon receipt. The Company incurred transaction-related costs of approximately $33.7 million for the twelve months ended December 31, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2023, the Board consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes.
Elkay’s assets and liabilities were measured at estimated fair value at July 1, 2022, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the Merger date. See Note 12, Fair Value Measurements, for additional information.

As of June 30, 2023, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The final fair value of the assets acquired and liabilities assumed were as follows (in millions):

As Reported June 30, 2023
Assets acquired:
Receivables, net	$92.0
Inventories	139.5
Other current assets	8.5
Property, plant and equipment, net	127.1
Intangible assets, net	865.5
Goodwill	546.2
Other assets	56.9
Total assets acquired	$1,835.7
Liabilities assumed:
Trade payables	$30.5
Compensation and benefits	39.3
Current portion of pension and other postretirement benefit obligations	17.3
Other current liabilities	45.8
Operating lease liability	24.2
Pension and other postretirement benefit obligations	3.6
Deferred income taxes	206.7
Other liabilities	10.5
Total liabilities assumed	377.9
Total purchase price	$1,457.8

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the financial results from continuing operations for the years ended December 31, 2022 and 2021 as if the Elkay Merger had occurred on January 1, 2021. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) transaction costs and other one-time non-recurring costs which reduced expenses by $33.7 million for the year ended December 31, 2022 and increased expenses by $33.7 million for the year ended December 31, 2021, (v) additional cost of sales related to the inventory valuation adjustment which reduced expenses by $18.3 million for the year ended December 31, 2022 and increased expenses by $18.3 million for the year ended December 31, 2021, and (vi) the estimated income tax effect on the pro forma adjustments. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Elkay Merger.
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

For the period from July 1, 2022 through December 31, 2022, Elkay had net sales and a net loss of $264.4 million and $11.5 million, respectively, which include the impact of purchase accounting adjustments, and are included in the consolidated statements of operations for the period from July 1, 2022 through December 31, 2022.

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
On April 16, 2021, the Company acquired substantially all of the assets of Advance Technology Solutions, LLC (d/b/a ATS GREASEwatch) ("ATS GREASEwatch") for a cash purchase price of $4.5 million, excluding transaction costs and net of cash acquired. The Company paid $3.8 million to the sellers at closing and the remaining $0.7 million was paid out in 2022 and 2023 upon settlement of certain indemnities. ATS GREASEwatch develops, manufactures and markets remote tank monitoring devices, alarms, software and services for various applications and provides technology to enhance and expand our current product offerings.
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

4. Discontinued Operations
During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021 have not been adjusted to separately disclose cash flows related to the discontinued operations. During the year ended December 31, 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.
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

The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the years ended December 31, 2023, 2022, and 2021 are included in the table below (in millions):

	Year Ended
	(1)	(2)	(3)
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales	$—	$—	$973.0
Cost of sales	—	—	598.6
Selling, general and administrative expenses/(income)	(8.4)	(2.9)	260.2
Restructuring and other similar charges	—	—	1.9
Amortization of intangible assets	—	—	9.9
Interest expense, net	—	—	4.1
Actuarial loss on pension and other postretirement benefit obligations	—	—	4.8
Other non-operating income, net	—	—	(5.6)
Income from discontinued operations before income tax	8.4	2.9	99.1

Income tax benefit (provision)	0.1	1.8	(28.0)
Equity method investment income	—	—	0.3
Non-controlling interest income	—	—	(0.2)
Income from discontinued operations, net of tax	$8.5	$4.7	$71.2
____________________
(1)Selling, general and administrative expenses for the year ended December 31, 2023 include the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
(2)Results of operations for the year ended December 31, 2022 includes the reversal of certain accruals as a result of costs the Company is obligated to indemnify Regal Rexnord Corporation for being lower than original estimates.
(3)Results of operations during the year ended December 31, 2021 reflect the period from January 1, 2021 through October 4, 2021, the date on which the Spin-Off Transaction of PMC was completed.

The consolidated statements of cash flows for the periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing and financing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

	Year Ended
		(1)
	December 31, 2022	December 31, 2021
Depreciation	$—	$34.9
Amortization of intangible assets	—	9.9
Gain on disposition of assets	—	(10.1)
Deferred income taxes	—	0.5
Actuarial loss on pension and other postretirement benefit obligations	—	4.8
Other non-cash (income) expenses	—	(0.3)
Stock-based compensation	—	13.9
Expenditures for property, plant and equipment	—	(17.5)
Acquisitions, net of cash acquired	—	—
Proceeds from dispositions of long-lived assets	—	14.3
Net payments from divestiture of discontinued operations	35.0	4.2
Repayments of debt	—	(1.6)
Proceeds from exercise of stock options	—	12.8
Taxes withheld and paid on employees' shared-based payment awards	—	(0.5)
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

5. Restructuring and Other Similar Charges
During the year ended December 31, 2023, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges incurred during the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Employee termination benefits	$3.4	$13.6	$3.7
Asset impairment charges	2.5	—	—
Contract termination and other associated costs	9.4	1.8	—
Total restructuring and other similar charges	$15.3	$15.4	$3.7

Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2023)			Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2023)
Employee termination benefits			$33.8
Asset impairment charges			2.5
Contract termination and other associated costs			18.5
Total restructuring and other similar charges			$54.8
The following table summarizes the activity in the Company's accrual for restructuring and other similar charges for the years ended December 31, 2023 and 2022 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2021	$2.4	$—	$—	$2.4
Elkay opening balance sheet accrual	4.7	—	—	4.7
Charges	13.6	—	1.8	15.4
Cash payments	(12.9)	—	(0.6)	(13.5)
Accrued restructuring costs, December 31, 2022 (1)	$7.8	$—	$1.2	$9.0
Charges	3.4	2.5	9.4	15.3
Cash payments	(10.5)	—	(10.0)	(20.5)
Non-cash charges	—	(2.5)	—	(2.5)
Accrued restructuring costs, December 31, 2023 (1)	$0.7	$—	$0.6	$1.3
____________________
(1)    As of December 31, 2023, the restructuring accrual is included in other current liabilities in the consolidated balance sheets. As of December 31, 2022, $8.4 million of the restructuring accrual is included in other current liabilities and $0.6 million is included in other liabilities in the consolidated balance sheets.

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

	Year Ended
Customer Type	December 31, 2023	December 31, 2022	December 31, 2021
Institutional	$690.5	$517.7	$334.8
Commercial	443.1	373.7	286.7
All other	396.9	390.4	289.4
Total	$1,530.5	$1,281.8	$910.9

	Year Ended
Geography	December 31, 2023	December 31, 2022	December 31, 2021
United States	$1,410.1	$1,171.8	$819.9
Canada	78.7	75.1	67.4
Rest of world	41.7	34.9	23.6
Total	$1,530.5	$1,281.8	$910.9
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of December 31, 2023 and December 31, 2022 were not material.
Backlog
The Company had backlog of $50.8 million and $42.1 million as of December 31, 2023, and December 31, 2022, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 100% of the backlog as revenue in the year ending December 31, 2024.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2023 and December 31, 2022, the contract assets capitalized are not significant. During the years ended December 31, 2023, 2022, and 2021, contract asset amortization was not significant and no impairment losses were recognized.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2023	December 31, 2022
Finished goods	$224.8	$285.9
Work in progress	11.5	19.1
Raw materials	48.8	75.7
Inventories at First-in, First-Out ("FIFO") cost	285.1	380.7
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(7.5)	(14.0)
	$277.6	$366.7

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	December 31, 2023	December 31, 2022
Land	$14.1	$14.3
Buildings and improvements	108.5	92.9
Machinery and equipment	114.6	120.4
Computer hardware and software	28.0	26.2
Construction in-progress	18.0	9.7
	283.2	263.5
Less accumulated depreciation	(102.9)	(79.7)
	$180.3	$183.8

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended December 31, 2023 and 2022 consisted of the following (in millions):

Net carrying amount as of December 31, 2021	$254.1
Elkay Merger (1)	527.2
Purchase accounting adjustments (1)	(1.3)
Currency translation adjustments	(3.0)
Net carrying amount as of December 31, 2022	$777.0
Purchase accounting adjustments (1)	19.0
Net carrying amount as of December 31, 2023	$796.0
______________________
(1)Refer to Note 3, Acquisitions for additional information regarding acquisitions.
Total cumulative goodwill impairment charges as of December 31, 2023 and 2022 were $337.1 million.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2023 and December 31, 2022 consisted of the following (in millions):

		December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.4	$(22.8)	$3.6
Customer relationships (including distribution network)	16 years	1,070.4	(348.8)	721.6
Tradenames	19 years	156.8	(16.7)	140.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.7	$(388.3)	$952.4

		December 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$25.5	$(22.5)	$3.0
Customer relationships (including distribution network)	16 years	1,069.5	(298.2)	771.3
Tradenames	19 years	156.8	(8.5)	148.3
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,338.9	$(329.2)	$1,009.7
Intangible asset amortization expense totaled $58.7 million, $34.0 million and $23.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no acquired intangibles in 2023. Customer relationships and tradenames acquired during the year ended December 31, 2022 were assigned a weighted-average useful life of 16 years and 20 years, respectively.
The Company expects to recognize amortization expense on intangible assets subject to amortization of $58.8 million in 2024, $58.8 million in 2025, $58.6 million in 2026, $58.6 million in 2027, and $58.6 million in 2028.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2023	December 31, 2022
Commissions	$8.6	$9.0
Current portion of operating lease liability (1)	10.6	9.4
Income taxes payable	3.5	2.3
Professional fees	0.6	2.3
Product warranty (2)	4.7	4.2
Restructuring and other similar charges (3)	1.3	8.4
Risk management (4)	5.2	16.3
Sales rebates	70.8	56.0
Tax indemnities	13.8	19.0
Taxes, other than income taxes	3.7	2.5
Other	9.0	16.5
	$131.8	$145.9
___________________
(1)See more information related to leases within Note 13, Leases.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.
(4)Includes projected liabilities related to losses arising from automobile, general, environmental, and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2023	December 31, 2022
Term loan (1)	$473.6	$535.3
Finance leases (2)	21.7	0.6
Total	495.3	535.9
Less current maturities	0.9	5.7
Long-term debt	$494.4	$530.2
____________________
(1)Includes unamortized debt issuance costs of $6.8 million and $9.2 million at December 31, 2023 and December 31, 2022, respectively.
(2)See more information related to finance leases within Note 13, Leases.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2023, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
On October 11, 2023, the Company made a voluntary prepayment on its Term Loan of $60.0 million. In connection with this prepayment, the Company recognized a $0.9 million loss on debt extinguishment to write off a portion of the unamortized debt issuance costs.
The Term Loan has a maturity date of October 4, 2028. Commencing on March 31, 2022, the Borrowers were required to make quarterly payments of principal in an amount equal to $1.4 million each quarter until the maturity date. In connection with the voluntary prepayment of $60.0 million, the quarterly principal payments of $1.4 million are no longer required.

For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.19 to 1.00 as of December 31, 2023 and therefore the applicable rate is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.

At December 31, 2023 and December 31, 2022, the borrowings under the Term Loan had weighted-average effective interest rates of 7.47% and 6.39%, respectively. During the year ended December 31, 2023 and December 31, 2022, the borrowings under the Term Loan had weighted-average effective interest rates of 7.09% and 4.00%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.19 to 1.00 as of December 31, 2023. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee is 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee is 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.

At December 31, 2023 and December 31, 2022, there were no amounts borrowed under the Revolving Credit Facility. As of December 31, 2023 and December 31, 2022, $11.0 million and $7.5 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
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

Finance Leases
At December 31, 2023 and 2022, the Company had finance lease obligations of $21.7 million and $0.6 million, respectively. For more information related to finance leases, see Note 13, Leases.
Future Debt Maturities
Future maturities of debt and finance lease obligations as of December 31, 2023, excluding the unamortized debt issuance costs of $6.8 million, were as follows (in millions):

Years ending December 31:
2024	$0.9
2025	0.9
2026	0.9
2027	1.0
2028	481.5
Thereafter	16.9
$502.1
Cash interest paid for the years ended December 31, 2023, 2022, and 2021 was $36.1 million, $24.3 million and $34.7 million, respectively.

12. Fair Value Measurements
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
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2023 and December 31, 2022 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 was approximately $503.9 million and $543.1 million, respectively. The fair value is based on quoted market prices for the same issues.
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

Property, Plant and Equipment - The fair value of property, plant, and equipment was determined based on assumptions that market participants would use in pricing an asset.
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
Identifiable Intangible Assets - The fair value estimates of the identifiable intangible assets were based upon assumptions that market participants would use in pricing an asset. The fair value and weighted average useful life of the identifiable intangible assets are as follows (in millions):

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
Goodwill - The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Elkay. The goodwill created in the acquisition is not deductible for tax purposes.

13. Leases
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
ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2023	December 31, 2022
Assets:
Operating ROU assets	Other assets	$46.4	$42.6
Finance ROU assets	Property, plant and equipment, net (1)	20.8	0.8
Total ROU assets		$67.2	$43.4

Liabilities:
Current
Operating	Other current liabilities	$10.6	$9.4
Finance	Current maturities of debt	0.9	0.2
Non-current
Operating	Operating lease liability	37.3	34.2
Finance	Long-term debt	20.8	0.4
Total lease liabilities		$69.6	$44.2
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $2.0 million and $0.3 million as of December 31, 2023 and December 31, 2022, respectively.
The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expenses (1)	$13.8	$9.8	$6.1
Finance lease expenses:
Depreciation of finance ROU assets (1)	1.7	0.2	0.1
Interest on lease liabilities (2)	1.5	—	—
Total finance lease expense	3.2	0.2	0.1
Variable and short-term lease expense (1)	7.0	6.2	3.5
Total lease expense	$24.0	$16.2	$9.7
____________________
(1)Included in cost of sales, selling, general and administrative expenses, and restructuring and other similar charges.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of December 31, 2023 are as follows (in millions):

Years ending December 31,	Operating Leases (1)	Finance Leases (1)
2024	$13.3	$2.4
2025	10.6	2.3
2026	9.1	2.3
2027	8.2	2.3
2028	4.8	2.3
Thereafter	12.2	23.0
Total future minimum lease payments	58.2	34.6
Less: Imputed interest	(10.3)	(12.9)
Total lease liabilities	$47.9	$21.7
____________________
(1)Excludes legally binding minimum lease payments for leases signed but not yet commenced.

The weighted-average remaining lease terms and discount rates for leases are as follows:

	Year Ended
Lease Term and Discount Rate	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms (years):
Operating leases	5.9	6.4	2.8
Finance leases	13.8	3.0	3.3
Weighted-average discount rate:
Operating leases	6.4%	6.1%	3.3%
Finance leases	7.1%	5.2%	3.4%
Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$13.2	$9.8	$6.4
Operating cash flows from finance leases	1.5	—	—
Financing cash flows from finance leases	0.8	0.2	0.1
ROU assets obtained in exchange for lease liabilities are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating leases	$14.4	$38.9	$1.9
Finance leases	21.8	0.5	0.1
14. Stock-Based Compensation
Generally, compensation cost associated with share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest.
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan, which was last approved by stockholders in fiscal 2022 (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Zurn Elkay's performance and create value for Zurn Elkay's stockholders. To date, equity awards consisting of stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan. The Plan is administered by the Compensation Committee.
The options granted under the Plan have a maximum term of 10 years after the grant date. Options and RSUs granted since fiscal 2016 generally vest ratably over 3 years. During the years ended December 31, 2022 and 2021, RSUs were granted to certain employees that cliff vest after 2 years. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the director's cessation of service. PSUs generally cliff vest after 3 years based on performance over that three-year period.
In connection with the Spin-Off Transaction, the Company made adjustments to the number of unvested stock options, RSUs and PSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Spin-Off. Accordingly, the number of stock options, RSUs and PSUs outstanding as of the date of the Spin-Off Transaction was multiplied by a factor of 2.03446, and the related grant date fair value was divided by a factor of 2.03446, which resulted in no increase in the intrinsic value of awards outstanding. Stock options and RSU's continue to vest in accordance with their original vesting period. The vesting of PSU's granted prior to the beginning of 2021 was accelerated and all outstanding awards became fully vested and were released at the time of the Spin-Off Transaction based on performance achieved through, and as of the Spin-Off Transaction date. PSUs granted in October 2021 continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards were deemed to be a modification of the awards and resulted in approximately $4.9 million of incremental expense, of which $0.2 million, $0.2 million, and $4.5 million was recognized during the years ended December 31, 2023, 2022, and 2021, respectively. On the date of the Spin-Off Transaction, the modification affected 124 grantees.
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
During the years ended December 31, 2023, 2022, and 2021, the Company recorded $40.0 million, $25.0 million and $37.5 million, respectively, of stock-based compensation expense from continuing operations (the related tax benefit on these amounts subject to the 162(m) compensation limitations during the years ended December 31, 2023, 2022, and 2021 was $9.8 million, $5.9 million, and $9.2 million, respectively). During the year ended December 31, 2023, 2022, and 2021, the Company also recorded $2.0 million, $0.9 million and $18.6 million, respectively, of an excess tax benefit related to stock options exercised during each period. As of December 31, 2023, there was $23.6 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	32%	32%	34%
Weighted-average risk-free interest rate	3.90%	3.11%	1.02%
Expected dividend rate	1.2%	1.0%	0.5%
Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for all options granted prior to the Spin-Off Transaction is based on the historical volatility of the Company's common stock price. The expected volatility assumption for all options granted after the Spin-Off Transaction is based on the historical volatility of the common stock prices of a peer group. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during the years ended December 31, 2023, 2022, and 2021 was $8.28, $9.79 and $13.54, respectively. The total fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $0.9 million, $0.9 million and $3.6 million, respectively.
A summary of stock option activity during the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	2,647,578	$13.75	2,844,062	$13.44	3,862,822	$22.99
Granted	146,295	22.25	103,454	28.68	432,478	39.79
Exercised (1)	(655,644)	11.66	(221,506)	11.89	(3,260,839)	14.24
Spin-Off Transaction conversion	—	—	—	—	2,413,727	10.98
Canceled/Forfeited	(48,736)	27.77	(78,432)	27.65	(604,126)	32.04
Outstanding at end of period (2)	2,089,493	$14.67	2,647,578	$13.75	2,844,062	$13.44
Exercisable at end of period (3)	1,878,789	$13.35	2,439,667	$12.36	2,566,451	$11.75
______________________
(1)The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $11.0 million, $3.8 million and $90.4 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 4.1 years at December 31, 2023, 4.4 years at December 31, 2022 and 5.1 years at December 31, 2021. The aggregate intrinsic value of options outstanding at December 31, 2023 was $31.4 million.
(3)The weighted average remaining contractual life of options exercisable was 3.4 years at December 31, 2023, 3.9 years at December 31, 2022 and 4.6 years at December 31, 2021. The aggregate intrinsic value of options exercisable at December 31, 2023 was $30.6 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	207,911	$30.05
Granted	146,295	22.25
Vested	(105,475)	27.18
Canceled/Forfeited	(38,027)	27.75
Nonvested options at end of period	210,704	$26.49
Restricted Stock Units
During the years ended December 31, 2023, 2022, and 2021 the Company granted RSUs to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	580,112	$29.33	501,331	$25.98	647,668	$26.54
Granted	242,385	23.40	370,244	28.80	483,067	38.56
Spin-Off Transaction conversion	—	—	—	—	227,058	16.54
Vested	(218,153)	30.70	(166,318)	18.37	(501,902)	22.49
Canceled/Forfeited	(103,023)	28.40	(125,145)	28.92	(354,560)	32.70
Nonvested RSUs at end of period	501,321	$26.05	580,112	$29.33	501,331	$25.98

Performance Stock Units
During the years ended December 31, 2023, 2022, and 2021, the Company granted PSUs to certain of its officers and employees. The PSUs granted during the years ended December 31, 2023, 2022, and 2021 have a three-year performance period, and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the respective performance period, will be satisfied with Zurn Elkay common stock. A summary of PSU activity during the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	939,459	$27.07	777,374	$26.27	1,022,985	$26.68
Granted	425,246	23.25	177,724	30.92	1,559,795	30.93
Spin-Off conversion Transaction	—	—	—	—	1,986,910	14.12
Vested	(468,722)	22.17	—	—	(3,739,235)	14.39
Canceled/Forfeited	(29,173)	26.07	(15,639)	30.70	(53,081)	24.72
Nonvested PSUs at end of period	866,810	$27.88	939,459	$27.07	777,374	$26.27

During the years ended December 31, 2023, 2022, and 2021, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. The fair value of the portion of PSUs with vesting based on free cash flow conversion and return on invested capital is determined based on the Company's closing stock price on the date of grant.

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
Amounts disclosed within this note include amounts attributable to the Company's discontinued operations, unless otherwise noted. Refer to Note 4, Discontinued Operations for further detail.
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial gain of $2.0 million, $1.9 million, and $1.2 million within the consolidated statements of operations from continuing operations, during the years ended December 31, 2023, 2022, and 2021, respectively. These amounts are recorded within Actuarial gain on pension and other postretirement benefit obligations in the consolidated statements of operations.
On October 4, 2021, the Company completed the Spin-Off Transaction of the PMC business. In accordance with the terms of the Spin-Off Transaction agreements, the net assets associated with the PMC business included in the Spin-Off Transaction included unfunded pension and other postretirement benefit obligations of $80.4 million. The transfer of these obligations affiliated with certain defined benefit plans was accounted for as a settlement in accordance with the authoritative guidance, which required the Company to perform an interim remeasurement of certain plans. In connection with the remeasurement, the Company recognized pre-tax non-cash actuarial losses of $4.8 million during the year ended December 31, 2021, which is recognized within income from discontinued operations, net of tax.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Pension Benefits:
Service cost	$0.1	$0.1	$0.4
Interest cost	12.1	8.6	13.3
Expected return on plan assets	(7.5)	(9.6)	(17.3)
Benefit cost associated with special events:
PMC Spin-Off	—	—	5.7
Net periodic benefit (income) expense	$4.7	$(0.9)	$2.1
Other Postretirement Benefits:
Interest cost	$0.6	$0.4	$0.3
Amortization of prior service credit	—	—	(0.2)
Benefit cost associated with special events:
PMC Spin-Off	—	—	(0.9)
Recognition of actuarial gains	(2.0)	(1.9)	(1.2)
Net periodic benefit (income) expense	$(1.4)	$(1.5)	$(2.0)
During the year ended December 31, 2023, the recognition of $2.0 million of net non-cash actuarial gains was primarily due to demographic gains experienced during 2023 that were reflected in the other post-retirement benefit plans. In addition, the post 65 medical provider options changed resulting in lower premiums for the plans. These gains were partially offset by a decrease in discount rate from the prior measurement. During the year ended December 31, 2022, the recognition of $1.9 million of net non-cash actuarial gains was primarily due to an increase in the discount rates utilized within remeasurement of the Company's defined benefit plans partially offset by unfavorable asset returns. During the year ended December 31, 2021, the recognition of $3.6 million of net non-cash actuarial losses was primarily due to an increase in the discount rates utilized within remeasurement of the Company's defined benefit plans.
The Company made contributions to its U.S. qualified pension plan trusts of $11.0 million, $0.3 million and $2.0 million during the years ended December 31, 2023, 2022, and 2021, respectively.

The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Benefit obligation at beginning of period	$(226.3)	$(297.9)	$(11.7)	$(10.6)
Elkay Merger (1)	—	(0.9)	—	(20.4)
Service cost	(0.1)	(0.1)	—	—
Interest cost	(12.1)	(8.6)	(0.6)	(0.4)
Actuarial (losses) gains	(5.1)	61.3	2.4	1.2
Benefits paid	19.6	19.9	1.4	18.7
Plan participant contributions	—	—	(0.2)	(0.2)
Benefit obligation at end of period	$(224.0)	$(226.3)	$(8.7)	$(11.7)
Plan assets at the beginning of the period	$186.2	$249.9	$—	$—
Elkay Merger (1)	—	0.5	—	—
Actual return on plan assets	17.2	(44.8)	—	—
Contributions	11.4	0.5	1.4	1.4
Benefits paid	(19.6)	(19.9)	(1.4)	(1.4)
Plan assets at end of period	$195.2	$186.2	$—	$—
Funded status of plans	$(28.8)	$(40.1)	$(8.7)	$(11.7)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.3	$0.3	$—	$—
Current liabilities	$(0.3)	$(0.3)	$(1.0)	$(1.3)
Long-term liabilities	(28.8)	(40.1)	(7.7)	(10.4)
Total net funded status	$(28.8)	$(40.1)	$(8.7)	$(11.7)

(1)     In accordance with the terms of the Elkay Merger, the Company paid $17.3 million following the completion of the Elkay Merger to liquidate all remaining obligations associated with one of Elkay's defined benefit plans assumed in the Elkay Merger.
As of December 31, 2023, the Company had pension plans with a combined projected benefit obligation of $224.0 million compared to plan assets of $195.2 million, resulting in an under-funded status of $28.8 million compared to an under-funded status of $40.1 million at December 31, 2022. The Company’s funded status improved during the year ended December 31, 2023 primarily due to the $11.0 million pension plan contribution. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
Amounts included in accumulated other comprehensive loss, net of tax, related to defined benefit plans at December 31, 2023 and December 31, 2022 consist of the following (in millions):

	As of December 31, 2023
	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized actuarial gain	(4.1)	(0.9)	(5.0)
Accumulated other comprehensive income, gross	(4.1)	(0.9)	(5.0)
Deferred income tax provision	1.0	0.2	1.2
Accumulated other comprehensive income, net	$(3.1)	$(0.7)	$(3.8)

	As of December 31, 2022
	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized actuarial loss (gain)	0.4	(0.5)	(0.1)
Accumulated other comprehensive loss (income), gross	0.4	(0.5)	(0.1)
Deferred income tax (benefit) provision	(0.1)	0.1	—
Accumulated other comprehensive loss (income), net	$0.3	$(0.4)	$(0.1)

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
Benefit Obligations:
Discount rate	5.2%	5.6%	3.0%	5.2%	5.6%	2.9%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	5.6%	3.0%	2.7%	5.6%	3.4%	2.4%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Expected return on plan assets	4.3%	4.0%	4.3%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the year ended December 31, 2023 and actual investment allocations at December 31, 2023 and December 31, 2022.

	Plan Assets
	December 31, 2023					December 31, 2022
	Investment Policy (1)			Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	20%	-	40%	30%	30%	40%
Debt securities (including cash and cash equivalents)	55%	-	80%	70%	70%	60%
Other	0%	-	10%	—%	—%	—%
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

The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at December 31, 2023 and December 31, 2022, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 12, Fair Value Measurements.

	December 31, 2023
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$14.9	$—	$—	$—	$14.9
Investment funds
Fixed income funds (2)	—	—	—	123.5	123.5
U.S. equity funds (3)	9.3	—	—	28.8	38.1
International equity funds (3)	—	—	—	16.4	16.4
Balanced funds (3)	—	—	—	2.3	2.3
Total	$24.2	$—	$—	$171.0	$195.2

	December 31, 2022
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at net asset value (1)	Total
Cash and cash equivalents	$3.3	$—	$—	$—	$3.3
Investment funds
Fixed income funds (2)	—	—	—	107.0	107.0
U.S. equity funds (3)	9.1	—	—	42.4	51.5
International equity funds (3)	—	—	—	22.2	22.2
Balanced funds (3)	—	—	—	2.2	2.2
Total	$12.4	$—	$—	$173.8	$186.2
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

Expected benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in millions):

Years Ending December 31:	Pension Benefits	Other Postretirement Benefits
2024	$19.7	$1.0
2025	19.6	1.0
2026	19.3	1.0
2027	19.0	1.0
2028	18.7	0.9
2029 - 2033	86.3	3.7

Pension Plans That Are Not Fully Funded
At December 31, 2023, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $224.0 million, $219.0 million, and $195.2 million, respectively.
At December 31, 2022, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $226.3 million, $224.7 million and $186.2 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 6.5% in 2024 grading down to 5.0% in 2031 and thereafter. The discount rate, compensation rate increase and health care cost trend rate assumptions are determined as of the measurement date.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $4.5 million, $5.9 million and $5.5 million during the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, the Company utilized 201,053 shares of its common stock with a weighted average fair value of $25.06 per share in funding the cost. During the year ended December 31, 2022, the Company utilized 67,025 shares of its common stock with a weighted average fair value of $26.53 per share in funding the cost.
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

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 12, Fair Value Measurements.

	Fair Value as of December 31, 2023
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.1	$—	$—	$0.1
Corporate-owned life insurance policies (2)	—	13.2	—	13.2
Total assets at fair value	$0.1	$13.2	$—	$13.3

Deferred compensation liability at fair value (3):	$14.7	$—	$—	$14.7

	Fair Value as of December 31, 2022
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.2	$—	$—	$0.2
Corporate-owned life insurance policies (2)	—	11.3	—	11.3
Total assets at fair value	$0.2	$11.3	$—	$11.5

Deferred compensation liability at fair value (3):	$12.1	$—	$—	$12.1
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
16. Income Taxes
The provision for income taxes consists of amounts for taxes currently payable, amounts for tax items deferred to future periods; as well as adjustments relating to the Company’s determination of uncertain tax positions, including interest and penalties. The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, capital loss carryforwards, tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of applicable assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain foreign NOL carryforwards and related deferred tax assets, and continues to maintain a partial valuation allowance against certain U.S. state NOL and tax credit carryforwards.
In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 1, 2023, the Financial Accounting Standards Board indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.
Income Tax Provision
The components of the provision for income taxes are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Current:
United States	$36.4	$16.7	$7.2
Non-United States	4.6	1.8	1.0
State and local	7.6	5.4	2.7
Total current	48.6	23.9	10.9
Deferred:
United States	(7.5)	3.4	(8.8)
Non-United States	1.3	0.7	(0.1)
State and local	0.2	(1.2)	0.7
Total deferred	(6.0)	2.9	(8.2)
Provision for income taxes	$42.6	$26.8	$2.7

The provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Provision for income taxes at U.S. federal statutory income tax rate	$30.8	$17.6	$11.0
State and local income taxes, net of federal benefit	5.2	3.4	1.4
Net effects of foreign rate differential	0.9	0.5	(0.2)
Net effects of foreign operations	0.1	—	0.8
Nondeductible acquisition costs	(1.3)	4.2	—
Unrecognized tax benefits, net of federal benefit	0.5	0.2	1.0
Excess tax benefits related to equity compensation	(1.7)	(1.2)	(17.7)
§162(m) compensation limitation	6.2	3.3	5.1
Nondeductible loss on divestiture of asbestos liabilities and certain assets	2.0	—	—
Net changes in valuation allowance	0.5	(0.8)	1.6
Other	(0.6)	(0.4)	(0.3)
Provision for income taxes	$42.6	$26.8	$2.7
The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
United States	$127.6	$74.5	$49.5
Non-United States	19.2	9.3	2.9
Income before income taxes	$146.8	$83.8	$52.4

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Compensation and retirement benefits	$24.5	$20.2
General accruals and reserves	11.3	17.2
Lease liabilities	17.2	10.7
State tax net operating loss and credit carryforwards	13.4	17.3
Federal and state capital loss carryforwards	0.5	17.7
Foreign net operating loss carryforwards	1.0	1.5
Other	2.8	3.9
Total deferred tax assets before valuation allowance	70.7	88.5
Valuation allowance	(12.0)	(32.2)
Total deferred tax assets	58.7	56.3
Deferred tax liabilities:
Property, plant and equipment	23.4	29.0
Lease ROU assets	16.6	10.6
Inventories	17.0	14.9
Intangible assets and goodwill	208.4	220.1
Total deferred tax liabilities	265.4	274.6
Net deferred tax assets (liabilities)	$(206.7)	$(218.3)

Net amount on Consolidated Balance Sheets consists of:
Other assets	$3.3	$3.1
Deferred income taxes	(210.0)	(221.4)
Net long-term deferred tax assets (liabilities)	$(206.7)	$(218.3)
Management has reviewed the deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL and tax credit carryforwards as of December 31, 2023. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, for those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of 15 years. The foreign NOL carryforwards are subject to a twenty-year expiration period.
At December 31, 2023, the Company had approximately $244.7 million of state NOL carryforwards, expiring over various years ending through December 31, 2033. The Company has a tax effected valuation allowance of $8.8 million recorded against the related deferred tax asset. In addition, at December 31, 2023, the Company had approximately $3.7 million of foreign NOL carryforwards, of which there is a recorded tax effected valuation allowance of $1.0 million. The significant decrease in the deferred tax asset relating to federal and state capital loss carryforwards is the result of such credits expiring unutilized. These expiring credits were effectively written off against the full valuation allowance previously recorded by the Company. As such, the majority of the significant decrease in the valuation allowance was the result of this write-off.
No provision has been made for U.S. federal income taxes related to approximately $26.1 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. No additional income tax liability would be expected to result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $1.3 million.
The Company’s total receivable for net accrued income taxes as of December 31, 2023 and 2022 was $13.5 million and $16.0 million, respectively. This net amount is presented in the consolidated balance sheets as income taxes payable (separately disclosed in other current liabilities) of $3.5 million and $2.3 million as of December 31, 2023 and 2022, respectively; and as income taxes receivable in the consolidated balance sheets of $17.0 million and $18.3 million as of December 31, 2023 and 2022, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended December 31, 2023, 2022, and 2021 was $45.7 million, $3.1 million and $57.8 million, respectively.

Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of December 31, 2023 and 2022 was $5.6 million and $5.5 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Balance at beginning of period	$5.4	$5.9
Additions based on tax positions related to the current year	0.1	0.1
Additions for tax positions of prior years	0.1	0.4
Reductions due to lapse of applicable statute of limitations	(0.5)	(1.0)
Balance at end of period	$5.1	$5.4
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits includes $1.1 million and $0.7 million of gross accrued interest and penalties, respectively. The amount of net interest and penalties recorded as income tax expense during the years ended December 31, 2023, 2022, and 2021 was $0.4 million, $0.2 million, and $0.2 million, respectively.
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
17. Commitments and Contingencies
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
On December 15, 2023, Zurn Holdings, Inc. sold all of the equity interests of its direct subsidiary Zurn Industries, together with Zurn Industries’ direct and indirect subsidiaries that primarily held asbestos liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer. In accordance with the terms of the stock sale agreement, a subsidiary of the Company will indemnify the buyer for breaches of representations or warranties, breaches of covenants, and certain other liabilities as long as such liabilities are entirely unrelated to asbestos liabilities or assets. In addition, the buyer will indemnify the Company and its affiliates for breaches of representations or warranties, breaches of covenants, liabilities related to the operation of Zurn Industries’ and buyer’s operations post-closing and all claims arising out of asbestos liabilities and related insurance coverage.
As a result of the transaction, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets sold to the buyer, have been removed from the Company’s consolidated balance sheet effective

December 15, 2023 and the Company no longer has any obligation with respect to pending and future asbestos claims related to the divested entities. As such, the divested entities have been deconsolidated from our 2023 financial results as the Company no longer owns or controls such entities. Therefore, for the period ending December 31, 2023, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets of the divested subsidiaries are no longer reported on the consolidated balance sheet. The Company recorded a loss on the divestiture of asbestos liabilities and certain assets of $11.4 million in the fourth quarter of 2023, including transaction expenses of $2.1 million.
Prior to the stock sale transaction, certain Company subsidiaries were subject to asbestos litigation. As of December 31, 2022, certain Company subsidiaries and numerous other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 7,000 claims. Plaintiffs' claims alleged personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn Elkay's subsidiaries. Those subsidiaries did not manufacture asbestos or asbestos components. Instead, they were purchased from suppliers. These claims were handled pursuant to a defense strategy funded by insurers.
In prior years, the asbestos liability was developed based on actuarial studies and represented the projected indemnity payout for current and future claims. There were inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As of December 31, 2022, the estimated potential liability for the asbestos-related claims described above, as well as the claims expected to be filed in the next ten years, was approximately $79.0 million which was recorded in the reserve for asbestos claims within the consolidated balance sheets.
In prior years, the Company also recorded a receivable from its insurance carriers, which corresponded to the amount of this potential asbestos liability that was covered by available insurance and was determined to be probable of recovery. However, there was no assurance the Company's insurance coverage would ultimately be available or that this asbestos liability would not ultimately exceed the coverage limits. Factors that could cause a decrease in the amount of available coverage or create gaps in coverage include: changes in law governing the policies, potential disputes and settlements with the carriers regarding the scope of coverage, and insolvencies of one or more of the Company's carriers. As of December 31, 2022, management estimated that the available insurance to cover the ten-year estimated potential asbestos-related liabilities was $72.1 million. During the year ended December 31, 2022, the Company recorded $6.9 million for the amount that the estimated potential liability exceeded a gap in the Company's estimated available insurance coverage. This expense was recorded in other income (expense), net within the consolidated statements of operations. During the year ended December 31, 2021, no amounts were recorded in the consolidated statements of operations.
18. Common Stock Repurchases
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the year ended December 31, 2023, the Company repurchased 5.3 million shares of common stock at a total cost of $125.0 million at a weighted average price of $23.66 per share. During the year ended December 31, 2022, the Company repurchased 1.1 million shares of common stock at a total cost of $24.7 million at a weighted average price of $23.00 per share. During the year ended December 31, 2021, the Company repurchased 22.3 thousand shares of common stock at a total cost of $0.9 million at a weighted average price of $39.27 per share. The repurchased shares were canceled by the Company upon receipt. At December 31, 2023, a total of approximately $390.5 million of repurchase authority remained under the Repurchase Program.

19. Subsequent Event
On February 1, 2024, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.08 per share to be paid on March 7, 2024, to stockholders of record as of February 20, 2024.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance and Board of Directors" in the definitive proxy statement for the Company’s annual meeting, to be held on or about May 2, 2024 (the "Proxy Statement"), and from the information under the caption "Information about our Executive Officers" in Part I hereof.
Code of Ethics
We have adopted a written code of ethics, referred to as the Zurn Elkay Code of Business Conduct and Ethics, applicable to all directors, officers and employees, which includes provisions relating to accounting and financial matters applicable to the principal executive officer, principal financial officer and principal accounting officer and controller. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.zurnelkay.com. To obtain a copy, free of charge, please submit a written request to Zurn Elkay Investor Relations, 511 West Freshwater Way, Milwaukee, Wisconsin, 53204. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our corporate website at www.zurnelkay.com or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance and Board of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	3,836,920	$14.67	2,582,322
Equity compensation plans not approved by security holders	None	None	None
Total	3,836,920	$14.67	2,582,322
______________________
(1)Represents options, PSUs and RSUs granted under the Incentive Plan.
(2)The average exercise price excludes PSUs and RSUs.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the sections entitled "Corporate Governance and Board of Directors" and "Certain Relationships and Related Party Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the section entitled "Report of the Audit Committee" and "Auditors" in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended December 31, 2023, 2022, and 2021 consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended December 31, 2023, 2022, and 2021 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31, 2021
Valuation allowance for trade and notes receivable	0.8	0.8	—	(0.4)	1.2
Valuation allowance for income taxes	36.8	1.8	0.8	(4.3)	35.1
Year Ended December 31, 2022
Valuation allowance for trade and notes receivable	1.2	1.0	—	(0.8)	1.4
Valuation allowance for income taxes	35.1	0.1	0.3	(3.3)	32.2
Year Ended December 31, 2023
Valuation allowance for trade and notes receivable	1.4	2.3	—	(0.6)	3.1
Valuation allowance for income taxes	32.2	0.5	—	(20.7)	12.0
______________________
 (1)     Uncollectible amounts, dispositions charged against the accrual and write-off of expiring tax loss carryforwards.

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
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through July 1, 2022	Exhibit 3.2 to the Company's Form 8-K filed July 1, 2022

4.1	Description of Securities		X

10.1(a)
Registration Rights Agreement, dated as of July 1, 2022, by and between Zurn and certain stockholders of Elkay party thereto (includes amendments to the Standstill and Lock-Up Agreements, dated as of February 12, 2022, between the Company and certain former stockholders of Elkay)
Exhibit 10.1 to the Form 8-K filed July 1, 2022

10.1(b)	Form of Standstill and Lock-Up Agreement, dated as of February 12, 2022, by and among Zurn, and the Elkay stockholders party thereto	Exhibit 10.3 to the Company's Form 8-K filed February 14, 2022

10.2	Rexnord Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020

10.3(a)	Zurn Elkay Water Solutions Corporation Performance Incentive Plan, as amended and restated as of July 1, 2022 *	Exhibit 10.3 to the Company's Form 8-K filed July 1, 2022

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 * (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.3(f)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded except with respect to outstanding awards)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(h)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(i)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(k)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(l)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)*	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated December 13, 2018, between Rexnord Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated December 13, 2018

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Rexnord Corporation Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.7	Rexnord Corporation Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Rexnord Corporation Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of February 2024*		X

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

10.11(a)
Fourth Amended and Restated First Lien Credit Agreement, dated as of October 4, 2021, by and among Zurn Holdings, Inc., Zurn LLC, ZBS Global, Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent+
Exhibit 10.2 to the Company's Form 8-K filed on October 5, 2021

10.11(b)
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
Exhibit 10.3 to the Company's Form 8-K filed on October 5, 2021

10.13(a)	Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.1 to the Company's Form 8-K filed February 19, 2021

10.13(b)	Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.2 to the Company's Form 8-K filed February 19, 2021

10.13(c)	Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.3 to the Company's Form 8-K filed February 19, 2021

10.13(d)	Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.4 to the Company's Form 8-K filed February 19, 2021

10.13(e)	Transition Services Agreement, dated as of October 4, 2021, by and among Rexnord Corporation and Land Newco, Inc.+	Exhibit 10.1 to the Company's Form 8-K filed October 5, 2021

10.14	Agreement and General Release, last signed on February 13, 2023, by Rodney Jackson and Zurn Elkay Water Solutions Corporation*	Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer		X

97	Zurn Elkay Water Solutions Executive Compensation Clawback Policy (as amended and restated effective as of October 2, 2023)		X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Inline XBRL data (contained in Exhibit 101)		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	Chairman of the Board and Chief Executive Officer
Date:	February 6, 2024

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

/s/ Todd A. Adams	Chairman of the Board and Chief Executive Officer	February 6, 2024
Todd A. Adams	(Principal Executive Officer)

/s/ Mark W. Peterson	Senior Vice President and Chief Financial Officer	February 6, 2024
Mark W. Peterson	(Principal Financial and Accounting Officer)

/s/ Mark S. Bartlett	Director	February 6, 2024
Mark S. Bartlett

/s/ Jacques Don Butler	Director	February 6, 2024
Jacques Don Butler

/s/ Thomas D. Christopoul	Director	February 6, 2024
Thomas D. Christopoul

/s/ Timothy J. Jahnke	Director	February 6, 2024
Timothy J. Jahnke

/s/ David C. Longren	Director	February 6, 2024
David C. Longren

/s/ Emma McTague	Director	February 6, 2024
Emma McTague

/s/ George C. Moore	Director	February 6, 2024
George C. Moore

/s/ Rosemary Schooler	Director	February 6, 2024
Rosemary Schooler

/s/ Peggy N. Troy	Director	February 6, 2024
Peggy N. Troy