Form 10-Q
period 2024-03-31
Zurn Elkay Water Solutions Corp
filed 2024-04-23
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	172,696,845 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2023, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$157.1	$136.7
Receivables, net	222.9	210.2
Inventories, net	286.6	277.6
Income taxes receivable	7.6	17.0
Other current assets	22.3	26.3
Total current assets	696.5	667.8
Property, plant and equipment, net	171.5	180.3
Intangible assets, net	937.2	952.4
Goodwill	794.3	796.0
Other assets	64.7	70.5
Total assets	$2,664.2	$2,667.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.9	$0.9
Trade payables	70.2	56.4
Compensation and benefits	15.2	30.5
Current portion of pension and postretirement benefit obligations	1.3	1.3
Other current liabilities	123.0	131.8
Total current liabilities	210.6	220.9

Long-term debt	494.5	494.4
Pension and postretirement benefit obligations	37.4	36.6
Deferred income taxes	209.2	210.0
Operating lease liability	34.7	37.3
Other liabilities	63.9	65.0
Total liabilities	1,050.3	1,064.2

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 172,868,217 at March 31, 2024 and 172,262,163 at December 31, 2023	1.7	1.7
Additional paid-in capital	2,845.2	2,847.0
Retained deficit	(1,162.8)	(1,178.2)
Accumulated other comprehensive loss	(70.2)	(67.7)
Total stockholders' equity	1,613.9	1,602.8
Total liabilities and stockholders' equity	$2,664.2	$2,667.0
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net sales	$373.8	$372.1
Cost of sales	203.7	223.3
Gross profit	170.1	148.8
Selling, general and administrative expenses	95.9	88.5
Restructuring and other similar charges	6.3	1.9
Amortization of intangible assets	14.7	14.7
Income from operations	53.2	43.7
Non-operating expense:
Interest expense, net	(8.8)	(9.6)
Other expense, net	(1.4)	(2.4)
Income before income taxes	43.0	31.7
Provision for income taxes	(9.0)	(9.1)
Net income from continuing operations	34.0	22.6
Income from discontinued operations, net of tax	0.3	0.2
Net income	$34.3	$22.8

Basic net income per share:
Continuing operations	$0.20	$0.13
Net income	$0.20	$0.13
Diluted net income per share:
Continuing operations	$0.19	$0.13
Net income	$0.19	$0.13
Weighted-average number of shares outstanding (in thousands):
Basic	173,009	176,416
Effect of dilutive equity awards	2,670	1,969
Diluted	175,679	178,385

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$34.3	$22.8
Other comprehensive loss:
Foreign currency translation adjustments	(2.5)	(0.1)
Other comprehensive loss, net of tax	(2.5)	(0.1)
Total comprehensive income	$31.8	$22.7

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities
Net income	$34.3	$22.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6.9	8.1
Amortization of intangible assets	14.7	14.7
Non-cash restructuring charges	5.2	—
Loss on dispositions of long-lived assets	0.2	—
Deferred income taxes	(0.8)	0.9
Other non-cash expenses	1.3	0.3
Stock-based compensation expense	10.0	10.3
Changes in operating assets and liabilities:
Receivables, net	(13.1)	(3.2)
Inventories	(9.3)	(4.2)
Other assets	16.8	12.4
Accounts payable	13.9	(33.0)
Accruals and other	(26.2)	(24.1)
Cash provided by operating activities	53.9	5.0

Investing activities
Expenditures for property, plant and equipment	(3.7)	(5.2)
Proceeds from dispositions of long-lived assets	1.6	—
Cash used for investing activities	(2.1)	(5.2)

Financing activities
Proceeds from borrowings of debt	—	13.0
Repayments of debt	(0.2)	(14.6)
Proceeds from exercise of stock options	2.1	0.6
Repurchase of common stock	(18.9)	(37.0)
Payment of common stock dividends	(13.9)	(12.3)
Cash used for financing activities	(30.9)	(50.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.5
Increase (decrease) in cash, cash equivalents and restricted cash	20.4	(50.0)
Cash, cash equivalents and restricted cash at beginning of period	136.7	124.8
Cash, cash equivalents and restricted cash at end of period	$157.1	$74.8

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Elkay Merger
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
The Company
Zurn Elkay is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, hydration, human safety and the environment. The Company's product portfolio includes professional grade water safety and control products, flow systems products, hygienic and environmental products, and filtered drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. The Company's heritage of innovation and specification has allowed it to provide highly-engineered, mission-critical solutions to customers for decades and affords it the privilege of having long-term, valued relationships with market leaders. The Company operates in a disciplined way and the Zurn Elkay Business System (“ZEBS”) is its operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of its business.
Reclassifications
Certain prior year amounts have been reclassified to conform to the presentation used for the three months ended March 31, 2024.
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
2. Acquisition
Elkay Merger
On July 1, 2022, the Company completed the Elkay Merger for a purchase price (after final purchase price adjustments) of $1,457.8 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements the Company's existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, the Company issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the first quarter of 2023, we completed the final price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned to the Company were canceled upon receipt.
In accordance with the merger agreement, at closing the Company increased the size of its Board of Directors to eleven members and appointed two directors designated by Elkay. As of March 31, 2024, the Board of Directors consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes.
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
3. Restructuring and Other Similar Charges
During the three months ended March 31, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three months ended March 31, 2024 and March 31, 2023, (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Employee termination benefits	$0.2	$0.9
Contract termination and other associated costs	6.1	1.0
Total restructuring and other similar charges	$6.3	$1.9

The following table summarizes the activity in the Company's restructuring accrual for the three months ended March 31, 2024 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2023 (1)	$0.7	$0.6	$1.3
Charges	0.2	6.1	6.3
Cash payments	(0.6)	(0.7)	(1.3)
Non-cash charges (2)	—	(5.2)	(5.2)
Accrued restructuring costs, March 31, 2024 (1)	$0.3	$0.8	$1.1
____________________
(1)As of March 31, 2024 and December 31, 2023, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist primarily of asset impairments based on Level 3 inputs.

4. Discontinued Operations

On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the three months ended March 31, 2024 and March 31, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023, are as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Income from discontinued operations before income tax	—	—
Income tax benefit	0.3	0.2
Income from discontinued operations, net of tax	$0.3	$0.2

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

	Three Months Ended
Customer Type	March 31, 2024	March 31, 2023
Institutional	$178.3	$167.9
Commercial	106.8	110.7
All other	88.7	93.5
Total	$373.8	$372.1

	Three Months Ended
Geography	March 31, 2024	March 31, 2023
United States	$341.2	$344.5
Canada	21.1	18.2
Rest of world	11.5	9.4
Total	$373.8	$372.1
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of March 31, 2024 and December 31, 2023 were not material.
Backlog
The Company had backlog of $50.4 million as of March 31, 2024, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 99% of the backlog in the remaining nine months of the year ending December 31, 2024, and the remaining approximately 1% in 2025 and beyond.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of March 31, 2024 and December 31, 2023, the contract assets capitalized, as well as amortization recognized in the three months ended March 31, 2024 and March 31, 2023, are not significant and no impairment losses were recognized.
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
In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On December 20, 2022, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. On February 1, 2023, the Financial Accounting Standards Board indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules. As of March 31, 2024, the Company has determined that no accrual is currently required for Top-Up Taxes.
The Company regularly reviews its deferred tax assets for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences, as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for the purpose of determining the proper balances of such valuation allowances. As a result of this review, the Company continues to maintain a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain foreign NOL carryforwards and related deferred tax assets and continues to maintain a partial valuation allowance against certain U.S. state NOL and tax credit carryforwards. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could impact the financial statements for such period of change.
The income tax provision was $9.0 million for the three months ended March 31, 2024, compared to $9.1 million for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was 20.9% versus 28.7% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was slightly below the U.S. federal statutory rate of 21% primarily as the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, was effectively offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the three months ended March 31, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.

The Company’s total liability for net unrecognized tax benefits as of March 31, 2024 and December 31, 2023 was $3.5 million and $5.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of March 31, 2024 and December 31, 2023, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.7 million and $1.1 million, respectively. The Company recognized $(0.3) million and $0.1 million of net interest and penalties as income tax (benefit) expense during the three months ended March 31, 2024 and March 31, 2023, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. In accordance with the terms of the sale agreement relating to a group of certain previously owned legal entities (the parent of which was VAG Holding GbmH, “VAG”), the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ending prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2020. Similarly, in accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off. There are currently a number of ongoing tax examinations being conducted by the applicable tax authorities in Germany with respect to certain PMC entities. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to December 31, 2020, state and local income tax examinations for years ending prior to March 31, 2020 or significant foreign income tax examinations for years ending prior to March 31, 2019.
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
The computation for diluted net income per share for the three months ended March 31, 2024 and March 31, 2023 excludes 0.5 million and 1.2 million shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Total comprehensive income	—	—	22.8	(0.1)	22.7
Stock-based compensation expense	—	11.2	—	—	11.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Repurchase of common stock	—	—	(37.0)	—	(37.0)
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock issued to fund defined contribution plans	—	0.8	—	—	0.8
Common stock dividends ($0.07 per share)	—	(8.7)	—	—	(8.7)
Balance at March 31, 2023	$1.8	$2,851.9	$(1,179.1)	$(75.1)	$1,599.5

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Total comprehensive income	—	—	34.3	(2.5)	31.8
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(18.9)	—	(18.9)
Common stock dividends ($0.08 per share)	—	(13.9)	—	—	(13.9)
Balance at March 31, 2024	$1.7	$2,845.2	$(1,162.8)	$(70.2)	$1,613.9
____________________
(1)During the three months ended March 31, 2024 and March 31, 2023, the Company issued 1,226,898 and 156,319 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
(2)During the three months ended March 31, 2023, 186,020 of the shares issued at closing of the Elkay Merger were returned to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned to the Company were canceled upon receipt. Refer to Note 2, Acquisition for additional information.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended March 31, 2024, the Company repurchased 620,844 shares of common stock at a total cost of $18.9 million at a weighted average price of $30.41 per share. During the three months ended March 31, 2023, the Company repurchased 1,682,756 shares of common stock at a total cost of $37.0 million at a weighted average price of $21.99 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $371.6 million of the existing authority remained under the Repurchase Program at March 31, 2024.

9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2023	$(71.5)	$3.8	$(67.7)
Other comprehensive income before reclassifications	(2.5)	—	(2.5)
Net current period other comprehensive income	(2.5)	—	(2.5)
Balance at March 31, 2024	$(74.0)	$3.8	$(70.2)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2024 and 2023.

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31, 2024	December 31, 2023
Finished goods	$233.3	$224.8
Work in progress	8.9	11.5
Raw materials	50.6	48.8
Inventories at First-in, First-Out ("FIFO") cost	292.8	285.1
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(6.2)	(7.5)
	$286.6	$277.6

11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the three months ended March 31, 2024, are presented below (in millions):

Net carrying amount as of December 31, 2023	$796.0
Currency translation adjustments	(1.7)
Net carrying amount as of March 31, 2024	$794.3
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2024 and December 31, 2023 are as follows (in millions):

		March 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.6	$(22.8)	$3.8
Customer relationships (including distribution network)	16 years	1,069.5	(361.3)	708.2
Tradenames	19 years	156.8	(18.7)	138.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.0	$(402.8)	$937.2

		December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.4	$(22.8)	$3.6
Customer relationships (including distribution network)	16 years	1,070.4	(348.8)	721.6
Tradenames	19 years	156.8	(16.7)	140.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.7	$(388.3)	$952.4
Intangible asset amortization expense totaled $14.7 million and $14.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.7 million in the year ending December 31, 2024 (inclusive of the $14.7 million of amortization expense recognized in the three months ended March 31, 2024), $58.7 million in 2025, $58.5 million in 2026, $58.5 million in 2027, $58.5 million in 2028 and $58.5 million in 2029.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2024	December 31, 2023
Commissions	$11.2	$8.6
Current portion of operating lease liability	10.2	10.6
Income taxes payable	3.4	3.5
Professional fees	1.1	0.6
Product warranty (1)	4.7	4.7
Restructuring and other similar charges (2)	1.1	1.3
Risk management (3)	5.6	5.2
Sales rebates	61.3	70.8
Tax indemnities	13.6	13.8
Taxes, other than income taxes	3.0	3.7
Other	7.8	9.0
	$123.0	$131.8
____________________
(1)See more information related to the product warranty obligations balance within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations balance within Note 3, Restructuring and Other Similar Charges.
(3)Includes projected liabilities related to losses arising from automobile, general, environmental, and product liability claims.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2024	December 31, 2023
Term loan (1)	$473.9	$473.6
Finance leases	21.5	21.7
Total	495.4	495.3
Less current maturities	0.9	0.9
Long-term debt	$494.5	$494.4
____________________
(1)Includes unamortized debt issuance costs of $6.4 million and $6.8 million at March 31, 2024 and December 31, 2023, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2024, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.

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
In October 2023, the Company made a voluntary prepayment on its Term Loan of $60.0 million. In connection with this prepayment, the Company recognized a $0.9 million loss on debt extinguishment to write off a portion of the unamortized debt issuance costs.
The Term Loan has a maturity date of October 4, 2028. In connection with the voluntary prepayment of $60.0 million, quarterly principal payments are no longer required.
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.06 to 1.00 as of March 31, 2024, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At March 31, 2024 and for the three months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 7.41% and 7.45%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 1.06 to 1.00 as of March 31, 2024. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At March 31, 2024 and December 31, 2023, there were no amounts borrowed under the Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, $11.2 million and $11.0 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
Finance Leases
At March 31, 2024 and December 31, 2023, the Company had finance lease obligations of $21.5 million and $21.7 million, respectively.
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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in millions):

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.8	$14.1	$—	$14.9
Deferred compensation plan liabilities	16.8	—	—	16.8

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.1	$13.2	$—	$13.3
Deferred compensation plan liabilities	14.7	—	—	14.7
There were no transfers of assets between levels at March 31, 2024 and December 31, 2023, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2024 and December 31, 2023, due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2024 and December 31, 2023, was approximately $503.7 million and $503.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of period	$4.7	$4.2
Charged to operations	0.4	0.5
Claims settled	(0.4)	(0.7)
Balance at end of period	$4.7	$4.0
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
16. Retirement Benefits
The components of net periodic (benefit) cost are as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Pension Benefits:
Interest cost	$2.8	$3.0
Expected return on plan assets	(1.9)	(1.9)
Net periodic cost (benefit)	$0.9	$1.1
Other Postretirement Benefits:
Interest cost	$0.1	$0.2
Net periodic cost	$0.1	$0.2
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
During the three months ended March 31, 2024, the Company did not make any contributions to its U.S. qualified pension plan trusts. During the three months ended March 31, 2023, the Company made contributions of $0.1 million to its U.S. qualified pension plan trusts.
See Note 15, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding retirement benefits.
17. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $10.0 million and $10.3 million of stock-based compensation expense, respectively.
During the three months ended March 31, 2024, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	88,935	$11.39
Restricted stock units	149,072	$30.87
Performance stock units	516,640	$34.02
Common stock	48,098	$33.47
See Note 14, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information regarding stock-based compensation.

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
Zurn Elkay Water Solutions Corporation is a growth-oriented, pure-play water management business that designs, procures, manufactures, and markets what we believe to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, hydration, human safety and the environment. Our product portfolio includes professional grade water safety and control products, flow systems products, hygienic and environmental products, and filtered drinking water products for public and private spaces that deliver superior value to building owners, positively impact the environment and human hygiene and reduce product installation time. Zurn Elkay's heritage of innovation and specification has allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. We operate in a disciplined way and the Zurn Elkay Business System (“ZEBS”) is our operating philosophy. Grounded in the spirit of continuous improvement, ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business.
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2023 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of March 31, 2024, and during the period from January 1, 2024 through March 31, 2024, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Divestiture of Asbestos Liabilities and Certain Assets
On December 15, 2023, Zurn Holdings, Inc. (“Holdings”) sold all of the equity interests of its direct subsidiary Zurn Industries, LLC (“Zurn Industries”), together with Zurn Industries’ direct and indirect subsidiaries that primarily held asbestos liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer (“Sale Transaction”). As a result of the Sale Transaction, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets sold to the buyer, have been removed from the Company’s consolidated balance sheet effective December 15, 2023 and the Company no longer has any obligation with respect to pending and future asbestos claims related to the divested entities. A loss on the divestiture of asbestos liabilities and certain assets of $11.4 million was recognized in the consolidated statements of operations for the twelve months ended December 31, 2023. See Item 1, Note 15, Commitments and Contingencies for additional information on this divestiture.

Acquisitions
On July 1, 2022, we completed the Elkay Merger for a purchase price (after final purchase price adjustments) of $1,457.8 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements our existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, we issued 51,564,524 shares of common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the first quarter of 2023, we completed the final price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares we issued at closing as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned were canceled upon receipt. As of June 30, 2023, the measurement period was complete. Our results of operations include Elkay subsequent to the Merger date. See Item 1, Note 2, Acquisition for additional information on the Elkay Merger.
Spin-Off of Process & Motion Control Segment
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the period ended March 31, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023, are as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Income from discontinued operations before income tax	—	—
Income tax benefit	0.3	0.2
Income from discontinued operations, net of tax	$0.3	$0.2
See Item 1, Note 4, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three months ended March 31, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three months ended March 31, 2024, restructuring charges totaled $6.3 million. For the three months ended March 31, 2023, restructuring charges totaled $1.9 million. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended March 31, 2024 compared with the Three Months Ended March 31, 2023:
Net sales
(Dollars in Millions)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Net sales	$373.8	$372.1	$1.7	0.5%
Net sales were $373.8 million and $372.1 million during the three months ended March 31, 2024 and March 31, 2023, respectively. Core sales were flat year over year as core sales growth across nearly all product categories was offset by the 400 basis point impact from the planned exit of certain residential sink products.
Income from operations
(Dollars in Millions)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Income from operations	$53.2	$43.7	$9.5	21.7%
% of net sales	14.2%	11.7%	2.5%
During the three months ended March 31, 2024, income from operations was $53.2 million compared to $43.7 million during the three months ended March 31, 2023. Income from operations as a percentage of net sales increased by 250 basis points year over year due to the benefits resulting from productivity synergies and restructuring actions related to the Elkay Merger, as well as lower material and transportation costs, partially offset by higher restructuring expense year over year.
Interest expense, net
Interest expense, net was $8.8 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023. The decrease in interest expense, net as compared to the prior year period is due to interest earned on higher cash balances.
Other expense, net
Other expense, net for the three months ended March 31, 2024, was $1.4 million compared to other expense of $2.4 million for the three months ended March 31, 2023. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by changes in foreign currency rates.
Provision for income taxes
The income tax provision was $9.0 million for the three months ended March 31, 2024, compared to $9.1 million for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was 20.9% versus 28.7% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was slightly below the U.S. federal statutory rate of 21% primarily as the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, was effectively offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the three months ended March 31, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
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

Net income
Net income for the three months ended March 31, 2024, was $34.3 million compared to net income of $22.8 million for the three months ended March 31, 2023. Diluted net income per share for the three months ended March 31, 2024 and March 31, 2023, was $0.19 and $0.13, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.3 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023. Diluted net income per share from discontinued operations for both the three months ended March 31, 2024 and March 31, 2023, was $0.00.

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

Adjusted EBITDA
Adjusted EBITDA is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a Net First Lien Leverage Ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). "Adjusted EBITDA" is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table in the "Covenant Compliance" section. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. It is also provided to aid investors in understanding our compliance with our debt covenants. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
In addition, certain of these expenses added back in calculating Adjusted EBITDA can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA in the "Covenant Compliance" section below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate incurring to realize cost savings before such savings have occurred.
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2024, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the three months ended March 31, 2024, we reported net income of $34.3 million and Adjusted EBITDA for the same period of $90.0 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. As of March 31, 2024, our Net First Lien Leverage Ratio was 1.06 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended March 31, 2023	Twelve months ended December 31, 2023	Three months ended March 31, 2024	Twelve months ended March 31, 2024
Net income	$22.8	$112.7	$34.3	$124.2
Income from discontinued operations, net of tax (1)	(0.2)	(8.5)	(0.3)	(8.6)
Provision for income taxes	9.1	42.6	9.0	42.5
Actuarial gain on pension and postretirement benefit obligations	—	(2.0)	—	(2.0)
Other expense, net (2)	2.4	7.2	1.4	6.2
Loss on the extinguishment of debt	—	0.9	—	0.9
Interest expense	9.6	38.5	8.8	37.7
Depreciation and amortization	22.8	87.9	21.6	86.7
EBITDA	66.5	279.3	74.8	287.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	1.9	15.3	6.3	19.7
Stock-based compensation expense	10.3	40.0	10.0	39.7
Last-in first-out ("LIFO") adjustments (4)	(6.3)	(6.5)	(1.3)	(1.5)
Loss on divestiture of asbestos liabilities and certain assets (5)	—	11.4	—	11.4
Other, net (6)	—	—	0.2	0.2
Subtotal of adjustments to EBITDA	5.9	60.2	15.2	69.5
Adjusted EBITDA	$72.4	$339.5	$90.0	$357.1
Consolidated indebtedness (7)				$380.1
Net First Lien Leverage Ratio (8)				1.06
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
(6)Other, net consists of gains and losses on the disposition of long-lived assets per the credit agreement.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $115.3 million (as defined by the credit agreement) at March 31, 2024.
(8)Our credit agreement defines the Net First Lien Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $200.0 million under our revolving credit facility.
As of March 31, 2024, we had $157.1 million of cash and cash equivalents and $188.8 million of additional borrowing capacity. As of March 31, 2024, the available borrowings under our credit facility were reduced by $11.2 million due to outstanding letters of credit. As of December 31, 2023, we had $136.7 million of cash and cash equivalents and $189.0 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2023, the available borrowings under our credit facility were reduced by $11.0 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $53.9 million and $5.0 million during the three months ended March 31, 2024 and 2023, respectively. The change in year-over-year operating cash flows was primarily the result of a lower use of cash for trade working capital and an increase in net income during the three months ended March 31, 2024.
Cash used for investing activities was $2.1 million during the three months ended March 31, 2024 and $5.2 million during the three months ended March 31, 2023. Investing activities during the three months ended March 31, 2024, consisted of $3.7 million of capital expenditures, which were partially offset by $1.6 million from the sale of certain long-lived assets. Investing activities during the three months ended March 31, 2023, consisted of $5.2 million of capital expenditures.
Cash used for financing activities was $30.9 million during the three months ended March 31, 2024, compared to $50.3 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, we utilized $0.2 million of cash for payments on finance leases, $18.9 million to repurchase outstanding shares of our common stock and $13.9 million for the payment of common stock dividends, which was partially offset by $2.1 million of proceeds from the exercise of stock options. During the three months ended March 31, 2023, we utilized a net $1.6 million of cash for payments on outstanding debt, $37.0 million to repurchase outstanding shares of our common stock, and $12.3 million for the payment of common stock dividends, which was partially offset by $0.6 million of proceeds from the exercise of stock options.
Indebtedness
As of March 31, 2024, we had $495.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2024	Current Maturities of Debt	Long-term Portion
Term loan (1)	$473.9	$—	$473.9
Finance leases	21.5	0.9	20.6
Total	$495.4	$0.9	$494.5
___________________________________________
(1)Includes unamortized original issue discount and debt issuance costs of $6.4 million at March 31, 2024.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of March 31, 2024, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended March 31, 2024, the Company repurchased 620,844 shares of common stock at a total cost of $18.9 million at a weighted average price of $30.41 per share. The repurchased shares were canceled by the Company upon receipt. The remaining repurchase authority under the Repurchase Program at March 31, 2024 was $371.6 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
January 1 - January 31, 2024	267,319	$28.59	267,319	$382,808,467
February 1 - February 29, 2024	49,626	$30.86	49,626	$381,276,029
March 1 - March 31, 2024	303,899	$31.93	303,899	$371,567,092
Total/Average	620,844	$30.41	620,844

ITEM  5.    OTHER INFORMATION
Our directors and officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the three months ended March 31, 2024, the following directors or officers adopted, modified, or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408(a) of Regulation S-K of the Exchange Act):
•Timothy J. Jahnke, Director, adopted a new written trading plan on February 14, 2024. The plan's maximum duration is until February 28, 2025. The first trade will not occur until May 14, 2024, at the earliest. The trading plan is intended to permit Mr. Jahnke to sell 80,000 of his shares held.
No other directors or officers of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" during the three months ended March 31, 2024.

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
*Incorporated by reference to exhibit 10.9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	April 23, 2024	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer