Form 10-Q
period 2024-06-30
Zurn Elkay Water Solutions Corp
filed 2024-07-30
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2024
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	170,928,495 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$162.7	$136.7
Receivables, net	240.1	210.2
Inventories, net	276.2	277.6
Income taxes receivable	0.7	17.0
Other current assets	43.5	26.3
Total current assets	723.2	667.8
Property, plant and equipment, net	168.5	180.3
Intangible assets, net	922.3	952.4
Goodwill	795.1	796.0
Other assets	72.4	70.5
Total assets	$2,681.5	$2,667.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.9	$0.9
Trade payables	77.9	56.4
Compensation and benefits	26.2	30.5
Current portion of pension and postretirement benefit obligations	1.3	1.3
Other current liabilities	148.8	131.8
Total current liabilities	255.1	220.9

Long-term debt	494.6	494.4
Pension and postretirement benefit obligations	38.1	36.6
Deferred income taxes	197.0	210.0
Operating lease liability	39.0	37.3
Other liabilities	63.3	65.0
Total liabilities	1,087.1	1,064.2

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 171,097,696 at June 30, 2024 and 172,262,163 at December 31, 2023	1.7	1.7
Additional paid-in capital	2,842.5	2,847.0
Retained deficit	(1,178.1)	(1,178.2)
Accumulated other comprehensive loss	(71.7)	(67.7)
Total stockholders' equity	1,594.4	1,602.8
Total liabilities and stockholders' equity	$2,681.5	$2,667.0
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$412.0	$403.2	$785.8	$775.3
Cost of sales	225.7	229.7	429.4	453.0
Gross profit	186.3	173.5	356.4	322.3
Selling, general and administrative expenses	98.9	96.3	194.8	184.8
Restructuring and other similar charges	0.7	7.8	7.0	9.7
Amortization of intangible assets	14.8	14.6	29.5	29.3
Income from operations	71.9	54.8	125.1	98.5
Non-operating expense:
Interest expense, net	(8.5)	(10.3)	(17.3)	(19.9)
Other income (expense), net	(1.6)	1.6	(3.0)	(0.8)
Income before income taxes	61.8	46.1	104.8	77.8
Provision for income taxes	(16.5)	(13.2)	(25.5)	(22.3)
Net income from continuing operations	45.3	32.9	79.3	55.5
Income from discontinued operations, net of tax	0.7	1.7	1.0	1.9
Net income	$46.0	$34.6	$80.3	$57.4

Basic net income per share:
Continuing operations	$0.26	$0.19	$0.46	$0.32
Discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income	$0.27	$0.20	$0.47	$0.33
Diluted net income per share:
Continuing operations	$0.26	$0.19	$0.45	$0.31
Discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income	$0.27	$0.20	$0.46	$0.32
Weighted-average number of shares outstanding (in thousands):
Basic	172,627	174,260	172,818	175,333
Effect of dilutive equity awards	2,376	2,221	2,738	2,365
Diluted	175,003	176,481	175,556	177,698

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$46.0	$34.6	$80.3	$57.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.5)	3.6	(4.0)	3.5
Other comprehensive income (loss), net of tax	(1.5)	3.6	(4.0)	3.5
Total comprehensive income	$44.5	$38.2	$76.3	$60.9

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities
Net income	$80.3	$57.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13.8	15.3
Amortization of intangible assets	29.5	29.3
Non-cash restructuring charges	5.2	2.5
Loss on dispositions of long-lived assets	0.4	—
Deferred income taxes	(13.0)	(1.6)
Other non-cash expenses	2.3	0.3
Stock-based compensation expense	19.4	20.5
Changes in operating assets and liabilities:
Receivables, net	(30.6)	(22.2)
Inventories	0.4	28.8
Other assets	2.0	13.6
Accounts payable	21.8	(50.6)
Accruals and other	7.5	(1.1)
Cash provided by operating activities	139.0	92.2

Investing activities
Expenditures for property, plant and equipment	(8.6)	(11.1)
Proceeds from dispositions of long-lived assets	1.6	0.3
Proceeds from insurance claims	—	9.0
Cash used for investing activities	(7.0)	(1.8)

Financing activities
Proceeds from borrowings of debt	—	13.0
Repayments of debt	(0.4)	(16.1)
Proceeds from exercise of stock options	3.8	1.2
Repurchase of common stock	(79.9)	(87.1)
Payment of common stock dividends	(27.7)	(24.5)
Cash used for financing activities	(104.2)	(113.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	1.3
Increase (decrease) in cash, cash equivalents and restricted cash	26.0	(21.8)
Cash, cash equivalents and restricted cash at beginning of period	136.7	124.8
Cash, cash equivalents and restricted cash at end of period	$162.7	$103.0

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
Divestiture of Asbestos Liabilities and Certain Assets
On December 15, 2023, Zurn Holdings, Inc. (“Holdings”) sold all of the equity interests of its direct subsidiary Zurn Industries, LLC (“Zurn Industries”), together with Zurn Industries’ direct and indirect subsidiaries that primarily held asbestos liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer (“Sale Transaction”). As a result of the Sale Transaction, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets sold to the buyer, have been removed from the Company’s consolidated balance sheet effective December 15, 2023 and the Company no longer has any obligation with respect to pending and future asbestos claims related to the divested entities. A loss on the divestiture of asbestos liabilities and certain assets of $11.4 million was recognized in the consolidated statements of operations for the twelve months ended December 31, 2023. See Note 15, Commitments and Contingencies, for additional information on the Sale Transaction.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the presentation used for the six months ended June 30, 2024.
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
In accordance with the merger agreement, at closing the Company increased the size of its Board of Directors to eleven members and appointed two directors designated by Elkay. As of June 30, 2024, the Board of Directors consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which were measured at estimated fair value as of the date of the business combination. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes.
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
3. Restructuring and Other Similar Charges
During the three and six months ended June 30, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and six months ended June 30, 2024 and June 30, 2023, (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Employee termination benefits	$0.2	$2.0	$0.4	$2.9
Contract termination and other associated costs	0.5	5.8	6.6	6.8
Total restructuring and other similar charges	$0.7	$7.8	$7.0	$9.7

The following table summarizes the activity in the Company's restructuring accrual for the six months ended June 30, 2024 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2023 (1)	$0.7	$0.6	$1.3
Charges	0.4	6.6	7.0
Cash payments	(1.1)	(1.7)	(2.8)
Non-cash charges (2)	—	(5.2)	(5.2)
Accrued restructuring costs, June 30, 2024 (1)	$—	$0.3	$0.3
____________________
(1)As of June 30, 2024 and December 31, 2023, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist primarily of asset impairments based on Level 3 inputs.

4. Discontinued Operations

On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the six months ended June 30, 2024 and June 30, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Selling, general and administrative (expenses)/income (1)	$0.7	$1.8	$0.7	$1.8
Income from discontinued operations before income tax	0.7	1.8	0.7	1.8

Income tax (expense) benefit	—	(0.1)	0.3	0.1
Income from discontinued operations, net of tax	$0.7	$1.7	$1.0	$1.9
(1)Selling, general and administrative (expenses)/income include the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.

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

	Three Months Ended		Six Months Ended
Customer Type	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Institutional	$196.1	$178.4	$374.4	$351.7
Commercial	118.1	118.6	224.9	223.9
All other	97.8	106.2	186.5	199.7
Total	$412.0	$403.2	$785.8	$775.3

	Three Months Ended		Six Months Ended
Geography	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
United States	$378.3	$371.6	$719.5	$716.1
Canada	23.8	19.9	44.9	38.1
Rest of world	9.9	11.7	21.4	21.1
Total	$412.0	$403.2	$785.8	$775.3
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of June 30, 2024 and December 31, 2023 were not material.
Backlog
The Company had backlog of $59.6 million as of June 30, 2024, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 99% of the backlog in the remaining six months of the year ending December 31, 2024, and the remaining approximately 1% in 2025 and beyond.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of June 30, 2024 and December 31, 2023, the contract assets capitalized, as well as amortization recognized in the three and six months ended June 30, 2024 and June 30, 2023, are not significant and no impairment losses were recognized.
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
In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On December 20, 2022, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. On February 1, 2023, the Financial Accounting Standards Board indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules. As of June 30, 2024, the Company has determined that no accrual is currently required for Top-Up Taxes.
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
The income tax provision was $16.5 million for the three months ended June 30, 2024, compared to $13.2 million for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 was 26.7% versus 28.6% for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 and the three months ended June 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.

The income tax provision was $25.5 million for the six months ended June 30, 2024, compared to $22.3 million for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was 24.3% versus 28.7% for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the six months ended June 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of June 30, 2024 and December 31, 2023 was $3.6 million and $5.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2024 and December 31, 2023, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.8 million and $1.1 million, respectively. The Company recognized $(0.2) million and $0.2 million of net interest and penalties as income tax (benefit) expense during the six months ended June 30, 2024 and June 30, 2023, respectively.
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
The computation for diluted net income per share for the three and six months ended June 30, 2024 excludes 0.5 million and 0.3 million shares due to their anti-dilutive effects, respectively. The computation for diluted net income per share for the three and six months ended June 30, 2023 excludes 0.4 million shares and 0.4 million shares due to their anti-dilutive effects, respectively.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Total comprehensive income	—	—	22.8	(0.1)	22.7
Stock-based compensation expense	—	11.2	—	—	11.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Repurchase of common stock	—	—	(37.0)	—	(37.0)
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock issued to fund defined contribution plans	—	0.8	—	—	0.8
Common stock dividends ($0.07 per share)	—	(8.7)	—	—	(8.7)
Balance at March 31, 2023	$1.8	$2,851.9	$(1,179.1)	$(75.1)	$1,599.5
Total comprehensive income	—	—	34.6	3.6	38.2
Stock-based compensation expense	—	10.2	—	—	10.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Repurchase of common stock	(0.1)	—	(50.8)	—	(50.9)
Common stock dividends ($0.07 per share)	—	(9.0)	—	—	(9.0)
Balance at June 30, 2023	$1.7	$2,853.7	$(1,195.3)	$(71.5)	$1,588.6

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Total comprehensive income	—	—	34.3	(2.5)	31.8
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(18.9)	—	(18.9)
Common stock dividends ($0.08 per share)	—	(13.9)	—	—	(13.9)
Balance at March 31, 2024	$1.7	$2,845.2	$(1,162.8)	$(70.2)	$1,613.9
Total comprehensive income	—	—	46.0	(1.5)	44.5
Stock-based compensation expense	—	9.4	—	—	9.4
Proceeds from exercise of stock options	—	1.7	—	—	1.7
Repurchase of common stock	—	—	(61.3)	—	(61.3)
Common stock dividends ($0.08 per share)	—	(13.8)	—	—	(13.8)
Balance at June 30, 2024	$1.7	$2,842.5	$(1,178.1)	$(71.7)	$1,594.4
____________________
(1)During the three and six months ended June 30, 2024, the Company issued 171,495 and 1,398,393 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively. During the three and six months ended June 30, 2023, the Company issued 170,917 and 327,236 shares of common stock, upon the exercise of stock options, vesting of restricted stock units, and for other common stock issuances, respectively.
(2)During the six months ended June 30, 2023, 186,020 of the shares issued at closing of the Elkay Merger were returned to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned to the Company were canceled upon receipt. Refer to Note 2, Acquisition for additional information.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended June 30, 2024, the Company repurchased 1,942,016 shares of common stock at a total cost of $61.0 million at a weighted average price of $31.38 per share. During the six months ended June 30, 2024, the Company repurchased 2,562,860 shares of common stock at a total cost of $79.9 million at a weighted average price of $31.15 per share. During the three months ended June 30, 2023, the Company repurchased 2,307,113 shares of common stock at a total cost of $50.1 million at a weighted average price of $21.67 per share. During the six months ended June 30, 2023, the Company repurchased 3,989,869 shares of common stock at a total cost of $87.1 million at a weighted average price of $21.81 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $310.6 million of the existing authority remained under the Repurchase Program at June 30, 2024.
9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2024, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2023	$(71.5)	$3.8	$(67.7)
Other comprehensive income before reclassifications	(4.0)	—	(4.0)
Net current period other comprehensive income	(4.0)	—	(4.0)
Balance at June 30, 2024	$(75.5)	$3.8	$(71.7)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three and six months ended June 30, 2024 and 2023.

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2024	December 31, 2023
Finished goods	$226.2	$224.8
Work in progress	9.8	11.5
Raw materials	46.8	48.8
Inventories at First-in, First-Out ("FIFO") cost	282.8	285.1
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(6.6)	(7.5)
	$276.2	$277.6

11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the six months ended June 30, 2024, are presented below (in millions):

Net carrying amount as of December 31, 2023	$796.0
Currency translation adjustments	(0.9)
Net carrying amount as of June 30, 2024	$795.1
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2024 and December 31, 2023 are as follows (in millions):

		June 30, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.7	$(22.9)	$3.8
Customer relationships (including distribution network)	16 years	1,068.9	(373.6)	695.3
Tradenames	19 years	156.8	(20.7)	136.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,339.5	$(417.2)	$922.3

		December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.4	$(22.8)	$3.6
Customer relationships (including distribution network)	16 years	1,070.4	(348.8)	721.6
Tradenames	19 years	156.8	(16.7)	140.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.7	$(388.3)	$952.4
Intangible asset amortization expense totaled $14.8 million and $14.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Intangible asset amortization expense totaled $29.5 million and $29.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $59.1 million in the year ending December 31, 2024 (inclusive of the $29.5 million of amortization expense recognized in the six months ended June 30, 2024), $58.7 million in 2025, $58.5 million in 2026, $58.5 million in 2027, $58.5 million in 2028 and $58.5 million in 2029.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2024	December 31, 2023
Commissions	$10.8	$8.6
Current portion of operating lease liability	10.7	10.6
Income taxes payable	8.9	3.5
Professional fees	2.2	0.6
Product warranty (1)	4.8	4.7
Restructuring and other similar charges (2)	0.3	1.3
Risk management (3)	6.7	5.2
Sales rebates	76.3	70.8
Tax indemnities	13.4	13.8
Taxes, other than income taxes	4.2	3.7
Other	10.5	9.0
	$148.8	$131.8
____________________
(1)See more information related to the product warranty obligations balance within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations balance within Note 3, Restructuring and Other Similar Charges.
(3)Includes projected liabilities related to losses arising from automobile, general, environmental, and product liability claims.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2024	December 31, 2023
Term loan (1)	$474.3	$473.6
Finance leases	21.2	21.7
Total	495.5	495.3
Less current maturities	0.9	0.9
Long-term debt	$494.6	$494.4
____________________
(1)Includes unamortized debt issuance costs of $6.1 million and $6.8 million at June 30, 2024 and December 31, 2023, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of June 30, 2024, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.

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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.98 to 1.00 as of June 30, 2024, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At June 30, 2024 and for the six months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 7.44% and 7.45%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.98 to 1.00 as of June 30, 2024. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At June 30, 2024 and December 31, 2023, there were no amounts borrowed under the Revolving Credit Facility. As of each of June 30, 2024 and December 31, 2023, $11.0 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At June 30, 2024 and December 31, 2023, the Company had finance lease obligations of $21.2 million and $21.7 million, respectively.
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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in millions):

	Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.1	$14.3	$—	$15.4
Deferred compensation plan liabilities	17.5	—	—	17.5

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.1	$13.2	$—	$13.3
Deferred compensation plan liabilities	14.7	—	—	14.7
There were no transfers of assets between levels at June 30, 2024 and December 31, 2023, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2024 and December 31, 2023, due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2024 and December 31, 2023, was approximately $504.0 million and $503.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Six Months Ended
	June 30, 2024	June 30, 2023
Balance at beginning of period	$4.7	$4.2
Charged to operations	1.2	1.5
Claims settled	(1.1)	(1.3)
Balance at end of period	$4.8	$4.4
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
16. Retirement Benefits
The components of net periodic cost (benefit) are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pension Benefits:
Service cost	$0.1	$—	$0.1	$—
Interest cost	$2.8	$3.0	$5.6	$6.0
Expected return on plan assets	(1.8)	(1.8)	(3.7)	(3.7)
Net periodic cost (benefit)	$1.1	$1.2	$2.0	$2.3
Other Postretirement Benefits:
Interest cost	$0.1	$0.1	$0.2	$0.3
Net periodic cost	$0.1	$0.1	$0.2	$0.3
The service cost component of net periodic cost (benefit) is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic cost (benefit) are presented within Other income (expense), net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event).
During the six months ended June 30, 2024, the Company did not make any contributions to its U.S. qualified pension plan trusts. During the six months ended June 30, 2023, the Company made contributions of $0.1 million to its U.S. qualified pension plan trusts.
See Note 15, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding retirement benefits.
17. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended June 30, 2024 and June 30, 2023, the Company recognized $9.4 million and $10.2 million of stock-based compensation expense, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company recognized $19.4 million and $20.5 million of stock-based compensation expense, respectively.
During the six months ended June 30, 2024, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	92,722	$11.41
Restricted stock units	173,951	$31.07
Performance stock units	516,640	$34.02
Common stock	81,234	$31.81
See Note 14, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information regarding stock-based compensation.

18. Subsequent Events
On July 25, 2024, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.08 per-share to be paid on September 6, 2024, to stockholders of record as of August 20, 2024.

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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2023 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2024, and during the period from January 1, 2024 through June 30, 2024, there has been no material change to this information.
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
Spin-Off of Process & Motion Control Segment
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the six months ended June 30, 2024 and June 30, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Selling, general and administrative (expenses)/income (1)	$0.7	$1.8	$0.7	$1.8
Income from discontinued operations before income tax	0.7	1.8	0.7	1.8

Income tax (expense) benefit	—	(0.1)	0.3	0.1
Income from discontinued operations, net of tax	$0.7	$1.7	$1.0	$1.9
(1)Selling, general and administrative (expenses)/income include the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 4, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three and six months ended June 30, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and six months ended June 30, 2024, restructuring charges totaled $0.7 million and $7.0 million, respectively. For the three and six months ended June 30, 2023, restructuring charges totaled $7.8 million and $9.7 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023:
Net sales
(Dollars in Millions)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Net sales	$412.0	$403.2	$8.8	2.2%
Net sales were $412.0 million and $403.2 million during the three months ended June 30, 2024 and June 30, 2023, respectively, an increase of 2% year over year. Core sales growth of 2%, including growth across multiple product categories, was offset by a 100 basis point impact from the planned exit of certain residential sink products.
Income from operations
(Dollars in Millions)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Income from operations	$71.9	$54.8	$17.1	31.2%
% of net sales	17.5%	13.6%	3.9%
During the three months ended June 30, 2024, income from operations was $71.9 million compared to $54.8 million during the three months ended June 30, 2023. Income from operations as a percentage of net sales increased by 390 basis points year over year due to the benefits resulting from productivity synergies and restructuring actions related to the Elkay Merger, as well as lower material costs and restructuring expense year over year.
Interest expense, net
Interest expense, net was $8.5 million for the three months ended June 30, 2024, compared to $10.3 million for the three months ended June 30, 2023. The decrease in interest expense, net as compared to the prior year period is primarily due to interest earned on higher cash balances.
Other income (expense), net
Other income (expense), net for the three months ended June 30, 2024 and 2023, was $(1.6) million and $1.6 million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by higher income recognized in connection with an insurance settlement in the prior year, partly offset by accruals for estimated environmental remediation costs in the prior year.
Provision for income taxes
The income tax provision was $16.5 million for the three months ended June 30, 2024, compared to $13.2 million for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 was 26.7% versus 28.6% for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 and the three months ended June 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended June 30, 2024, was $46.0 million compared to net income of $34.6 million for the three months ended June 30, 2023. Diluted net income per share for the three months ended June 30, 2024 and June 30, 2023, was $0.27 and $0.20, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.7 million for the three months ended June 30, 2024 compared to $1.7 million for the three months ended June 30, 2023. Diluted net income per share from discontinued operations for the three months ended June 30, 2024 and June 30, 2023, was $0.01 and $0.01, respectively.

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023:
Net sales
(Dollars in Millions)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Net sales	$785.8	$775.3	$10.5	1.4%
Net sales were $785.8 million during the six months ended June 30, 2024, an increase of 1% year-over-year. The 1% core sales growth across nearly all product categories was offset by the 200 basis point impact from the planned exit of certain residential sink products.
Income from operations
(Dollars in Millions)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Income from operations	125.1	98.5	26.6	27.0%
% of net sales	15.9%	12.7%	3.2%
Income from operations during the six months ended June 30, 2024 was $125.1 million compared to $98.5 million during the six months ended June 30, 2023. Income from operations as a percentage of net sales increased by 320 basis points year over year due to the benefits resulting from productivity synergies and restructuring actions related to the Elkay Merger, as well as lower material and transportation costs, restructuring costs and non-cash stock-based compensation expense.
Interest expense, net
    Interest expense, net was $17.3 million during the six months ended June 30, 2024, compared to $19.9 million during the six months ended June 30, 2023. The decrease in interest expense, net as compared to the prior year period is primarily due to interest earned on higher cash balances.
Other income (expense), net
    Other expense, net during the six months ended June 30, 2024 was $3.0 million compared to $0.8 million during the six months ended June 30, 2023. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by higher income recognized in connection with an insurance settlement in the prior year, partly offset by accruals for estimated environmental remediation costs in the prior year.

Provision for income taxes
The income tax provision was $25.5 million for the six months ended June 30, 2024, compared to $22.3 million for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was 24.3% versus 28.7% for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the six months ended June 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.

Net income

Net income for the six months ended June 30, 2024, was $80.3 million compared to $57.4 million for the six months ended June 30, 2023. Diluted net income per share for the six months ended June 30, 2024 and June 30, 2023, was $0.46 and $0.32, respectively. Net income from discontinued operations, net of tax, was $1.0 million for the six months ended June 30, 2024 compared to $1.9 million for the six months ended June 30, 2023. Diluted net income per share from discontinued operations for the six months ended June 30, 2024 and June 30, 2023, was $0.01 and $0.01, respectively.

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
Core sales
Core sales excludes the impact of mergers, acquisitions, divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of mergers, acquisitions and divestitures because the nature, size and number can vary dramatically from period to period and between us and our peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
In addition, certain of these expenses added back in calculating Adjusted EBITDA can represent the reduction of cash that could be used for other corporate purposes. Further, although not included in the calculation of Adjusted EBITDA in the "Covenant Compliance" section below, the measure may at times allow us to add estimated cost savings and operating synergies related to operational changes ranging from mergers, acquisitions or dispositions to restructuring, and/or exclude one-time transition expenditures that we anticipate incurring to realize cost savings before such savings have occurred.
The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2024, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the six months ended June 30, 2024, we reported net income of $80.3 million and Adjusted EBITDA for the same period of $194.3 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. As of June 30, 2024, our Net First Lien Leverage Ratio was 0.98 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended June 30, 2023	Twelve months ended December 31, 2023	Six months ended June 30, 2024	Twelve months ended June 30, 2024
Net income	$57.4	$112.7	$80.3	$135.6
Income from discontinued operations, net of tax (1)	(1.9)	(8.5)	(1.0)	(7.6)
Provision for income taxes	22.3	42.6	25.5	45.8
Actuarial gain on pension and postretirement benefit obligations	—	(2.0)	—	(2.0)
Other expense, net (2)	0.8	7.2	3.0	9.4
Loss on the extinguishment of debt	—	0.9	—	0.9
Interest expense	19.9	38.5	17.3	35.9
Depreciation and amortization	44.6	87.9	43.3	86.6
EBITDA	143.1	279.3	168.4	304.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	9.7	15.3	7.0	12.6
Stock-based compensation expense	20.5	40.0	19.4	38.9
Last-in first-out ("LIFO") adjustments (4)	(13.9)	(6.5)	(0.9)	6.5
Loss on divestiture of asbestos liabilities and certain assets (5)	—	11.4	—	11.4
Other, net (6)	—	—	0.4	0.4
Subtotal of adjustments to EBITDA	16.3	60.2	25.9	69.8
Adjusted EBITDA	$159.4	$339.5	$194.3	$374.4
Consolidated indebtedness (7)				$366.2
Net First Lien Leverage Ratio (8)				0.98
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
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $129.3 million (as defined by the credit agreement) at June 30, 2024.
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
As of June 30, 2024, we had $162.7 million of cash and cash equivalents and $189.0 million of additional borrowing capacity. As of June 30, 2024, the available borrowings under our credit facility were reduced by $11.0 million due to outstanding letters of credit. As of December 31, 2023, we had $136.7 million of cash and cash equivalents and $189.0 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2023, the available borrowings under our credit facility were reduced by $11.0 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $139.0 million and $92.2 million during the six months ended June 30, 2024 and 2023, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income, a lower use of cash for trade working capital, and the timing of accrued expenses during the six months ended June 30, 2024.
Cash used for investing activities was $7.0 million during the six months ended June 30, 2024 and $1.8 million during the six months ended June 30, 2023. Investing activities during the six months ended June 30, 2024, consisted of $8.6 million of capital expenditures, which were partially offset by $1.6 million from the sale of certain long-lived assets. Investing activities during the six months ended June 30, 2023, consisted of $11.1 million of capital expenditures, which were partially offset by the receipt of $9.0 million in connection with an insurance settlement and $0.3 million from the sale of certain long-lived assets.
Cash used for financing activities was $104.2 million during the six months ended June 30, 2024, compared to $113.5 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, we utilized $0.4 million of cash for payments on finance leases, $79.9 million to repurchase outstanding shares of our common stock, and $27.7 million for the payment of common stock dividends, which was partially offset by $3.8 million of proceeds from the exercise of stock options. During the six months ended June 30, 2023, we utilized a net $3.1 million of cash for payments on outstanding debt, $87.1 million to repurchase outstanding shares of our common stock, and $24.5 million for the payment of common stock dividends, which was partially offset by $1.2 million of proceeds from the exercise of stock options.
Indebtedness
As of June 30, 2024, we had $495.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2024	Current Maturities of Debt	Long-term Portion
Term loan (1)	$474.3	$—	$474.3
Finance leases	21.2	0.9	20.3
Total	$495.5	$0.9	$494.6
___________________________________________
(1)Includes unamortized original issue discount and debt issuance costs of $6.1 million at June 30, 2024.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of June 30, 2024, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended June 30, 2024, the Company repurchased 1,942,016 shares of common stock at a total cost of $61.0 million at a weighted average price of $31.38 per share. The repurchased shares were canceled by the Company upon receipt. The remaining repurchase authority under the Repurchase Program at June 30, 2024 was $310.6 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
April 1 - April 30, 2024	349,121	$32.10	349,121	$360,353,655
May 1 - May 31, 2024	726,152	$31.97	726,152	$337,124,534
June 1 - June 30, 2024	866,743	$30.60	866,743	$310,583,534
Total/Average	1,942,016	$31.38	1,942,016

ITEM  5.    OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Letter Agreement dated May 17, 2024 between Zurn Elkay Water Solutions Corporation and Todd A. Adams*

10.2	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of May 2024	X

10.3	Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X
*Incorporated by reference to exhibit 10.1 in the Company's Form 8-K filed on May 17, 2024.
**Incorporated by reference to exhibit 4.3 in the Company's Form S-8 filed on May 3, 2024.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	July 30, 2024	By:	/S/ DAVID J. PAULI
		Name:	David J. Pauli
		Title:	Chief Financial Officer