Form 10-Q
period 2024-09-30
Zurn Elkay Water Solutions Corp
filed 2024-10-29
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	169,713,892 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$187.9	$136.7
Receivables, net	242.4	210.2
Inventories, net	278.6	277.6
Income taxes receivable	5.0	17.0
Other current assets	41.2	26.3
Total current assets	755.1	667.8
Property, plant and equipment, net	165.4	180.3
Intangible assets, net	908.4	952.4
Goodwill	796.5	796.0
Other assets	79.4	70.5
Total assets	$2,704.8	$2,667.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.9	$0.9
Trade payables	94.7	56.4
Compensation and benefits	33.1	30.5
Current portion of pension and postretirement benefit obligations	1.3	1.3
Other current liabilities	149.2	131.8
Total current liabilities	279.2	220.9

Long-term debt	494.7	494.4
Pension and postretirement benefit obligations	38.8	36.6
Deferred income taxes	193.4	210.0
Operating lease liability	46.2	37.3
Other liabilities	66.0	65.0
Total liabilities	1,118.3	1,064.2

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 169,846,056 at September 30, 2024 and 172,262,163 at December 31, 2023	1.7	1.7
Additional paid-in capital	2,840.9	2,847.0
Retained deficit	(1,185.0)	(1,178.2)
Accumulated other comprehensive loss	(71.1)	(67.7)
Total stockholders' equity	1,586.5	1,602.8
Total liabilities and stockholders' equity	$2,704.8	$2,667.0
See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$410.0	$398.4	$1,195.8	$1,173.7
Cost of sales	220.6	228.5	650.0	681.5
Gross profit	189.4	169.9	545.8	492.2
Selling, general and administrative expenses	101.7	92.9	296.5	277.7
Restructuring and other similar charges	2.7	2.2	9.7	11.9
Amortization of intangible assets	14.8	14.7	44.3	44.0
Income from operations	70.2	60.1	195.3	158.6
Non-operating expense:
Interest expense, net	(8.3)	(9.9)	(25.6)	(29.8)
Other expense, net	(1.5)	(2.5)	(4.5)	(3.3)
Income before income taxes	60.4	47.7	165.2	125.5
Provision for income taxes	(16.9)	(12.5)	(42.4)	(34.8)
Net income from continuing operations	43.5	35.2	122.8	90.7
Income from discontinued operations, net of tax	—	6.2	1.0	8.1
Net income	$43.5	$41.4	$123.8	$98.8

Basic net income per share:
Continuing operations	$0.25	$0.20	$0.71	$0.52
Discontinued operations	$—	$0.04	$0.01	$0.05
Net income	$0.25	$0.24	$0.72	$0.57
Diluted net income per share:
Continuing operations	$0.25	$0.20	$0.70	$0.51
Discontinued operations	$—	$0.04	$0.01	$0.05
Net income	$0.25	$0.24	$0.71	$0.56
Weighted-average number of shares outstanding (in thousands):
Basic	170,551	173,276	172,057	174,632
Effect of dilutive equity awards	2,480	2,866	2,915	2,803
Diluted	173,031	176,142	174,972	177,435

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$43.5	$41.4	$123.8	$98.8
Other comprehensive income (loss):
Foreign currency translation adjustments	0.6	(2.1)	(3.4)	1.4
Other comprehensive income (loss), net of tax	0.6	(2.1)	(3.4)	1.4
Total comprehensive income	$44.1	$39.3	$120.4	$100.2

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating activities
Net income	$123.8	$98.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20.9	22.3
Amortization of intangible assets	44.3	44.0
Non-cash restructuring charges	6.8	2.5
Loss on dispositions of long-lived assets	0.4	—
Deferred income taxes	(16.6)	(7.1)
Other non-cash expenses	2.1	1.8
Stock-based compensation expense	29.2	30.5
Changes in operating assets and liabilities:
Receivables, net	(32.7)	(14.0)
Inventories, net	(2.1)	57.7
Other assets	2.0	17.1
Accounts payable	38.6	(56.4)
Accruals and other	13.2	(1.5)
Cash provided by operating activities	229.9	195.7

Investing activities
Expenditures for property, plant and equipment	(12.7)	(15.9)
Proceeds from dispositions of long-lived assets	1.6	0.3
Proceeds from insurance claims	—	9.0
Cash used for investing activities	(11.1)	(6.6)

Financing activities
Proceeds from borrowings of debt	—	13.0
Repayments of debt	(0.6)	(17.7)
Proceeds from exercise of stock options and ESPP contributions	6.1	1.9
Taxes withheld and paid on employees' share-based payment awards	(0.1)	(1.9)
Repurchase of common stock	(129.9)	(100.2)
Payment of common stock dividends	(41.3)	(36.6)
Cash used for financing activities	(165.8)	(141.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	0.7
Increase in cash, cash equivalents and restricted cash	51.2	48.3
Cash, cash equivalents and restricted cash at beginning of period	136.7	124.8
Cash, cash equivalents and restricted cash at end of period	$187.9	$173.1

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
In accordance with the merger agreement, at closing the Company increased the size of its Board of Directors to eleven members and appointed two directors designated by Elkay. As of September 30, 2024, the Board of Directors consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which were measured at estimated fair value as of the date of the business combination. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes.
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

3. Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended September 30, 2024 and September 30, 2023, (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Employee termination benefits	$0.6	$0.5	$1.0	$3.4
Contract termination and other associated costs	2.1	1.7	8.7	8.5
Total restructuring and other similar charges	$2.7	$2.2	$9.7	$11.9
The following table summarizes the activity in the Company's restructuring accrual for the nine months ended September 30, 2024 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2023 (1)	$0.7	$0.6	$1.3
Charges	1.0	8.7	9.7
Cash payments	(1.2)	(2.2)	(3.4)
Non-cash charges (2)	—	(6.8)	(6.8)
Accrued restructuring costs, September 30, 2024 (1)	$0.5	$0.3	$0.8
____________________
(1)As of September 30, 2024 and December 31, 2023, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist primarily of asset impairments based on Level 3 inputs.

4. Discontinued Operations

On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and September 30, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Selling, general and administrative income (1)	$—	$6.6	$0.7	$8.4
Income from discontinued operations before income tax	—	6.6	0.7	8.4

Income tax (expense) benefit	—	(0.4)	0.3	(0.3)
Income from discontinued operations, net of tax	$—	$6.2	$1.0	$8.1
(1)Selling, general and administrative income includes the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.

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

	Three Months Ended		Nine Months Ended
Customer Type	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Institutional	$193.4	$179.8	$567.8	$531.6
Commercial	118.8	115.2	343.8	339.1
All other	97.8	103.4	284.2	303.0
Total	$410.0	$398.4	$1,195.8	$1,173.7

	Three Months Ended		Nine Months Ended
Geography	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
United States	$375.2	$366.6	$1,094.7	$1,082.7
Canada	23.1	21.5	68.0	59.6
Rest of world	11.7	10.3	33.1	31.4
Total	$410.0	$398.4	$1,195.8	$1,173.7
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of September 30, 2024 and December 31, 2023 were not material.
Backlog
The Company had backlog of $46.7 million as of September 30, 2024, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 95% of the backlog in the remaining three months of the year ending December 31, 2024, and the remaining approximately 5% in 2025 and beyond.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of September 30, 2024 and December 31, 2023, the contract assets capitalized, as well as amortization recognized in the three and nine months ended September 30, 2024 and September 30, 2023, are not significant and no impairment losses were recognized.
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
In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On December 20, 2022, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. On February 1, 2023, the Financial Accounting Standards Board indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules. As of September 30, 2024, the Company has determined that no accrual is currently required for Top-Up Taxes.
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
The income tax provision was $16.9 million for the three months ended September 30, 2024, compared to $12.5 million for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 was 28.0% versus 26.2% for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 and the three months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
The income tax provision was $42.4 million for the nine months ended September 30, 2024, compared to $34.8 million for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was 25.7% versus 27.7% for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the nine months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of September 30, 2024 and December 31, 2023 was $3.6 million and $5.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2024 and December 31, 2023, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.9 million and $1.1 million, respectively. The Company recognized $(0.1) million and $0.3 million of net interest and penalties as income tax (benefit) expense during the nine months ended September 30, 2024 and September 30, 2023, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. In accordance with the terms of the sale agreement relating to a group of certain previously owned legal entities (the parent of which was VAG Holding GbmH, “VAG”), the Company is required to indemnify the purchaser for any future income tax liabilities associated with all open tax years ended prior to, and including, the short period ended on the date of the Company's sale of VAG. VAG was notified by the German tax authorities of its intention to conduct an income tax examination of the VAG German entities’ corporate income and trade tax returns for the tax years ended March 31, 2014 through 2020. Similarly, in accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ended prior to, and including, the short period ended on the date of the Spin-Off. There are currently a number of ongoing tax examinations being conducted by the applicable tax authorities in Germany with respect to certain PMC entities. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ended prior to December 31, 2020, state and local income tax examinations for years ended prior to March 31, 2020 or significant foreign income tax examinations for years ended prior to March 31, 2019.
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
The computation for diluted net income per share for the three and nine months ended September 30, 2024 excludes 0.3 million shares due to their anti-dilutive effects. The computation for diluted net income per share for the three and nine months ended September 30, 2023 excludes 0.3 million shares due to their anti-dilutive effects.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Total comprehensive income	—	—	22.8	(0.1)	22.7
Stock-based compensation expense	—	11.2	—	—	11.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Repurchase of common stock	—	—	(37.0)	—	(37.0)
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock issued to fund defined contribution plans	—	0.8	—	—	0.8
Common stock dividends ($0.07 per share)	—	(8.7)	—	—	(8.7)
Balance at March 31, 2023	$1.8	$2,851.9	$(1,179.1)	$(75.1)	$1,599.5
Total comprehensive income	—	—	34.6	3.6	38.2
Stock-based compensation expense	—	10.2	—	—	10.2
Proceeds from exercise of stock options	—	0.6	—	—	0.6
Repurchase of common stock	(0.1)	—	(50.8)	—	(50.9)
Common stock dividends ($0.07 per share)	—	(9.0)	—	—	(9.0)
Balance at June 30, 2023	$1.7	$2,853.7	$(1,195.3)	$(71.5)	$1,588.6
Total comprehensive income	—	—	41.4	(2.1)	39.3
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	0.7	—	—	0.7
Taxes withheld and paid on employees' share-based payment awards	—	(1.9)	—	—	(1.9)
Repurchase of common stock	—	—	(13.0)	—	(13.0)
Common stock dividends ($0.07 per share)	—	(12.1)	—	—	(12.1)
Balance at September 30, 2023	$1.7	$2,850.4	$(1,166.9)	$(73.6)	$1,611.6

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Total comprehensive income	—	—	34.3	(2.5)	31.8
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(18.9)	—	(18.9)
Common stock dividends ($0.08 per share)	—	(13.9)	—	—	(13.9)
Balance at March 31, 2024	$1.7	$2,845.2	$(1,162.8)	$(70.2)	$1,613.9
Total comprehensive income	—	—	46.0	(1.5)	44.5
Stock-based compensation expense	—	9.4	—	—	9.4
Proceeds from exercise of stock options	—	1.7	—	—	1.7
Repurchase of common stock	—	—	(61.3)	—	(61.3)
Common stock dividends ($0.08 per share)	—	(13.8)	—	—	(13.8)
Balance at June 30, 2024	$1.7	$2,842.5	$(1,178.1)	$(71.7)	$1,594.4
Total comprehensive income	—	—	43.5	0.6	44.1
Stock-based compensation expense	—	9.8	—	—	9.8
Proceeds from exercise of stock options and ESPP contributions	—	2.3	—	—	2.3
Taxes withheld and paid on employees' share-based payment awards	—	(0.1)	—	—	(0.1)
Repurchase of common stock	—	—	(50.4)	—	(50.4)
Common stock dividends ($0.08 per share)	—	(13.6)	—	—	(13.6)
Balance at September 30, 2024	$1.7	$2,840.9	$(1,185.0)	$(71.1)	$1,586.5

____________________
(1)During the three and nine months ended September 30, 2024, the Company issued 1,300,020 and 2,698,413 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively. During the three and nine months ended September 30, 2023, the Company issued 135,502 and 462,738 shares of common stock, upon the exercise of stock options, vesting of restricted stock units, and for other common stock issuances, respectively.
(2)During the nine months ended September 30, 2023, 186,020 of the shares issued at closing of the Elkay Merger were returned to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the Merger Agreement. The shares returned to the Company were canceled upon receipt. Refer to Note 2, Acquisition for additional information.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2024, the Company repurchased 1,622,895 shares of common stock at a total cost of $50.0 million at an average price of $30.81 per share. During the nine months ended September 30, 2024, the Company repurchased 4,185,755 shares of common stock at a total cost of $129.9 million at an average price of $31.02 per share. During the three months ended September 30, 2023, the Company repurchased 444,606 shares of common stock at a total cost of $13.0 million at an average price of $29.24 per share. During the nine months ended September 30, 2023, the Company repurchased 4,434,475 shares of common stock at a total cost of $100.1 million at an average price of $22.55 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $260.6 million of the existing authority remained under the Repurchase Program at September 30, 2024.
9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2024, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2023	$(71.5)	$3.8	$(67.7)
Other comprehensive loss before reclassifications	(3.4)	—	(3.4)
Net current period other comprehensive loss	(3.4)	—	(3.4)
Balance at September 30, 2024	$(74.9)	$3.8	$(71.1)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2024 and 2023.

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2024	December 31, 2023
Finished goods	$226.3	$224.8
Work in progress	10.6	11.5
Raw materials	48.7	48.8
Inventories at First-in, First-Out ("FIFO") cost	285.6	285.1
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(7.0)	(7.5)
	$278.6	$277.6

11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the nine months ended September 30, 2024, are presented below (in millions):

Net carrying amount as of December 31, 2023	$796.0
Currency translation adjustments	0.5
Net carrying amount as of September 30, 2024	$796.5
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2024 and December 31, 2023 are as follows (in millions):

		September 30, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$27.1	$(23.0)	$4.1
Customer relationships (including distribution network)	16 years	1,069.3	(386.2)	683.1
Tradenames	19 years	156.8	(22.7)	134.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.3	$(431.9)	$908.4

		December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.4	$(22.8)	$3.6
Customer relationships (including distribution network)	16 years	1,070.4	(348.8)	721.6
Tradenames	19 years	156.8	(16.7)	140.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.7	$(388.3)	$952.4
Intangible asset amortization expense totaled $14.8 million and $14.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Intangible asset amortization expense totaled $44.3 million and $44.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $59.2 million in the year ending December 31, 2024 (inclusive of the $44.3 million of amortization expense recognized in the nine months ended September 30, 2024), $58.7 million in 2025, $58.5 million in 2026, $58.5 million in 2027, $58.5 million in 2028 and $58.5 million in 2029.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2024	December 31, 2023
Commissions	$10.8	$8.6
Current portion of operating lease liability	12.5	10.6
Income taxes payable	3.7	3.5
Professional fees	1.8	0.6
Product warranty (1)	4.6	4.7
Restructuring and other similar charges (2)	0.8	1.3
Risk management (3)	6.2	5.2
Sales rebates	80.4	70.8
Tax indemnities	13.7	13.8
Taxes, other than income taxes	4.4	3.7
Other	10.3	9.0
	$149.2	$131.8
____________________
(1)See more information related to the product warranty obligations balance within Note 15, Commitments and Contingencies.
(2)See more information related to the restructuring obligations balance within Note 3, Restructuring and Other Similar Charges.
(3)Includes projected liabilities related to losses arising from automobile, general, environmental, worker's compensation, and product liability claims.
13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2024	December 31, 2023
Term loan (1)	$474.6	$473.6
Finance leases	21.0	21.7
Total	495.6	495.3
Less current maturities	0.9	0.9
Long-term debt	$494.7	$494.4
____________________
(1)Includes unamortized debt issuance costs of $5.7 million and $6.8 million at September 30, 2024 and December 31, 2023, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the

Credit Agreement). As of September 30, 2024, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.89 to 1.00 as of September 30, 2024, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At September 30, 2024 and for the nine months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 6.71% and 7.43%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.89 to 1.00 as of September 30, 2024. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At September 30, 2024 and December 31, 2023, there were no amounts borrowed under the Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, $11.3 million and $11.0 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At September 30, 2024 and December 31, 2023, the Company had finance lease obligations of $21.0 million and $21.7 million, respectively.

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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in millions):

	Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.0	$15.1	$—	$16.1
Deferred compensation plan liabilities	18.3	—	—	18.3

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$0.1	$13.2	$—	$13.3
Deferred compensation plan liabilities	14.7	—	—	14.7
There were no transfers of assets between levels at September 30, 2024 and December 31, 2023, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2024 and December 31, 2023, due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2024 and December 31, 2023, was approximately $504.4 million and $503.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Balance at beginning of period	$4.7	$4.2
Charged to operations	2.0	2.0
Claims settled	(2.1)	(1.6)
Balance at end of period	$4.6	$4.6
Contingencies:
The Company's subsidiaries are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. The Company establishes accruals in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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
As a result of the transaction, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets sold to the buyer, have been removed from the Company’s consolidated balance sheet effective December 15, 2023 and the Company no longer has any obligation with respect to pending and future asbestos claims related to the divested entities. As such, the divested entities have been deconsolidated from our 2023 financial results as the Company no longer owns or controls such entities. Therefore, for the period ended December 31, 2023, all asbestos obligations and liabilities, related insurance assets and associated deferred taxes, and other assets of the divested subsidiaries are no longer reported on the consolidated balance sheet. The Company recorded a loss on the divestiture of asbestos liabilities and certain assets of $11.4 million in the fourth quarter of 2023, including transaction expenses of $2.1 million.
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
16. Retirement Benefits
The components of net periodic cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pension Benefits:
Service cost	$—	$—	$0.1	$—
Interest cost	$2.8	$3.0	$8.4	$9.0
Expected return on plan assets	(1.9)	(1.9)	(5.6)	(5.6)
Net periodic cost	$0.9	$1.1	$2.9	$3.4
Other Postretirement Benefits:
Interest cost	$0.1	$0.2	$0.3	$0.5
Net periodic cost	$0.1	$0.2	$0.3	$0.5
The service cost component of net periodic cost is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic cost are presented within Other expense, net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event).
During the nine months ended September 30, 2024, the Company did not make any contributions to its U.S. qualified pension plan trusts. During the nine months ended September 30, 2023, the Company made contributions of $0.2 million to its U.S. qualified pension plan trusts.
See Note 15, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding retirement benefits.
17. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended September 30, 2024 and September 30, 2023, the Company recognized $9.8 million and $10.0 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $29.2 million and $30.5 million of stock-based compensation expense, respectively.
During the nine months ended September 30, 2024, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	92,722	$11.41
Restricted stock units	178,430	$31.06
Performance stock units	548,408	$34.20
Common stock	141,347	$33.51
Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.

During the three months ended September 30, 2024, the Company issued 29,389 shares of common stock. As of September 30, 2024, 1,970,611 shares remained available for future issuance. During the three months ended September 30, 2024, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP.
See Note 14, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information regarding stock-based compensation.
18. Subsequent Events
On October 23, 2024, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.09 per-share to be paid on December 6, 2024, to stockholders of record as of November 20, 2024.

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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2023 for information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2024, and during the period from January 1, 2024 through September 30, 2024, there has been no material change to this information.
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
Spin-Off of Process & Motion Control Segment
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and September 30, 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Selling, general and administrative income (1)	$—	$6.6	$0.7	$8.4
Income from discontinued operations before income tax	—	6.6	0.7	8.4

Income tax (expense) benefit	—	(0.4)	0.3	(0.3)
Income from discontinued operations, net of tax	$—	$6.2	$1.0	$8.1
(1)Selling, general and administrative income includes the reversal of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 4, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and nine months ended September 30, 2024, restructuring charges totaled $2.7 million and $9.7 million, respectively. For the three and nine months ended September 30, 2023, restructuring charges totaled $2.2 million and $11.9 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Net sales	$410.0	$398.4	$11.6	2.9%
Net sales were $410.0 million and $398.4 million during the three months ended September 30, 2024 and September 30, 2023, respectively, an increase of 3% year over year. Core sales growth of 3%, including growth in all product categories, was offset by a 100 basis point impact from the planned exit of certain residential sink products.
Income from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Income from operations	$70.2	$60.1	$10.1	16.8%
% of net sales	17.1%	15.1%	2.0%
During the three months ended September 30, 2024, income from operations was $70.2 million compared to $60.1 million during the three months ended September 30, 2023. Income from operations as a percentage of net sales increased by 200 basis points year over year due to the benefits from delivering the synergies related to the Elkay Merger, as well as lower material costs.
Interest expense, net
Interest expense, net was $8.3 million for the three months ended September 30, 2024, compared to $9.9 million for the three months ended September 30, 2023. The decrease in interest expense, net as compared to the prior year period is due to interest earned on higher cash balances and reduced interest expense due to the prior year prepayment of $60 million.
Other expense, net
Other expense, net for the three months ended September 30, 2024 and 2023, was $1.5 million and $2.5 million, respectively. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by lower defined benefit plan costs in the current year and increased accruals for estimated environmental remediation costs in the prior year.
Provision for income taxes
The income tax provision was $16.9 million for the three months ended September 30, 2024, compared to $12.5 million for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 was 28.0% versus 26.2% for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 and the three months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended September 30, 2024, was $43.5 million compared to net income of $41.4 million for the three months ended September 30, 2023. Diluted net income per share for the three months ended September 30, 2024 and September 30, 2023, was $0.25 and $0.24, respectively. The year-over-year change is the result of the factors described above. Net loss from discontinued operations, net of tax, was $0.0 million for the three months ended September 30, 2024 compared to net income from discontinued operations, net of tax, of $6.2 million for the three months ended September 30, 2023. Diluted net income per share from discontinued operations for the three months ended September 30, 2024 and September 30, 2023, was $0.00 and $0.04, respectively.

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023:
Net sales
(Dollars in Millions)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Net sales	$1,195.8	$1,173.7	$22.1	1.9%
Net sales were $1,195.8 million during the nine months ended September 30, 2024, an increase of 2% year-over-year. The 2% core sales growth across nearly all product categories was offset by the 200 basis point impact from the planned exit of certain residential sink products.
Income from operations
(Dollars in Millions)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Income from operations	195.3	158.6	36.7	23.1%
% of net sales	16.3%	13.5%	2.8%
Income from operations during the nine months ended September 30, 2024 was $195.3 million compared to $158.6 million during the nine months ended September 30, 2023. Income from operations as a percentage of net sales increased by 280 basis points year over year due to the benefits resulting from productivity synergies and restructuring actions related to the Elkay Merger, as well as lower material and restructuring costs.
Interest expense, net
    Interest expense, net was $25.6 million during the nine months ended September 30, 2024, compared to $29.8 million during the nine months ended September 30, 2023. The decrease in interest expense, net as compared to the prior year period is due to interest earned on higher cash balances and reduced interest expense due to the prior year prepayment of $60 million.
Other expense, net
    Other expense, net during the nine months ended September 30, 2024 was $4.5 million compared to $3.3 million during the nine months ended September 30, 2023. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by income recognized in connection with an insurance settlement in the prior year, partly offset by accruals for estimated environmental remediation costs in the prior year and lower defined benefit plan costs in the current year.

Provision for income taxes
The income tax provision was $42.4 million for the nine months ended September 30, 2024, compared to $34.8 million for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was 25.7% versus 27.7% for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments. The effective income tax rate for the nine months ended September 30, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
Net income

Net income for the nine months ended September 30, 2024, was $123.8 million compared to $98.8 million for the nine months ended September 30, 2023. Diluted net income per share for the nine months ended September 30, 2024 and September 30, 2023, was $0.71 and $0.56, respectively. Net income from discontinued operations, net of tax, was $1.0 million for the nine months ended September 30, 2024 compared to $8.1 million for the nine months ended September 30, 2023. Diluted net income per share from discontinued operations for the nine months ended September 30, 2024 and September 30, 2023, was $0.01 and $0.05, respectively.

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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2024, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the nine months ended September 30, 2024, we reported net income of $123.8 million and Adjusted EBITDA for the same period of $299.3 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. As of September 30, 2024, our Net First Lien Leverage Ratio was 0.89 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended September 30, 2023	Twelve months ended December 31, 2023	Nine months ended September 30, 2024	Twelve months ended September 30, 2024
Net income	$98.8	$112.7	$123.8	$137.7
Income from discontinued operations, net of tax (1)	(8.1)	(8.5)	(1.0)	(1.4)
Provision for income taxes	34.8	42.6	42.4	50.2
Actuarial gain on pension and postretirement benefit obligations	—	(2.0)	—	(2.0)
Other expense, net (2)	3.3	7.2	4.5	8.4
Loss on the extinguishment of debt	—	0.9	—	0.9
Interest expense	29.8	38.5	25.6	34.3
Depreciation and amortization	66.3	87.9	65.2	86.8
EBITDA	224.9	279.3	260.5	314.9
Adjustments to EBITDA
Restructuring and other similar charges (3)	11.9	15.3	9.7	13.1
Stock-based compensation expense	30.5	40.0	29.2	38.7
Last-in first-out ("LIFO") adjustments (4)	(11.9)	(6.5)	(0.5)	4.9
Loss on divestiture of asbestos liabilities and certain assets (5)	—	11.4	—	11.4
Other, net (6)	—	—	0.4	0.4
Subtotal of adjustments to EBITDA	30.5	60.2	38.8	68.5
Adjusted EBITDA	$255.4	$339.5	$299.3	$383.4
Consolidated indebtedness (7)				$340.6
Net First Lien Leverage Ratio (8)				0.89
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
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $155.1 million (as defined by the credit agreement) at September 30, 2024.
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
As of September 30, 2024, we had $187.9 million of cash and cash equivalents and $188.7 million of additional borrowing capacity under our revolving credit facility. As of September 30, 2024, the available borrowings under our credit facility were reduced by $11.3 million due to outstanding letters of credit. As of December 31, 2023, we had $136.7 million of cash and cash equivalents and $189.0 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2023, the available borrowings under our credit facility were reduced by $11.0 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $229.9 million and $195.7 million during the nine months ended September 30, 2024 and 2023, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income, a lower use of cash for trade working capital, and the timing of accrued expenses during the nine months ended September 30, 2024.
Cash used for investing activities was $11.1 million during the nine months ended September 30, 2024 and $6.6 million during the nine months ended September 30, 2023. Investing activities during the nine months ended September 30, 2024, consisted of $12.7 million of capital expenditures, which were partially offset by $1.6 million from the sale of certain long-lived assets. Investing activities during the nine months ended September 30, 2023, consisted of $15.9 million of capital expenditures, which were partially offset by the receipt of $9.0 million in connection with an insurance settlement and $0.3 million from the sale of certain long-lived assets.
Cash used for financing activities was $165.8 million during the nine months ended September 30, 2024, compared to $141.5 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we utilized $0.6 million of cash for payments on finance leases, $129.9 million to repurchase outstanding shares of our common stock, and $41.3 million for the payment of common stock dividends, which was partially offset by $6.0 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards. During the nine months ended September 30, 2023, we utilized a net $4.7 million of cash for payments on outstanding debt, $100.2 million to repurchase outstanding shares of our common stock, and $36.6 million for the payment of common stock dividends.
Indebtedness
As of September 30, 2024, we had $495.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2024	Current Maturities of Debt	Long-term Portion
Term loan (1)	$474.6	$—	$474.6
Finance leases	21.0	0.9	20.1
Total	$495.6	$0.9	$494.7
___________________________________________
(1)Includes unamortized original issue discount and debt issuance costs of $5.7 million at September 30, 2024.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of September 30, 2024, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2024, the Company repurchased 1,622,895 shares of common stock at a total cost of $50.0 million at an average price of $30.81 per share. The repurchased shares were canceled by the Company upon receipt. The remaining repurchase authority under the Repurchase Program at September 30, 2024 was $260.6 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
July 1 - July 31, 2024	428,536	$30.33	428,536	$297,578,687
August 1 - August 31, 2024	858,387	$30.66	858,387	$271,239,283
September 1 - September 30, 2024	335,972	$31.79	335,972	$260,551,251
Total/Average	1,622,895	$30.81	1,622,895

ITEM  5.    OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	October 29, 2024	By:	/S/ DAVID J. PAULI
		Name:	David J. Pauli
		Title:	Chief Financial Officer