Form 10-K
period 2024-12-31
Zurn Elkay Water Solutions Corp
filed 2025-02-10
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the shares of common stock (based upon the $29.40 closing price on the New York Stock Exchange on June 28, 2024, the last trading day of the registrant's second fiscal quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $4.9 billion.
As of February 5, 2025, there were 170,056,256 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about May 1, 2025, which Proxy Statement will be subsequently filed.

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
•performance, and potential failure, of our information and data security systems, including potential cybersecurity threats and breaches and misuse of artificial intelligence tools;
•the loss of any significant customer;
•increased competition;
•dependence on independent distributors and independent sales representatives;
•reliance on intellectual property;
•artificial intelligence and machine learning risks and challenges;
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
•changes in laws and regulations, including from changes in governmental administrations, or the interpretation or enforcement thereof, including laws and regulations addressing climate change, environmental matters and the transition to a reduced-carbon economy;
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

•the effect of local, national and international, geopolitical, economic, credit and capital market conditions on the economy in general, and on our customers and the industries in which we operate in particular;
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
We are led by an experienced, high-caliber management team that employs ZEBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business, which includes our "Voice of the Customer" process to promote superior customer satisfaction. Our physical footprint encompasses 27 principal manufacturing and warehouse facilities located primarily in North America.
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
We utilize an extensive sales and marketing network spanning approximately 30 countries, which consists of approximately 1,100 independent sales representatives across 180 sales agencies. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products in project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money in both installation and over the life of the product for engineers, architects, contractors and builders has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe this model provides us with a competitive advantage as we can meet our customer demand with local inventory at significantly reduced lead times as compared with others in our industry.
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
Drinking Water Products
Our drinking water product line includes an extensive collection of filtered drinking water delivery products oriented around providing the cleanest, superior tasting water while improving overall water hygiene, accessibility and sustainability. Our drinking water products are sold under the Elkay® and Halsey Taylor® brand names and filtered units include water filters certified by NSF and ANSI to reduce the level of contaminants in water, including lead, microplastics, and certain per- and polyfluoroalkyl substances ("PFAS") chemicals. Elkay’s water dispensing and filtration products, predominantly comprised of filtered bottle filling stations, water fountains and water dispensers, and filtered faucets, are often plumbed directly into building water systems and required to comply with strict applicable codes and standards. Elkay's drinking water solutions are designed to meet or exceed facility needs and specifications of education, healthcare, hospitality, multifamily, municipal, office, retail and commercial facilities, as well as residential applications.
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
Flow Systems Products
Flow systems products are commonly installed within a building or on a site to manage storm water and wastewater. Specification drainage products within flow systems include point drains (such as roof drains and floor drains), hydrants, fixture carrier systems, and chemical drainage systems that are used to control storm water, and process water and potable water in various institutional, commercial, industrial, civil and irrigation applications. Linear drainage systems are used to capture and direct storm water in a wide variety of institutional, commercial, industrial and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems and remote monitoring systems and are marketed under the Zurn®, Green Turtle®, and Wade® brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional foodservice operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities. Acid neutralization systems are primarily used in schools, hospitals and laboratories.
Hygienic and Environmental Products
Hygienic and environmental products are typically required in the latter stages of a construction or retrofit project, when interior spaces are being outfitted with fixtures, valves and faucets. Zurn Elkay's hygienic and environmental products include primarily sensor-operated flush valves marketed under the Aquaflush®, AquaSense® and AquaVantage® brand names, heavy-duty commercial faucets marketed under the AquaSpec® brand name, and flush valves and faucets marketed under the Hydro X Power® brand name. Innovative water conserving fixtures are marketed under the EcoVantage® and Zurn One® brand names. These products are commonly used in schools, hospitals, office buildings, airports, sports facilities, convention centers, shopping malls, restaurants, and industrial production buildings. The Zurn One Systems® integrate valve and/or faucet products with fixtures into complete, easily customizable plumbing systems, and thus provide a valuable time and cost-saving means of delivering institutional and commercial bathroom fixtures. The EcoVantage® fixture systems promote water-efficiency, health and hygiene and assist in achieving compliance with certain water conservation requirements, and generate savings for building owners in new construction and retrofit bathroom fixture installations.
Zurn Elkay's hygienic and environmental products also include stainless steel, quartz, fireclay-ceramic, and cast iron sinks marketed under the Elkay® brand name and stainless steel sinks and plumbing fixtures marketed under the JUST® brand name, as well as restroom partition systems and lockers, marketed under the Hadrian® brand name, which are primarily used in institutional and commercial end markets. The combination of Elkay's wide array of sinks recognized for their design, durability and aesthetics, World Dryer’s eco-friendly hand dryers, Just Manufacturing's stainless steel product portfolio, Hadrian’s partition systems and Zurn Elkay's water-efficient hygienic and environmental products allows us to deliver a bundle of products to our customers, what we believe is the most comprehensive hygienic and environmental content to new and existing buildings.
Acquisitions
Mergers and acquisitions are a critical part of the Zurn Elkay growth strategy. Our strategy is to grow strategically by acquiring leading companies in attractive markets with businesses that we believe will benefit from ZEBS to increase customer satisfaction, revenue growth and operating margins. In 2022, we completed the Elkay Merger, which expanded our product portfolio and presence in the end markets we serve; that transaction is further described below. The purchase price for this transaction is stated net of cash acquired and excludes transaction costs.
•July 1, 2022 - We completed the merger with Elkay, a market leader of drinking water solutions and commercial sinks which complements the offerings of our existing product portfolio. The final purchase price (after final purchase price adjustments) was $1,457.8 million. The purchase price included 51,378,504 shares of Zurn's common stock ($1,411.9 million based on Zurn's closing stock price of $27.48 per share on July 1, 2022), and $45.9 million of net cash payments for the repayment of Elkay's existing term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents balance at the time of closing. The number of shares issued in connection with the merger represented approximately 29% of outstanding shares immediately following the Merger.

Customers
Our water safety and control, flow systems, hygienic and environmental, and drinking water products are sold for new construction, remodeling and retrofit applications to customers in institutional, commercial, waterworks and residential end markets and are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation and siteworks industries. Our independent sales representatives work with building owners, engineers, architects, operators, contractors, and builders, to specify our products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with local market expertise to provide contractors with value-added service. We use approximately 1,100 independent sales representatives, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn®, Elkay®, JUST®, Hadrian®, and Wilkins® benefit from strong brand recognition, which is enhanced by a strong propensity to replace "like-for-like" products. The Company’s largest customer accounted for 19%, 20% and 22% of consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. No other customers account for more than 10% of consolidated net sales for the years ended December 31, 2024, 2023, or 2022.
Product Development
The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 160 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support.
Zurn Elkay has approximately 230 active patents in the United States and approximately 90 foreign active patents as of December 31, 2024. Product innovation is crucial in the institutional and commercial plumbing products markets because new products must continually be developed to meet specifications and regulatory demands as well as customer needs. Zurn Elkay's products are known in the industry for such innovation. Our innovation is focused on introducing products that provide incremental value to our end customer and help enable our customers to achieve their sustainability goals by focusing innovation on products that save water, use less energy, provide clean drinking water, reduce installation time, lower maintenance costs, and other sustainable attributes.
Our digital strategy for a customer productivity platform is based on the integration of innovative Industrial Internet of Things (IIoT) and e-commerce technologies with Zurn Elkay's leading portfolio of products. Our secure online portal, plumbSMART™, allows for real-time insights from our Connected Products including wireless monitoring of usage trends, water consumption, possible issues and alerts through digitally connected product solutions that can be retrofitted to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of their operations.
Suppliers and Raw Materials
The principal materials used in our manufacturing processes are commodities and components available from numerous sources. The key materials used in our manufacturing activities include: bronze, iron, brass, stainless steel, carbon steel, zinc, and engineered plastics. Our global sourcing strategy is to maintain alternate sources of supply for our important materials and components wherever possible.
Historically, we have been able to successfully source materials and consequently are not dependent on a single source for any significant raw material or component. As a result, we believe there is a readily available supply of materials in sufficient quantity from a variety of sources to serve both our short-term and long-term requirements. Additionally, we have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity supplies. We generally purchase our materials on the open market.
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
Backlog
Our backlog of unshipped orders was approximately $49 million and $51 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, our backlog is all expected to ship during the year ending December 31, 2025. See Item 1A Risk Factors of this report for more information on the risks associated with backlog.

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
Human Capital Management
As of December 31, 2024, we had approximately 2,500 employees, of whom approximately 1,900 were employed in the United States. Approximately 160 of our United States employees are represented by labor unions. We are currently party to four collective bargaining agreements in the United States with expiration dates in November 2026, October 2027, and January 2028. We believe we have a strong relationship with our employees, including those represented by labor unions.
Zurn Elkay strives to attract, retain and develop the talent necessary to meet our goals. Our Human Resources programs are designed to, among other aims, develop talent for critical roles and leadership positions, reward and support associates through competitive compensation and benefits, and promote the health and safety of our associates.
Associates: We are committed to fostering, cultivating and preserving a culture of inclusion and belonging where our associates are engaged and fulfilled. We recognize and value our associates for the unique perspectives they bring to Zurn Elkay – from different ages, ethnic and cultural backgrounds, sexual orientation, gender identity and expression, veteran status and abilities, including individuals who bring diverse opinions, experience and leadership styles to their work at Zurn Elkay.
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
Health and Safety: The safety of our associates is a top priority. To be our best and maintain integrity in everything we do, we strive to provide associates with the right tools and resources. Through continual training and engaging associates and visitors in addressing safety issues, we have reduced our Total Recordable Incident Rate ("TRIR") by 46% when compared to the combined Zurn Elkay rate for calendar year 2022, at the time of the Merger, and also reduced our Lost Time Incident Rate ("LTIR") by 70% over the same period. At 0.65 TRIR and 0.11 LTIR per 100 associates, we are better than best-in-class benchmarks. We are also committed to improving the holistic health and well-being of our associates and have various programs in place to provide information, activities and support for assisting healthy choices.
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
Some environmental laws and regulations impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on a potentially responsible party ("PRP") for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damage to natural resources. On occasion we are involved in such investigations and/or cleanup, and we have been named as a PRP in environmental matters and could be named in future matters.

We do not currently anticipate any significant additional expenditures related to maintaining compliance; however, due to the evolving nature of laws and regulations and changes thereto, there can be no assurance that current expenditures will be adequate or that violations will not occur.
Additional Information
The address of our principal executive office is 511 West Freshwater Way, Milwaukee, Wisconsin 53204. Our phone number is (855) 480-5050. Our website address is www.zurnelkay.com. We make available free of charge, on or through our website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of any materials that we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. In addition, our website includes (i) the charters for the Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and Sustainability Committee of our Board of Directors; (ii) our Corporate Governance Guidelines; and (iii) our Code of Business Conduct and Ethics. We will also post on our website any amendments to these documents, and information about any waivers granted to directors or executive officers with respect to our Code of Ethics. Our website and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS.
The risks described below are not the only risks facing Zurn Elkay. Additional risks and uncertainties not currently known to us, or those risks we currently view to be immaterial, may also materially and adversely affect our business, financial condition or results of operations. In addition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for further discussion of some of the factors that could affect future results. If any of these risks materialize, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
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
For example, sales to the construction industry are driven by trends in institutional, commercial, and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, employment rates, weather conditions, interest rates, credit standards and availability of consumer credit and income levels play a significant role in driving demand in institutional, commercial and residential construction, repair and remodeling sectors. A drop or weakness in consumer confidence, prolonged adverse weather conditions, lack of availability or increased cost of credit, tightened credit standards or increased unemployment could materially impact demand for sales of our products and/or result in downward pressure on product pricing and our profit margins, any or all of which could adversely affect our financial results.
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
We may be unable to realize intended benefits from our ongoing Supply Chain Optimization and Footprint Repositioning initiatives, restructuring and divestiture efforts, and as a result our profitability or our business otherwise might be adversely affected.
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
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During the year ended December 31, 2024, our top five customers accounted for approximately 39% of our consolidated net sales, with one customer accounting for 19% of consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us, whether because of bankruptcy, illiquidity, operational problems or otherwise, could have a significant adverse effect on our net sales, profitability and cash flow. As of December 31, 2024, all of our backlog was scheduled to ship during the year ending December 31, 2025.
We rely on independent distributors and independent sales representatives. Termination of one or more of our relationships with any of our key independent distributors and / or a substantial number of independent representatives could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We depend on 1,100 independent sales representatives and approximately 65 third-party warehouses to distribute our products. In fiscal 2024, our three largest independent distributors generated approximately 33% of our consolidated net sales with the largest accounting for 19% of consolidated net sales.
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
Our manufacturing processes depend on third parties for raw materials, in particular bronze, iron, brass, stainless steel, carbon steel, zinc, and engineered plastics. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. Also, trade wars or outbreaks of infectious diseases, could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. In addition to suppliers, we also rely on third party shippers to assist in transportation of our product throughout the supply chain. Reduced availability of transportation and the associated cost increases could adversely impact our profitability or operations.
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
The ongoing updates to our Enterprise Resource Planning ("ERP") systems, as well as failures of our data security and information technology infrastructure, cybersecurity breaches or misuse of artificial intelligence tools, could cause substantial business interruptions and adversely affect our business.
We continue to update our ERP systems across our Zurn Elkay operations. If these updates are ineffective, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance. Further, these updates may not result in the benefits we intend or be timely implemented.
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. In the regular course of our business, we also handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cybersecurity threats are becoming more complex. Like other companies, we have experienced, and will continue to experience, these types of threats; however, to date, we have not experienced a material threat or incident. In addition, at times a large percentage of our workforce may be working remotely, which may heighten these risks. While we have taken steps to maintain and enhance our cybersecurity by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and disaster recovery processes and backup systems, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate and our technology systems could be vulnerable to disability, failures or unauthorized access. Furthermore, continued geopolitical turmoil, including the Russia-Ukraine conflict, has heightened the risk of cyberattacks. As discussed further below, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our cybersecurity risks. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, misuse of artificial intelligence tools, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results.
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
Demand for our products is primarily driven by institutional and commercial construction activity, remodeling and retrofit opportunities, and to a lesser extent, new home starts. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, the frequency of which might be affected by climate change, could delay or halt construction and remodeling activity, which could have a negative effect on our business. For example, an unusually severe or prolonged winter can lead to reduced or delayed construction activity which could magnify the seasonal decline in our net sales and earnings during the winter months and hamper the typical seasonal increase in net sales and earnings during the spring months.

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
Future outbreaks of infectious diseases may result in widespread or localized health crises that adversely affect general commercial activity and the economies and financial markets of the countries and localities in which we operate, sell, and purchases goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, our suppliers, business partners and customers may also experience similar negative impacts from an outbreak of infectious disease. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. Also, we could in the future experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers may impact our sales and future operating results.
The unpredictable ebbing and flowing of new infectious diseases worldwide may continue to adversely impact our business, operations, suppliers and customers for the foreseeable future. Equally unpredictable are the responses of national and local governments and health authorities in affected regions to reduce community spread and protect employees, which may include mandatory shutdowns or limitations on all or certain types of business operations. The ultimate impact of an infectious disease outbreak on our business depends on the severity, location and duration of outbreaks, and the actions of government and health officials in response to the outbreaks, none of which is predictable at this time.
Artificial intelligence presents challenges that can impact our business by posing security risks to confidential or proprietary information and personal data.
The use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We may adopt and integrate artificial intelligence tools into our systems for specific use cases after review by our Legal and Information Security teams. Our vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to us. The providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to our reputation and the public perception of the effectiveness of our security measures. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.
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
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows. Our indebtedness could also have other important consequences with respect to our ability to manage and grow our business successfully.
We amended our credit facilities to switch from eurodollar loans based on LIBOR to term Secured Overnight Financing Rate (“SOFR”) loans. SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR. It is not possible to predict what effect the change to SOFR may have on our interest rates.
As indicated above, SOFR is a relatively new reference rate. Any failure of SOFR to gain market acceptance could cause it to be modified or discontinued. Our current credit facilities provide a mechanism for determining an alternative rate of interest upon the occurrence of certain events related to the discontinuance of SOFR. The change to SOFR or transition to other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose our future borrowings to less favorable rates. If the change to SOFR, or other alternative rates, results in increased alternative interest rates or if our lenders have increased costs due to such phase out or changes, then our debt that uses benchmark rates could be affected and, in turn, our cash flows and interest expense could be adversely impacted.
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
Our goodwill and intangible assets are valued at an amount that is high relative to our total assets and in excess of our stockholders' equity.
As of December 31, 2024, our goodwill and intangible assets totaled $794.2 million and $891.6 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we record any related charges, and financial condition.
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
Moreover, in recent years, the Organization for Economic Co-operation and Development (“OECD”) and member countries have been focused on taxation issues relating to multi-national companies. In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the OECD providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million; with any shortfall of the 15% minimum tax resulting in a related tax assessment ("Top-Up Tax"). The implementation of the Pillar 2 global minimum tax rules has begun to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries which has been enacted to date, the Company does not anticipate being subject to material Top-Up Taxes. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.
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
Our inability to achieve our sustainability strategy goals and targets could adversely impact our business, financial condition, results of operations or cash flows.
Achieving our sustainability strategy goals and targets included in our annual Sustainability Report may be impacted by factors such as availability of resources, technological advances, legislative and regulatory changes, and customer or supplier requirements, many of which are not in our control. We are committed to meeting these goals and targets, however, the inability to do so could adversely impact our business or financial condition. Also, changing standards for measuring and reporting on applicable sustainability metrics could result in increased costs and adversely impact our results of operations or cash flows. Additionally, if our sustainability strategy and initiatives are misaligned with evolving stakeholder expectations, it could negatively impact our reputation.
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
Following the Merger, the size of our business has increased significantly. Our future success will depend, in part, on our ability to continue to manage this expanded business, resulting in risks and uncertainties, including the need to efficiently and timely integrate the operations and business of Elkay, to combine systems and management controls, and to integrate relationships with customers, vendors and business partners.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Zurn Elkay’s management and Board recognize the importance of robust oversight of cybersecurity risk, information security, and technology risk in maintaining the trust and confidence of our customers, partners, employees, and stockholders. The Audit Committee, on behalf of the Board, oversees the Company’s material financial and other risk exposures, including risks related to cybersecurity. Our Board has extensive cybersecurity experience, including two members of the Audit Committee who have received a certificate in cybersecurity oversight from the Carnegie Mellon University Software Engineering Institute. Cybersecurity risk also is monitored, assessed and managed as part of the Company’s integrated Enterprise Risk Management program. A cybersecurity governance council, comprised of executive leaders, including the two members of the Audit Committee with cybersecurity experience, meets at least quarterly to review the Company’s cybersecurity program and its effectiveness. This cybersecurity governance council receives updates and reports from the Company’s global cybersecurity team (discussed below) on the cybersecurity program and its effectiveness relating to the prevention, detection, mitigation and remediation of cybersecurity incidents. The Chief Information Officer (CIO) provides periodic updates to the Audit Committee on any material initiatives and key updates on the cybersecurity program and its effectiveness, including any material threats. The CIO also provides an annual update regarding information security to the full Board. The CIO has more than 36 years of information technology experience, including approximately 18 years serving as a CIO.
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
As we have previously described in Item 1A, Risk Factors, there have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cybersecurity threats are becoming more complex. In addition, at times a large percentage of our workforce may be working remotely, which may heighten these risks. While we have taken steps to maintain and enhance our cybersecurity by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and disaster recovery processes and backup systems, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate and our technology systems could be vulnerable to disability, failures, or unauthorized access. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, misuse of artificial intelligence tools, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results. We are also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on us. We collect, store, access and otherwise process various types of confidential or sensitive data, including proprietary business information, personal data and other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs.

ITEM 2. PROPERTIES.
As of December 31, 2024, we had 27 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
USA
Arizona	1	—	46,100
California	2	157,500	186,100
Georgia	1	—	262,600
Illinois	4	590,500	286,800
North Carolina	5	392,200	415,500
Ohio	1	42,500	—
Pennsylvania	4	119,000	216,000
Texas	3	175,000	284,200
International
Canada	4	72,600	195,600
Mexico	1	106,100	—
United Arab Emirates	1	—	6,000
We believe our principal manufacturing and warehouse facilities are suitable for our operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 17, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

            *                *                *

Information about our Executive Officers
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	54	Chairman of the Board and Chief Executive Officer	2020
David J. Pauli	42	Chief Financial Officer	2024
Sudhanshu Chhabra	58	Vice President, Zurn Elkay Business Systems	2018
Jeffrey J. LaValle	46	Vice President, General Counsel and Corporate Secretary	2022
Mark W. Peterson	53	Chief Administrative Officer	2024
Jeffrey A. Schoon	43	President	2024
Michael D. Troutman	58	Chief Information Officer	2007
Information about the business experience of our executive officers during at least the past five fiscal years is as follows:
Todd A. Adams became our Chairman of the Board in 2020 and Chief Executive Officer in 2009. Mr. Adams joined us in 2004, and has served in various roles of increasing responsibility, including President and Chief Financial Officer.
David J. Pauli became our Chief Financial Officer in 2024. Mr. Pauli joined Zurn Elkay in 2012, and has served in various roles of increasing responsibility, including Vice President and Controller from 2016 to 2024, Vice President - Investor Relations since 2021, and a divisional CFO. Prior to joining Zurn Elkay, Mr. Pauli was with Deloitte. Mr. Pauli is a certified public accountant.
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
Mark W. Peterson became our Chief Administrative Officer in 2024. Mr. Peterson previously served as Senior Vice President and Chief Financial Officer from 2011 to 2024 and, prior to that, as Vice President and Controller of Zurn Elkay and as a divisional CFO since joining the Company in 2006.
Jeffrey A. Schoon became President of Zurn Elkay in 2024. Mr. Schoon previously served as Executive Vice President of Zurn Elkay since 2022 and previously served in various roles with our former Process & Motion Control business since 2010 (including as an employee of Regal Rexnord Corporation during portions of 2021 and 2022), and as Vice President General Manager of the Energy Division.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”. As of February 5, 2025, there were 24 holders of record of our common stock. A substantially greater number of holders of Zurn Elkay common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
On February 1, 2024, May 2, 2024, and July 25, 2024 our Board of Directors declared a quarterly cash dividend on our common stock of $0.08 per share. On October 23, 2024 and January 30, 2025 our Board of Directors declared a quarterly cash dividend on our common stock of $0.09 per share. The decision whether to continue to pay dividends in the future will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
In fiscal 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized has been expended or until it is modified or terminated by the Board. During the three and twelve months ended December 31, 2024, we repurchased approximately $20.3 million and $150.2 million, respectively, of our common stock. The remaining repurchase authority under the Repurchase Program at December 31, 2024 was $240.2 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
October 1 - October 31, 2024	227,728	$36.49	227,728	$252,236,711
November 1 - November 30, 2024	144,698	$39.25	144,698	$246,554,377
December 1 - December 31, 2024	161,142	$39.26	161,142	$240,224,683
Total/Average	533,568	$38.08	533,568

(1)See explanation of the Repurchase Program above.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, and our preceding nine-month transition period ended December 31, 2020. The graph assumes the value of the investment in our common stock and each index was $100 on March 31, 2020, and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Zurn Elkay's stock.

Cumulative Total Returns from March 31, 2020 to December 31, 2024

$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
3/31/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Zurn Elkay
S&P 500
S&P 1500 Industrials Index

	3/31/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Zurn Elkay Water Solutions Corporation (1)	$100	$174	$327	$190	$264	$335
S&P 500 Index	$100	$145	$184	$149	$185	$228
S&P 1500 Industrials Index	$100	$152	$184	$169	$200	$231

(1)Zurn Elkay Water Solutions Corporation historical prices were adjusted to reflect the impact of the Spin-Off Transaction that was completed on October 4, 2021.

ITEM 6.

[Reserved]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition includes periods prior to the acquisition of Elkay. Our financial performance includes the Elkay business subsequent to July 1, 2022, the date of the acquisition. Accordingly, the discussion and analysis does not reflect any impact of the Elkay transaction prior to the closing date.
We completed the spin-off of our Process & Motion Control platform ("PMC") on October 4, 2021 in the Spin-Off Transaction, and, accordingly, the results of operations and financial condition associated with PMC have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition is centered on the Zurn Elkay Water Solutions business excluding PMC. The consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 8, Note 4, Discontinued Operations for additional information on cash flows associated with the discontinued operations.
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
Recent Accounting Pronouncements. This section cites the discussion of new or revised accounting pronouncements and standards in Item 8, Note 2, Significant Accounting Policies of our consolidated financial statements.
Overview of Recent Developments. This section provides a description of the recent events impacting our results of operations.
Results of Operations. This section provides an analysis of our results of operations. In providing analysis of the results of our operations, we have provided a comparison of our year ended December 31, 2024 to the year ended December 31, 2023. A discussion of the financial performance for the year ended December 31, 2023 compared to December 31, 2022 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a discussion of certain restrictive covenants in our credit agreement.
Liquidity and Capital Resources. This section provides an analysis of our cash flows and year-to-year comparisons for our years ended December 31, 2024 and 2023, as well as a discussion of our indebtedness and its potential effects on our liquidity. A discussion of cash flows for the year ended December 31, 2023 compared to December 31, 2022 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K.
Contractual Obligations. This section provides a discussion of our commitments as of December 31, 2024.
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
The largest component of our cost of sales is cost of materials, which represented approximately 33% of net sales in the year ended December 31, 2024. We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bronze, iron, brass, stainless steel, carbon steel, zinc, and engineered plastics. We have a strategic sourcing program that is designed to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
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

Impairment of intangible assets and tangible fixed assets. The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. During the years ended December 31, 2024 and December 31, 2023, the Company recognized $7.4 million and $2.5 million of fixed asset impairment charges, respectively. The Company recognized no impairment charges during the during the year ended December 31, 2022.
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
During the fourth quarter of the year ended December 31, 2024, we completed our annual goodwill and intangible asset impairment tests and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the years ended December 31, 2024, 2023, or 2022. During the year ended December 31, 2024, we recorded a $0.6 million impairment charge related to an indefinite-lived tradename no longer used. No intangible asset impairment charges were recorded during the years ended December 31, 2023 or 2022.
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
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in our consolidated statements of operations during the fourth quarter of each fiscal year (or upon any re-measurement date). During the years ended December 31, 2024, 2023, and 2022, we recognized a non-cash actuarial gain from continuing operations of $1.4 million, $2.0 million, and $1.9 million, respectively, in connection with re-measurements of our plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost and the expected return on plan assets. See Item 8, Note 15, Retirement Benefits for additional information.
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
Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules has begun to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 1, 2023, the Financial Accounting Standards Board (“FASB”) indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries which has been enacted to date, the Company does not anticipate being subject to material Top-Up Taxes. The

Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of December 31, 2024 and 2023, our liability for unrecognized tax benefits was $1.8 million and $5.6 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOL’s”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain foreign NOL carryforwards and related deferred tax assets, and continues to maintain a partial valuation allowance against certain U.S. state NOL and tax credit carryforwards. As of December 31, 2024 and 2023, valuation allowances of $9.0 million and $12.0 million, respectively, were recorded against our deferred tax assets. See Item 8, Note 16, Income Taxes for additional information.
Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of accruals needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required accruals may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as change in strategy. See Item 8, Note 17, Commitments and Contingencies for additional information.
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
See Item 8, Note 17, Commitments and Contingencies for more information.

Elkay Merger
On July 1, 2022, we completed the Elkay Merger for a purchase price (after final purchase price adjustments) of $1,457.8 million. Elkay, a market leader of filtered drinking water solutions and commercial sinks, complements our existing product portfolio. The purchase price includes $1,411.9 million of our common stock based on the closing stock price of $27.48 per share on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, we issued 51,564,524 shares of our common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the six months ended June 30, 2023, we completed the final purchase price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to us as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned to us were canceled upon receipt. We incurred transaction-related costs of approximately $33.7 million for the twelve months ended December 31, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in the consolidated statements of operations.
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
The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the years ended December 31, 2024, 2023, and 2022 are included in the table below (in millions):

	Year Ended
	(1)	(1)	(2)
	December 31, 2024	December 31, 2023	December 31, 2022
Selling, general and administrative income	(0.7)	(8.4)	(2.9)
Income from discontinued operations before income tax	0.7	8.4	2.9

Income tax benefit	0.6	0.1	1.8
Income from discontinued operations, net of tax	$1.3	$8.5	$4.7
____________________
(1)Selling, general and administrative income for the years ended December 31, 2024 and 2023 include the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
(2)Results of operations for the year ended December 31, 2022 include the release of certain accruals as a result of costs we are obligated to under indemnification being lower than original estimates.
See Item 8, Note 4, Discontinued Operations for more information.
Restructuring and Other Similar Charges
During the year ended December 31, 2024, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.
We recorded restructuring charges of $13.5 million, $15.3 million and $15.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. See Item 8, Note 5, Restructuring and Other Similar Charges for more information.

Results of Operations
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Net sales
(Dollars in Millions)

	Year Ended
	December 31, 2024	December 31, 2023	Change	% Change
Net sales	$1,566.5	$1,530.5	$36.0	2.4%

Net sales were $1,566.5 million for the year ended December 31, 2024, a 2.4% increase year over year. Core sales growth of 3%, including growth in nearly all product categories, was offset by a 100 basis point impact from the planned exit of certain residential sink products.
Income from operations
(Dollars in Millions)

	Year Ended
	December 31, 2024	December 31, 2023	Change	% Change
Income from operations	$244.6	$191.4	$53.2	27.8%
% of net sales	15.6%	12.5%	3.1%
Income from operations was $244.6 million for the year ended December 31, 2024, or 15.6% of net sales, compared to income from operations of $191.4 million, or 12.5% of net sales, for the year ended December 31, 2023. Income from operations as a percentage of net sales increased by 310 basis points year over year due to the benefits resulting from productivity synergies and restructuring actions related to the Elkay Merger, as well as lower material costs and restructuring costs. The prior year also included a $11.4 million loss on divestiture of asbestos liabilities and certain assets. See Item 8, Note 17, Commitments and Contingencies for more information.
Interest expense, net
Interest expense, net was $33.1 million for the year ended December 31, 2024 compared to $38.5 million for the year ended December 31, 2023. The decrease in interest expense, net as compared to the prior year period is due to interest earned on higher cash balances and reduced interest expense due to the prior year voluntary prepayment on the Term Loan of $60.0 million. See Item 8, Note 11, Long-Term Debt for more information.
Loss on extinguishment of debt
There was no loss on the extinguishment of debt recognized for the year ended December 31, 2024. During the year ended December 31, 2023, we recognized a $0.9 million loss on the extinguishment of debt in connection with the write off of a portion of the unamortized debt issuance costs due to a $60.0 million Term Loan voluntary prepayment. See Item 8, Note 11, Long-Term Debt for more information.
Actuarial gain on pension and other postretirement benefit obligations
Actuarial gain on pension and other postretirement benefit obligations for the year ended December 31, 2024, was $1.4 million compared to a gain of $2.0 million for the year ended December 31, 2023. The non-cash actuarial gain recognized for the year ended December 31, 2024, was primarily due to a combination of discount rate increases coupled with demographic and claims gains experienced during 2024 that were reflected in the other post-retirement benefit plans. These gains were partially offset by an increase in the medical cost growth assumption from the prior measurement. The non-cash actuarial gain recognized for the year ended December 31, 2023, was primarily due to demographic gains experienced during 2023 that were reflected in other postretirement benefits plans. In addition, the post 65 medical provider options changed resulting in much lower premiums for the plans. Those gains were partially offset by a decrease in the discount rate from the prior measurement. See Item 8, Note 15, Retirement Benefits for more information.

Other income (expense), net
Other expense, net for the year ended December 31, 2024, was $5.9 million compared to other expense, net of $7.2 million for the year ended December 31, 2023. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by income recognized in connection with an insurance settlement in the prior year, partly offset by accruals for estimated environmental remediation costs in the prior year, foreign currency gains and lower defined benefit plan costs in the current year.
Provision for income taxes
The income tax provision for the year ended December 31, 2024 was $48.1 million, or an effective tax rate of 23.2%. The effective income tax rate for the year ended December 31, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The income tax provision for the year ended December 31, 2023 was $42.6 million, or an effective tax rate of 29.0%. The effective income tax rate for the year ended December 31, 2023 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes, the nondeductible loss on divestiture of asbestos liabilities and certain assets and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
Net income from continuing operations
Our net income from continuing operations for the year ended December 31, 2024, was $158.9 million, compared to net income from continuing operations of $104.2 million for the year ended December 31, 2023, as a result of the factors described above. Diluted net income per share from continuing operations was $0.91 per share for the year ended December 31, 2024, as compared to $0.59 per share for the year ended December 31, 2023.
Net income
Net income for the year ended December 31, 2024, was $160.2 million compared to $112.7 million for the year ended December 31, 2023. Diluted net income per share was $0.92 per share for the year ended December 31, 2024, compared to $0.64 per share for the year ended December 31, 2023. Income from discontinued operations, net of tax, was $1.3 million for the year ended December 31, 2024 compared to $8.5 million for the year ended December 31, 2023. The year-over-year change in net income is primarily the result of the factors described above.

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
Core sales
Core sales excludes the impact of mergers and acquisitions, divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of mergers and acquisitions and divestitures because the nature, size and number of mergers and acquisitions and divestitures can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2024, is presented in the table in the Covenant Compliance section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. We reported net income in the year ended December 31, 2024, of $160.2 million and Adjusted EBITDA for the same period of $390.4 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.0 to 1.0 as of the end of each fiscal quarter. As of December 31, 2024, our Net First Lien Leverage Ratio was 0.86 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the year ended December 31, 2024.

(in millions)	Year Ended December 31, 2024
Net income	$160.2
Income from discontinued operations, net of tax (1)	(1.3)
Provision for income taxes	48.1
Actuarial gain on pension and other postretirement benefit obligations	(1.4)
Other expense, net (2)	5.9
Interest expense, net	33.1
Depreciation and amortization	88.3
EBITDA	332.9
Adjustments to EBITDA
Restructuring and other similar charges (3)	13.5
Stock-based compensation expense	37.9
LIFO (4)	5.5
Other, net (5)	0.6
Subtotal of adjustments to EBITDA	57.5
Adjusted EBITDA	390.4
Consolidated indebtedness (6)	$336.4
Net First Lien Leverage Ratio (7)	0.86
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
(5)Other, net consists of gains and losses on the disposition of long-lived assets in accordance with the terms of our credit agreement.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $159.2 million (as defined by the credit agreement) at December 31, 2024.
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
As of December 31, 2024, we had $198.0 million of cash and cash equivalents and $188.7 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2024, the available borrowings under our credit facility were reduced by $11.3 million due to outstanding letters of credit. As of December 31, 2023, we had $136.7 million of cash and cash equivalents and $189.0 million of additional borrowing capacity. As of December 31, 2023, the available borrowings under our credit facility were reduced by $11.0 million, due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for expected short-term and long-term needs.
Cash Flows
The consolidated statements of cash flows for the year ended December 31, 2024, December 31, 2023, and December 31, 2022 have not been adjusted to separately disclose cash flows related to the discontinued operations. Refer to Item 8, Note 4, Discontinued Operations for further information.

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Net cash provided by operating activities in the year ended December 31, 2024, was $293.5 million compared to $253.9 million in the year ended December 31, 2023 due to higher net income, lower use of cash for trade working capital as well as benefits generated from ongoing productivity actions.
Cash used for investing activities was $20.2 million in the year ended December 31, 2024 compared to $4.6 million in the year ended December 31, 2023. Investing activities in the year ended December 31, 2024, included $21.8 million of capital expenditures, which were partially offset by the receipt of $1.6 million from the sale of certain long-lived assets. Investing activities for the year ended December 31, 2023, included $21.3 million of capital expenditures, which were partially offset by the receipt of $9.0 million in connection with an insurance settlement and $7.7 million from the sale of certain long-lived assets.
Cash used for financing activities was $207.5 million in the year ended December 31, 2024 compared to $239.2 million in the year ended December 31, 2023. Financing activities in the year ended December 31, 2024 included $56.6 million of cash for the payment of dividends on our common stock, $150.2 million of cash for repurchases of our common stock, $0.8 million of net cash payments on outstanding debt, and $8.6 million of cash used for the payment of withholding taxes on employees' share-based payment awards, which were partially offset by $8.7 million of net cash proceeds associated with stock option exercises and Employee Stock Purchase Plan ("ESPP") contributions. Financing activities in the year ended December 31, 2023 included $50.4 million of cash for the payment of dividends on our common stock, $125.1 million of cash for repurchases of our common stock, $64.9 million of net cash payments on outstanding debt, and $3.1 million of cash used for the payment of withholding taxes on employees' share-based payment awards, which were partially offset by $4.3 million of net cash proceeds associated with stock option exercises.
Indebtedness
As of December 31, 2024 we had $495.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2024	Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$475.0	$—	$475.0
Finance leases	20.6	0.8	19.8
Total	$495.6	$0.8	$494.8
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $5.4 million at December 31, 2024.
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
Approximately 11% of our sales originated outside of the United States in the year ended December 31, 2024. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2024, stockholders' equity decreased by $10.0 million from December 31, 2023 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of December 31, 2024, the result would have decreased stockholders' equity by approximately $11.5 million.
As of December 31, 2024, we had not entered into foreign currency forward contracts.
Interest Rate Risk
Our indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2024, our outstanding borrowings under the term loan facility were $475.0 million (net of $5.4 million unamortized debt issuance costs) and bore a weighted-average effective interest rate of 6.42%, determined as Term SOFR (subject to a 0.5% floor), plus a Term SOFR adjustment of 0.115%, plus an applicable margin of 2.00%. During the year ended December 31, 2024, the weighted-average interest rate was 7.28%.
Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities bear interest at Term SOFR (subject to a 0.5% floor), plus a Term SOFR adjustment plus an applicable margin. Therefore, a 100 basis point increase in Term SOFR above where it closed as of December 31, 2024 would increase the annual interest expense under our term loan facility by approximately $4.9 million.
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
Index to Financial Statements
Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Financial Statements
As of December 31, 2024 and 2023 and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zurn Elkay Water Solutions Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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

Pension Benefit Obligation
Description of the Matter
At December 31, 2024, the Company’s projected benefit obligation related to its pension plans was $210.6 million and exceeded the fair value of pension plan assets of $203.0 million, resulting in an unfunded defined benefit pension obligation of $7.6 million. As explained in Note 15 of the consolidated financial statements, the Company remeasures the pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions. Auditing the pension obligations was complex and required the involvement of specialists as a result of the complex nature of the actuarial assumptions, such as discount rates and mortality rates used in the Company’s annual remeasurement process. These assumptions had a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the projected benefit obligation. For example, we tested the Company’s controls over management’s review of the significant assumptions utilized in the valuation, including discount and mortality rates. To test the projected benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We evaluated the change in the projected benefit obligation from the prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, and other activities. In addition, we involved our actuary to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefit payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. To evaluate the mortality rates, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
February 10, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Zurn Elkay Water Solutions Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zurn Elkay Water Solutions Corporation and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 10, 2025

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$198.0	$136.7
Receivables, net	202.2	210.2
Inventories, net	272.6	277.6
Income taxes receivable	19.6	17.0
Other current assets	29.7	26.3
Total current assets	722.1	667.8
Property, plant and equipment, net	164.0	180.3
Intangible assets, net	891.6	952.4
Goodwill	794.2	796.0
Other assets	76.6	70.5
Total assets	$2,648.5	$2,667.0
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.8	$0.9
Trade payables	71.7	56.4
Compensation and benefits	37.9	30.5
Current portion of pension and other postretirement benefit obligations	1.2	1.3
Other current liabilities	136.2	131.8
Total current liabilities	247.8	220.9

Long-term debt	494.8	494.4
Pension and other postretirement benefit obligations	14.1	36.6
Deferred income taxes	196.5	210.0
Operating lease liability	43.3	37.3
Other liabilities	65.2	65.0
Total liabilities	1,061.7	1,064.2

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 170,308,023 at December 31, 2024 and 172,262,163 at December 31, 2023	1.7	1.7
Additional paid-in capital	2,828.2	2,847.0
Retained deficit	(1,168.7)	(1,178.2)
Accumulated other comprehensive loss	(74.4)	(67.7)
Total stockholders' equity	1,586.8	1,602.8
Total liabilities and stockholders' equity	$2,648.5	$2,667.0

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net sales	$1,566.5	$1,530.5	$1,281.8
Cost of sales	859.5	882.4	816.3
Gross profit	707.0	648.1	465.5
Selling, general and administrative expenses	389.8	371.3	309.0
Restructuring and other similar charges	13.5	15.3	15.4
Loss on divestiture of asbestos liabilities and certain assets	—	11.4	—
Amortization of intangible assets	59.1	58.7	34.0
Income from operations	244.6	191.4	107.1
Non-operating expense:
Interest expense, net	(33.1)	(38.5)	(26.9)
Loss on the extinguishment of debt	—	(0.9)	—
Actuarial gain on pension and other postretirement benefit obligations	1.4	2.0	1.9
Other income (expense), net	(5.9)	(7.2)	1.7
Income before income taxes	207.0	146.8	83.8
Provision for income taxes	(48.1)	(42.6)	(26.8)
Net income from continuing operations	158.9	104.2	57.0
Income from discontinued operations, net of tax	1.3	8.5	4.7
Net income	$160.2	$112.7	$61.7

Basic net income per share:
Continuing operations	$0.92	$0.60	$0.38
Discontinued operations	$0.01	$0.05	$0.03
Net income	$0.93	$0.65	$0.41
Diluted net income per share:
Continuing operations	$0.91	$0.59	$0.37
Discontinued operations	$0.01	$0.05	$0.03
Net income	$0.92	$0.64	$0.40
Weighted-average number of common shares outstanding (in thousands):
Basic	171,686	174,251	151,581
Effect of dilutive equity awards	2,973	3,008	2,256
Diluted	174,659	177,259	153,837
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net income	$160.2	$112.7	$61.7
Other comprehensive income (loss):
Foreign currency translation and other adjustments	(10.0)	3.6	(4.2)
Change in pension and other postretirement defined benefit plans, net of tax	3.3	3.7	4.1
Other comprehensive income (loss), net of tax	(6.7)	7.3	(0.1)
Total comprehensive income	$153.5	$120.0	$61.6

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2021	$1.3	$1,436.9	$(1,236.9)	$(74.9)	$126.4
Net income	$—	$—	$61.7	$—	$61.7
Foreign currency translation and other adjustments	—	—	—	(4.2)	(4.2)
Change in pension and other postretirement defined benefit plans, net of $2.2 million of income tax	—	—	—	4.1	4.1
Total comprehensive income (loss)	—	—	61.7	(0.1)	61.6
Stock-based compensation expense	—	23.2	—	—	23.2
Proceeds from exercise of stock options	—	2.5	—	—	2.5
Taxes withheld and paid on employees' share-based payment awards	—	(0.7)	—	—	(0.7)
Repurchase of common stock (1)	—	—	(24.7)	—	(24.7)
Proceeds associated with divestiture of discontinued operations	—	—	35.0	—	35.0
Elkay Merger (2)	0.5	1,416.5	—	—	1,417.0
Common stock dividends ($0.20 per share)	—	(25.3)	—	—	(25.3)
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Net income	$—	$—	$112.7	$—	$112.7
Foreign currency translation and other adjustments	—	—	—	3.6	3.6
Change in pension and other postretirement defined benefit plans, net of $1.2 million of income tax	—	—	—	3.7	3.7
Total comprehensive income	—	—	112.7	7.3	120.0
Stock-based compensation expense	—	41.6	—	—	41.6
Proceeds from exercise of stock options	—	4.3	—	—	4.3
Taxes withheld and paid on employees' share-based payment awards	—	(3.1)	—	—	(3.1)
Repurchase of common stock (1)	(0.1)	—	(126.0)	—	(126.1)
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock dividends ($0.29 per share)	—	(43.8)	—	—	(43.8)
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Net income	$—	$—	$160.2	$—	$160.2
Foreign currency translation and other adjustments	—	—	—	(10.0)	(10.0)
Change in pension and other postretirement defined benefit plans, net of $1.1 million of income tax	—	—	—	3.3	3.3
Total comprehensive income	—	—	160.2	(6.7)	153.5
Stock-based compensation expense	—	37.9	—	—	37.9
Proceeds from exercise of stock options and ESPP contributions	—	8.6	—	—	8.6
Taxes withheld and paid on employees' share-based payment awards	—	(8.6)	—	—	(8.6)
Repurchase of common stock (1)	—	—	(150.7)	—	(150.7)
Common stock dividends ($0.33 per share)	—	(56.7)	—	—	(56.7)
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
____________________
(1)    During the years ended December 31, 2024, 2023, and 2022, the Company repurchased and canceled 4.7 million shares, 5.3 million shares and 1.1 million shares of common stock at a total cost of $150.2 million, $125.0 million and $24.7 million at an average price of $31.81, $23.66 and $23.00 per share, respectively. For the years ended December 31, 2024 and 2023, the Company recognized $0.5 million and $1.0 million of excise tax on the repurchases, respectively. See Note 18, Common Stock Repurchases for additional information.
(2)    Refer to Note 3, Acquisitions for additional information regarding the Elkay Merger.
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating activities
Net income	$160.2	$112.7	$61.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29.2	29.2	20.5
Amortization of intangible assets	59.1	58.7	34.0
Non-cash restructuring charges	8.0	2.5	—
Loss on divestiture of asbestos liabilities and certain assets	—	9.3	—
Divestiture of asbestos liabilities and certain assets	—	(13.0)	—
Loss (gain) on dispositions of long-lived assets	0.6	(2.7)	0.3
Deferred income taxes	(14.8)	(4.2)	0.5
Other non-cash expenses	5.1	1.9	4.8
Actuarial gain on pension and other postretirement benefit obligations	(1.4)	(2.0)	(1.9)
Loss on the extinguishment of debt	—	0.9	—
Stock-based compensation expense	37.9	40.0	25.0
Changes in operating assets and liabilities:
Receivables, net	6.3	10.1	15.5
Inventories, net	2.7	65.0	(17.6)
Other assets	1.4	2.5	36.5
Accounts payable	15.8	(60.8)	(18.3)
Accruals and other	(16.6)	3.8	(64.0)
Cash provided by operating activities	293.5	253.9	97.0

Investing activities
Expenditures for property, plant and equipment	(21.8)	(21.3)	(7.6)
Acquisitions, net of cash acquired	—	—	(44.8)
Proceeds from dispositions of long-lived assets	1.6	7.7	1.3
Proceeds from insurance claims	—	9.0	9.5
Proceeds associated with divestiture of discontinued operations	—	—	35.0
Cash used for investing activities	(20.2)	(4.6)	(6.6)

Financing activities
Proceeds from borrowings of debt	—	13.0	102.0
Repayments of debt	(0.8)	(77.9)	(107.7)
Proceeds from exercise of stock options and ESPP contributions	8.7	4.3	2.5
Taxes withheld and paid on employees' share-based payment awards	(8.6)	(3.1)	(0.7)
Repurchase of common stock	(150.2)	(125.1)	(24.7)
Payment of common stock dividends	(56.6)	(50.4)	(32.5)
Cash used for financing activities	(207.5)	(239.2)	(61.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.5)	1.8	(1.1)
Increase in cash, cash equivalents and restricted cash	61.3	11.9	28.2
Cash, cash equivalents and restricted cash at beginning of period (1)	136.7	124.8	96.6
Cash, cash equivalents and restricted cash at end of period (1)	$198.0	$136.7	$124.8
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories.
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

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
As a result of the Spin-Off Transaction, in accordance with the authoritative guidance, the operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows for the year ended December 31, 2024, December 31, 2023, and December 31, 2022 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 4, Discontinued Operations for additional information.
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
Receivables
Receivables are stated net of allowances for doubtful accounts of $1.8 million at December 31, 2024, and $3.1 million at December 31, 2023. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The percentage of the Company’s total inventories valued using the "last-in, first-out" (LIFO) method was 94% and 92% at December 31, 2024 and 2023, respectively. All remaining inventories are valued using the "first-in, first-out" (FIFO) method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $11.6 million, $3.4 million and $0.8 million, during the years ended December 31, 2024, 2023, and 2022, respectively.

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
During the fourth quarter of the year ended December 31, 2024, the Company completed its annual goodwill and intangible asset impairment tests and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the years ended December 31, 2024, 2023, or 2022. During the year ended December 31, 2024, we recorded a $0.6 million impairment charge related to an indefinite-lived tradename no longer used. No intangible asset impairment charges were recorded during the years ended December 31, 2023 or 2022.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. During the years ended December 31, 2024 and December 31, 2023, the Company recognized $7.4 million and $2.5 million of fixed asset impairment charges, respectively. The Company recognized no impairment charges during the during the year ended December 31, 2022. Impairments are determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviews and considers input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 12, Fair Value Measurements for additional information.
Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of period	$4.7	$4.2	$1.3
Acquired obligations	—	—	3.5
Charged to operations	3.0	2.4	1.6
Claims settled	(2.8)	(1.9)	(2.2)
Balance at end of period	$4.9	$4.7	$4.2
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
The Company is subject to income taxes in the United States and multiple foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there is inherent uncertainty in quantifying the ultimate tax outcome of all the numerous transactions and required calculations relating to the Company’s tax positions. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to uncertain tax positions for income tax reporting purposes and financial reporting purposes. The Company has established a reserve for interest and penalties, as applicable, for uncertain tax positions and it is recorded as a component of the overall income tax provision.
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
The computation for diluted net income per share for the years ended December 31, 2024, 2023, and 2022 excludes 0.2 million, 0.3 million and 0.4 million common shares due to their anti-dilutive effects, respectively.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2024, 2023, and 2022 are as follows (in millions):

	Foreign Currency Translation and Other Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2021	$(70.9)	$(4.0)	$(74.9)
Other comprehensive (loss) income before reclassifications	$(4.2)	$4.1	$(0.1)
Balance at December 31, 2022	$(75.1)	$0.1	$(75.0)
Other comprehensive income before reclassifications	$3.6	$3.7	$7.3
Balance at December 31, 2023	$(71.5)	$3.8	$(67.7)
Other comprehensive (loss) income before reclassifications	$(10.0)	$3.3	$(6.7)
Balance at December 31, 2024	$(81.5)	$7.1	$(74.4)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the years ended December 31, 2024, 2023, and 2022.
Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction (gains) losses are included in other income (expense), net in the consolidated statements of operations and totaled $0.8 million, $(0.9) million and $(1.0) million for the years ended December 31, 2024, 2023, and 2022, respectively.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $18.1 million, $18.4 million and $12.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $25.9 million, $23.7 million and $18.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments and trade accounts receivable.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update 2023-09 “Income Taxes (Topic 470): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.

3. Acquisitions
Year Ended December 31, 2022
On July 1, 2022, the Company completed the Elkay Merger for a purchase price (after final purchase price adjustments) of $1,457.8 million. Elkay, a market leader of drinking water solutions and commercial sinks, complements the Company's existing product portfolio. The purchase price includes $1,411.9 million of Zurn's common stock based on Zurn's closing stock price of $27.48 per share on July 1, 2022, and $45.9 million of net cash payments for the repayment of Elkay's term loan and Elkay's transaction related costs outstanding that were in excess of Elkay's cash and cash equivalents at the time of closing. Pursuant to the terms of the merger agreement, the Company issued 51,564,524 shares of its common stock, which represented approximately 29% of outstanding shares immediately following the Merger. During the six months ended June 30, 2023, the Company completed the final purchase price adjustments and the adjusted purchase price is reflected in the purchase price amounts above, following the return of 186,020 of the shares issued at closing to the Company as a result of lower working capital and cash balances at closing compared to targets stipulated in the merger agreement. The shares returned to the Company were canceled upon receipt. The Company incurred transaction-related costs of approximately $33.7 million for the twelve months ended December 31, 2022. These costs were associated with legal and professional services and were recognized as selling, general and administrative expenses in the consolidated statements of operations.
In accordance with the merger agreement, at closing the Company increased the size of its Board of Directors to eleven members and appointed two directors designated by Elkay. As of December 31, 2024, the Board consisted of ten members, including one director designated by Elkay. Zurn senior management immediately prior to the consummation of the Elkay Merger remained as the executive officers of the Company immediately after the Elkay Merger. The Company's management determined that the Company is the accounting acquirer in the Elkay Merger based on the facts and circumstances noted within this section and other relevant factors. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of the Elkay business, which have been measured at estimated fair value as of the date of the business combination. The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes.
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

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the financial results from continuing operations for the year ended December 31, 2022 as if the Elkay Merger had occurred on January 1, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, and (iii) the estimated income tax effect on the pro forma adjustments. Expenses in the year ended December 31, 2022 include $33.7 million of transaction costs and other one-time non-recurring costs and $18.3 million of cost of sales related to the inventory valuation adjustment. The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of the Elkay Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Elkay Merger been completed as of the date indicated or the results that may be obtained in the future.

Year Ended
December 31, 2022
Net sales	$1,580.5
Net income from continuing operations	$37.6
Earnings per share from continuing operations
Basic	$0.25
Assuming dilution	$0.24

For the period from July 1, 2022 through December 31, 2022, Elkay had net sales and a net loss of $264.4 million and $11.5 million, respectively, which include the impact of purchase accounting adjustments, and are included in the consolidated statements of operations for the period from July 1, 2022 through December 31, 2022.
4. Discontinued Operations
During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022 have not been adjusted to separately disclose cash flows related to the discontinued operations. During the year ended December 31, 2022, the Company received $35.0 million from Regal Rexnord Corporation as a result of the final working capital and cash balances at closing exceeding the targets stipulated in the Spin-Off Transaction agreement.

The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the years ended December 31, 2024, 2023, and 2022 are included in the table below (in millions):

	Year Ended
	(1)	(1)	(2)
	December 31, 2024	December 31, 2023	December 31, 2022
Selling, general and administrative income	(0.7)	(8.4)	(2.9)
Income from discontinued operations before income tax	0.7	8.4	2.9

Income tax benefit	0.6	0.1	1.8
Income from discontinued operations, net of tax	$1.3	$8.5	$4.7
____________________
(1)Selling, general and administrative income for the years ended December 31, 2024 and 2023 include the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
(2)Results of operations for the year ended December 31, 2022 include the release of certain accruals as a result of costs the Company is obligated to under indemnification being lower than original estimates.
The consolidated statements of cash flows for the periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. However, the significant investing cash flows and other significant non-cash operating items associated with the discontinued operations were as follows (in millions):

Year Ended
December 31, 2022
Net payments from divestiture of discontinued operations	$35.0

5. Restructuring and Other Similar Charges
During the year ended December 31, 2024, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions, including Elkay, on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges incurred during the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Employee termination benefits	$2.1	$3.4	$13.6
Asset impairment charges	8.0	2.5	—
Contract termination and other associated costs	3.4	9.4	1.8
Total restructuring and other similar charges	$13.5	$15.3	$15.4

Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2024)			Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2024)
Employee termination benefits			$35.9
Asset impairment charges			10.5
Contract termination and other associated costs			21.9
Total restructuring and other similar charges			$68.3
The following table summarizes the activity in the Company's accrual for restructuring and other similar charges for the years ended December 31, 2024 and 2023 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2022	$7.8	$—	$1.2	$9.0
Charges	3.4	2.5	9.4	15.3
Cash payments	(10.5)	—	(10.0)	(20.5)
Non-cash charges	—	(2.5)	—	(2.5)
Accrued restructuring costs, December 31, 2023 (1)	$0.7	$—	$0.6	$1.3
Charges	2.1	8.0	3.4	13.5
Cash payments	(1.7)	—	(3.9)	(5.6)
Non-cash charges	—	(8.0)	—	(8.0)
Accrued restructuring costs, December 31, 2024 (1)	$1.1	$—	$0.1	$1.2
____________________
(1)    As of December 31, 2024 and December 31, 2023, the accrual for restructuring and other similar charges is included in other current liabilities in the consolidated balance sheets.

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

	Year Ended
Customer Type	December 31, 2024	December 31, 2023	December 31, 2022
Institutional	$740.5	$690.5	$517.7
Commercial	451.1	443.1	373.7
All other	374.9	396.9	390.4
Total	$1,566.5	$1,530.5	$1,281.8

	Year Ended
Geography	December 31, 2024	December 31, 2023	December 31, 2022
United States	$1,428.9	$1,410.1	$1,171.8
Canada	90.1	78.7	75.1
Rest of world	47.5	41.7	34.9
Total	$1,566.5	$1,530.5	$1,281.8
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of December 31, 2024 and December 31, 2023 were not material.
Backlog
The Company had backlog of $48.8 million and $50.8 million as of December 31, 2024, and December 31, 2023, respectively, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 100% of the backlog as revenue in the year ending December 31, 2025.
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

Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2024 and December 31, 2023, the contract assets capitalized are not significant. During the years ended December 31, 2024, 2023, and 2022, contract asset amortization was not significant and no impairment losses were recognized.
7. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2024	December 31, 2023
Finished goods	$228.7	$224.8
Work in progress	12.1	11.5
Raw materials	44.8	48.8
Inventories at First-in, First-Out ("FIFO") cost	285.6	285.1
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(13.0)	(7.5)
	$272.6	$277.6

8. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	December 31, 2024	December 31, 2023
Land	$13.5	$14.1
Buildings and improvements	103.5	108.5
Machinery and equipment	123.8	114.6
Computer hardware and software	30.4	28.0
Construction in-progress	15.4	18.0
	286.6	283.2
Less accumulated depreciation	(122.6)	(102.9)
	$164.0	$180.3

9. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended December 31, 2024 and 2023 consisted of the following (in millions):

Net carrying amount as of December 31, 2022	$777.0
Purchase accounting adjustments (1)	19.0
Net carrying amount as of December 31, 2023	$796.0
Currency translation adjustments	(1.8)
Net carrying amount as of December 31, 2024	$794.2
______________________
(1)Refer to Note 3, Acquisitions for additional information regarding acquisitions.
Total cumulative goodwill impairment charges as of December 31, 2024 and 2023 were $337.1 million.

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2024 and December 31, 2023 consisted of the following (in millions):

		December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$27.4	$(22.9)	$4.5
Customer relationships (including distribution network)	16 years	1,066.9	(398.1)	668.8
Tradenames	19 years	156.7	(24.7)	132.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,337.3	$(445.7)	$891.6

		December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$26.4	$(22.8)	$3.6
Customer relationships (including distribution network)	16 years	1,070.4	(348.8)	721.6
Tradenames	19 years	156.8	(16.7)	140.1
Intangible assets not subject to amortization - trademarks and tradenames		87.1	—	87.1
Total intangible assets, net	16 years	$1,340.7	$(388.3)	$952.4
Intangible asset amortization expense totaled $59.1 million, $58.7 million and $34.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no acquired intangibles in 2024 or 2023. Customer relationships and tradenames acquired during the year ended December 31, 2022 were assigned a weighted-average useful life of 16 years and 20 years, respectively.
During the year ended December 31, 2024, the Company recorded a $0.6 million impairment charge related to an indefinite-lived tradename no longer used.
The Company expects to recognize amortization expense on intangible assets subject to amortization of $58.6 million in 2025, $58.4 million in 2026, $58.4 million in 2027, $58.4 million in 2028, and $58.4 million in 2029.

10. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2024	December 31, 2023
Commissions	$9.2	$8.6
Current portion of operating lease liability (1)	12.7	10.6
Income taxes payable	2.3	3.5
Professional fees	1.6	0.6
Product warranty (2)	4.9	4.7
Restructuring and other similar charges (3)	1.2	1.3
Risk management (4)	5.5	5.2
Sales rebates	73.2	70.8
Tax indemnities	12.2	13.8
Taxes, other than income taxes	2.9	3.7
Other	10.5	9.0
	$136.2	$131.8
___________________
(1)See more information related to leases within Note 13, Leases.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)See more information related to the restructuring obligations balance within Note 5, Restructuring and Other Similar Charges.
(4)Includes projected liabilities related to losses arising from automobile, general, environmental, worker's compensation, and product liability claims.

11. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2024	December 31, 2023
Term loan (1)	$475.0	$473.6
Finance leases (2)	20.6	21.7
Total	495.6	495.3
Less current maturities	0.8	0.9
Long-term debt	$494.8	$494.4
____________________
(1)Includes unamortized debt issuance costs of $5.4 million and $6.8 million at December 31, 2024 and December 31, 2023, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2024, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
Term Debt
The Credit Agreement provides for the issuance of a term loan facility in an aggregate principal amount of $550.0 million. The proceeds of the Term Loan were, together with the dividend received by the Company in connection with the Spin-Off Transaction and cash on hand, used to (i) repay in full the aggregate principal amount outstanding of the Prior Term Loan, together with accrued interest thereon, (ii) redeem the $500 million of outstanding principal amount of the 4.875% Senior Notes due 2025, and (iii) pay related fees and expenses.
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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and

SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.86 to 1.00 as of December 31, 2024 and therefore the applicable rate is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.

At December 31, 2024 and December 31, 2023, the borrowings under the Term Loan had weighted-average effective interest rates of 6.42% and 7.47%, respectively. During the year ended December 31, 2024 and December 31, 2023, the borrowings under the Term Loan had weighted-average effective interest rates of 7.28% and 7.09%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.86 to 1.00 as of December 31, 2024. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee is 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee is 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.

At December 31, 2024 and December 31, 2023, there were no amounts borrowed under the Revolving Credit Facility. As of December 31, 2024 and December 31, 2023, $11.3 million and $11.0 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
Finance Leases
At December 31, 2024 and 2023, the Company had finance lease obligations of $20.6 million and $21.7 million, respectively. For more information related to finance leases, see Note 13, Leases.
Future Debt Maturities
Future maturities of debt and finance lease obligations as of December 31, 2024, excluding the unamortized debt issuance costs of $5.4 million, were as follows (in millions):

Years ending December 31:
2025	$0.8
2026	0.9
2027	1.0
2028	481.5
2029	1.2
Thereafter	15.7
$501.1
Cash interest paid for the years ended December 31, 2024, 2023, and 2022 was $30.9 million, $36.1 million and $24.3 million, respectively.
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
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2024 and December 31, 2023 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of December 31, 2024 and December 31, 2023 was approximately $503.4 million and $503.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

13. Leases
The Company determines if a contract is (or contains) a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. The Company has operating and finance leases primarily associated with real estate, automobiles and manufacturing and office equipment.
The Company has lease agreements that include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of the underlying assets. The term of the Company’s leases generally reflects the non-cancellable period of the lease. Some of the Company’s lease agreements include options to extend or terminate the lease, which are excluded from the minimum lease terms unless the Company is reasonably certain the option will be exercised. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are instead recognized on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company rents or subleases certain real estate to third parties, primarily related to exited facilities, with income offsetting restructuring expense. The sublease income related to these arrangements is not material to the consolidated financial statements.
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

ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2024	December 31, 2023
Assets:
Operating ROU assets	Other assets	$51.2	$46.4
Finance ROU assets	Property, plant and equipment, net (1)	19.0	20.8
Total ROU assets		$70.2	$67.2

Liabilities:
Current
Operating	Other current liabilities	$12.7	$10.6
Finance	Current maturities of debt	0.8	0.9
Non-current
Operating	Operating lease liability	43.3	37.3
Finance	Long-term debt	19.8	20.8
Total lease liabilities		$76.6	$69.6
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $3.2 million and $2.0 million as of December 31, 2024 and December 31, 2023, respectively.
The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease expenses (1)	$14.9	$13.8	$9.8
Finance lease expenses:
Depreciation of finance ROU assets (1)	1.6	1.7	0.2
Interest on lease liabilities (2)	1.5	1.5	—
Total finance lease expense	3.1	3.2	0.2
Variable and short-term lease expense (1)	7.6	7.0	6.2
Total lease expense	$25.6	$24.0	$16.2
____________________
(1)Included in cost of sales, selling, general and administrative expenses, and restructuring and other similar charges.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of December 31, 2024 are as follows (in millions):

Years ending December 31,	Operating Leases	Finance Leases
2025	$15.8	$2.2
2026	14.7	2.2
2027	13.8	2.3
2028	7.4	2.3
2029	4.4	2.4
Thereafter	9.8	20.6
Total future minimum lease payments	65.9	32.0
Less: Imputed interest	(9.9)	(11.4)
Total lease liabilities	$56.0	$20.6

The weighted-average remaining lease terms and discount rates for leases are as follows:

	Year Ended
Lease Term and Discount Rate	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease terms (years):
Operating leases	5.0	5.9	6.4
Finance leases	13.0	13.8	3.0
Weighted-average discount rate:
Operating leases	6.4%	6.4%	6.1%
Finance leases	7.1%	7.1%	5.2%
Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating cash flows from operating leases	$14.1	$13.2	$9.8
Operating cash flows from finance leases	1.5	1.5	—
Financing cash flows from finance leases	0.8	0.8	0.2
ROU assets obtained (disposed) in exchange for lease liabilities are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating leases	$18.9	$14.4	$38.9
Finance leases	(0.2)	21.8	0.5
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
The options granted under the Plan have a maximum term of 10 years after the grant date. Options and RSUs granted since fiscal 2016 generally vest ratably over 3 years. During the year ended December 31, 2022, RSUs were granted to certain employees that cliff vest after 2 years. RSUs granted to nonemployee directors vest immediately, but shares are not issued until six months after the director's cessation of service. PSUs generally cliff vest after 3 years based on performance over that three-year period. A portion of PSUs granted to certain executives during the year ended December 31, 2024 include a total shareholder return ("TSR") multiplier to determine the final number of PSUs earned.
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (“ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the year ended December 31, 2024, the Company issued 44,436 shares of common stock related to the ESPP. As of December 31, 2024, 1,955,564 shares remained available for future issuance. During the year ended December 31, 2024, the Company recognized $0.3 million of stock-based compensation expense related to the ESPP.
In connection with the Spin-Off Transaction, the Company made adjustments to the number of unvested stock options, RSUs and PSUs with the intention of preserving the intrinsic value of the recipient's awards prior to the Spin-Off. Accordingly, the number of stock options, RSUs and PSUs outstanding as of the date of the Spin-Off Transaction was multiplied by a factor of 2.03446, and the related grant date fair value was divided by a factor of 2.03446, which resulted in no increase in the intrinsic value of awards outstanding. Stock options and RSUs continue to vest in accordance with their original vesting period. The vesting of PSUs granted prior to the beginning of 2021 was accelerated and all outstanding awards became fully vested and were released at the time of the Spin-Off Transaction based on performance achieved through, and as of the Spin-Off Transaction date. These adjustments to the Company’s share-based compensation awards were deemed to be a modification of the awards and resulted in approximately $4.9 million of incremental expense, of which $0.2 million and $0.2 million was recognized during the years ended December 31, 2023 and 2022, respectively. On the date of the Spin-Off Transaction, the modification affected 124 grantees.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded $37.9 million, $40.0 million and $25.0 million, respectively, of stock-based compensation expense from continuing operations (the related tax benefit on these amounts subject to the 162(m) compensation limitations during the years ended December 31, 2024, 2023, and 2022 was $9.2 million, $9.8 million, and $5.9 million, respectively). During the year ended December 31, 2024, 2023, and 2022, the Company also recorded $4.6 million, $2.0 million and $0.9 million, respectively, of an excess tax benefit related to stock options exercised during each period. As of December 31, 2024, there was $31.7 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	32%	32%	32%
Weighted-average risk-free interest rate	4.33%	3.90%	3.11%
Expected dividend rate	1.0%	1.2%	1.0%
Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for all options granted prior to the Spin-Off Transaction is based on the historical volatility of the Company's common stock price. The expected volatility assumption for all options granted after the Spin-Off Transaction is based on the historical volatility of the common stock prices of a peer group. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during the years ended December 31, 2024, 2023, and 2022 was $11.43, $8.28 and $9.79, respectively. The total fair value of options vested during the years ended December 31, 2024, 2023, and 2022 was $1.1 million, $0.9 million and $0.9 million, respectively.
A summary of stock option activity during the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	2,089,493	$14.67	2,647,578	$13.75	2,844,062	$13.44
Granted	93,410	31.05	146,295	22.25	103,454	28.68
Exercised (1)	(1,241,512)	12.62	(655,644)	11.66	(221,506)	11.89
Canceled/Forfeited	(26,808)	28.49	(48,736)	27.77	(78,432)	27.65
Outstanding at end of period (2)	914,583	$18.72	2,089,493	$14.67	2,647,578	$13.75
Exercisable at end of period (3)	747,808	$16.71	1,878,789	$13.35	2,439,667	$12.36
______________________
(1)The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $29.3 million, $11.0 million and $3.8 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 4.8 years at December 31, 2024, 4.1 years at December 31, 2023 and 4.4 years at December 31, 2022. The aggregate intrinsic value of options outstanding at December 31, 2024 was $17.0 million.
(3)The weighted average remaining contractual life of options exercisable was 3.9 years at December 31, 2024, 3.4 years at December 31, 2023 and 3.9 years at December 31, 2022. The aggregate intrinsic value of options exercisable at December 31, 2024 was $15.4 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	210,704	$26.49
Granted	93,410	31.05
Vested	(114,728)	28.09
Canceled/Forfeited	(22,611)	27.74
Nonvested options at end of period	166,775	$27.77
Restricted Stock Units
During the years ended December 31, 2024, 2023, and 2022 the Company granted RSUs to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	501,321	$26.05	580,112	$29.33	501,331	$25.98
Granted	125,565	31.23	242,385	23.40	370,244	28.80
Vested	(318,274)	27.06	(218,153)	30.70	(166,318)	18.37
Canceled/Forfeited	(45,537)	27.30	(103,023)	28.40	(125,145)	28.92
Nonvested RSUs at end of period	263,075	$26.97	501,321	$26.05	580,112	$29.33

Performance Stock Units
During the years ended December 31, 2024, 2023, and 2022, the Company granted PSUs to certain of its officers and employees. The PSUs granted during the years ended December 31, 2024 and 2023 had a three-year performance period, while the PSUs granted during the year ended December 31, 2022 had a two-and-a-half-year performance period, and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the respective performance period, will be satisfied with Zurn Elkay common stock. A summary of PSU activity during the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	866,810	$27.88	939,459	$27.07	777,374	$26.27
Granted	553,548	34.33	425,246	23.25	177,724	30.92
Vested (1)	(431,702)	32.25	(468,722)	22.17	—	—
Canceled/Forfeited	(42,915)	30.91	(29,173)	26.07	(15,639)	30.70
Nonvested PSUs at end of period	945,741	$29.53	866,810	$27.88	939,459	$27.07
______________________
(1)For the years ended December 31, 2024 and 2023, represents the target level of PSUs vested.

    During the year ended December 31, 2024, PSUs were granted with vesting based on goals related to free cash flow conversion, return on invested capital, and sales growth, and certain awards contained a TSR multiplier. During the years ended December 31, 2023 and 2022, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. The fair value of the portion of PSUs with vesting based on free cash flow conversion, return on invested capital, and sales growth is determined based on the Company's closing stock price on the date of grant. The fair value of the portion of PSUs granted in 2024 that include a TSR multiplier is determined using a Monte Carlo valuation model. For these awards, the number of PSUs earned based on the achievement of goals related to free cash flow conversion, return on invested capital, and sales growth may be increased by 0-75% if the Company's TSR over the performance period falls within a predefined range.

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
Net periodic benefit costs are primarily comprised of service and interest cost and the expected return on plan assets. The service cost component of net periodic benefit cost is presented within Cost of sales and Selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within Other income (expense), net.
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial gain of $1.4 million, $2.0 million, and $1.9 million within the consolidated statements of operations from continuing operations, during the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are recorded within Actuarial gain on pension and other postretirement benefit obligations in the consolidated statements of operations.
The components of net periodic benefit cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Pension Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	11.2	12.1	8.6
Expected return on plan assets	(7.5)	(7.5)	(9.6)
Recognition of actuarial gains	(0.1)	—	—
Net periodic benefit (income) expense	$3.7	$4.7	$(0.9)
Other Postretirement Benefits:
Interest cost	$0.4	$0.6	$0.4
Recognition of actuarial gains	(1.3)	(2.0)	(1.9)
Net periodic benefit (income) expense	$(0.9)	$(1.4)	$(1.5)
During the year ended December 31, 2024, the recognition of $1.4 million of net non-cash actuarial gains was primarily due to a combination of discount rate increases coupled with demographic and claims gains experienced during 2024 that were reflected in the other post-retirement benefit plans. These gains were partially offset by an increase in the medical cost growth assumption from the prior measurement. During the year ended December 31, 2023, the recognition of $2.0 million of net non-cash actuarial gains was primarily due to demographic gains experienced during 2023 that were reflected in the other post-retirement benefit plans. In addition, the post 65 medical provider options changed resulting in lower premiums for the plans. These gains were partially offset by a decrease in discount rate from the prior measurement. During the year ended December 31, 2022, the recognition of $1.9 million of net non-cash actuarial gains was primarily due to an increase in the discount rate utilized within remeasurement of the Company's defined benefit plans partially offset by unfavorable asset returns.
The Company made contributions to its U.S. qualified pension plan trusts of $20.0 million, $11.0 million and $0.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2024	Year Ended December 31, 2023
Benefit obligation at beginning of period	$(224.0)	$(226.3)	$(8.7)	$(11.7)
Service cost	(0.1)	(0.1)	—	—
Interest cost	(11.2)	(12.1)	(0.4)	(0.6)
Actuarial (losses) gains	5.4	(5.1)	1.1	2.4
Benefits paid	19.1	19.6	1.0	1.4
Plan participant contributions	—	—	(0.2)	(0.2)
Settlements	0.2	—	—	—
Benefit obligation at end of period	$(210.6)	$(224.0)	$(7.2)	$(8.7)
Plan assets at the beginning of the period	$195.2	$186.2	$—	$—
Actual return on plan assets	6.6	17.2	—	—
Contributions	20.4	11.4	1.0	1.4
Benefits paid	(19.1)	(19.6)	(1.0)	(1.4)
Settlements	(0.1)	—	—	—
Plan assets at end of period	$203.0	$195.2	$—	$—
Funded status of plans	$(7.6)	$(28.8)	$(7.2)	$(8.7)
Net amount on Consolidated Balance Sheets consists of:
Non-current assets	$0.5	$0.3	$—	$—
Current liabilities	$(0.3)	$(0.3)	$(0.9)	$(1.0)
Long-term liabilities	(7.8)	(28.8)	(6.3)	(7.7)
Total net funded status	$(7.6)	$(28.8)	$(7.2)	$(8.7)
As of December 31, 2024, the Company had pension plans with a combined projected benefit obligation of $210.6 million compared to plan assets of $203.0 million, resulting in an under-funded status of $7.6 million compared to an under-funded status of $28.8 million at December 31, 2023. The Company’s funded status improved during the year ended December 31, 2024 primarily due to the $20.0 million pension plan contribution. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
Amounts included in accumulated other comprehensive loss, net of tax, related to defined benefit plans at December 31, 2024 and December 31, 2023 consist of the following (in millions):

	As of December 31, 2024
	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized actuarial gain	(8.7)	(0.7)	(9.4)
Accumulated other comprehensive income, gross	(8.7)	(0.7)	(9.4)
Deferred income tax provision	2.1	0.2	2.3
Accumulated other comprehensive income, net	$(6.6)	$(0.5)	$(7.1)

	As of December 31, 2023
	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized actuarial gain	(4.1)	(0.9)	(5.0)
Accumulated other comprehensive income, gross	(4.1)	(0.9)	(5.0)
Deferred income tax provision	1.0	0.2	1.2
Accumulated other comprehensive income, net	$(3.1)	$(0.7)	$(3.8)

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit cost (income) in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
Benefit Obligations:
Discount rate	5.7%	5.2%	5.6%	5.6%	5.2%	5.6%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	5.2%	5.6%	3.0%	5.2%	5.6%	3.4%
Rate of compensation increase	3.0%	3.0%	3.0%	n/a	n/a	n/a
Expected return on plan assets	4.0%	4.3%	4.0%	n/a	n/a	n/a
In evaluating the expected return on plan assets, consideration was given to historical long-term rates of return on plan assets and input from the Company’s pension fund consultant on asset class return expectations, fair value of plan assets, long-term inflation and current market conditions. The following table presents the Company’s target investment allocations for the year ended December 31, 2024 and actual investment allocations at December 31, 2024 and December 31, 2023.

	Plan Assets
	December 31, 2024					December 31, 2023
	Investment Policy (1)			Target Allocation (2)	Actual Allocation	Actual Allocation
Equity securities	0%	-	30%	10%	10%	30%
Debt securities (including cash and cash equivalents)	70%	-	100%	90%	90%	70%
______________________
(1)The investment policy allocation represents the guidelines of the Company's pension plans based on the changes in the plans funded status.
(2)The target allocations represent the weighted average target allocations for the Company's U.S. pension plan.

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

The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at December 31, 2024 and December 31, 2023, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 12, Fair Value Measurements.

	December 31, 2024
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at Net Asset Value (1)	Total
Cash and cash equivalents	$4.2	$—	$—	$—	$4.2
Investment funds
Fixed income funds (2)	—	—	—	178.3	178.3
U.S. equity funds (3)	3.0	—	—	9.4	12.4
International equity funds (3)	—	—	—	5.7	5.7
Balanced funds (3)	—	—	—	2.4	2.4
Total	$7.2	$—	$—	$195.8	$203.0

	December 31, 2023
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at Net Asset Value (1)	Total
Cash and cash equivalents	$14.9	$—	$—	$—	$14.9
Investment funds
Fixed income funds (2)	—	—	—	123.5	123.5
U.S. equity funds (3)	9.3	—	—	28.8	38.1
International equity funds (3)	—	—	—	16.4	16.4
Balanced funds (3)	—	—	—	2.3	2.3
Total	$24.2	$—	$—	$171.0	$195.2
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

Expected benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in millions):

Years Ending December 31:	Pension Benefits	Other Postretirement Benefits
2025	$19.7	$0.9
2026	19.3	0.9
2027	19.0	0.8
2028	18.7	0.8
2029	18.4	0.8
2030 - 2034	83.8	2.9

Pension Plans That Are Not Fully Funded
At December 31, 2024, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $210.6 million, $209.2 million, and $203.0 million, respectively.
At December 31, 2023, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $224.0 million, $219.0 million and $195.2 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 7.0% in 2024 grading down to 5.0% in 2033 and thereafter. The discount rate and health care cost trend rate assumptions are determined as of the measurement date.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $5.6 million, $4.5 million and $5.9 million during the years ended December 31, 2024, 2023, and 2022, respectively, primarily related to the Company matching contributions. During the year ended December 31, 2024, the Company utilized 137,031 shares of its common stock with a weighted average fair value of $33.71 per share in funding the cost associated with the Company matching contributions. During the year ended December 31, 2023, the Company utilized 201,053 shares of its common stock with a weighted average fair value of $25.06 per share in funding the cost associated with the Company matching contributions.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for certain executives and other highly compensated employees. Assets are invested primarily in mutual funds and corporate-owned life insurance contracts held in a Rabbi trust and restricted for payments to participants of the plan. The assets are classified in Other assets on the consolidated balance sheets. The short-term liabilities and long-term liabilities are classified in Compensation and benefits and Other liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust and changes in the value of the deferred compensation liabilities are recorded in Other income (expense), net in the consolidated statements of operations.

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 12, Fair Value Measurements.

	Fair Value as of December 31, 2024
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.2	$—	$—	$1.2
Corporate-owned life insurance policies (2)	—	15.1	—	15.1
Total assets at fair value	$1.2	$15.1	$—	$16.3

Deferred compensation liability at fair value (3):	$18.9	$—	$—	$18.9

	Fair Value as of December 31, 2023
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.1	$—	$—	$0.1
Corporate-owned life insurance policies (2)	—	13.2	—	13.2
Total assets at fair value	$0.1	$13.2	$—	$13.3

Deferred compensation liability at fair value (3):	$14.7	$—	$—	$14.7
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
In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the Organization for Economic Co-operation and Development (“OECD”) providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million. The implementation of the Pillar 2 global minimum tax rules has begun to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 1, 2023, the Financial Accounting Standards Board (“FASB”) indicated that they view the minimum tax (“Top-Up Tax”) imposed under Pillar 2 as an alternative minimum tax, and as such, it should be recognized in the period incurred versus recognizing or adjusting deferred tax assets and liabilities. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries which has been enacted to date, the Company does not anticipate being subject to material Top-Up Taxes. The

Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.
Income Tax Provision
The components of the provision for income taxes are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Current:
United States	$48.4	$36.4	$16.7
Non-United States	5.3	4.6	1.8
State and local	7.7	7.6	5.4
Total current	61.4	48.6	23.9
Deferred:
United States	(12.9)	(7.5)	3.4
Non-United States	0.2	1.3	0.7
State and local	(0.6)	0.2	(1.2)
Total deferred	(13.3)	(6.0)	2.9
Provision for income taxes	$48.1	$42.6	$26.8

The provision for income taxes differs from the United States statutory income tax rate due to the following items (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Provision for income taxes at U.S. federal statutory income tax rate	$43.5	$30.8	$17.6
State and local income taxes, net of federal benefit	6.4	5.2	3.4
Net effects of foreign rate differential	0.9	0.9	0.5
Net effects of foreign operations	—	0.1	—
Nondeductible acquisition costs	—	(1.3)	4.2
Unrecognized tax benefits, net of federal benefit	(2.9)	0.5	0.2
Excess tax benefits related to equity compensation	(4.6)	(1.7)	(1.2)
§162(m) compensation limitation	5.4	6.2	3.3
Nondeductible loss on divestiture of asbestos liabilities and certain assets	—	2.0	—
Net changes in valuation allowance	(0.2)	0.5	(0.8)
Other	(0.4)	(0.6)	(0.4)
Provision for income taxes	$48.1	$42.6	$26.8
The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
United States	$185.0	$127.6	$74.5
Non-United States	22.0	19.2	9.3
Income before income taxes	$207.0	$146.8	$83.8

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Compensation and retirement benefits	$19.4	$24.5
General accruals and reserves	12.7	11.3
Lease liabilities	19.3	17.2
State tax net operating loss and credit carryforwards	10.3	13.4
Federal and state capital loss carryforwards	0.4	0.5
Foreign net operating loss carryforwards	0.9	1.0
Other	2.4	2.8
Total deferred tax assets before valuation allowance	65.4	70.7
Valuation allowance	(9.0)	(12.0)
Total deferred tax assets	56.4	58.7
Deferred tax liabilities:
Property, plant and equipment	19.8	23.4
Lease ROU assets	17.7	16.6
Inventories	15.3	17.0
Intangible assets and goodwill	197.2	208.4
Total deferred tax liabilities	250.0	265.4
Net deferred tax assets (liabilities)	$(193.6)	$(206.7)

Net amount on Consolidated Balance Sheets consists of:
Other assets	$2.9	$3.3
Deferred income taxes	(196.5)	(210.0)
Net long-term deferred tax assets (liabilities)	$(193.6)	$(206.7)
Management has reviewed the deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL and tax credit carryforwards as of December 31, 2024. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, for those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of 15 years. The foreign NOL carryforwards are subject to a twenty-year expiration period.
At December 31, 2024, the Company had approximately $171.2 million of state NOL carryforwards, expiring over various years ending through December 31, 2033. The Company has a tax effected valuation allowance of $6.1 million recorded against the related deferred tax asset. In addition, at December 31, 2024, the Company had approximately $3.4 million of foreign NOL carryforwards, of which there is a recorded tax effected valuation allowance of $0.9 million. The majority of the decrease in the deferred tax asset relating to state net operating loss and credit carryforwards is the result of certain state net operating losses expiring unutilized. These expiring state net operating losses were effectively written off against the full valuation allowance previously recorded by the Company. As such, the majority of the decrease in the valuation allowance was the result of this write-off.
No provision has been made for U.S. federal income taxes related to approximately $41.5 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. No additional income tax liability would be expected to result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $2.2 million.
The Company’s total receivable for net accrued income taxes as of December 31, 2024 and 2023 was $17.3 million and $13.5 million, respectively. This net amount is presented in the consolidated balance sheets as income taxes payable (separately disclosed in other current liabilities) of $2.3 million and $3.5 million as of December 31, 2024 and 2023, respectively; and as income taxes receivable in the consolidated balance sheets of $19.6 million and $17.0 million as of

December 31, 2024 and 2023, respectively. Net cash paid for income taxes to governmental tax authorities for the years ended December 31, 2024, 2023, and 2022 was $68.1 million, $45.7 million and $3.1 million, respectively.
Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of December 31, 2024 and 2023 was $1.8 million and $5.6 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Balance at beginning of period	$5.1	$5.4
Additions based on tax positions related to the current year	0.1	0.1
Additions for tax positions of prior years	—	0.1
Reductions for tax positions of prior years	(0.1)	—
Reductions due to lapse of applicable statute of limitations	(3.4)	(0.5)
Balance at end of period	$1.7	$5.1
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits includes $0.5 million and $1.1 million of gross accrued interest and penalties, respectively. The amount of net interest and penalties recorded as income tax (benefit) expense during the years ended December 31, 2024, 2023, and 2022 was $(0.4) million, $0.4 million, and $0.2 million, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. In accordance with the Spin-Off Transaction, the Company is required to indemnify Regal Rexnord Corporation for any future income tax liabilities associated with PMC entities relating to all open tax years ending prior to, and including, the short period ended on the date of the Spin-Off. Regal Rexnord Corporation was recently notified by the Netherlands tax authorities of their intention to conduct an income tax examination of certain PMC Netherland entities’ corporate income tax returns for the tax year ended December 31, 2021. It appears reasonably possible that the amounts of unrecognized income tax benefits and indemnification liabilities could change in the next twelve months upon conclusion of the current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to December 31, 2020, state and local income tax examinations for years ending prior to March 31, 2020 or significant foreign income tax examinations for years ending prior to March 31, 2019.
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
18. Common Stock Repurchases
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the year ended December 31, 2024, the Company repurchased 4.7 million shares of common stock at a total cost of $150.2 million at an average price of $31.81 per share. During the year ended December 31, 2023, the Company repurchased 5.3 million shares of common stock at a total cost of $125.0 million at an average price of $23.66 per share. During the year ended December 31, 2022, the Company repurchased 1.1 million shares of common stock at a total cost of $24.7 million at an average price of $23.00 per share. The repurchased shares were canceled by the Company upon receipt. At December 31, 2024, a total of approximately $240.2 million of repurchase authority remained under the Repurchase Program.

19. Business Segment, Geographic and Customer Information
The Company is a pure-play water management business that designs, procures, manufactures and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, hydration, human safety and the environment. The Company’s product portfolio includes professional grade water safety and control products, flow systems products, hygienic and environmental products and filtered drinking water products. Revenue is primarily generated in the United States and the Company manages and evaluates its operations on a consolidated basis as one operating and reporting segment due to similarities of its products, processes, customer base and methods of distribution. The Company’s accounting policies are described in Note 2, Significant Accounting Policies.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on Net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net sales	$1,566.5	$1,530.5	$1,281.8
Less:
Cost of sales	859.5	882.4	816.3
Selling, general and administrative expenses	389.8	371.3	309.0
Other segment items (1)	158.3	172.6	99.5
Segment profit (Net income from continuing operations)	$158.9	$104.2	$57.0
______________________
(1)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, actuarial gain on pension and other postretirement benefit obligations, other expense, net, provision for income taxes, and other non-recurring charges.
Segment net sales, amortization, interest expense, net, income before income taxes and income tax expense are included on the consolidated statement of operations. Segment assets are included on the consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for plant, property and equipment are included on the consolidated statement of cash flows. Interest income for the years ended December 31, 2024, 2023, and 2022 was $7.8 million, $4.9 million, and $0.5 million, respectively.
Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
United States	$1,394.8	$1,368.8	$1,135.3	$148.0	$160.6	$165.9
Canada	145.8	133.8	131.1	10.2	11.7	12.0
Rest of World	25.9	27.9	15.4	5.8	8.0	5.9
	$1,566.5	$1,530.5	$1,281.8	$164.0	$180.3	$183.8
Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets include property, plant and equipment, net which includes finance lease ROU assets and excludes net intangible assets and goodwill.
The Company’s largest customer accounted for 19%, 20% and 22% of consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. No other customers account for more than 10% of consolidated net sales for the years ended December 31, 2024, 2023, or 2022.
20. Subsequent Events
Dividends
On January 30, 2025, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.09 per share to be paid on March 7, 2025, to stockholders of record as of February 20, 2025.
Pension Plan Termination
On January 30, 2025, subsequent to the end of the fiscal year, the Company's Board of Directors approved a resolution to terminate the Company's defined benefit pension plan. During the first quarter of fiscal year 2025, the Company commenced the plan termination process and expects to complete the termination during 2025. The termination of the plan will follow an amendment to freeze the plan, pursuant to which all future benefit accruals, including compensation increases, will be frozen effective March 31, 2025.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Our directors and officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the three months ended December 31, 2024, the following directors or officers adopted, modified, or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408(a) of Regulation S-K of the Exchange Act):
•Timothy J. Jahnke, Director, adopted a new written trading plan on December 6, 2024. The plan's maximum duration is until April 1, 2026. The first trade will not occur until April 1, 2025, at the earliest. The trading plan is intended to permit Mr. Jahnke to sell 60,000 of his shares held.
No other directors or officers of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance and Board of Directors" in the definitive proxy statement for the Company’s annual meeting, to be held on or about May 1, 2025 (the "Proxy Statement"), and from the information under the caption "Information about our Executive Officers" in Part I hereof.
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
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	2,885,144	$18.72	963,928
Equity compensation plans not approved by security holders	None	None	None
Total	2,885,144	$18.72	963,928
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended December 31, 2024, 2023, and 2022 consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended December 31, 2024, 2023, and 2022 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31, 2022
Valuation allowance for trade and notes receivable	1.2	1.0	—	(0.8)	1.4
Valuation allowance for income taxes	35.1	0.1	0.3	(3.3)	32.2
Year Ended December 31, 2023
Valuation allowance for trade and notes receivable	1.4	2.3	—	(0.6)	3.1
Valuation allowance for income taxes	32.2	0.5	—	(20.7)	12.0
Year Ended December 31, 2024
Valuation allowance for trade and notes receivable	3.1	(0.1)	—	(1.2)	1.8
Valuation allowance for income taxes	12.0	—	—	(3.0)	9.0
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
Exhibit 3.1 to the Company's Form 8-K dated December 1, 2016

3.2	Amended and Restated By-Laws, as amended through July 1, 2022	Exhibit 3.2 to the Company's Form 8-K filed July 1, 2022

4.1	Description of Securities	Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended December 31, 2023

10.1(a)
Registration Rights Agreement, dated as of July 1, 2022, by and between Zurn and certain stockholders of Elkay party thereto (includes amendments to the Standstill and Lock-Up Agreements, dated as of February 12, 2022, between the Company and certain former stockholders of Elkay)
Exhibit 10.1 to the Form 8-K filed July 1, 2022

10.1(b)	Form of Standstill and Lock-Up Agreement, dated as of February 12, 2022, by and among Zurn, and the Elkay stockholders party thereto	Exhibit 10.3 to the Company's Form 8-K filed February 14, 2022

10.2	Zurn Elkay (f/k/a Rexnord) Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020

10.3(a)	Zurn Elkay Water Solutions Corporation Performance Incentive Plan, as amended and restated as of July 1, 2022 *	Exhibit 10.3 to the Company's Form 8-K filed July 1, 2022

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016 * (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Form of Option Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.3(f)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded except with respect to outstanding awards)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(h)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(i)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(k)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(l)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan (current)*	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.4	Letter Agreement dated May 17, 2024, between Zurn Elkay Water Solutions Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated May 17, 2024

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Zurn Elkay Water Solutions Corporation (f/k/a Rexnord Corporation) Deferred Compensation Plan, effective as of January 1, 2016 (as amended July 26, 2017)*	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017

10.7	Zurn Elkay Water Solutions Corporation (f/k/a Rexnord Corporation) Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Zurn Elkay Water Solutions Corporation (f/k/a Rexnord Corporation) Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of May 2024	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2024

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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
Exhibit 10.3 to the Company's Form 8-K filed on October 5, 2021

10.13(a)	Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.1 to the Company's Form 8-K filed February 19, 2021

10.13(b)	Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.2 to the Company's Form 8-K filed February 19, 2021

10.13(c)	Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.3 to the Company's Form 8-K filed February 19, 2021

10.13(d)	Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.4 to the Company's Form 8-K filed February 19, 2021

10.13(e)	Transition Services Agreement, dated as of October 4, 2021, by and among Rexnord Corporation and Land Newco, Inc.+	Exhibit 10.1 to the Company's Form 8-K filed October 5, 2021

10.14	Agreement and General Release, last signed on February 13, 2023, by Rodney Jackson and Zurn Elkay Water Solutions Corporation*	Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

10.15	Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan	Exhibit 4.3 to the Company's Form S-8 filed May 3, 2024

19	Insider Trading Policy		X

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350		X

97	Zurn Elkay Water Solutions Executive Compensation Clawback Policy (as amended and restated effective as of October 2, 2023)	Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Inline XBRL data (contained in Exhibit 101)		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	Chairman of the Board and Chief Executive Officer
Date:	February 10, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. Adams, David J. Pauli and Jeffrey J. LaValle, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Todd A. Adams	Chairman of the Board and Chief Executive Officer	February 10, 2025
Todd A. Adams	(Principal Executive Officer)

/s/ David J. Pauli	Chief Financial Officer	February 10, 2025
David J. Pauli	(Principal Financial and Accounting Officer)

/s/ Mark S. Bartlett	Director	February 10, 2025
Mark S. Bartlett

/s/ Jacques Don Butler	Director	February 10, 2025
Jacques Don Butler

/s/ Thomas D. Christopoul	Director	February 10, 2025
Thomas D. Christopoul

/s/ Timothy J. Jahnke	Director	February 10, 2025
Timothy J. Jahnke

/s/ David C. Longren	Director	February 10, 2025
David C. Longren

/s/ Emma McTague	Director	February 10, 2025
Emma McTague

/s/ George C. Moore	Director	February 10, 2025
George C. Moore

/s/ Rosemary Schooler	Director	February 10, 2025
Rosemary Schooler

/s/ Peggy N. Troy	Director	February 10, 2025
Peggy N. Troy