Form 10-Q
period 2025-03-31
Zurn Elkay Water Solutions Corp
filed 2025-04-22
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2025
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	168,252,266 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$144.7	$198.0
Receivables, net	242.8	202.2
Inventories, net	280.6	272.6
Income taxes receivable	4.9	19.6
Other current assets	24.4	29.7
Total current assets	697.4	722.1
Property, plant and equipment, net	160.6	164.0
Intangible assets, net	877.2	891.6
Goodwill	794.4	794.2
Other assets	78.7	76.6
Total assets	$2,608.3	$2,648.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.8	$0.8
Trade payables	95.0	71.7
Compensation and benefits	21.3	37.9
Current portion of pension and postretirement benefit obligations	1.2	1.2
Other current liabilities	124.3	136.2
Total current liabilities	242.6	247.8

Long-term debt	495.0	494.8
Pension and postretirement benefit obligations	13.7	14.1
Deferred income taxes	195.2	196.5
Operating lease liability	47.7	43.3
Other liabilities	66.1	65.2
Total liabilities	1,060.3	1,061.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 168,524,138 at March 31, 2025 and 170,308,023 at December 31, 2024	1.7	1.7
Additional paid-in capital	2,824.0	2,828.2
Retained deficit	(1,203.1)	(1,168.7)
Accumulated other comprehensive loss	(74.6)	(74.4)
Total stockholders' equity	1,548.0	1,586.8
Total liabilities and stockholders' equity	$2,608.3	$2,648.5

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net sales	$388.8	$373.8
Cost of sales	207.8	203.7
Gross profit	181.0	170.1
Selling, general and administrative expenses	101.2	95.9
Restructuring and other similar charges	1.7	6.3
Amortization of intangible assets	14.7	14.7
Income from operations	63.4	53.2
Non-operating expense:
Interest expense, net	(7.3)	(8.8)
Other expense, net	—	(1.4)
Income before income taxes	56.1	43.0
Provision for income taxes	(15.1)	(9.0)
Net income from continuing operations	41.0	34.0
Income from discontinued operations, net of tax	2.6	0.3
Net income	$43.6	$34.3

Basic net income per share:
Continuing operations	$0.24	$0.20
Discontinued operations	$0.02	$—
Net income	$0.26	$0.20
Diluted net income per share:
Continuing operations	$0.24	$0.19
Discontinued operations	$0.02	$—
Net income	$0.26	$0.19
Weighted-average number of shares outstanding (in thousands):
Basic	170,346	173,009
Effect of dilutive equity awards	1,843	2,670
Diluted	172,189	175,679

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$43.6	$34.3
Other comprehensive loss:
Foreign currency translation adjustments	(0.2)	(2.5)
Other comprehensive loss, net of tax	(0.2)	(2.5)
Total comprehensive income	$43.4	$31.8

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating activities
Net income	$43.6	$34.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8.0	6.9
Amortization of intangible assets	14.7	14.7
Non-cash restructuring charges	0.5	5.2
Loss on dispositions of long-lived assets	—	0.2
Deferred income taxes	(1.3)	(0.8)
Other non-cash expenses	—	1.3
Pension curtailment	(0.7)	—
Stock-based compensation expense	10.5	10.0
Changes in operating assets and liabilities:
Receivables, net	(40.5)	(13.1)
Inventories, net	(7.9)	(9.3)
Other assets	25.0	16.8
Accounts payable	23.3	13.9
Accruals and other	(32.3)	(26.2)
Cash provided by operating activities	42.9	53.9

Investing activities
Expenditures for property, plant and equipment	(4.3)	(3.7)
Proceeds from dispositions of long-lived assets	—	1.6
Cash used for investing activities	(4.3)	(2.1)

Financing activities
Repayments of debt	(0.2)	(0.2)
Proceeds from exercise of stock options and ESPP contributions	1.2	2.1
Taxes withheld and paid on employees' share-based payment awards	(0.5)	—
Repurchase of common stock	(77.4)	(18.9)
Payment of common stock dividends	(15.2)	(13.9)
Cash used for financing activities	(92.1)	(30.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(53.3)	20.4
Cash, cash equivalents and restricted cash at beginning of period	198.0	136.7
Cash, cash equivalents and restricted cash at end of period	$144.7	$157.1

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

2. Restructuring and Other Similar Charges
During the three months ended March 31, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three months ended March 31, 2025 and March 31, 2024, (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Employee termination benefits	$0.5	$0.2
Contract termination and other associated costs	1.2	6.1
Total restructuring and other similar charges	$1.7	$6.3
The following table summarizes the activity in the Company's restructuring accrual for the three months ended March 31, 2025 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2024 (1)	$1.1	$0.1	$1.2
Charges	0.5	1.2	1.7
Cash payments	(0.9)	(0.8)	(1.7)
Non-cash charges (2)	—	(0.5)	(0.5)
Accrued restructuring costs, March 31, 2025 (1)	$0.7	$—	$0.7
(1)As of March 31, 2025 and December 31, 2024, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist primarily of asset impairments based on Level 3 inputs.

3. Discontinued Operations
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the three months ended March 31, 2025 and March 31, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, are as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Selling, general and administrative income (1)	$(2.6)	$—
Income from discontinued operations before income tax	2.6	—

Income tax benefit	—	0.3
Income from discontinued operations, net of tax	$2.6	$0.3
(1)Selling, general and administrative income includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.

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

	Three Months Ended
Customer Type	March 31, 2025	March 31, 2024
Institutional	$191.4	$178.3
Commercial	108.9	106.8
All other	88.5	88.7
Total	$388.8	$373.8

	Three Months Ended
Geography	March 31, 2025	March 31, 2024
United States	$357.5	$341.2
Canada	20.1	21.1
Rest of world	11.2	11.5
Total	$388.8	$373.8
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of March 31, 2025 and December 31, 2024 were not material.

Backlog
The Company had backlog of $72.3 million as of March 31, 2025, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. The Company utilizes the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. The Company expects to recognize approximately 100% of the backlog in the remaining nine months of the year ending December 31, 2025.
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
The income tax provision was $15.1 million for the three months ended March 31, 2025, compared to $9.0 million for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was 26.9% versus 20.9% for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the three months ended March 31, 2024 was slightly below the U.S. federal statutory rate of 21% as the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, was effectively offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments.

The Company’s total liability for net unrecognized tax benefits as of March 31, 2025 and December 31, 2024 was $1.9 million and $1.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of March 31, 2025 and December 31, 2024, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.5 million. The Company recognized $0.1 million and $(0.3) million of net interest and penalties as income tax expense (benefit) during the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company conducts business in multiple locations within and outside the U.S. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. It is reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months based upon future income tax examinations; however, any potential payments of income tax, interest and penalties would not be expected to be significant to the Company's consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending prior to December 31, 2021, state and local income tax examinations for years ending prior to December 31, 2020 or significant foreign income tax examinations for years ending prior to March 31, 2020.

6. Earnings per Share
Basic net income per share from continuing and discontinued operations is computed by dividing net income from continuing operations and income from discontinued operations, respectively, by the corresponding weighted average number of common shares outstanding for the period. Diluted net income per share from continuing and discontinued operations is computed based on the weighted average number of common shares outstanding, increased by the number of incremental shares that would have been outstanding if the potential dilutive shares were issued through the exercise of outstanding stock options to purchase common shares and the vesting of restricted stock units and performance stock units using the treasury stock method, except when the effect would be anti-dilutive.
The computation for diluted net income per share for the three months ended March 31, 2025 and March 31, 2024 excludes 0.2 million and 0.5 million shares, respectively, due to their anti-dilutive effects.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Total comprehensive income	—	—	34.3	(2.5)	31.8
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(18.9)	—	(18.9)
Common stock dividends ($0.08 per share)	—	(13.9)	—	—	(13.9)
Balance at March 31, 2024	$1.7	$2,845.2	$(1,162.8)	$(70.2)	$1,613.9

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Total comprehensive income	—	—	43.6	(0.2)	43.4
Stock-based compensation expense	—	10.5	—	—	10.5
Proceeds from exercise of stock options and ESPP contributions	—	1.1	—	—	1.1
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Repurchase of common stock	—	—	(78.0)	—	(78.0)
Common stock dividends ($0.09 per share)	—	(15.3)	—	—	(15.3)
Balance at March 31, 2025	$1.7	$2,824.0	$(1,203.1)	$(74.6)	$1,548.0
(1)During the three months ended March 31, 2025 and March 31, 2024, the Company issued 488,137 and 1,226,898 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended March 31, 2025, the Company repurchased 2,272,022 shares of common stock at a total cost of $77.4 million at an average price of $34.07 per share. During the three months ended March 31, 2024, the Company repurchased 620,844 shares of common stock at a total cost of $18.9 million at an average price of $30.41 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $162.8 million of the existing authority remained under the Repurchase Program at March 31, 2025.

8. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2024	$(81.5)	$7.1	$(74.4)
Other comprehensive loss before reclassifications	(0.2)	—	(0.2)
Net current period other comprehensive loss	(0.2)	—	(0.2)
Balance at March 31, 2025	$(81.7)	$7.1	$(74.6)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2025 and 2024.

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31, 2025	December 31, 2024
Finished goods	$232.7	$228.7
Work in progress	11.9	12.1
Raw materials	48.7	44.8
Inventories at First-in, First-Out ("FIFO") cost	293.3	285.6
Adjustment to state inventories at Last-in, First-Out ("LIFO") cost	(12.7)	(13.0)
	$280.6	$272.6

10. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the three months ended March 31, 2025, are presented below (in millions):

Net carrying amount as of December 31, 2024	$794.2
Currency translation adjustments	0.2
Net carrying amount as of March 31, 2025	$794.4
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2025 and December 31, 2024 are as follows (in millions):

		March 31, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$27.5	$(23.0)	$4.5
Customer relationships (including distribution network)	16 years	1,067.1	(410.7)	656.4
Tradenames	19 years	156.7	(26.7)	130.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,337.6	$(460.4)	$877.2

		December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$27.4	$(22.9)	$4.5
Customer relationships (including distribution network)	16 years	1,066.9	(398.1)	668.8
Tradenames	19 years	156.7	(24.7)	132.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,337.3	$(445.7)	$891.6
Intangible asset amortization expense totaled $14.7 million and $14.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.6 million in the year ending December 31, 2025 (inclusive of the $14.7 million of amortization expense recognized in the three months ended March 31, 2025), $58.4 million in 2026, $58.4 million in 2027, $58.4 million in 2028, $58.4 million in 2029 and $58.4 million in 2030.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2025	December 31, 2024
Commissions	$12.0	$9.2
Current portion of operating lease liability	13.4	12.7
Income taxes payable	2.3	2.3
Professional fees	2.0	1.6
Product warranty (1)	5.2	4.9
Restructuring and other similar charges (2)	0.7	1.2
Risk management (3)	5.4	5.5
Sales rebates	57.9	73.2
Tax indemnities	10.7	12.2
Taxes, other than income taxes	3.1	2.9
Other	11.6	10.5
	$124.3	$136.2
____________________
(1)See more information related to the product warranty obligations balance within Note 14, Commitments and Contingencies.
(2)See more information related to the restructuring obligations balance within Note 2, Restructuring and Other Similar Charges.
(3)Includes projected liabilities related to losses arising from automobile, general, environmental, worker's compensation, and product liability claims.

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2025	December 31, 2024
Term loan (1)	$475.4	$475.0
Finance leases	20.4	20.6
Total	495.8	495.6
Less current maturities	0.8	0.8
Long-term debt	$495.0	$494.8
(1)Includes unamortized debt issuance costs of $5.0 million and $5.4 million at March 31, 2025 and December 31, 2024, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2025, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.

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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.98 to 1.00 as of March 31, 2025, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At March 31, 2025 and for the three months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 6.40% and 6.45%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.98 to 1.00 as of March 31, 2025. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At March 31, 2025 and December 31, 2024, there were no amounts borrowed under the Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, $11.1 million and $11.3 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At March 31, 2025 and December 31, 2024, the Company had finance lease obligations of $20.4 million and $20.6 million, respectively.

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
Fair Value of Financial Instruments
The Company has a nonqualified deferred compensation plan where assets are invested in mutual funds and corporate-owned life insurance contracts held in a Rabbi Trust, which is restricted for payments to participants of the plan. The Company has elected to use the fair value option for the mutual funds, which are measured using quoted prices of identical instruments in active markets categorized as Level 1. Corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds categorized as Level 2. The deferred compensation plan assets are classified within Other assets on the condensed consolidated balance sheets. Deferred compensation plan liabilities are measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants categorized as Level 1. Deferred compensation short-term and long-term plan liabilities are classified within Compensation and benefits and Other liabilities, respectively, on the condensed consolidated balance sheets.
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in millions):

	Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$2.4	$14.6	$—	$17.0
Deferred compensation plan liabilities	19.3	—	—	19.3

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.2	$15.1	$—	$16.3
Deferred compensation plan liabilities	18.9	—	—	18.9
There were no transfers of assets between levels at March 31, 2025 and December 31, 2024, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2025 and December 31, 2024, due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2025 and December 31, 2024, was approximately $500.8 million and $503.4 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of period	$4.9	$4.7
Charged to operations	0.9	0.4
Claims settled	(0.6)	(0.4)
Balance at end of period	$5.2	$4.7
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

15. Retirement Benefits
The components of net periodic (income) cost are as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Pension Benefits:
Interest cost	$2.8	$2.8
Expected return on plan assets	(2.3)	(1.9)
Curtailment	(0.7)	—
Net periodic (income) cost	$(0.2)	$0.9
Other Postretirement Benefits:
Interest cost	$0.1	$0.1
Net periodic cost	$0.1	$0.1
The service cost component of net periodic cost is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic (income) cost are presented within Other expense, net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event).
During the three months ended March 31, 2025 and March 31, 2024, the Company did not make any contributions to its U.S. qualified pension plan trusts.
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. The Company expects to annuitize the remaining pension liability in fiscal year 2025.
See Note 15, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding retirement benefits.

16. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $10.5 million and $10.0 million of stock-based compensation expense, respectively.
During the three months ended March 31, 2025, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	66,540	$13.11
Restricted stock units	180,356	$35.51
Performance stock units	386,168	$35.47
Common stock	78,143	$32.97
Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the three months ended March 31, 2025, the Company issued 27,295 shares of common stock. As of March 31, 2025, 1,928,269 shares remained available for future issuance. During the three months ended March 31, 2025, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP.
See Note 14, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding stock-based compensation.

17. Business Segment Information
The Company is a growth-oriented, pure-play water management business that designs, procures, manufactures and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, hydration, human safety and the environment. The Company’s product portfolio includes professional grade water safety and control products, flow systems products, hygienic and environmental products and filtered drinking water products. Revenue is primarily generated in the United States and the Company manages and evaluates its operations on a consolidated basis as one reportable operating segment due to similarities of its products, processes, customer base and methods of distribution. See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding the Company's accounting policies.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on Net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net sales	$388.8	$373.8
Less:
Cost of sales	207.8	203.7
Selling, general and administrative expenses	101.2	95.9
Other segment items (1)	38.8	40.2
Segment profit (Net income from continuing operations)	$41.0	$34.0
(1)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, other expense, net, and provision for income taxes.
Segment net sales, amortization, interest expense, net, income before income taxes and income tax expense are included on the condensed consolidated statement of operations. Segment assets are included on the condensed consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for plant, property and equipment are included on the condensed consolidated statement of cash flows. Interest income for the three months ended March 31, 2025 and March 31, 2024 was $1.7 million and $1.6 million, respectively.

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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2024 for information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of March 31, 2025, and during the period from January 1, 2025 through March 31, 2025, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Discontinued Operations
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the three months ended March 31, 2025 and March 31, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.

The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, are as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Selling, general and administrative income (1)	$(2.6)	$—
Income from discontinued operations before income tax	2.6	—

Income tax benefit	—	0.3
Income from discontinued operations, net of tax	$2.6	$0.3
(1)Selling, general and administrative income includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 3, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three months ended March 31, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three months ended March 31, 2025, restructuring charges totaled $1.7 million. For the three months ended March 31, 2024, restructuring charges totaled $6.3 million. Refer to Item 1, Note 2, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024:
Net sales
(Dollars in Millions)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Net sales	$388.8	$373.8	$15.0	4.0%
Net sales were $388.8 million and $373.8 million during the three months ended March 31, 2025 and March 31, 2024, respectively, an increase of 4% year over year. Core sales improved 5% year over year, including growth in all product categories. Year-over-year growth was volume driven as the first quarter has no impact from tariff related price increases. The impact from foreign currency exchange rates reduced net sales by 1% in the quarter compared to the prior year quarter.

Income from operations
(Dollars in Millions)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Income from operations	$63.4	$53.2	$10.2	19.2%
% of net sales	16.3%	14.2%	2.1%
During the three months ended March 31, 2025, income from operations was $63.4 million compared to $53.2 million during the three months ended March 31, 2024. Income from operations as a percentage of net sales increased by 210 basis points year over year due to the benefits from our productivity initiatives and continuous improvement activities across the organization, as well as lower restructuring charges and carryover benefits of synergy actions taken in the prior year.
Interest expense, net
Interest expense, net was $7.3 million for the three months ended March 31, 2025, compared to $8.8 million for the three months ended March 31, 2024. The decrease in interest expense, net as compared to the prior year period is primarily due to reduced interest expense in the current year as a result of lower interest rates.
Other expense, net
Other expense, net for the three months ended March 31, 2025 and 2024, was $0.0 million and $1.4 million, respectively. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses. The year-over-year change is primarily driven by lower defined benefit plan costs in the current year as a result of the curtailment gain of $0.7 million recognized in connection with the U.S. pension plan freeze as well as a higher expected return on plan assets.
Provision for income taxes
The income tax provision was $15.1 million for the three months ended March 31, 2025, compared to $9.0 million for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was 26.9% versus 20.9% for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the three months ended March 31, 2024 was slightly below the U.S. federal statutory rate of 21% as the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, was effectively offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments.
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
Net income
Net income for the three months ended March 31, 2025, was $43.6 million compared to net income of $34.3 million for the three months ended March 31, 2024. Diluted net income per share for the three months ended March 31, 2025 and March 31, 2024, was $0.26 and $0.19, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $2.6 million for the three months ended March 31, 2025 compared to net income from discontinued operations, net of tax, of $0.3 million for the three months ended March 31, 2024. Diluted net income per share from discontinued operations for the three months ended March 31, 2025 and March 31, 2024, was $0.02 and $0.00, respectively.

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
Core sales
Core sales excludes the impact of mergers and acquisitions, divestitures and foreign currency translation. Management believes that core sales facilitates easier and more meaningful comparisons of our net sales performance with prior and future periods and to our peers. We exclude the effect of mergers and acquisitions and divestitures because the nature, size and number can vary dramatically from period to period and between us and our peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of foreign currency translation from this measure because the volatility of currency translation is not under management's control.
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
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2025, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the three months ended March 31, 2025, we reported net income of $43.6 million and Adjusted EBITDA for the same period of $98.0 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. As of March 31, 2025, our Net First Lien Leverage Ratio was 0.98 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended March 31, 2024	Twelve months ended December 31, 2024	Three months ended March 31, 2025	Twelve months ended March 31, 2025
Net income	$34.3	$160.2	$43.6	$169.5
Income from discontinued operations, net of tax (1)	(0.3)	(1.3)	(2.6)	(3.6)
Provision for income taxes	9.0	48.1	15.1	54.2
Actuarial gain on pension and postretirement benefit obligations	—	(1.4)	—	(1.4)
Other expense, net (2)	1.4	5.9	—	4.5
Interest expense, net	8.8	33.1	7.3	31.6
Depreciation and amortization	21.6	88.3	22.7	89.4
EBITDA	74.8	332.9	86.1	344.2
Adjustments to EBITDA
Restructuring and other similar charges (3)	6.3	13.5	1.7	8.9
Stock-based compensation expense	10.0	37.9	10.5	38.4
Last-in first-out ("LIFO") adjustments (4)	(1.3)	5.5	(0.3)	6.5
Other, net (5)	0.2	0.6	—	0.4
Subtotal of adjustments to EBITDA	15.2	57.5	11.9	54.2
Adjusted EBITDA	$90.0	$390.4	$98.0	$398.4
Consolidated indebtedness (6)				$388.5
Net First Lien Leverage Ratio (7)				0.98
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
(3)In accordance with the terms in our credit agreement, restructuring and other similar charges is comprised of costs associated with workforce reductions, asset impairments, lease termination costs, and other facility rationalization costs.  See Item 1, Note 2, Restructuring and Other Similar Charges for more information.
(4)Last-in first-out (LIFO) inventory adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Other, net consists of gains and losses on the disposition of long-lived assets per the credit agreement.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $107.3 million (as defined by the credit agreement) at March 31, 2025.
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
As of March 31, 2025, we had $144.7 million of cash and cash equivalents and $188.9 million of additional borrowing capacity under our revolving credit facility. As of March 31, 2025, the available borrowings under our credit facility were reduced by $11.1 million due to outstanding letters of credit. As of December 31, 2024, we had $198.0 million of cash and cash equivalents and $188.7 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2024, the available borrowings under our credit facility were reduced by $11.3 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $42.9 million and $53.9 million during the three months ended March 31, 2025 and 2024, respectively. The change in year-over-year operating cash flows was primarily the result of higher use of cash for trade working capital partially offset by an increase in net income during the three months ended March 31, 2025.
Cash used for investing activities was $4.3 million during the three months ended March 31, 2025 and $2.1 million during the three months ended March 31, 2024. Investing activities during the three months ended March 31, 2025, consisted of $4.3 million of capital expenditures. Investing activities during the three months ended March 31, 2024, consisted of $3.7 million of capital expenditures, which were partially offset by $1.6 million from the sale of certain long-lived assets.
Cash used for financing activities was $92.1 million during the three months ended March 31, 2025, compared to $30.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we utilized $0.2 million of cash for payments on finance leases, $77.4 million to repurchase outstanding shares of our common stock, and $15.2 million for the payment of common stock dividends, which was partially offset by $0.7 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards. During the three months ended March 31, 2024, we utilized $0.2 million of cash for payments on finance leases, $18.9 million to repurchase outstanding shares of our common stock, and $13.9 million for the payment of common stock dividends, which was partially offset by $2.1 million of proceeds from the exercise of stock options.
Indebtedness
As of March 31, 2025, we had $495.8 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2025	Current Maturities of Debt	Long-term Portion
Term loan (1)	$475.4	$—	$475.4
Finance leases	20.4	0.8	19.6
Total	$495.8	$0.8	$495.0
(1)Includes unamortized original issue discount and debt issuance costs of $5.0 million at March 31, 2025.
See Item 1, Note 12, Long-Term Debt for a description of our outstanding indebtedness.

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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of March 31, 2025, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended March 31, 2025, the Company repurchased 2,272,022 shares of common stock at a total cost of $77.4 million at an average price of $34.07 per share. The repurchased shares were canceled by the Company upon receipt. The remaining repurchase authority under the Repurchase Program at March 31, 2025 was $162.8 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
January 1 - January 31, 2025	267,650	$37.34	267,650	$230,224,504
February 1 - February 28, 2025	1,659,223	$33.62	1,659,223	$174,444,658
March 1 - March 31, 2025	345,149	$33.68	345,149	$162,812,838
Total/Average	2,272,022	$34.07	2,272,022

ITEM  5.    OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

1.1	Underwriting Agreement, dated as of February 11, 2025, by and among the Company, Ice Mountain LLC, and Evercore Group L.L.C. as representative of the several underwriters.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

*	Incorporated by reference to exhibit 1.1 in the Company's Form 8-K filed on February 13, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	April 22, 2025	By:	/S/ DAVID J. PAULI
		Name:	David J. Pauli
		Title:	Chief Financial Officer