Form 10-Q
period 2025-06-30
Zurn Elkay Water Solutions Corp
filed 2025-07-29
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2025
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	167,552,517 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$201.9	$198.0
Receivables, net	240.1	202.2
Inventories, net	275.8	272.6
Income taxes receivable	2.5	19.6
Other current assets	33.7	29.7
Total current assets	754.0	722.1
Property, plant and equipment, net	162.2	164.0
Intangible assets, net	863.9	891.6
Goodwill	795.6	794.2
Other assets	78.6	76.6
Total assets	$2,654.3	$2,648.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.8	$0.8
Trade payables	88.9	71.7
Compensation and benefits	34.0	37.9
Current portion of pension and postretirement benefit obligations	1.2	1.2
Other current liabilities	153.4	136.2
Total current liabilities	278.3	247.8

Long-term debt	495.1	494.8
Pension and postretirement benefit obligations	14.0	14.1
Deferred income taxes	186.0	196.5
Operating lease liability	46.3	43.3
Other liabilities	70.2	65.2
Total liabilities	1,089.9	1,061.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 167,661,315 at June 30, 2025 and 170,308,023 at December 31, 2024	1.7	1.7
Additional paid-in capital	2,817.9	2,828.2
Retained deficit	(1,185.5)	(1,168.7)
Accumulated other comprehensive loss	(69.7)	(74.4)
Total stockholders' equity	1,564.4	1,586.8
Total liabilities and stockholders' equity	$2,654.3	$2,648.5

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$444.5	$412.0	$833.3	$785.8
Cost of sales	242.2	225.7	450.0	429.4
Gross profit	202.3	186.3	383.3	356.4
Selling, general and administrative expenses	108.2	98.9	209.4	194.8
Restructuring and other similar charges	1.9	0.7	3.6	7.0
Amortization of intangible assets	14.6	14.8	29.3	29.5
Income from operations	77.6	71.9	141.0	125.1
Non-operating expense:
Interest expense, net	(7.7)	(8.5)	(15.0)	(17.3)
Other expense, net	(2.0)	(1.6)	(2.0)	(3.0)
Income before income taxes	67.9	61.8	124.0	104.8
Provision for income taxes	(17.8)	(16.5)	(32.9)	(25.5)
Net income from continuing operations	50.1	45.3	91.1	79.3
Income from discontinued operations, net of tax	0.4	0.7	3.0	1.0
Net income	$50.5	$46.0	$94.1	$80.3

Basic net income per share:
Continuing operations	$0.30	$0.26	$0.54	$0.46
Discontinued operations	$—	$0.01	$0.02	$0.01
Net income	$0.30	$0.27	$0.56	$0.47
Diluted net income per share:
Continuing operations	$0.29	$0.26	$0.53	$0.45
Discontinued operations	$—	$0.01	$0.02	$0.01
Net income	$0.29	$0.27	$0.55	$0.46
Weighted-average number of shares outstanding (in thousands):
Basic	168,483	172,627	169,409	172,818
Effect of dilutive equity awards	1,600	2,376	1,901	2,738
Diluted	170,083	175,003	171,310	175,556

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$50.5	$46.0	$94.1	$80.3
Other comprehensive income (loss):
Foreign currency translation adjustments	4.9	(1.5)	4.7	(4.0)
Other comprehensive income (loss), net of tax	4.9	(1.5)	4.7	(4.0)
Total comprehensive income	$55.4	$44.5	$98.8	$76.3

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating activities
Net income	$94.1	$80.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15.5	13.8
Amortization of intangible assets	29.3	29.5
Non-cash restructuring charges	0.5	5.2
Loss on dispositions of long-lived assets	—	0.4
Deferred income taxes	(10.6)	(13.0)
Other non-cash expense	1.1	2.3
Pension curtailment	(0.7)	—
Stock-based compensation expense	19.5	19.4
Changes in operating assets and liabilities:
Receivables, net	(36.8)	(30.6)
Inventories, net	(1.7)	0.4
Other assets	21.3	2.0
Accounts payable	16.8	21.8
Accruals and other	5.2	7.5
Cash provided by operating activities	153.5	139.0

Investing activities
Expenditures for property, plant and equipment	(13.3)	(8.6)
Proceeds from dispositions of long-lived assets	—	1.6
Cash used for investing activities	(13.3)	(7.0)

Financing activities
Repayments of debt	(0.4)	(0.4)
Proceeds from exercise of stock options and ESPP contributions	2.4	3.8
Taxes withheld and paid on employees' share-based payment awards	(0.5)	—
Repurchase of common stock	(109.9)	(79.9)
Payment of common stock dividends	(30.3)	(27.7)
Cash used for financing activities	(138.7)	(104.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.4	(1.8)
Increase in cash, cash equivalents and restricted cash	3.9	26.0
Cash, cash equivalents and restricted cash at beginning of period	198.0	136.7
Cash, cash equivalents and restricted cash at end of period	$201.9	$162.7

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

2. Restructuring and Other Similar Charges
During the three and six months ended June 30, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and six months ended June 30, 2025 and June 30, 2024, (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Employee termination benefits	$0.8	$0.2	$1.3	$0.4
Contract termination and other associated costs	1.1	0.5	2.3	6.6
Total restructuring and other similar charges	$1.9	$0.7	$3.6	$7.0
The following table summarizes the activity in the Company's restructuring accrual for the six months ended June 30, 2025 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2024 (1)	$1.1	$0.1	$1.2
Charges	1.3	2.3	3.6
Cash payments	(1.5)	(1.9)	(3.4)
Non-cash charges (2)	—	(0.5)	(0.5)
Accrued restructuring costs, June 30, 2025 (1)	$0.9	$—	$0.9
(1)As of June 30, 2025 and December 31, 2024, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist primarily of asset impairments based on Level 3 inputs.

3. Discontinued Operations
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the six months ended June 30, 2025 and June 30, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Selling, general and administrative expense (1)	$—	$(0.7)	$(2.6)	$(0.7)
Income from discontinued operations before income tax	—	0.7	2.6	0.7

Income tax benefit	0.4	—	0.4	0.3
Income from discontinued operations, net of tax	$0.4	$0.7	$3.0	$1.0
(1)Selling, general and administrative expense includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.

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
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed consolidated statements of operations. Unsatisfied performance obligations as of June 30, 2025 have an expected duration of one year or less.
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

	Three Months Ended		Six Months Ended
Customer Type	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Institutional	$217.8	$196.1	$409.2	$374.4
Commercial	125.6	118.1	234.5	224.9
All other	101.1	97.8	189.6	186.5
Total	$444.5	$412.0	$833.3	$785.8

	Three Months Ended		Six Months Ended
Geography	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
United States	$410.4	$378.3	$767.9	$719.5
Canada	25.3	23.8	45.4	44.9
Rest of world	8.8	9.9	20.0	21.4
Total	$444.5	$412.0	$833.3	$785.8
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of June 30, 2025 and December 31, 2024 were not material.

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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. There are multiple business tax provisions for which further guidance from the U.S. Treasury and the Internal Revenue Service is needed. The Company is currently reviewing and evaluating the impact of the guidance provided to date that could affect our income tax payable and deferred tax liability, including changes related to bonus depreciation and the expensing of research and development expenditures, among other topics.
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
The income tax provision was $17.8 million for the three months ended June 30, 2025, compared to $16.5 million for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 was 26.2% versus 26.7% for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 and the three months ended June 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
The income tax provision was $32.9 million for the six months ended June 30, 2025, compared to $25.5 million for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was 26.5% versus 24.3% for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 and for the six months ended June 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.

The Company’s total liability for net unrecognized tax benefits as of June 30, 2025 and December 31, 2024 was $2.0 million and $1.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2025 and December 31, 2024, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.5 million. The Company recognized $0.1 million and $(0.2) million of net interest and penalties as income tax expense (benefit) during the six months ended June 30, 2025 and June 30, 2024, respectively.
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
The computation for diluted net income per share for the three and six months ended June 30, 2025 excludes 0.1 million shares due to their anti-dilutive effects. The computation for diluted net income per share for the three and six months ended June 30, 2024 excludes 0.5 million shares and 0.3 million shares due to their anti-dilutive effects, respectively.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Total comprehensive income	—	—	34.3	(2.5)	31.8
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(18.9)	—	(18.9)
Common stock dividends ($0.08 per share)	—	(13.9)	—	—	(13.9)
Balance at March 31, 2024	$1.7	$2,845.2	$(1,162.8)	$(70.2)	$1,613.9
Total comprehensive income	—	—	46.0	(1.5)	44.5
Stock-based compensation expense	—	9.4	—	—	9.4
Proceeds from exercise of stock options	—	1.7	—	—	1.7
Repurchase of common stock	—	—	(61.3)	—	(61.3)
Common stock dividends ($0.08 per share)	—	(13.8)	—	—	(13.8)
Balance at June 30, 2024	$1.7	$2,842.5	$(1,178.1)	$(71.7)	$1,594.4

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Total comprehensive income	—	—	43.6	(0.2)	43.4
Stock-based compensation expense	—	10.5	—	—	10.5
Proceeds from exercise of stock options and ESPP contributions	—	1.1	—	—	1.1
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Repurchase of common stock	—	—	(78.0)	—	(78.0)
Common stock dividends ($0.09 per share)	—	(15.3)	—	—	(15.3)
Balance at March 31, 2025	$1.7	$2,824.0	$(1,203.1)	$(74.6)	$1,548.0
Total comprehensive income	—	—	50.5	4.9	55.4
Stock-based compensation expense	—	9.0	—	—	9.0
Proceeds from exercise of stock options and ESPP contributions	—	1.3	—	—	1.3
Repurchase of common stock	—	—	(32.9)	—	(32.9)
Common stock dividends ($0.09 per share)	—	(16.4)	—	—	(16.4)
Balance at June 30, 2025	$1.7	$2,817.9	$(1,185.5)	$(69.7)	$1,564.4
(1)During the three and six months ended June 30, 2025, the Company issued 109,796 and 597,933 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively. During the three and six months ended June 30, 2024, the Company issued 171,495 and 1,398,393 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended June 30, 2025, the Company repurchased 972,619 shares of common stock at a total cost of $32.5 million at an average price of $33.41 per share. During the six months ended June 30, 2025, the Company repurchased 3,244,641 shares of common stock at a total cost of $109.9 million at a weighted average price of $33.87 per share. During the three months ended June 30, 2024, the Company repurchased 1,942,016 shares of common stock at a total cost of $61.0 million at an average price of $31.38 per share. During the six months ended June 30, 2024, the Company repurchased 2,562,860 shares of common stock at a total cost of $79.9 million at an average price of $31.15 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $130.3 million of the existing authority remained under the Repurchase Program at June 30, 2025.
8. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2025, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2024	$(81.5)	$7.1	$(74.4)
Other comprehensive income before reclassifications	4.7	—	4.7
Net current period other comprehensive income	4.7	—	4.7
Balance at June 30, 2025	$(76.8)	$7.1	$(69.7)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the six months ended June 30, 2025 and 2024.

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2025	December 31, 2024
Finished goods	$233.2	$228.7
Work in progress	11.8	12.1
Raw materials	50.8	44.8
Inventories at First-In, First-Out ("FIFO") cost	295.8	285.6
Adjustment to state inventories at Last-In, First-Out ("LIFO") cost	(20.0)	(13.0)
	$275.8	$272.6

10. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the six months ended June 30, 2025, are presented below (in millions):

Net carrying amount as of December 31, 2024	$794.2
Currency translation adjustments	1.4
Net carrying amount as of June 30, 2025	$795.6
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2025 and December 31, 2024 are as follows (in millions):

		June 30, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$27.8	$(23.2)	$4.6
Customer relationships (including distribution network)	16 years	1,068.7	(423.7)	645.0
Tradenames	19 years	156.8	(28.8)	128.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,339.6	$(475.7)	$863.9

		December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$27.4	$(22.9)	$4.5
Customer relationships (including distribution network)	16 years	1,066.9	(398.1)	668.8
Tradenames	19 years	156.7	(24.7)	132.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,337.3	$(445.7)	$891.6
Intangible asset amortization expense totaled $14.6 million and $14.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Intangible asset amortization expense totaled $29.3 million and $29.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.7 million in the year ending December 31, 2025 (inclusive of the $29.3 million of amortization expense recognized in the six months ended June 30, 2025), $58.5 million in 2026, $58.5 million in 2027, $58.5 million in 2028, $58.5 million in 2029 and $58.5 million in 2030.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2025	December 31, 2024
Commissions	$12.4	$9.2
Current portion of operating lease liability	14.1	12.7
Income taxes payable	7.2	2.3
Professional fees	2.1	1.6
Product warranty (1)	5.6	4.9
Restructuring and other similar charges (2)	0.9	1.2
Risk management (3)	5.8	5.5
Sales rebates	77.9	73.2
Tax indemnities	11.1	12.2
Taxes, other than income taxes	2.9	2.9
Other	13.4	10.5
	$153.4	$136.2
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

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2025	December 31, 2024
Term loan (1)	$475.7	$475.0
Finance leases	20.2	20.6
Total	495.9	495.6
Less current maturities	0.8	0.8
Long-term debt	$495.1	$494.8
(1)Includes unamortized debt issuance costs of $4.7 million and $5.4 million at June 30, 2025 and December 31, 2024, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of June 30, 2025, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.

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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.79 to 1.00 as of June 30, 2025, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At June 30, 2025 and for the six months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 6.41% and 6.44%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.79 to 1.00 as of June 30, 2025. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At June 30, 2025 and December 31, 2024, there were no amounts borrowed under the Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, $10.1 million and $11.3 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At June 30, 2025 and December 31, 2024, the Company had finance lease obligations of $20.2 million and $20.6 million, respectively.

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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in millions):

	Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$2.1	$15.9	$—	$18.0
Deferred compensation plan liabilities	20.9	—	—	20.9

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.2	$15.1	$—	$16.3
Deferred compensation plan liabilities	18.9	—	—	18.9
There were no transfers of assets between levels at June 30, 2025 and December 31, 2024, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2025 and December 31, 2024, due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2025 and December 31, 2024, was approximately $503.0 million and $503.4 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Six Months Ended
	June 30, 2025	June 30, 2024
Balance at beginning of period	$4.9	$4.7
Charged to operations	2.0	1.2
Claims settled	(1.3)	(1.1)
Balance at end of period	$5.6	$4.8
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

15. Retirement Benefits
The components of net periodic cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pension Benefits:
Service cost	$—	$0.1	$—	$0.1
Interest cost	2.9	2.8	5.7	5.6
Expected return on plan assets	(2.3)	(1.8)	(4.6)	(3.7)
Curtailment	—	—	(0.7)	—
Net periodic cost	$0.6	$1.1	$0.4	$2.0
Other Postretirement Benefits:
Interest cost	$0.1	$0.1	$0.2	$0.2
Net periodic cost	$0.1	$0.1	$0.2	$0.2
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

16. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended June 30, 2025 and June 30, 2024, the Company recognized $9.0 million and $9.4 million of stock-based compensation expense, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company recognized $19.5 million and $19.4 million of stock-based compensation expense, respectively.
During the six months ended June 30, 2025, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	66,540	$13.11
Restricted stock units	187,490	$35.34
Performance stock units	388,651	$35.47
Common stock	123,550	$34.28
Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the three and six months ended June 30, 2025, the Company issued 18,403 and 45,698 shares of common stock, respectively. As of June 30, 2025, 1,909,866 shares remained available for future issuance. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.3 million of stock-based compensation expense related to the ESPP, respectively.
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on Net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$444.5	$412.0	$833.3	$785.8
Less:
Cost of sales	242.2	225.7	450.0	429.4
Selling, general and administrative expenses	108.2	98.9	209.4	194.8
Other segment items (1)	44.0	42.1	82.8	82.3
Segment profit (Net income from continuing operations)	$50.1	$45.3	$91.1	$79.3
(1)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, other expense, net, and provision for income taxes.
Segment net sales, amortization, interest expense, net, income before income taxes and income tax expense are included on the condensed consolidated statement of operations. Segment assets are included on the condensed consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for plant, property and equipment are included on the condensed consolidated statement of cash flows. Interest income for the three months ended June 30, 2025 and June 30, 2024 was $1.4 million and $1.9 million, respectively. Interest income for the six months ended June 30, 2025 and June 30, 2024 was $3.1 million and $3.5 million, respectively.

18. Subsequent Events
On July 24, 2025, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.09 per share to be paid on September 5, 2025, to stockholders of record as of August 20, 2025.

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
Recent Developments
As disclosed in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States or other countries. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government continues to negotiate with other countries regarding the tariffs. While the Company is well positioned to respond to the tariff environment, costs are impacted by trade policies.
Critical Accounting Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2024 for information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2025, and during the period from January 1, 2025 through June 30, 2025, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Discontinued Operations
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the six months ended June 30, 2025 and June 30, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.

The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Selling, general and administrative expense (1)	$—	$(0.7)	$(2.6)	$(0.7)
Income from discontinued operations before income tax	—	0.7	2.6	0.7

Income tax benefit	0.4	—	0.4	0.3
Income from discontinued operations, net of tax	$0.4	$0.7	$3.0	$1.0
(1)Selling, general and administrative expense includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 3, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three and six months ended June 30, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and six months ended June 30, 2025, restructuring charges totaled $1.9 million and $3.6 million, respectively. For the three and six months ended June 30, 2024, restructuring charges totaled $0.7 million and $7.0 million, respectively. Refer to Item 1, Note 2, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024:
Net sales
(Dollars in Millions)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Net sales	$444.5	$412.0	$32.5	7.9%
Net sales were $444.5 million and $412.0 million during the three months ended June 30, 2025 and June 30, 2024, respectively, an increase of 8% year over year. Core sales improved 8% year over year, including growth in all product categories.

Income from operations
(Dollars in Millions)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Income from operations	$77.6	$71.9	$5.7	7.9%
% of net sales	17.5%	17.5%	—%
During the three months ended June 30, 2025, income from operations was $77.6 million compared to $71.9 million during the three months ended June 30, 2024. Income from operations as a percentage of net sales stayed consistent year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings being offset primarily by the year-over-year change in the adjustment to state inventories at last-in, first-out cost and incremental restructuring expense.
Interest expense, net
Interest expense, net was $7.7 million for the three months ended June 30, 2025, compared to $8.5 million for the three months ended June 30, 2024. The decrease in interest expense, net as compared to the prior year period is primarily due to lower interest rates.
Other expense, net
Other expense, net for the three months ended June 30, 2025 and 2024, was $2.0 million and $1.6 million, respectively. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses. The year-over-year change is primarily driven by increased other non-operational and foreign currency transaction losses, offset by lower defined benefit plan costs in the current year.
Provision for income taxes
The income tax provision was $17.8 million for the three months ended June 30, 2025, compared to $16.5 million for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 was 26.2% versus 26.7% for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 and the three months ended June 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
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
Net income
Net income for the three months ended June 30, 2025, was $50.5 million compared to net income of $46.0 million for the three months ended June 30, 2024. Diluted net income per share for the three months ended June 30, 2025 and June 30, 2024, was $0.29 and $0.27, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.4 million for the three months ended June 30, 2025 compared to net income from discontinued operations, net of tax, of $0.7 million for the three months ended June 30, 2024. Diluted net income per share from discontinued operations for the three months ended June 30, 2025 and June 30, 2024, was $0.00 and $0.01, respectively.

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024:
Net sales
(Dollars in Millions)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Net sales	$833.3	$785.8	$47.5	6.0%
Net sales were $833.3 million during the six months ended June 30, 2025, an increase of 6% year over year. Core sales improved 7% year over year, including growth in all product categories. The impact from foreign currency exchange rates reduced net sales by 1% in the year.
Income from operations
(Dollars in Millions)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Income from operations	141.0	125.1	15.9	12.7%
% of net sales	16.9%	15.9%	1.0%
Income from operations during the six months ended June 30, 2025 was $141.0 million compared to $125.1 million during the six months ended June 30, 2024. Income from operations as a percentage of net sales increased by 100 basis points year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings being slightly offset primarily by the year-over-year change in the adjustment to state inventories at last-in, first-out cost.
Interest expense, net
    Interest expense, net was $15.0 million during the six months ended June 30, 2025, compared to $17.3 million during the six months ended June 30, 2024. The decrease in interest expense, net as compared to the prior year period is primarily due to reduced interest expense in the current year as a result of lower interest rates.
Other expense, net
    Other expense, net during the six months ended June 30, 2025 was $2.0 million compared to $3.0 million during the six months ended June 30, 2024. Other expense, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by lower defined benefit plan costs in the current year, partly offset by foreign currency transaction losses.
Provision for income taxes
The income tax provision was $32.9 million for the six months ended June 30, 2025, compared to $25.5 million for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was 26.5% versus 24.3% for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 and the six months ended June 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
Net income
Net income for the six months ended June 30, 2025, was $94.1 million compared to $80.3 million for the six months ended June 30, 2024. Diluted net income per share for the six months ended June 30, 2025 and June 30, 2024, was $0.55 and $0.46, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $3.0 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024. Diluted net income per share from discontinued operations for the six months ended June 30, 2025 and June 30, 2024, was $0.02 and $0.01, respectively.

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
The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2025, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the six months ended June 30, 2025, we reported net income of $94.1 million and Adjusted EBITDA for the same period of $215.9 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. As of June 30, 2025, our Net First Lien Leverage Ratio was 0.79 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended June 30, 2024	Twelve months ended December 31, 2024	Six months ended June 30, 2025	Twelve months ended June 30, 2025
Net income	$80.3	$160.2	$94.1	$174.0
Income from discontinued operations, net of tax (1)	(1.0)	(1.3)	(3.0)	(3.3)
Provision for income taxes	25.5	48.1	32.9	55.5
Actuarial gain on pension and postretirement benefit obligations	—	(1.4)	—	(1.4)
Other expense, net (2)	3.0	5.9	2.0	4.9
Interest expense, net	17.3	33.1	15.0	30.8
Depreciation and amortization	43.3	88.3	44.8	89.8
EBITDA	168.4	332.9	185.8	350.3
Adjustments to EBITDA
Restructuring and other similar charges (3)	7.0	13.5	3.6	10.1
Stock-based compensation expense	19.4	37.9	19.5	38.0
Last-In, First-Out ("LIFO") adjustments (4)	(0.9)	5.5	7.0	13.4
Other, net (5)	0.4	0.6	—	0.2
Subtotal of adjustments to EBITDA	25.9	57.5	30.1	61.7
Adjusted EBITDA	$194.3	$390.4	$215.9	$412.0
Consolidated indebtedness (6)				$326.6
Net First Lien Leverage Ratio (7)				0.79
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
(4)Last-In, First-Out ("LIFO") adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Other, net consists of gains and losses on the disposition of long-lived assets per the credit agreement.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $169.3 million (as defined by the credit agreement) at June 30, 2025.
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
As of June 30, 2025, we had $201.9 million of cash and cash equivalents and $189.9 million of additional borrowing capacity under our revolving credit facility. As of June 30, 2025, the available borrowings under our credit facility were reduced by $10.1 million due to outstanding letters of credit. As of December 31, 2024, we had $198.0 million of cash and cash equivalents and $188.7 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2024, the available borrowings under our credit facility were reduced by $11.3 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $153.5 million and $139.0 million during the six months ended June 30, 2025 and 2024, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income during the six months ended June 30, 2025.
Cash used for investing activities was $13.3 million during the six months ended June 30, 2025 and $7.0 million during the six months ended June 30, 2024. Investing activities during the six months ended June 30, 2025, consisted of $13.3 million of capital expenditures. Investing activities during the six months ended June 30, 2024, consisted of $8.6 million of capital expenditures, which were partially offset by $1.6 million from the sale of certain long-lived assets.
Cash used for financing activities was $138.7 million during the six months ended June 30, 2025, compared to $104.2 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we utilized $0.4 million of cash for payments on finance leases, $109.9 million to repurchase outstanding shares of our common stock, and $30.3 million for the payment of common stock dividends, which was partially offset by $1.9 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards. During the six months ended June 30, 2024, we utilized $0.4 million of cash for payments on finance leases, $79.9 million to repurchase outstanding shares of our common stock, and $27.7 million for the payment of common stock dividends, which was partially offset by $3.8 million of proceeds from the exercise of stock options.
Indebtedness
As of June 30, 2025, we had $495.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2025	Current Maturities of Debt	Long-term Portion
Term loan (1)	$475.7	$—	$475.7
Finance leases	20.2	0.8	19.4
Total	$495.9	$0.8	$495.1
(1)Includes unamortized original issue discount and debt issuance costs of $4.7 million at June 30, 2025.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of June 30, 2025, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended June 30, 2025, the Company repurchased 972,619 shares of common stock at a total cost of $32.5 million at an average price of $33.41 per share. The repurchased shares were canceled by the Company upon receipt. The remaining repurchase authority under the Repurchase Program at June 30, 2025 was $130.3 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
April 1 - April 30, 2025	474,146	$30.83	474,146	$148,186,986
May 1 - May 31, 2025	290,022	$35.70	290,022	$137,826,462
June 1 - June 30, 2025	208,451	$36.12	208,451	$130,293,403
Total/Average	972,619	$33.41	972,619

ITEM  5.    OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Zurn Elkay Water Solutions Corporation Performance Incentive Plan, as amended and restated *

10.2	Form of Performance Stock Unit Agreement under the Performance Incentive Plan (current)	X

10.3	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan (current)	X

10.4	Form of amendment to Performance Stock Unit Agreement (for outstanding awards granted prior to 2025)	X

10.5	Zurn Elkay Water Solutions Corporation Deferred Compensation Plan (as amended and restated effective April 30, 2025)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

*	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 13, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	July 29, 2025	By:	/S/ DAVID J. PAULI
		Name:	David J. Pauli
		Title:	Chief Financial Officer