Form 10-Q
period 2025-09-30
Zurn Elkay Water Solutions Corp
filed 2025-10-28
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2025
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	167,350,818 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$260.1	$198.0
Receivables, net	232.3	202.2
Inventories, net	273.2	272.6
Income taxes receivable	5.8	19.6
Other current assets	29.3	29.7
Total current assets	800.7	722.1
Property, plant and equipment, net	162.7	164.0
Intangible assets, net	849.1	891.6
Goodwill	794.4	794.2
Other assets	77.1	76.6
Total assets	$2,684.0	$2,648.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.9	$0.8
Trade payables	82.2	71.7
Compensation and benefits	41.2	37.9
Current portion of pension and other postretirement benefit obligations	1.2	1.2
Other current liabilities	162.7	136.2
Total current liabilities	288.2	247.8

Long-term debt	495.5	494.8
Pension and other postretirement benefit obligations	8.8	14.1
Deferred income taxes	182.8	196.5
Operating lease liability	43.7	43.3
Other liabilities	73.5	65.2
Total liabilities	1,092.5	1,061.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 167,469,305 at September 30, 2025 and 170,308,023 at December 31, 2024	1.7	1.7
Additional paid-in capital	2,816.9	2,828.2
Retained deficit	(1,148.7)	(1,168.7)
Accumulated other comprehensive loss	(78.4)	(74.4)
Total stockholders' equity	1,591.5	1,586.8
Total liabilities and stockholders' equity	$2,684.0	$2,648.5

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$455.4	$410.0	$1,288.7	$1,195.8
Cost of sales	254.7	220.6	704.7	650.0
Gross profit	200.7	189.4	584.0	545.8
Selling, general and administrative expenses	106.7	101.7	316.1	296.5
Restructuring and other similar charges	1.8	2.7	5.4	9.7
Amortization of intangible assets	14.7	14.8	44.0	44.3
Income from operations	77.5	70.2	218.5	195.3
Non-operating expense:
Interest expense, net	(7.1)	(8.3)	(22.1)	(25.6)
Other income (expense), net	8.7	(1.5)	6.7	(4.5)
Income before income taxes	79.1	60.4	203.1	165.2
Provision for income taxes	(19.5)	(16.9)	(52.4)	(42.4)
Net income from continuing operations	59.6	43.5	150.7	122.8
Income from discontinued operations, net of tax	2.2	—	5.2	1.0
Net income	$61.8	$43.5	$155.9	$123.8

Basic net income per share:
Continuing operations	$0.35	$0.25	$0.89	$0.71
Discontinued operations	$0.01	$—	$0.03	$0.01
Net income	$0.36	$0.25	$0.92	$0.72
Diluted net income per share:
Continuing operations	$0.35	$0.25	$0.88	$0.70
Discontinued operations	$0.01	$—	$0.03	$0.01
Net income	$0.36	$0.25	$0.91	$0.71
Weighted-average number of shares outstanding (in thousands):
Basic	168,125	170,551	168,977	172,057
Effect of dilutive equity awards	2,148	2,480	2,250	2,915
Diluted	170,273	173,031	171,227	174,972

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$61.8	$43.5	$155.9	$123.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	0.6	2.2	(3.4)
Change in pension and other postretirement benefit obligations, net of tax	(6.2)	—	(6.2)	—
Other comprehensive income (loss), net of tax	(8.7)	0.6	(4.0)	(3.4)
Total comprehensive income	$53.1	$44.1	$151.9	$120.4

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating activities
Net income	$155.9	$123.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22.6	20.9
Amortization of intangible assets	44.0	44.3
Non-cash restructuring charges	0.5	6.8
Loss on dispositions of long-lived assets	0.3	0.4
Deferred income taxes	(11.7)	(16.6)
Other non-cash expense	1.7	2.1
Pension curtailment and settlement	(10.7)	—
Stock-based compensation expense	29.1	29.2
Changes in operating assets and liabilities:
Receivables, net	(29.4)	(32.7)
Inventories, net	0.5	(2.1)
Other assets	22.9	2.0
Accounts payable	10.3	38.6
Accruals and other	18.8	13.2
Cash provided by operating activities	254.8	229.9

Investing activities
Expenditures for property, plant and equipment	(20.7)	(12.7)
Proceeds from dispositions of long-lived assets	—	1.6
Cash used for investing activities	(20.7)	(11.1)

Financing activities
Repayments of debt	(0.6)	(0.6)
Proceeds from exercise of stock options and ESPP contributions	7.4	6.1
Taxes withheld and paid on employees' share-based payment awards	(0.6)	(0.1)
Repurchase of common stock	(134.9)	(129.9)
Payment of common stock dividends	(45.4)	(41.3)
Cash used for financing activities	(174.1)	(165.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.1	(1.8)
Increase in cash, cash equivalents and restricted cash	62.1	51.2
Cash, cash equivalents and restricted cash at beginning of period	198.0	136.7
Cash, cash equivalents and restricted cash at end of period	$260.1	$187.9

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements.
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

2. Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.
The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended September 30, 2025 and September 30, 2024, (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Employee termination benefits	$0.6	$0.6	$1.9	$1.0
Contract termination and other associated costs	1.2	2.1	3.5	8.7
Total restructuring and other similar charges	$1.8	$2.7	$5.4	$9.7
The following table summarizes the activity in the Company's restructuring accrual for the nine months ended September 30, 2025 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2024 (1)	$1.1	$0.1	$1.2
Charges	1.9	3.5	5.4
Cash payments	(2.3)	(3.1)	(5.4)
Non-cash charges (2)	—	(0.5)	(0.5)
Accrued restructuring costs, September 30, 2025 (1)	$0.7	$—	$0.7
(1)As of September 30, 2025 and December 31, 2024, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.
(2)Non-cash charges consist primarily of asset impairments based on Level 3 inputs.

3. Discontinued Operations
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and September 30, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Selling, general and administrative expense (1)	$(2.1)	$—	$(4.7)	$(0.7)
Income from discontinued operations before income tax	2.1	—	4.7	0.7

Income tax benefit	0.1	—	0.5	0.3
Income from discontinued operations, net of tax	$2.2	$—	$5.2	$1.0
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
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed consolidated statements of operations. Unsatisfied performance obligations as of September 30, 2025 have an expected duration of one year or less.
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

	Three Months Ended		Nine Months Ended
Customer Type	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Institutional	$223.5	$193.4	$632.7	$567.8
Commercial	128.3	118.8	362.8	343.8
All other	103.6	97.8	293.2	284.2
Total	$455.4	$410.0	$1,288.7	$1,195.8

	Three Months Ended		Nine Months Ended
Geography	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
United States	$414.9	$375.2	$1,182.8	$1,094.7
Canada	27.6	23.1	73.0	68.0
Rest of world	12.9	11.7	32.9	33.1
Total	$455.4	$410.0	$1,288.7	$1,195.8
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of September 30, 2025 and December 31, 2024 were not material.

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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The Company has incorporated the OBBBA changes related to bonus depreciation and the expensing of research and development expenditures, among other items for the income tax provision ended September 30, 2025. These changes accelerate applicable deductions; however, such accelerated deductions did not have a material impact on the financial statements for the period ended September 30, 2025. There are multiple business tax provisions for which further guidance from the U.S. Treasury and the Internal Revenue Service is still needed.
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
The income tax provision was $19.5 million for the three months ended September 30, 2025, compared to $16.9 million for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 was 24.7% versus 28.0% for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 and the three months ended September 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
The income tax provision was $52.4 million for the nine months ended September 30, 2025, compared to $42.4 million for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was 25.8% versus 25.7% for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the nine months ended September 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of September 30, 2025 and December 31, 2024 was $2.0 million and $1.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2025 and December 31, 2024, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.6 million and $0.5 million, respectively. The Company recognized $0.2 million and $(0.1) million of net interest and penalties as income tax expense (benefit) during the nine months ended September 30, 2025 and September 30, 2024, respectively.
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
The computation for diluted net income per share for the three and nine months ended September 30, 2025 excludes 0.1 million shares due to their anti-dilutive effects. The computation for diluted net income per share for the three and nine months ended September 30, 2024 excludes 0.3 million shares due to their anti-dilutive effects.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Total comprehensive income	—	—	34.3	(2.5)	31.8
Stock-based compensation expense	—	10.0	—	—	10.0
Proceeds from exercise of stock options	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(18.9)	—	(18.9)
Common stock dividends ($0.08 per share)	—	(13.9)	—	—	(13.9)
Balance at March 31, 2024	$1.7	$2,845.2	$(1,162.8)	$(70.2)	$1,613.9
Total comprehensive income	—	—	46.0	(1.5)	44.5
Stock-based compensation expense	—	9.4	—	—	9.4
Proceeds from exercise of stock options	—	1.7	—	—	1.7
Repurchase of common stock	—	—	(61.3)	—	(61.3)
Common stock dividends ($0.08 per share)	—	(13.8)	—	—	(13.8)
Balance at June 30, 2024	$1.7	$2,842.5	$(1,178.1)	$(71.7)	$1,594.4
Total comprehensive income	—	—	43.5	0.6	44.1
Stock-based compensation expense	—	9.8	—	—	9.8
Proceeds from exercise of stock options	—	2.3	—	—	2.3
Taxes withheld and paid on employees' share-based payment awards	—	(0.1)	—	—	(0.1)
Repurchase of common stock	—	—	(50.4)	—	(50.4)
Common stock dividends ($0.08 per share)	—	(13.6)	—	—	(13.6)
Balance at September 30, 2024	$1.7	$2,840.9	$(1,185.0)	$(71.1)	$1,586.5

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Total comprehensive income	—	—	43.6	(0.2)	43.4
Stock-based compensation expense	—	10.5	—	—	10.5
Proceeds from exercise of stock options and ESPP contributions	—	1.1	—	—	1.1
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Repurchase of common stock	—	—	(78.0)	—	(78.0)
Common stock dividends ($0.09 per share)	—	(15.3)	—	—	(15.3)
Balance at March 31, 2025	$1.7	$2,824.0	$(1,203.1)	$(74.6)	$1,548.0
Total comprehensive income	—	—	50.5	4.9	55.4
Stock-based compensation expense	—	9.0	—	—	9.0
Proceeds from exercise of stock options and ESPP contributions	—	1.3	—	—	1.3
Repurchase of common stock	—	—	(32.9)	—	(32.9)
Common stock dividends ($0.09 per share)	—	(16.4)	—	—	(16.4)
Balance at June 30, 2025	$1.7	$2,817.9	$(1,185.5)	$(69.7)	$1,564.4
Total comprehensive income	—	—	61.8	(8.7)	53.1
Stock-based compensation expense	—	9.6	—	—	9.6
Proceeds from exercise of stock options and ESPP contributions	—	5.0	—	—	5.0
Taxes withheld and paid on employees' share-based payment awards	—	(0.1)	—	—	(0.1)
Repurchase of common stock	—	—	(25.0)	—	(25.0)
Common stock dividends ($0.09 per share)	—	(15.5)	—	—	(15.5)
Balance at September 30, 2025	$1.7	$2,816.9	$(1,148.7)	$(78.4)	$1,591.5

(1)During the three and nine months ended September 30, 2025, the Company issued 383,590 and 981,523 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively. During the three and nine months ended September 30, 2024, the Company issued 1,300,020 and 2,698,413 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2025, the Company repurchased 575,600 shares of common stock at a total cost of $25.0 million at an average price of $43.43 per share. During the nine months ended September 30, 2025, the Company repurchased 3,820,241 shares of common stock at a total cost of $134.9 million at an average price of $35.31 per share. During the three months ended September 30, 2024, the Company repurchased 1,622,895 shares of common stock at a total cost of $50.0 million at an average price of $30.81 per share. During the nine months ended September 30, 2024, the Company repurchased 4,185,755 shares of common stock at a total cost of $129.9 million at an average price of $31.02 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $105.3 million of the existing authority remained under the Repurchase Program at September 30, 2025. As discussed in Note 18, Subsequent Events, on October 28, 2025, the Board of Directors approved increasing the Company's existing share repurchase authority to $500.0 million of available capacity under the Repurchase Program.

8. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2025, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Other Postretirement Plans	Total
Balance at December 31, 2024	$(81.5)	$7.1	$(74.4)
Other comprehensive income before reclassifications	2.2	1.8	4.0
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	(8.0)
Net current period other comprehensive income (loss)	2.2	(6.2)	(4.0)
Balance at September 30, 2025	$(79.3)	$0.9	$(78.4)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Income Statement Line
Pension and other postretirement plans
Settlement gain	(10.0)	—	(10.0)	—	Other income (expense), net
Provision for income taxes	2.0	—	2.0	—
Total net of tax	$(8.0)	$—	$(8.0)	$—

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2025	December 31, 2024
Finished goods	$238.5	$228.7
Work in progress	13.9	12.1
Raw materials	52.0	44.8
Inventories at First-In, First-Out ("FIFO") cost	304.4	285.6
Adjustment to state inventories at Last-In, First-Out ("LIFO") cost	(31.2)	(13.0)
	$273.2	$272.6

10. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the nine months ended September 30, 2025, are presented below (in millions):

Net carrying amount as of December 31, 2024	$794.2
Currency translation adjustments	0.2
Net carrying amount as of September 30, 2025	$794.4
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2025 and December 31, 2024 are as follows (in millions):

		September 30, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.2	$(23.2)	$5.0
Customer relationships (including distribution network)	16 years	1,068.0	(436.1)	631.9
Tradenames	19 years	156.7	(30.8)	125.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,339.2	$(490.1)	$849.1

		December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$27.4	$(22.9)	$4.5
Customer relationships (including distribution network)	16 years	1,066.9	(398.1)	668.8
Tradenames	19 years	156.7	(24.7)	132.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,337.3	$(445.7)	$891.6
Intangible asset amortization expense totaled $14.7 million and $14.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Intangible asset amortization expense totaled $44.0 million and $44.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.7 million in the year ending December 31, 2025 (inclusive of the $44.0 million of amortization expense recognized in the nine months ended September 30, 2025), $58.5 million in 2026, $58.5 million in 2027, $58.5 million in 2028, $58.5 million in 2029 and $58.5 million in 2030.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2025	December 31, 2024
Commissions	$11.2	$9.2
Current portion of operating lease liability	14.5	12.7
Income taxes payable	3.3	2.3
Professional fees	3.7	1.6
Product warranty (1)	6.3	4.9
Restructuring and other similar charges (2)	0.7	1.2
Risk management (3)	6.1	5.5
Sales rebates	89.2	73.2
Tax indemnities	9.1	12.2
Taxes, other than income taxes	3.4	2.9
Other	15.2	10.5
	$162.7	$136.2
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

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2025	December 31, 2024
Term loan (1)	$476.1	$475.0
Finance leases	20.3	20.6
Total	496.4	495.6
Less current maturities	0.9	0.8
Long-term debt	$495.5	$494.8
(1)Includes unamortized debt issuance costs of $4.3 million and $5.4 million at September 30, 2025 and December 31, 2024, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the

Credit Agreement). As of September 30, 2025, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.63 to 1.00 as of September 30, 2025, and therefore the applicable margin is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At September 30, 2025 and for the nine months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 6.24% and 6.44%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.63 to 1.00 as of September 30, 2025. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee shall equal 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee shall equal 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.
At September 30, 2025 and December 31, 2024, there were no amounts borrowed under the Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, $10.1 million and $11.3 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At September 30, 2025 and December 31, 2024, the Company had finance lease obligations of $20.3 million and $20.6 million, respectively.

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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in millions):

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$2.0	$16.7	$—	$18.7
Deferred compensation plan liabilities	22.1	—	—	22.1

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$1.2	$15.1	$—	$16.3
Deferred compensation plan liabilities	18.9	—	—	18.9
There were no transfers of assets between levels at September 30, 2025 and December 31, 2024, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2025 and December 31, 2024, due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2025 and December 31, 2024, was approximately $503.1 million and $503.4 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance at beginning of period	$4.9	$4.7
Charged to operations	3.3	2.0
Claims settled	(1.9)	(2.1)
Balance at end of period	$6.3	$4.6
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

15. Retirement Benefits
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. Pension Plan participants were provided the opportunity to receive their full accrued benefits from the Pension Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the nine months ended September 30, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the quarter ended September 30, 2025, resulting in a pre-tax settlement gain of $10.0 million from Accumulated other comprehensive loss to Other income (expense), net in the condensed consolidated statements of operations.
The components of net periodic cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pension Benefits:
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	2.8	2.8	8.5	8.4
Expected return on plan assets	(2.3)	(1.9)	(6.9)	(5.6)
Amortization of:
Prior service cost	0.3	—	0.3	—
Curtailment	—	—	(0.7)	—
Settlement	(10.0)	—	(10.0)	—
Net periodic cost	$(9.1)	$0.9	$(8.7)	$2.9
Other Postretirement Benefits:
Interest cost	$0.1	$0.1	$0.3	$0.3
Net periodic cost	$0.1	$0.1	$0.3	$0.3
The service cost component of net periodic cost is presented within Cost of sales and Selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic cost are presented within Other income (expense), net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event).

See Note 15, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding retirement benefits.

16. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended September 30, 2025 and September 30, 2024, the Company recognized $9.6 million and $9.8 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $29.1 million and $29.2 million of stock-based compensation expense, respectively.
During the nine months ended September 30, 2025, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	66,540	$13.11
Restricted stock units	194,935	$35.51
Performance stock units	395,700	$35.64
Common stock	166,125	$37.51
Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the three and nine months ended September 30, 2025, the Company issued 16,176 and 61,874 shares of common stock, respectively. During the three and nine months ended September 30, 2024, the Company issued 29,389 shares of common stock. As of September 30, 2025, 1,893,690 shares remained available for future issuance. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.4 million of stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2024, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP.
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on Net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$455.4	$410.0	$1,288.7	$1,195.8
Less:
Cost of sales	254.7	220.6	704.7	650.0
Selling, general and administrative expenses	106.7	101.7	316.1	296.5
Other segment items (1)	34.4	44.2	117.2	126.5
Segment profit (Net income from continuing operations)	$59.6	$43.5	$150.7	$122.8
(1)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, other income (expense), net, and provision for income taxes.
Segment net sales, amortization of intangible assets, interest expense, net, and provision for income taxes are included on the condensed consolidated statement of operations. Segment assets are included on the condensed consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for property, plant and equipment are included on the condensed consolidated statement of cash flows. Interest income for the three months ended September 30, 2025 and September 30, 2024 was $2.2 million and $2.1 million, respectively. Interest income for the nine months ended September 30, 2025 and September 30, 2024 was $5.3 million and $5.5 million, respectively.

18. Subsequent Events
On October 28, 2025, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.11 per share to be paid on December 5, 2025, to stockholders of record as of November 20, 2025. In addition, on October 28, 2025, the Board of Directors approved increasing the Company's existing share repurchase authority to $500.0 million of available capacity under the Repurchase Program. See Note 7, Stockholders' Equity, for additional information about the Repurchase Program.

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
Critical Accounting Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2024 for information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2025, and during the period from January 1, 2025 through September 30, 2025, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.

U.S. Pension Plan Termination & Settlement
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. Pension Plan participants were provided the opportunity to receive their full accrued benefits from the Pension Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the nine months ended September 30, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the quarter ended September 30, 2025, resulting in a pre-tax settlement gain of $10.0 million from Accumulated other comprehensive loss to Other income (expense), net in the condensed consolidated statements of operations.
See Item 1, Note 15, Retirement Benefits for additional information.
Discontinued Operations
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which (i) substantially all the assets and liabilities of the Company's Process & Motion Control ("PMC") business were transferred to a newly created subsidiary, Land Newco, Inc. (“Land”), (ii) the shares of Land were distributed to the Company's stockholders pro rata, and (iii) Land was merged with a subsidiary of Regal Rexnord Corporation (formerly known as Regal Beloit Corporation), in which the stock of Land was converted into a specified number of shares of Regal Rexnord Corporation in accordance with the exchange ratio. The operating results of PMC are reported as discontinued operations in our condensed consolidated statements of operations for all periods presented. The condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and September 30, 2024 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Selling, general and administrative expense (1)	$(2.1)	$—	$(4.7)	$(0.7)
Income from discontinued operations before income tax	2.1	—	4.7	0.7

Income tax benefit	0.1	—	0.5	0.3
Income from discontinued operations, net of tax	$2.2	$—	$5.2	$1.0
(1)Selling, general and administrative expense includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 3, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and nine months ended September 30, 2025, restructuring charges totaled $1.8 million and $5.4 million, respectively. For the three and nine months ended September 30, 2024, restructuring charges totaled $2.7 million and $9.7 million, respectively. Refer to Item 1, Note 2, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Net sales	$455.4	$410.0	$45.4	11.1%
Net sales were $455.4 million and $410.0 million during the three months ended September 30, 2025 and September 30, 2024, respectively, an increase of 11% year over year. Core sales improved 11% year over year, including growth in all product categories.
Income from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Income from operations	$77.5	$70.2	$7.3	10.4%
% of net sales	17.0%	17.1%	(0.1)%
During the three months ended September 30, 2025, income from operations was $77.5 million compared to $70.2 million during the three months ended September 30, 2024. Income from operations as a percentage of net sales stayed consistent year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings being offset primarily by the adjustment to state inventories at Last-In, First-Out ("LIFO") cost.
Interest expense, net
Interest expense, net was $7.1 million for the three months ended September 30, 2025, compared to $8.3 million for the three months ended September 30, 2024. The decrease in interest expense, net as compared to the prior year period is primarily due to lower interest rates.
Other income (expense), net
Other income (expense), net for the three months ended September 30, 2025 and 2024, was $8.7 million and $(1.5) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses. The year-over-year change is primarily driven by the settlement and exit of our U.S. defined benefit pension plan in the current year.
Provision for income taxes
The income tax provision was $19.5 million for the three months ended September 30, 2025, compared to $16.9 million for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 was 24.7% versus 28.0% for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 and the three months ended September 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended September 30, 2025, was $61.8 million compared to net income of $43.5 million for the three months ended September 30, 2024. Diluted net income per share for the three months ended September 30, 2025 and September 30, 2024, was $0.36 and $0.25, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $2.2 million for the three months ended September 30, 2025 compared to net income from discontinued operations, net of tax, of $0.0 million for the three months ended September 30, 2024. Diluted net income per share from discontinued operations for the three months ended September 30, 2025 and September 30, 2024, was $0.01 and $0.00, respectively.

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024:
Net sales
(Dollars in Millions)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Net sales	$1,288.7	$1,195.8	$92.9	7.8%
Net sales were $1,288.7 million during the nine months ended September 30, 2025, an increase of 8% year over year. Core sales improved 8% year over year, including growth in all product categories.
Income from operations
(Dollars in Millions)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Income from operations	$218.5	$195.3	$23.2	11.9%
% of net sales	17.0%	16.3%	0.6%
Income from operations during the nine months ended September 30, 2025 was $218.5 million compared to $195.3 million during the nine months ended September 30, 2024. Income from operations as a percentage of net sales increased by 60 basis points year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings being slightly offset primarily by the adjustment to state inventories at LIFO cost.
Interest expense, net
    Interest expense, net was $22.1 million during the nine months ended September 30, 2025, compared to $25.6 million during the nine months ended September 30, 2024. The decrease in interest expense, net as compared to the prior year period is primarily due to lower interest rates.
Other income (expense), net
    Other income (expense), net during the nine months ended September 30, 2025 was $6.7 million compared to $(4.5) million during the nine months ended September 30, 2024. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by the settlement and exit of our U.S. defined benefit pension plan in the current year.
Provision for income taxes
The income tax provision was $52.4 million for the nine months ended September 30, 2025, compared to $42.4 million for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was 25.8% versus 25.7% for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments. The effective income tax rate for the nine months ended September 30, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and income tax benefits associated with share-based payments.
Net income
Net income for the nine months ended September 30, 2025, was $155.9 million compared to $123.8 million for the nine months ended September 30, 2024. Diluted net income per share for the nine months ended September 30, 2025 and September 30, 2024, was $0.91 and $0.71, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $5.2 million for the nine months ended September 30, 2025 compared to $1.0 million for the nine months ended September 30, 2024. Diluted net income per share from discontinued operations for the nine months ended September 30, 2025 and September 30, 2024, was $0.03 and $0.01, respectively.

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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2025, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the nine months ended September 30, 2025, we reported net income of $155.9 million and Adjusted EBITDA for the same period of $338.1 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum total Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.00 to 1.00 as of the end of each fiscal quarter. As of September 30, 2025, our Net First Lien Leverage Ratio was 0.63 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended September 30, 2024	Twelve months ended December 31, 2024	Nine months ended September 30, 2025	Twelve months ended September 30, 2025
Net income	$123.8	$160.2	$155.9	$192.3
Income from discontinued operations, net of tax (1)	(1.0)	(1.3)	(5.2)	(5.5)
Provision for income taxes	42.4	48.1	52.4	58.1
Actuarial gain on pension and other postretirement benefit obligations	—	(1.4)	—	(1.4)
Other (income) expense, net (2)	4.5	5.9	(6.7)	(5.3)
Interest expense, net	25.6	33.1	22.1	29.6
Depreciation and amortization	65.2	88.3	66.6	89.7
EBITDA	260.5	332.9	285.1	357.5
Adjustments to EBITDA
Restructuring and other similar charges (3)	9.7	13.5	5.4	9.2
Stock-based compensation expense	29.2	37.9	29.1	37.8
Last-In, First-Out ("LIFO") adjustments (4)	(0.5)	5.5	18.2	24.2
Other, net (5)	0.4	0.6	0.3	0.5
Subtotal of adjustments to EBITDA	38.8	57.5	53.0	71.7
Adjusted EBITDA	$299.3	$390.4	$338.1	$429.2
Consolidated indebtedness (6)				$268.6
Net First Lien Leverage Ratio (7)				0.63
(1)Income from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
(2)Other (income) expense, net consists primarily of gains and losses from foreign currency transactions, the non-service cost components of net periodic benefit costs associated with our defined benefit plans and other non-operational gains and losses as defined in our credit agreement.
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
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $227.8 million (as defined by the credit agreement) at September 30, 2025.
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
As of September 30, 2025, we had $260.1 million of cash and cash equivalents and $189.9 million of additional borrowing capacity under our revolving credit facility. As of September 30, 2025, the available borrowings under our credit facility were reduced by $10.1 million due to outstanding letters of credit. As of December 31, 2024, we had $198.0 million of cash and cash equivalents and $188.7 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2024, the available borrowings under our credit facility were reduced by $11.3 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $254.8 million and $229.9 million during the nine months ended September 30, 2025 and 2024, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income partially offset by cash used for trade working capital during the nine months ended September 30, 2025.
Cash used for investing activities was $20.7 million during the nine months ended September 30, 2025 and $11.1 million during the nine months ended September 30, 2024. Investing activities during the nine months ended September 30, 2025, consisted of $20.7 million of capital expenditures. Investing activities during the nine months ended September 30, 2024, consisted of $12.7 million of capital expenditures, which were partially offset by $1.6 million from the sale of certain long-lived assets.
Cash used for financing activities was $174.1 million during the nine months ended September 30, 2025, compared to $165.8 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we utilized $0.6 million of cash for payments on finance leases, $134.9 million to repurchase outstanding shares of our common stock, and $45.4 million for the payment of common stock dividends, which was partially offset by $6.8 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards. During the nine months ended September 30, 2024, we utilized $0.6 million of cash for payments on finance leases, $129.9 million to repurchase outstanding shares of our common stock, and $41.3 million for the payment of common stock dividends, which was partially offset by $6.0 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
As of September 30, 2025, we had $496.4 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2025	Current Maturities of Debt	Long-term Portion
Term loan (1)	$476.1	$—	$476.1
Finance leases	20.3	0.9	19.4
Total	$496.4	$0.9	$495.5
(1)Includes unamortized original issue discount and debt issuance costs of $4.3 million at September 30, 2025.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of September 30, 2025, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
In fiscal 2015, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2025, the Company repurchased 575,600 shares of common stock at a total cost of $25.0 million at an average price of $43.43 per share. The repurchased shares were canceled by the Company upon receipt. The remaining repurchase authority under the Repurchase Program at September 30, 2025 was $105.3 million. As discussed in Note 18 to the condensed consolidated financial statements contained in Part I, Item I of this report, on October 28, 2025, the Board of Directors approved increasing the Company's existing share repurchase authority to $500.0 million of available capacity under the Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
July 1 - July 31, 2025	179,457	$37.72	179,457	$123,521,080
August 1 - August 31, 2025	153,578	$45.49	153,578	$116,531,535
September 1 - September 30, 2025	242,565	$46.36	242,565	$105,281,897
Total/Average	575,600	$43.43	575,600

ITEM  5.    OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	October 28, 2025	By:	/S/ DAVID J. PAULI
		Name:	David J. Pauli
		Title:	Chief Financial Officer