Form 10-K
period 2025-12-31
Zurn Elkay Water Solutions Corp
filed 2026-02-09
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the shares of common stock (based upon the $36.57 closing price on the New York Stock Exchange on June 30, 2025, the last trading day of the registrant's second fiscal quarter) held by non-affiliates (excludes shares reported as beneficially owned by then-current directors and executive officers - does not constitute an admission as to affiliate status) was approximately $6.0 billion.
As of February 4, 2026, there were 166,797,974 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information from the Proxy Statement for the Registrant's annual meeting of stockholders, to be held on or about April 30, 2026, which Proxy Statement will be subsequently filed.

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
•impact of weather and climate change on our operations and the seasonality of demand for our products;
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
We are led by an experienced, high-caliber management team that employs ZEBS as a proven operating philosophy to drive excellence and world-class performance in all aspects of our business, which includes our "Voice of the Customer" process to promote superior customer satisfaction and striving for continuous improvement across the business. Our physical footprint encompasses 21 principal manufacturing and warehouse facilities located primarily in North America.
As previously disclosed, on February 12, 2022, Zurn Water Solutions Corporation entered into a definitive agreement to combine with Elkay Manufacturing Company (the “Merger" or "Elkay Merger”). On July 1, 2022, the Merger was completed following which we changed our name to “Zurn Elkay Water Solutions Corporation”. Shares of our common stock are traded on the New York Stock Exchange under the ticker symbol “ZWS”.
Also, as previously disclosed, on October 4, 2021, we completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) in which our former Process & Motion Control business was divested to Regal Rexnord Corporation (formerly known as Regal Beloit Corporation). Following the transaction, we operate as a pure-play water management business. The operating results and financial position of the Process & Motion Control business are reported as discontinued operations within our consolidated financial statements.
ZEBS
ZEBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of our business. ZEBS is based on the following principles: (1) strategy deployment (a long-term strategic planning process that determines annual improvement priorities and the actions necessary to achieve those priorities); (2) measuring our performance based on customer satisfaction, or the "Voice of the Customer;" (3) involvement of all our associates in the execution of our strategy; and (4) a culture that embraces Kaizen, the Japanese philosophy of continuous improvement and the concepts around 80/20 simplification. We believe applying ZEBS can yield superior growth, quality, delivery and operating costs relative to our competition, resulting in enhanced profitability and ultimately the creation of stockholder value. As we continue to apply ZEBS, we have experienced improvements in growth, productivity, cost reduction and asset efficiency and believe there are ongoing opportunities to improve our performance.

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
Our products are principally specification-driven given their technical design and ability to meet certain performance characteristics. They deliver superior value to building owners, positively impact the environment and human health and hygiene and reduce product installation time while meeting the stringent county-specific regulatory, building, and plumbing code requirements. These stringent testing and regulatory approval processes are completed principally through the Foundation for Cross-Connection Control and Hydraulic Research at the University of Southern California ("USC"), the International Association of Plumbing and Mechanical Officials ("IAPMO"), the National Sanitation Foundation ("NSF"), the American National Standards Institute ("ANSI"), ASTM International ("ASTM"), the Plumbing and Drainage Institute ("PDI"), Underwriters Laboratories ("UL"), Factory Mutual ("FM") and the American Waterworks Association ("AWWA") typically prior to the commercialization of our products. Our products are project-critical and typically represent a low percentage of the overall project cost. We believe these characteristics, coupled with our extensive distribution network, create a high level of end-user loyalty for our products and allow us to achieve specification of our products into projects and applications and to maintain leading market shares in the majority of our product lines.
We utilize an extensive sales and marketing network with a strong focus on the North American market. This market consists of approximately 1,000 independent sales representatives across 120 sales agencies in North America. Specifically, it has been our experience that, once an architect, engineer, contractor, or owner has specified our product with satisfactory results, that person will generally continue to use our products in future projects. The inclusion of our products in project specifications, combined with our ability to innovate, engineer, and deliver products and systems that save time and money in both installation and over the life of the product for engineers, architects, contractors and builders has resulted in growing demand for our products. Our distribution model is predicated upon maintaining high product availability near our customers. We believe this model provides us with a competitive advantage as we can meet our customer demand with local inventory at significantly reduced lead times as compared with others in our industry.
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
The industry's specification-driven end markets require manufacturers to work closely with building owners, local engineers, architects, contractors and builders to design specific applications on a project-by-project basis that meet specific local performance requirements as well as building owners' needs. As a result, building and maintaining relationships with owners, architects, engineers, contractors and builders, who specify products for use in construction projects, and having flexibility in design and product innovation are critical to compete effectively in these markets. Companies with a strong network of such relationships have a competitive advantage. Specifically, it has been our experience that, once an owner, engineer, contractor, builder, or architect has specified our product with satisfactory results, they often will continue to use our products in future projects.

Our Products
Our products tend to be project-critical, highly-engineered and high value-add and typically are a low percentage of overall project cost. We believe the combination of these features can create a high level of end-user loyalty, reinforced by our investments in developing innovative new product solutions. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many of our products must meet stringent county, state or municipal-specific regulatory, building, and plumbing code requirements prior to the commercialization of our products (such as IAPMO, NSF, ANSI, UL, FM, PDI, ASTM, and AWWA). In addition, many of these products must meet detailed specifications set by water management engineers, architects, contractors and builders. Our leading brands include Zurn®, Elkay®, and Wilkins®.
Drinking Water Products
Our drinking water product line includes an extensive collection of filtered drinking water delivery products oriented around providing cleaner and safer drinking water while improving overall water hygiene, accessibility and sustainability. Our drinking water products are sold under the Elkay® and Halsey Taylor® brand names and filtered units include water filters certified by NSF and ANSI to reduce the level of contaminants in water, including lead, microplastics, and total polyfluoroalkyl substances ("PFAS") chemicals (as defined by NSF/ANSI 53), also known as forever chemicals. Elkay’s water dispensing and filtration products, predominantly comprised of filtered bottle filling stations, water fountains and water dispensers, and filtered faucets, are often plumbed directly into building water systems and required to comply with strict applicable codes and standards. Elkay's drinking water solutions are designed to meet or exceed facility needs and specifications of education, healthcare, hospitality, multifamily, municipal, office, retail and commercial facilities, as well as residential applications. In 2025, Elkay launched Pro FiltrationTM, the latest evolution of our trusted ezH2O® Bottle Filling Station line, advancing both water quality and sustainability with up to 10,000 gallon filtration capacity. Pro Filtration features a new top-mounted filter housing that allows anyone to replace filters in under 30 seconds, reducing downtime and improving operational efficiency. These units can be equipped with a range of filters certified to NSF/ANSI 42, 53, and 401 requirements to reduce PFAS, lead, microplastics, asbestos and other contaminants.
Water Safety and Control Products
Our water safety and control products are sold under the Zurn® and Wilkins® brand names and encompass a wide range of valve and water distribution control products. Key valve products include backflow preventers, fire system valves, pressure reducing valves and thermostatic mixing valves. These highly specified and engineered flow control devices protect and control the potable water supply and emergency water supply within a building or site. Designed to meet the stringent requirements of independent test labs, such as the IAPMO, NSF, UL, FM and USC, they are sold into institutional, commercial, and residential new construction and retrofit applications as well as the fire protection, municipal water and wastewater and irrigation end markets.
Flow Systems Products
Flow systems products are commonly installed within a building or on a site to manage storm water and wastewater. Specification drainage products within flow systems include point drains (such as roof drains and floor drains), hydrants, fixture carrier systems, and chemical drainage systems that are used to control storm water, process water and potable water in various institutional, commercial, industrial, civil and irrigation applications. Linear drainage systems are used to capture and direct storm water in a wide variety of institutional, commercial, industrial and transportation infrastructure applications. Our wastewater pre-treatment products include oil and grease interceptors and separators, acid neutralization systems and remote monitoring systems and are marketed under the Zurn®, Green Turtle®, and Wade® brands. Interceptors are used to separate and capture fats, oils, and greases from wastewater before it is discharged into the municipal wastewater collection system. Our proprietary designs are primarily fabricated from fiberglass reinforced polyester, which we believe is gaining market share from traditional concrete products due to its reliability, service life, ease of service, and lowest cost of ownership. Applications include restaurants and institutional foodservice operations, office buildings, hotels, entertainment venues, schools, grocery and convenience stores, airports, vehicle service garages, and fleet operations and maintenance facilities. Acid neutralization systems are primarily used in schools, hospitals and laboratories.
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
Zurn Elkay's hygienic and environmental products also include stainless steel, quartz, fireclay-ceramic, and cast iron sinks marketed under the Elkay® brand name and stainless steel sinks and plumbing fixtures marketed under the JUST® brand name, as well as restroom partition systems and lockers, marketed under the Hadrian® brand name, which are primarily used in institutional and commercial end markets. The combination of Elkay's wide array of sinks recognized for their design, durability and aesthetics, World Dryer’s eco-friendly hand dryers, Just Manufacturing's stainless steel product portfolio, Hadrian’s partition systems and Zurn's water-efficient fixtures allows us to deliver a bundle of products to our customers, what we believe is the most comprehensive hygienic and environmental content to new and existing buildings.
Acquisitions
Mergers and acquisitions are a critical part of the Zurn Elkay growth strategy. Our mergers and acquisitions strategy is to grow strategically by acquiring leading companies in attractive markets with businesses that we believe will benefit from ZEBS to increase customer satisfaction, revenue growth and operating margins. We continue to evaluate opportunities focused on expanding our product portfolio in the industry's specification-driven end markets.
Customers
Our water safety and control, flow systems, hygienic and environmental, and filtered drinking water products are sold for new construction, remodeling and retrofit applications to customers in institutional, commercial, waterworks and residential end markets and are distributed through independent sales representatives, plumbing wholesalers and industry-specific distributors in the waterworks, foodservice, industrial, janitorial, sanitation and siteworks industries. Our independent sales representatives work with building owners, engineers, architects, operators, contractors, and builders, to specify our products for their use and with wholesalers to assess and meet the needs of building contractors in construction projects. They also combine knowledge of our products’ installation methods and delivery availability with local market expertise to provide contractors with value-added service. We use approximately 1,000 independent sales representatives within North America, along with a network of regional distribution centers and third-party warehouses, to provide our customers with same-day service and quick response times. Zurn®, Elkay®, JUST®, Hadrian®, and Wilkins® benefit from strong brand recognition, which is enhanced by a strong propensity to replace "like-for-like" products. The Company’s largest customer accounted for 18%, 19% and 20% of consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. No other customers account for more than 10% of consolidated net sales for the years ended December 31, 2025, 2024, or 2023.
Product Development
The majority of our new product development begins with our extensive "Voice of the Customer" operating philosophy. We have a team of approximately 180 engineers and technical employees who are organized by product line. Each of our product lines has technical staff responsible for product development and application support.
Zurn Elkay has approximately 240 active patents in the United States and approximately 90 foreign active patents as of December 31, 2025. Product innovation is crucial in the institutional and commercial plumbing products markets because new products must continually be developed to meet specifications and regulatory demands as well as customer needs. Zurn Elkay's products are known in the industry for such innovation. Our innovation is focused on introducing products that provide incremental value to our end customer and help enable our customers to achieve their sustainability goals by focusing innovation on products that save water, use less energy, provide clean drinking water, reduce installation time, lower maintenance costs, and other sustainable attributes.

Our digital strategy for a customer productivity platform is based on the integration of technology with Zurn Elkay's leading portfolio of products. Our secure online portal, plumbSMART™, allows for real-time insights from our Connected Products including wireless monitoring of usage trends, filter status, water consumption, possible issues and alerts through digitally connected product solutions that can be retrofitted to the installed base of our products. This information is used by our customers’ operations and maintenance staff through their facility and automation control systems and cloud-based portals to minimize unplanned system downtime and improve the productivity and safety of their operations.
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
Our business also depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results have been, and in the future likely will be, negatively affected during economic downturns. See Item 1A, Risk Factors of this report for information on the risks associated with general economic conditions.
Human Capital Management
As of December 31, 2025, we had approximately 2,600 employees, of whom approximately 2,000 were employed in the United States. Approximately 160 of our United States employees are represented by labor unions. We are currently party to four collective bargaining agreements in the United States with expiration dates in November 2026, October 2027, and January 2028. We believe we have a strong relationship with our employees, including those represented by labor unions.
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

Health and Safety: The safety of our associates is a top priority. To be our best and maintain integrity in everything we do, we strive to provide associates with the right tools and resources. Through continual training and engaging associates and visitors in addressing safety issues, we have reduced our Total Recordable Incident Rate ("TRIR") by 43% when compared to the combined Zurn Elkay rate for calendar year 2022, at the time of the Merger, and also reduced our Lost Time Incident Rate ("LTIR") by 43% over the same period. At 0.69 TRIR and 0.21 LTIR per 100 associates, we are better than best-in-class benchmarks. We are also committed to improving the holistic health and well-being of our associates and have various programs in place to provide information, activities and support for assisting healthy choices.
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
We do not currently anticipate any significant additional expenses related to maintaining compliance; however, due to the evolving nature of laws and regulations and changes thereto, there can be no assurance that current expenses will be adequate or that violations will not occur.
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
If we are unable to effectively manage risks associated with changing technology, including artificial intelligence, product innovation and new product development, manufacturing techniques, distribution channels and business continuity, we may be at a competitive disadvantage.
The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers' needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business and ability to compete effectively could suffer. We believe our customers rigorously evaluate their suppliers on numerous factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our ongoing success depends on our ability to continue to meet our customers' changing specifications with respect to these criteria.

We cannot ensure that we will be able to introduce new products that may be necessary to remain competitive within our businesses or to effectively adopt technological advances, including use of artificial intelligence, related to our products or operational processes. If our competitors successfully leverage artificial intelligence, including generative artificial intelligence and machine learning to enhance efficiency, improve customer experience, or accelerate innovation more quickly or more successfully than us, this could affect our competitive position, profitability and results of operations. Further, such new products and technologies may create additional exposure or risk. In addition, there is potential for the misuse of artificial intelligence and machine-learning technology by our personnel while carrying out their responsibilities. The deployment of generative artificial intelligence tools also creates opportunities for the misuse or loss of data, the inadvertent dissemination of our confidential or proprietary information or the inadvertent use of third parties' intellectual property. We cannot ensure that we can adequately protect our own technological developments to produce a sustainable competitive advantage.
Furthermore, we may be subject to business continuity risk in the event of an unexpected loss at a material facility or operation. We cannot ensure adequate insurance protection against such a loss.
We may be unable to realize intended benefits from our ongoing Supply Chain Optimization and Footprint Repositioning initiatives, restructuring and divestiture efforts, and as a result our profitability or our business otherwise might be adversely affected.
To operate more efficiently, control costs and refine our business focus, we periodically undertake restructuring plans, which can include facility consolidations, product rationalizations, workforce reductions, manufacturing and supply chain repositioning and other cost reduction initiatives. We also periodically choose to divest operations or product lines that we no longer believe are additive or complementary to our business or strategic direction. These plans are intended to reduce operating costs, to modify our footprint to reflect changes in the markets we serve, to reflect changes in business focus, to strengthen focus on our core business and/or to address overall manufacturing overcapacity, including as a result of acquisitions. If we do not successfully manage our current restructuring activities, or any other restructuring activities or divestitures that we may undertake in the future, expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted.
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
Acquisitions, mergers and other business combinations are part of our growth strategy, and we have completed several in recent years. We also sell or divest businesses, products and technologies from time to time. We cannot ensure that we will be able to complete any future acquisition or divestiture, successfully integrate any acquired business or operations, or accomplish our strategic objectives as a result of any such acquisition or divestiture.
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
From time to time, we have sold or divested businesses, products and technologies. With respect to some of these former businesses, we may contractually agree to indemnify the counterparties against, or otherwise retain, certain liabilities, including, certain lawsuits, tax liabilities, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of the businesses for certain activities prior to the divestitures. In addition, certain of the counterparties to those divestitures and/or the divested businesses have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties or divested businesses will be sufficient to protect us against the full amount of these liabilities, or that a counterparty or divested business will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty or divested business agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses.
The loss or financial instability of any significant customer or customers accounting for our backlog could adversely affect our business, financial condition, results of operations or cash flows.
A substantial part of our business is concentrated with a few customers, and we have certain customers that are significant to our business. During the year ended December 31, 2025, our top five customers accounted for approximately 38% of our consolidated net sales, with one customer accounting for 18% of consolidated net sales. The loss of one or more of these customers or other major customers, or a deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us, whether because of bankruptcy, illiquidity, operational problems or otherwise, could have a significant adverse effect on our net sales, profitability and cash flow. As of December 31, 2025, all of our backlog was scheduled to ship during the year ending December 31, 2026.
We rely on independent distributors and independent sales representatives. Termination of one or more of our relationships with any of our key independent distributors and / or a substantial number of independent representatives could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We depend on approximately 1,000 independent sales representatives within North America, and approximately 65 third-party warehouses to distribute our products. In fiscal 2025, our three largest independent distributors generated approximately 32% of our consolidated net sales with the largest accounting for 18% of consolidated net sales.
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
Our manufacturing processes depend on third parties for raw materials, in particular bronze, iron, brass, stainless steel, carbon steel, zinc, and engineered plastics. While we strive to maintain alternative sources for most raw materials, our business is subject to the risk of price fluctuations, including as a result of, or in reaction to, tariffs, import duties, or other trade protection measures instituted by the U.S. or other countries, inefficiencies in the event of a need to change our suppliers, and delays in the delivery of and potential unavailability of our raw materials. In 2025, the U.S. government announced additional tariffs on goods imported from various countries into the U.S., and in response, certain of those countries countered with reciprocal tariffs and other actions. The U.S. government continues to negotiate with countries regarding tariffs and other trade actions. Also, trade wars or outbreaks of infectious diseases, could impact the cost or availability of goods or materials, both imported and domestic, or adversely affect demand for our products. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. In addition to suppliers, we also rely on third party shippers to assist in transportation of our product throughout the supply chain. Reduced availability of transportation and the associated cost increases could adversely impact our profitability or operations.
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
In addition, we depend heavily on information technology infrastructure to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. In the regular course of our business, we also handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. There have been significant and increasing instances of data and security breaches, malicious interference with technology systems and industrial espionage involving companies in numerous industries, including cloud providers, and cybersecurity threats are becoming more complex. Like other companies, we have experienced, and will continue to experience, these types of threats; however, to date, we have not experienced a material threat or incident. In addition, at times a large percentage of our workforce may be working remotely, which may heighten these risks. While we have taken steps to maintain and enhance our cybersecurity by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and disaster recovery processes and backup systems, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate and our technology systems could be vulnerable to disability, failures or unauthorized access. Furthermore, continued geopolitical turmoil has heightened the risk of cyberattacks. As discussed further below, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our cybersecurity risks. As a result, any inability by us to successfully manage our information systems, or respond effectively to any attack on or interference with our systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, problems related to our systems caused by natural disasters, security breaches or malicious attacks, misuse of artificial intelligence tools, and any inability of these systems to fulfill their intended business purpose, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the Company, our customers, our employees, our suppliers and other business partners, comply with our third party obligations of confidentiality and care, or otherwise carry on business in the normal course. Any such events could require costly remediation beyond levels covered by insurance and could cause us to lose customers and/or revenue, including as a result of legal or regulatory claims or proceedings, or damage our reputation, any of which could have a material adverse effect on our business and operating results.
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
The physical impacts of climate change on our operations are highly uncertain and could differ amongst the geographic regions of relevant markets and areas of operation. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely affect the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over an extended period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate-related events have the potential to disrupt our business, including the business of our suppliers, and may cause us to experience higher attrition, losses and additional costs to resume operations.
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
The unpredictable nature of new infectious diseases worldwide may continue to adversely impact our business, operations, suppliers and customers for the foreseeable future. Equally unpredictable are the responses of national and local governments and health authorities in affected regions to reduce community spread and protect employees, which may include mandatory shutdowns or limitations on all or certain types of business operations. The ultimate impact of an infectious disease outbreak on our business depends on the severity, location and duration of outbreaks, and the actions of government and health officials in response to the outbreaks, none of which is predictable at this time.
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
Financial Risks
Macroeconomic conditions and our credit agreement could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions, adversely impact our ability to implement our capital allocation strategy and prevent us from making debt service payments. In addition, changing or increasing interest rates, including the rates under our debt agreements, could adversely affect our business or financial condition.
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
Also, in spite of the limitations in our credit agreement, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information about our indebtedness, see Item 8, Note 10, Long-Term Debt.
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
As of December 31, 2025, our goodwill and intangible assets totaled $795.0 million and $835.0 million, respectively, and represent a substantial portion of our assets. These assets result from our acquisitions, representing the excess of cost over the fair value of the tangible net assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes to the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any determination requiring the impairment of goodwill or intangible assets would negatively affect our results of operations, particularly in the period in which we record any related charges, and financial condition.
Our required cash contributions or plan settlement expense related to our pension plans may increase and we could experience a change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, pension costs could increase in future years.
In 2025, the Company terminated its U.S. defined benefit pension plan (the "Pension Plan"). The plan termination is subject to regulatory review and requirements, which may result in additional funding. See Item 8, Note 14, Retirement Benefits for additional details. In addition, the Company still maintains other domestic and international (statutory) defined benefit plans. The funded status of the defined benefit pension plans depends on such factors as asset returns, market interest rates, legislative changes and funding regulations. If the returns on the assets of any of our plans were to decline in future periods, if market interest rates were to decline, if the Pension Benefit Guaranty Corporation ("PBGC") were to require additional contributions to any such plans as a result of acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions and pension costs to such plans could increase. Any such increases could have an adverse effect on our business, financial condition, results of operations or cash flows.
The need to make contributions to such plans may reduce the cash available to meet our other obligations, including our obligations under our borrowing arrangements or to meet the needs of our business.
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
Our compliance with these policies, standards and third-party certification requirements could be costly and could in some cases require us to change the way in which we operate. In addition, if we fail to comply, or if our compliance increases our costs and/or restricts our ability to do business as compared to our competitors that do not adhere to such standards, we could experience an adverse effect on our customer relationships, reputation, operations, cost structure and/or profitability.
Regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.
Numerous governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the impact of climate change. Legislation and increased regulation relating to climate change and the transition to a low carbon economy could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change-related regulations could also negatively impact our ability to compete with companies situated in areas not subject to such requirements. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about impacts on climate change by us could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
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
In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued rules for a new global minimum tax (“Pillar 2”), which included the introduction of a 15% global minimum tax (“Top-Up Tax”) that applies to tax years beginning in 2024. To date, approximately 140 countries have signed a framework agreeing to implement Pillar 2. Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries in which we do business, the Company does not anticipate being subject to material Top-Up Taxes. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). OBBBA extended several provisions of the Tax Cuts and Jobs Act (“TCJA”) of 2017 that were set to expire on December 31, 2025, including immediate expensing of domestic research and development expenses, 100% bonus depreciation, qualified production property 100% depreciation, and reinstatement of utilizing EBITDA for the interest deduction limitation. The OBBBA incorporates additional changes to the U.S tax code that will be effective after January 1, 2026, including charitable contribution limitations, deductible meal limitations, and changes to the U.S. system for taxing international corporate income. We expect to continue to see future regulatory, administrative or legislative guidance. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, OBBBA are subject to additional regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service (“IRS”).
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
The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require us to incur significant capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 8, Note 16, Commitments and Contingencies for additional information.
Certain subsidiaries are subject to litigation, including product liability and other claims, which could adversely affect our business, reputation, financial condition, results of operations or cash flows.
We may be subject to product liability and other claims if the use of our products, or the exposure to our products or their raw materials, is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. Litigation and product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. In addition, our business depends on the strong brand reputation we have developed; if this reputation is damaged as a result of litigation or product liability claims, it may be difficult to maintain our pricing positions and market share with respect to our products. Therefore, an unsuccessful litigation matter or product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 8, Note 16, Commitments and Contingencies for additional details.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Zurn Elkay’s management and Board recognize the importance of robust oversight of cybersecurity risk, information security, and technology risk in maintaining the trust and confidence of our customers, partners, employees, and stockholders. The Audit Committee, on behalf of the Board, oversees the Company’s material financial and other risk exposures, including risks related to cybersecurity and artificial intelligence. Our Board has extensive cybersecurity experience, including two members of the Audit Committee who have received a certificate in cybersecurity oversight from the Carnegie Mellon University Software Engineering Institute and one member of the Audit Committee who received a certificate in Effective AI Oversight from the Heinz College of Information Systems and Public Policy of Carnegie Mellon University. Cybersecurity risk also is monitored, assessed and managed as part of the Company’s integrated Enterprise Risk Management program. A cybersecurity governance council, comprised of executive leaders, including the two members of the Audit Committee with cybersecurity experience, meets at least quarterly to review the Company’s cybersecurity program and its effectiveness. This cybersecurity governance council receives updates and reports from the Company’s global cybersecurity team (discussed below) on the cybersecurity program and its effectiveness relating to the prevention, detection, mitigation and remediation of cybersecurity incidents. The Chief Information Officer (CIO) provides periodic updates to the Audit Committee on any material initiatives and key updates on the cybersecurity program and its effectiveness, including any material threats. The CIO also provides an annual update regarding information security to the full Board. The CIO has more than 37 years of information technology experience, including approximately 19 years serving as a CIO.

To assess, identify and manage material risks from cybersecurity threats and to prevent, detect and respond to cybersecurity threats, including threats associated with the use of third-party service providers, the Company has a robust cybersecurity program. The Company’s global cybersecurity team, overseen by the CIO, implements policies and procedures and uses a balanced approach to validate the effectiveness of the program, leveraging third party expert security resources, information technology resources, executive business leadership, internal and external audit, third-party vendors and other IT and business partners. The program uses a combination of standards and best practices from the National Institute of Standards and Technology, Center of Internet Security, third-party vendor partners, and other industry forums. The program is assessed both internally and externally, including a thorough industry benchmarking and best practice review annually, with maturity assessments and risk assessments occurring alternating years biennially. Control validations occur monthly internally (focused on core critical controls), quarterly (focused on vulnerabilities/cyber-incident simulations) and annually (focused on a review of best practices) via third-party vendors and partners, and annually via external third parties, including the conduct of internal/external penetration tests and tabletop exercises. Third-party service providers are assessed initially based on security questionnaires and the access of third-party service providers is audited annually and/or with any change in circumstances. Third-party service provider access is also monitored through a combination of security information and event management technology and managed detection response services. The CIO provides key results and findings from these assessments to the cybersecurity governance council and Audit Committee. The Company has a robust incident response plan intended to help provide timely remediation to cybersecurity incidents and also to help provide notice of any material incidents to the appropriate internal and external entities.
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

ITEM 2. PROPERTIES.
As of December 31, 2025, we had 21 principal manufacturing and warehouse facilities as set forth below:

		Total Square Feet
Location	Number of Facilities	Owned	Leased
USA
Arizona	1	—	46,100
California	2	157,500	186,100
Georgia	1	—	262,600
Illinois	3	465,500	499,200
North Carolina	4	392,200	387,300
Pennsylvania	2	—	234,600
Texas	3	175,000	284,200
International
Canada	4	72,600	195,600
Mexico	1	106,100	—
We believe our principal manufacturing and warehouse facilities are suitable for our operations and provide sufficient capacity for our current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.
Information with respect to our legal proceedings is contained in Item 8, Note 16, Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

            *                *                *

Information about our Executive Officers
The following table sets forth information concerning our executive officers as of the date of this report:

Name	Age	Position(s)	In Current Position(s) since
Todd A. Adams	55	Chairman of the Board and Chief Executive Officer	2020
David J. Pauli	43	Chief Financial Officer	2024
Sudhanshu Chhabra	59	Executive Vice President, Zurn Elkay Business Systems	2025
Jeffrey J. LaValle	47	Vice President, General Counsel and Corporate Secretary	2022
Mark W. Peterson	54	Chief Administrative Officer	2024
Jeffrey A. Schoon	44	President	2024
Michael D. Troutman	59	Chief Information Officer	2007
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
Sudhanshu Chhabra became Executive Vice President, Zurn Elkay Business Systems in 2025. Prior to that, he was Vice President, Zurn Elkay Business Systems since 2018. Mr. Chhabra was a sector President and Regional Executive - India from 2016 to 2018 after having joined Zurn Elkay in 2014 as President & Regional Executive for India and the Middle East. Prior to joining Zurn Elkay, Mr. Chhabra served in various positions with Danaher Corporation, a diversified manufacturer, most recently as President – Asia, Gilbarco Veeder-Root Inc. and as Managing Director – India, Gilbarco Veeder-Root Inc.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “ZWS”. As of February 4, 2026, there were 17 holders of record of our common stock. A substantially greater number of holders of Zurn Elkay common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
On January 30, 2025, May 1, 2025, and July 24, 2025 our Board of Directors declared a quarterly cash dividend on our common stock of $0.09 per share. On October 28, 2025 and January 29, 2026 our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share. The decision whether to continue to pay dividends in the future will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable borrowing agreements and other contractual arrangements.
Issuer Purchases of Equity Securities
During fiscal 2015, our Board of Directors approved a stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. On October 28, 2025, our Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require us to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized has been expended or until it is modified or terminated by the Board. During the three and twelve months ended December 31, 2025, we repurchased approximately $25.0 million and $159.9 million, respectively, of our common stock. The remaining repurchase authority under the Repurchase Program at December 31, 2025 was $482.1 million.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (1)
Period
October 1 - October 31, 2025	186,923	$46.70	186,923	$498,412,103
November 1 - November 30, 2025	167,319	$46.86	167,319	$490,568,071
December 1 - December 31, 2025	177,770	$47.42	177,770	$482,134,951
Total/Average	532,012	$46.99	532,012

(1)See explanation of the Repurchase Program above.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return of our common stock with the Standard & Poor's (the "S&P") 500 Index and the S&P 1500 Industrials Index for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022, and December 31, 2021. The graph assumes the value of the investment in our common stock and each index was $100 on December 31, 2020, and that all dividends were reinvested. The shareholder return shown on the graph below is not necessarily indicative of future performance and the indices included do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of Zurn Elkay's stock.

Cumulative Total Returns from December 31, 2020 to December 31, 2025

$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Zurn Elkay
S&P 500 Index
S&P 1500 Industrials Index

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Zurn Elkay Water Solutions Corporation (1)	$100	$193	$113	$158	$203	$255
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 1500 Industrials Index	$100	$122	$114	$138	$161	$190

(1)Zurn Elkay Water Solutions Corporation historical prices were adjusted to reflect the impact of the Spin-Off Transaction that was completed on October 4, 2021.

ITEM 6.

[Reserved]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We completed the spin-off of our Process & Motion Control platform ("PMC") on October 4, 2021 in the Spin-Off Transaction, and, accordingly, the results of operations and financial condition associated with PMC have been reclassified to discontinued operations for all periods presented. As a result, the following discussion of results of operations and financial condition is centered on the Zurn Elkay Water Solutions business excluding PMC. The consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Item 8, Note 3, Discontinued Operations for additional information on discontinued operations.
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
Results of Operations. This section provides an analysis of our results of operations. In providing analysis of the results of our operations, we have provided a comparison of our year ended December 31, 2025 to the year ended December 31, 2024. A discussion of the financial performance for the year ended December 31, 2024 compared to December 31, 2023 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K.
Non-GAAP Financial Measures. This section provides an explanation of certain financial measures we use that are not in accordance with U.S. generally accepted accounting principles ("GAAP").
Covenant Compliance. This section provides a discussion of certain restrictive covenants in our credit agreement.
Liquidity and Capital Resources. This section provides an analysis of our cash flows and year-to-year comparisons for our years ended December 31, 2025 and 2024, as well as a discussion of our indebtedness and its potential effects on our liquidity. A discussion of cash flows for the year ended December 31, 2024 compared to December 31, 2023 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K.
Contractual Obligations. This section provides a discussion of our commitments as of December 31, 2025.
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
The largest component of our cost of sales is cost of materials, which represented approximately 30% of net sales in the year ended December 31, 2025. We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include bronze, iron, brass, stainless steel, carbon steel, zinc, and engineered plastics. We have a strategic sourcing program that is designed to significantly reduce the number of direct and indirect suppliers we use and to lower the cost of purchased materials.
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

Impairment of intangible assets and tangible fixed assets. The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $2.0 million, $7.4 million, and $2.5 million of fixed asset impairment charges, respectively.
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
During the fourth quarter of the year ended December 31, 2025, we completed our annual goodwill and intangible asset impairment tests and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the years ended December 31, 2025, 2024, or 2023. During the year ended December 31, 2024, we recorded a $0.6 million impairment charge related to an indefinite-lived tradename no longer used. No intangible asset impairment charges were recorded during the years ended December 31, 2025 or 2023.
Retirement benefits. We have pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates, compensation increases, and the current health care cost trend rate. We consider current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values. As described in Note 14 to the consolidated financial statements, the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (the “Pension Plan”) with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025.
The Company remeasures the pension assets and obligations at the end of each year or more frequently upon any required remeasurement event. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions. Measuring the pension obligations was complex and required the involvement of specialists as a result of the complex nature of the actuarial assumptions, such as discount rates and mortality rates used in the Company’s accounting of the U.S. defined benefit pension plan termination and the related remeasurement process. These assumptions had a significant effect on the projected benefit obligation used to calculate to pension settlement gain.
We recognize the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation at re-measurement (the "corridor") in our consolidated statements of operations during the fourth quarter of each fiscal year (or upon any re-measurement date). During the years ended December 31, 2025, 2024, and 2023, we recognized a non-cash actuarial gain from continuing operations of $0.5 million, $1.4 million, and $2.0 million, respectively, in connection with re-measurements of our plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost and the expected return on plan assets. See Item 8, Note 14, Retirement Benefits for additional information.
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
Income taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued rules for a new global minimum tax (“Pillar 2”) which included the introduction of a 15% global minimum tax (“Top-Up Tax”) that applies to tax years beginning in 2024. Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries in which we do business, the Company does not anticipate being subject to material Top-Up Taxes. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and development on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules. On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). OBBBA incorporates changes that extend several provisions of the Tax Cuts and Jobs Act (“TCJA”) of 2017 that were set to expire on December 31, 2025, including immediate expensing of domestic research and development expenses, 100% bonus depreciation, 100% depreciation of qualified production property, and reinstatement of utilizing EBITDA for the interest deduction limitation. These changes are effective for the Company’s fiscal year ending December 31, 2025. The Company is continuing to monitor these business tax provisions for further guidance from the U.S. Treasury and the Internal Revenue Service.
We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. As of December 31, 2025 and 2024, our liability for unrecognized tax benefits was $0.6 million and $1.8 million, respectively.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (“NOLs”), tax credit and other carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we established a full valuation allowance against U.S. federal and state capital loss carryforwards, as well as certain foreign NOL carryforwards and related deferred tax assets, and continue to maintain a partial valuation allowance against certain U.S. state NOL and tax credit carryforwards. As of December 31, 2025 and 2024, valuation allowances of $4.8 million and $9.0 million, respectively, were recorded against our deferred tax assets. See Item 8, Note 15, Income Taxes for additional information.
Commitments and Contingencies. We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of accruals needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required accruals may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as change in strategy. See Item 8, Note 16, Commitments and Contingencies for additional information.

Recent Accounting Pronouncements
See Item 8, Note 2, Significant Accounting Policies regarding recent accounting pronouncements.
Overview of Recent Developments
U.S. Pension Plan Termination & Settlement
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. Pension Plan participants were provided the opportunity to receive their full accrued benefits from the Pension Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the quarter ended September 30, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the quarter ended September 30, 2025, resulting in a pre-tax settlement gain of $10.0 million from accumulated other comprehensive loss to other income (expense), net in the consolidated statements of operations.
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
Discontinued Operations
During the year ended December 31, 2021, we completed the spin-off of our PMC platform. The operating results of PMC are reported as discontinued operations in our consolidated statements of operations for all periods presented, as the Spin-Off Transaction represented a strategic shift that had a major impact on our operations and financial results. The consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the years ended December 31, 2025, 2024, and 2023 are included in the table below (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Selling, general and administrative income (1)	(4.7)	(0.7)	(8.4)
Income from discontinued operations before income tax	4.7	0.7	8.4

Income tax benefit	0.9	0.6	0.1
Income from discontinued operations, net of tax	$5.6	$1.3	$8.5
_________________
(1)Selling, general and administrative income for the years ended December 31, 2025, 2024, and 2023 includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 8, Note 3, Discontinued Operations for more information.
Restructuring and Other Similar Charges
During the year ended December 31, 2025, we continued to execute various restructuring actions. These initiatives were intended to drive efficiencies and reduce operating costs while also modifying our footprint to reflect changes in the markets we serve, the impact of acquisitions on our overall manufacturing capacity and the refinement of our overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. We expect to continue executing similar initiatives to optimize our operating margin and manufacturing footprint. As such, we expect further expenses related to workforce reductions, potential impairment of assets, lease termination costs, and other facility rationalization costs.

We recorded restructuring charges of $9.6 million, $13.5 million and $15.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. See Item 8, Note 4, Restructuring and Other Similar Charges for more information.

Results of Operations
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Net sales
(Dollars in Millions)

	Year Ended
	December 31, 2025	December 31, 2024	Change	% Change
Net sales	$1,695.9	$1,566.5	$129.4	8.3%

Net sales were $1,695.9 million for the year ended December 31, 2025, a 8.3% increase year over year. Core sales grew of 8% year over year, including growth in all product categories.
Income from operations
(Dollars in Millions)

	Year Ended
	December 31, 2025	December 31, 2024	Change	% Change
Income from operations	$278.9	$244.6	$34.3	14.0%
% of net sales	16.4%	15.6%	0.8%
Income from operations was $278.9 million for the year ended December 31, 2025, or 16.4% of net sales, compared to income from operations of $244.6 million, or 15.6% of net sales, for the year ended December 31, 2024. Income from operations as a percentage of net sales increased by 80 basis points year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and productivity savings being offset primarily by the adjustment to state inventories at Last-In, First-Out ("LIFO") cost.
Interest expense, net
Interest expense, net was $28.6 million for the year ended December 31, 2025 compared to $33.1 million for the year ended December 31, 2024. The decrease in interest expense, net as compared to the prior year period is primarily due to lower interest rates.
Actuarial gain on pension and other postretirement benefit obligations
Actuarial gain on pension and other postretirement benefit obligations for the year ended December 31, 2025, was $0.5 million compared to a gain of $1.4 million for the year ended December 31, 2024. The non-cash actuarial gain recognized for the year ended December 31, 2025 was primarily due to demographic and claims gains experienced during 2025 that were reflected in certain other post-retirement benefit plans. The non-cash actuarial gain recognized for the year ended December 31, 2024, was primarily due to a combination of discount rate increases coupled with demographic and claims gains experienced during 2024 that were reflected in the other post-retirement benefit plans. These gains were partially offset by an increase in the medical cost growth assumption from the prior measurement. See Item 8, Note 14, Retirement Benefits for more information.
Other income (expense), net
Other income (expense), net for the year ended December 31, 2025, was $5.5 million compared to other income (expense), net of $(5.9) million for the year ended December 31, 2024. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by the gain resulting from the settlement and termination of our U.S. defined benefit pension plan in the current year.
Provision for income taxes
The income tax provision for the year ended December 31, 2025 was $63.9 million, or an effective tax rate of 24.9%. The effective income tax rate for the year ended December 31, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations. The income tax provision for the year ended December 31, 2024 was $48.1 million, or an effective tax rate of 23.2%. The effective income tax rate for the year ended December 31, 2024 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments and the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations.
Net income from continuing operations
Our net income from continuing operations for the year ended December 31, 2025, was $192.4 million, compared to net income from continuing operations of $158.9 million for the year ended December 31, 2024, as a result of the factors described above. Diluted net income per share from continuing operations was $1.12 per share for the year ended December 31, 2025, as compared to $0.91 per share for the year ended December 31, 2024.
Net income
Net income for the year ended December 31, 2025, was $198.0 million compared to $160.2 million for the year ended December 31, 2024. Diluted net income per share was $1.15 per share for the year ended December 31, 2025, compared to $0.92 per share for the year ended December 31, 2024. Income from discontinued operations, net of tax, was $5.6 million for the year ended December 31, 2025 compared to $1.3 million for the year ended December 31, 2024. The year-over-year change in net income is primarily the result of the factors described above.

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
The calculation of Adjusted EBITDA under our credit agreement as of December 31, 2025, is presented in the table in the Covenant Compliance section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. We reported net income in the year ended December 31, 2025, of $198.0 million and Adjusted EBITDA for the same period of $442.2 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Net First Lien Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 5.0 to 1.0 as of the end of each fiscal quarter. As of December 31, 2025, our Net First Lien Leverage Ratio was 0.53 to 1.0. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the year ended December 31, 2025.

(in millions)	Year Ended December 31, 2025
Net income	$198.0
Income from discontinued operations, net of tax (1)	(5.6)
Provision for income taxes	63.9
Actuarial gain on pension and other postretirement benefit obligations	(0.5)
Other (income) expense, net (2)	(5.5)
Interest expense, net	28.6
Depreciation and amortization	88.7
EBITDA	367.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	9.6
Stock-based compensation expense	40.6
Last-In, First-Out ("LIFO") adjustments (4)	20.4
Other, net (5)	4.0
Subtotal of adjustments to EBITDA	74.6
Adjusted EBITDA	442.2
Consolidated indebtedness (6)	$236.1
Net First Lien Leverage Ratio (7)	0.53
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
(3)In accordance with the terms in our credit agreement, restructuring and other similar charges is comprised of costs associated with workforce reductions, lease termination costs, and other facility rationalization costs.  See Item 8, Note 4, Restructuring and Other Similar Charges for more information.
(4)Last-In, First-Out ("LIFO") adjustments are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(5)Other, net consists of gains and losses on the disposition of long-lived assets in accordance with the terms of our credit agreement.
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $260.4 million (as defined by the credit agreement) at December 31, 2025.
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
As of December 31, 2025, we had $300.5 million of cash and cash equivalents and $189.9 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2025, the available borrowings under our credit facility were reduced by $10.1 million due to outstanding letters of credit. As of December 31, 2024, we had $198.0 million of cash and cash equivalents and $188.7 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2024, the available borrowings under our credit facility were reduced by $11.3 million, due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for expected short-term and long-term needs.

Cash Flows
The consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations. Refer to Item 8, Note 3, Discontinued Operations for further information.
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Net cash provided by operating activities in the year ended December 31, 2025, was $346.5 million compared to $293.5 million in the year ended December 31, 2024 due to higher net income and lower use of cash for accruals, partially offset by cash used for trade working capital.
Cash used for investing activities was $29.9 million in the year ended December 31, 2025 compared to $20.2 million in the year ended December 31, 2024. Investing activities in the year ended December 31, 2025, included $29.9 million of capital expenditures. Investing activities for the year ended December 31, 2024, included $21.8 million of capital expenditures, which were partially offset by the receipt of $1.6 million from the sale of certain long-lived assets.
Cash used for financing activities was $217.3 million in the year ended December 31, 2025 compared to $207.5 million in the year ended December 31, 2024. Financing activities in the year ended December 31, 2025 included $63.9 million of cash for the payment of dividends on our common stock, $159.9 million of cash for repurchases of our common stock, $0.8 million of net cash payments on outstanding debt, and $0.6 million of cash used for the payment of withholding taxes on employees' share-based payment awards, which were offset by $7.9 million of net cash proceeds associated with stock option exercises and Employee Stock Purchase Plan ("ESPP") contributions. Financing activities in the year ended December 31, 2024 included $56.6 million of cash for the payment of dividends on our common stock, $150.2 million of cash for repurchases of our common stock, $0.8 million of net cash payments on outstanding debt, and $8.6 million of cash used for the payment of withholding taxes on employees' share-based payment awards, which were offset by $8.7 million of net cash proceeds associated with stock option exercises and ESPP contributions.
Indebtedness
As of December 31, 2025 we had $496.5 million of total indebtedness outstanding as follows (in millions):

	Total Debt at December 31, 2025	Current Maturities of Long-Term Debt	Long-term Portion
Term loan (1)	$476.4	$—	$476.4
Finance leases	20.1	0.9	19.2
Total	$496.5	$0.9	$495.6
____________________
(1)Includes unamortized original issue discount and debt issuance costs of $4.0 million at December 31, 2025.
See Item 8, Note 10, Long-Term Debt for a description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet or non-consolidated special-purpose entities.

Contractual Obligations
Our primary material cash requirements include the payment of interest and principal on our outstanding term loans and finance lease obligations, purchase commitments, operating lease obligations, and pension and other post-retirement plans.
The timing of principal payments associated with our term loan and finance lease obligations are disclosed in Item 8, Note 10, Long-Term Debt. We pay interest monthly based on prevailing interest rates at the time and the balance outstanding on our term loans and finance lease obligations.
Our operating lease obligations are primarily for real estate leases and automobile leases. See Item 8, Note 12, Leases for future minimum lease payments associated with our lease portfolio.
We have long-term obligations related to our deferred compensation, pension and other post-retirement plans that are summarized in Item 8, Note 14, Retirement Benefits.
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
Approximately 10% of our sales originated outside of the United States in the year ended December 31, 2025. Revenues and expenses denominated in foreign currencies are translated into USD at the end of the fiscal period using the average exchange rates in effect during the period. Fluctuations in currency exchange rates also impact the USD amount of our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into USD at the exchange rates in effect at the end of the fiscal periods. As of December 31, 2025, stockholders' equity increased by $4.9 million from December 31, 2024 as a result of foreign currency translation adjustments. If the USD strengthened by 10% as of December 31, 2025, the result would have decreased stockholders' equity by approximately $13.1 million.
As of December 31, 2025, we had not entered into foreign currency forward contracts.
Interest Rate Risk
Our indebtedness under the senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2025, our outstanding borrowings under the term loan facility were $476.4 million (net of $4.0 million unamortized debt issuance costs) and bore a weighted-average effective interest rate of 5.80%, determined as Term SOFR (subject to a 0.5% floor), plus a Term SOFR adjustment of 0.115%, plus an applicable margin of 2.00%. During the year ended December 31, 2025, the weighted-average interest rate was 6.36%.
Our net income is affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facilities bear interest at Term SOFR (subject to a 0.5% floor), plus a Term SOFR adjustment plus an applicable margin. Therefore, a 100 basis point increase in Term SOFR above where it closed as of December 31, 2025 would increase the annual interest expense under our term loan facility by approximately $4.9 million.
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
Index to Financial Statements
Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Financial Statements
As of December 31, 2025 and 2024 and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zurn Elkay Water Solutions Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2026 expressed an unqualified opinion thereon.
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

Accounting for the U.S. Pension Plan Settlement Gain
Description of the Matter
For the year ended December 31, 2025, the Company recorded a $10.0 million pre-tax pension settlement gain within other income (expense), net. As described in Note 14 to the consolidated financial statements, the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (the “Pension Plan”) with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025.
As explained in Note 14 of the consolidated financial statements, the Company remeasures the pension assets and obligations at the end of each year or more frequently upon any required remeasurement event. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions. Auditing the pension obligations was complex and required the involvement of specialists as a result of the complex nature of the actuarial assumptions, such as discount rates and mortality rates used in the Company’s accounting of the U.S. defined benefit pension plan termination and the related remeasurement process. These assumptions had a significant effect on the projected benefit obligation used to calculate the pension settlement gain.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the projected benefit obligation used to calculate the pension settlement gain. For example, we tested the Company’s controls over management’s review of the significant assumptions utilized in the valuation, including discount and mortality rates. To test the projected benefit obligation used to calculate the pension settlement gain, we performed audit procedures that included, among others, evaluating the methodology used, and the significant actuarial assumptions described above. We evaluated the change in the projected benefit obligation from the prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, lump-sum distributions, and other activities. In addition, we involved our actuaries to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefit payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. To evaluate the mortality rates, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Milwaukee, Wisconsin
February 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zurn Elkay Water Solutions Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Zurn Elkay Water Solutions Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zurn Elkay Water Solutions Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 9, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 9, 2026

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Balance Sheets
(in Millions, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$300.5	$198.0
Receivables, net	184.8	202.2
Inventories, net	274.4	272.6
Income taxes receivable	13.3	19.6
Other current assets	38.7	29.7
Total current assets	811.7	722.1
Property, plant and equipment, net	157.6	164.0
Intangible assets, net	835.0	891.6
Goodwill	795.0	794.2
Other assets	80.1	76.6
Total assets	$2,679.4	$2,648.5
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$0.9	$0.8
Trade payables	65.2	71.7
Compensation and benefits	40.9	37.9
Current portion of pension and other postretirement benefit obligations	1.1	1.2
Other current liabilities	151.3	136.2
Total current liabilities	259.4	247.8

Long-term debt	495.6	494.8
Pension and other postretirement benefit obligations	9.6	14.1
Deferred income taxes	189.7	196.5
Operating lease liability	42.0	43.3
Other liabilities	79.8	65.2
Total liabilities	1,076.1	1,061.7

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 166,981,602 at December 31, 2025 and 170,308,023 at December 31, 2024	1.7	1.7
Additional paid-in capital	2,810.0	2,828.2
Retained deficit	(1,131.7)	(1,168.7)
Accumulated other comprehensive loss	(76.7)	(74.4)
Total stockholders' equity	1,603.3	1,586.8
Total liabilities and stockholders' equity	$2,679.4	$2,648.5

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Operations
(in Millions, except share and per share amounts)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net sales	$1,695.9	$1,566.5	$1,530.5
Cost of sales	931.1	859.5	882.4
Gross profit	764.8	707.0	648.1
Selling, general and administrative expenses	417.6	389.8	371.3
Restructuring and other similar charges	9.6	13.5	15.3
Loss on divestiture of asbestos liabilities and certain assets	—	—	11.4
Amortization of intangible assets	58.7	59.1	58.7
Income from operations	278.9	244.6	191.4
Non-operating expense:
Interest expense, net	(28.6)	(33.1)	(38.5)
Loss on the extinguishment of debt	—	—	(0.9)
Actuarial gain on pension and other postretirement benefit obligations	0.5	1.4	2.0
Other income (expense), net	5.5	(5.9)	(7.2)
Income before income taxes	256.3	207.0	146.8
Provision for income taxes	(63.9)	(48.1)	(42.6)
Net income from continuing operations	192.4	158.9	104.2
Income from discontinued operations, net of tax	5.6	1.3	8.5
Net income	$198.0	$160.2	$112.7

Basic net income per share:
Continuing operations	$1.14	$0.92	$0.60
Discontinued operations	$0.03	$0.01	$0.05
Net income	$1.17	$0.93	$0.65
Diluted net income per share:
Continuing operations	$1.12	$0.91	$0.59
Discontinued operations	$0.03	$0.01	$0.05
Net income	$1.15	$0.92	$0.64
Weighted-average number of common shares outstanding (in thousands):
Basic	168,659	171,686	174,251
Effect of dilutive equity awards	2,599	2,973	3,008
Diluted	171,258	174,659	177,259
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in Millions)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income	$198.0	$160.2	$112.7
Other comprehensive income (loss):
Foreign currency translation and other adjustments	4.9	(10.0)	3.6
Change in pension and other postretirement benefit obligations, net of tax	(7.2)	3.3	3.7
Other comprehensive income (loss), net of tax	(2.3)	(6.7)	7.3
Total comprehensive income	$195.7	$153.5	$120.0

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in Millions)

	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2022	$1.8	$2,853.1	$(1,164.9)	$(75.0)	$1,615.0
Net income	$—	$—	$112.7	$—	$112.7
Foreign currency translation and other adjustments	—	—	—	3.6	3.6
Change in pension and other postretirement benefit obligations, net of $1.2 million of income tax	—	—	—	3.7	3.7
Total comprehensive income	—	—	112.7	7.3	120.0
Stock-based compensation expense	—	41.6	—	—	41.6
Proceeds from exercise of stock options	—	4.3	—	—	4.3
Taxes withheld and paid on employees' share-based payment awards	—	(3.1)	—	—	(3.1)
Repurchase of common stock (1)	(0.1)	—	(126.0)	—	(126.1)
Elkay Merger (2)	—	(5.1)	—	—	(5.1)
Common stock dividends ($0.29 per share)	—	(43.8)	—	—	(43.8)
Balance at December 31, 2023	$1.7	$2,847.0	$(1,178.2)	$(67.7)	$1,602.8
Net income	$—	$—	$160.2	$—	$160.2
Foreign currency translation and other adjustments	—	—	—	(10.0)	(10.0)
Change in pension and other postretirement benefit obligations, net of $1.1 million of income tax	—	—	—	3.3	3.3
Total comprehensive income	—	—	160.2	(6.7)	153.5
Stock-based compensation expense	—	37.9	—	—	37.9
Proceeds from exercise of stock options and ESPP contributions	—	8.6	—	—	8.6
Taxes withheld and paid on employees' share-based payment awards	—	(8.6)	—	—	(8.6)
Repurchase of common stock (1)	—	—	(150.7)	—	(150.7)
Common stock dividends ($0.33 per share)	—	(56.7)	—	—	(56.7)
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Net income	$—	$—	$198.0	$—	$198.0
Foreign currency translation and other adjustments	—	—	—	4.9	4.9
Change in pension and other postretirement benefit obligations, net of $2.3 million of income tax benefit	—	—	—	(7.2)	(7.2)
Total comprehensive income	—	—	198.0	(2.3)	195.7
Stock-based compensation expense	—	40.6	—	—	40.6
Proceeds from exercise of stock options and ESPP contributions	—	7.8	—	—	7.8
Taxes withheld and paid on employees' share-based payment awards	—	(0.6)	—	—	(0.6)
Repurchase of common stock (1)	—	—	(161.0)	—	(161.0)
Common stock dividends ($0.38 per share)	—	(66.0)	—	—	(66.0)
Balance at December 31, 2025	$1.7	$2,810.0	$(1,131.7)	$(76.7)	$1,603.3
____________________
(1)    During the years ended December 31, 2025, 2024, and 2023, the Company repurchased and canceled 4.4 million shares, 4.7 million shares and 5.3 million shares of common stock at a total cost of $159.9 million, $150.2 million and $125.0 million at an average price of $36.74, $31.81 and $23.66 per share, respectively. For the years ended December 31, 2025, 2024, and 2023 the Company recognized $1.1 million, $0.5 million, and $1.0 million of excise tax on the repurchases, respectively. See Note 17, Common Stock Repurchases for additional information.
(2)    Refer to "Item 8. Financial Statements and Supplementary Data, Note 3, Acquisitions" of our 2024 Form 10-K for additional information regarding the Elkay Merger.
See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in Millions)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating activities
Net income	$198.0	$160.2	$112.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30.0	29.2	29.2
Amortization of intangible assets	58.7	59.1	58.7
Non-cash restructuring charges	2.5	8.0	2.5
Loss on divestiture of asbestos liabilities and certain assets	—	—	9.3
Divestiture of asbestos liabilities and certain assets	—	—	(13.0)
Loss (gain) on dispositions of long-lived assets	4.0	0.6	(2.7)
Deferred income taxes	(4.6)	(14.8)	(4.2)
Other non-cash expenses	2.2	5.1	1.9
Actuarial gain on pension and other postretirement benefit obligations	(0.5)	(1.4)	(2.0)
Loss on the extinguishment of debt	—	—	0.9
Pension curtailment and settlement	(10.7)	—	—
Stock-based compensation expense	40.6	37.9	40.0
Changes in operating assets and liabilities:
Receivables, net	18.4	6.3	10.1
Inventories, net	(0.1)	2.7	65.0
Other assets	6.9	1.4	2.5
Accounts payable	(6.8)	15.8	(60.8)
Accruals and other	7.9	(16.6)	3.8
Cash provided by operating activities	346.5	293.5	253.9

Investing activities
Expenditures for property, plant and equipment	(29.9)	(21.8)	(21.3)
Proceeds from dispositions of long-lived assets	—	1.6	7.7
Proceeds from insurance claims	—	—	9.0
Cash used for investing activities	(29.9)	(20.2)	(4.6)

Financing activities
Proceeds from borrowings of debt	—	—	13.0
Repayments of debt	(0.8)	(0.8)	(77.9)
Proceeds from exercise of stock options and ESPP contributions	7.9	8.7	4.3
Taxes withheld and paid on employees' share-based payment awards	(0.6)	(8.6)	(3.1)
Repurchase of common stock	(159.9)	(150.2)	(125.1)
Payment of common stock dividends	(63.9)	(56.6)	(50.4)
Cash used for financing activities	(217.3)	(207.5)	(239.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.2	(4.5)	1.8
Increase in cash, cash equivalents and restricted cash	102.5	61.3	11.9
Cash, cash equivalents and restricted cash at beginning of period (1)	198.0	136.7	124.8
Cash, cash equivalents and restricted cash at end of period (1)	$300.5	$198.0	$136.7
____________________
(1)    The Company has combined cash flows from discontinued operations with cash flows from continuing operations within operating, investing and financing categories.

See notes to consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

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
U.S. Pension Plan Termination & Settlement
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. Pension Plan participants were provided the opportunity to receive their full accrued benefits from the Pension Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the quarter ended September 30, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the quarter ended September 30, 2025, resulting in a pre-tax settlement gain of $10.0 million from accumulated other comprehensive loss to other income (expense), net in the consolidated statements of operations.
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
Spin-Off of Process & Motion Control Segment
On October 4, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”). Following completion of the Spin-Off Transaction, the Company's name was changed to “Zurn Water Solutions Corporation” and was subsequently changed to "Zurn Elkay Water Solutions Corporation".
As a result of the Spin-Off Transaction, in accordance with the authoritative guidance, the operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations. See Note 3, Discontinued Operations for additional information.
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
Revenue Recognition
See Note 5, Revenue Recognition for the Company's policy for recognizing revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606") as well as the various other disclosures required by ASC 606.
Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long-term lease liability on its balance sheet. Lease expense for operating leases and amortization expense for finance leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are instead recognized on a straight-line basis over the lease term. See Note 12, Leases, for additional discussion about the Company's policy for accounting for leases and other required disclosures.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Accounting for Stock Compensation ("ASC 718"). ASC 718 requires compensation costs related to stock-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. See further discussion of the Company’s equity plans in Note 13, Stock-Based Compensation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents that are restricted from operating use are classified as restricted cash. We had $40.1 million and $38.8 million classified as restricted cash as of December 31, 2025 and 2024, respectively.
Receivables
Receivables are stated net of allowances for credit losses of $1.2 million at December 31, 2025, and $1.8 million at December 31, 2024. The Company assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors, including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for credit losses established are recorded within selling, general and administrative expenses within the consolidated statements of operations.
Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Market is determined based on estimated net realizable values. The percentage of the Company’s total inventories valued using the Last-In, First-Out ("LIFO") method was 89% and 94% at December 31, 2025 and 2024, respectively. All remaining inventories are valued using the First-In, First-Out ("FIFO") method.
In some cases, the Company has determined a certain portion of inventories are excess or obsolete. In those cases, the Company writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to established inventory reserves may be required. The total write-down of inventories charged to expense was $2.2 million, $11.6 million and $3.4 million, during the years ended December 31, 2025, 2024, and 2023, respectively.

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
Goodwill and Intangible Assets
Intangible assets consist of acquired trademarks and tradenames, customer relationships (including distribution network) and patents. The customer relationships, patents, and certain tradenames are being amortized using the straight-line method over their estimated useful lives of 7 to 20 years, 3 to 13 years and 5 to 20 years, respectively. Where appropriate, the lives of certain intangible assets may be adjusted to reflect a change in the use of those assets, or amortization may be accelerated in the case of a known intangible asset discontinuation.
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
During the fourth quarter of the year ended December 31, 2025, the Company completed its annual goodwill and intangible asset impairment tests and elected to perform a qualitative assessment. No goodwill impairment charges were recorded during the years ended December 31, 2025, 2024, or 2023. During the year ended December 31, 2024, we recorded a $0.6 million impairment charge related to an indefinite-lived tradename no longer used. No intangible asset impairment charges were recorded during the years ended December 31, 2025 or 2023.
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted accordingly. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $2.0 million, $7.4 million, and $2.5 million of fixed asset impairment charges, respectively. Impairments are determined utilizing Level 3 inputs within the Fair Value hierarchy, and the Company reviews and considers input from outside specialists, when appropriate. Actual results could vary from these estimates. Refer to Note 11, Fair Value Measurements for additional information.
Product Warranty
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability during each of the periods presented (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$4.9	$4.7	$4.2
Charged to operations	4.1	3.0	2.4
Claims settled	(2.4)	(2.8)	(1.9)
Total	$6.6	$4.9	$4.7
Less current reserve	$3.1	$4.9	$4.7
Long-term reserve	$3.5	$—	$—

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
See Note 15, Income Taxes for additional information.
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
There were no common shares with anti-dilutive effects for the year ended December 31, 2025. The computation for diluted net income per share for the years ended December 31, 2024 and 2023 excludes 0.2 million and 0.3 million common shares due to their anti-dilutive effects, respectively.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2025, 2024, and 2023 are as follows (in millions):

	Foreign Currency Translation and Other Adjustments	Pension and Other Postretirement Benefit Obligations	Total
Balance at December 31, 2022	$(75.1)	$0.1	$(75.0)
Other comprehensive income before reclassifications	$3.6	$3.7	$7.3
Balance at December 31, 2023	$(71.5)	$3.8	$(67.7)
Other comprehensive (loss) income before reclassifications	$(10.0)	$3.3	$(6.7)
Balance at December 31, 2024	$(81.5)	$7.1	$(74.4)
Other comprehensive income before reclassifications	$4.9	$0.8	$5.7
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	(8.0)
Net current period other comprehensive income (loss)	4.9	(7.2)	(2.3)
Balance at December 31, 2025	$(76.6)	$(0.1)	$(76.7)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income for the year ended December 31, 2025 (in millions):

	Year Ended
	December 31, 2025	Income Statement Line
Pension and other postretirement benefit obligations
Settlement gain	(10.0)	Other income (expense), net
Provision for income taxes	2.0
Total net of tax	$(8.0)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the years ended December 31, 2024 and 2023.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses of such entities are translated at average exchange rates in effect during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction (gains) losses totaled $0.7 million, $(0.8) million and $0.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in other income (expense), net in the consolidated statements of operations.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $20.8 million, $18.1 million and $18.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Research, Development and Engineering Costs
Research, development and engineering costs are charged to selling, general and administrative expenses on the consolidated statements of operations as incurred and amounted to $25.0 million, $25.9 million and $23.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments and trade accounts receivable.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update 2023-09 “Income Taxes (Topic 470): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This update is effective for the Company for annual fiscal periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 for the

2025 calendar year prospectively. Because the ASU affects disclosures only, the adoption did not affect the Company’s consolidated statements of operations or consolidated balance sheets.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” ("ASU 2025-06"), which replaces the stage-based capitalization model for the treatment of development costs of internal-use software with a principles-based framework, reflecting modern software development practices. In addition, ASU 2025-06 requires companies to capitalize software costs once management authorizes and commits to funding with probable completion and use. This guidance will be effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods within those annual reporting periods, and allows multiple transition methods, including retrospective, prospective, or modified prospective application, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2025-06 on the consolidated financial statements.

3. Discontinued Operations
During the year ended December 31, 2021, the Company completed the Spin-Off Transaction of PMC. The operating results of PMC are reported as discontinued operations in the consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the Income from discontinued operations, net of tax presented in the consolidated statements of operations during the years ended December 31, 2025, 2024, and 2023 are included in the table below (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Selling, general and administrative income (1)	(4.7)	(0.7)	(8.4)
Income from discontinued operations before income tax	4.7	0.7	8.4

Income tax benefit	0.9	0.6	0.1
Income from discontinued operations, net of tax	$5.6	$1.3	$8.5
__________________
(1)Selling, general and administrative income for the years ended December 31, 2025, 2024, and 2023 includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.

4. Restructuring and Other Similar Charges
During the year ended December 31, 2025, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable.

The following table summarizes the Company's restructuring and other similar charges incurred during the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Employee termination benefits	$3.2	$2.1	$3.4
Asset impairment charges	2.5	8.0	2.5
Contract termination and other associated costs	3.9	3.4	9.4
Total restructuring and other similar charges	$9.6	$13.5	$15.3

Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2025)			Restructuring Costs To-date (Period from April 1, 2011 to December 31, 2025)
Employee termination benefits			$39.1
Asset impairment charges			13.0
Contract termination and other associated costs			25.8
Total restructuring and other similar charges			$77.9
The following table summarizes the activity in the Company's accrual for restructuring and other similar charges for the years ended December 31, 2025 and 2024 (in millions):

	Employee termination benefits	Asset impairment charges	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2023 (1)	$0.7	$—	$0.6	$1.3
Charges	2.1	8.0	3.4	13.5
Cash payments	(1.7)	—	(3.9)	(5.6)
Non-cash charges	—	(8.0)	—	(8.0)
Accrued restructuring costs, December 31, 2024 (1)	$1.1	$—	$0.1	$1.2
Charges	3.2	2.5	3.9	9.6
Cash payments	(2.7)	—	(3.7)	(6.4)
Non-cash charges	—	(2.5)	—	(2.5)
Accrued restructuring costs, December 31, 2025 (1)	$1.6	$—	$0.3	$1.9
____________________
(1)    As of December 31, 2025 and December 31, 2024, the accrual for restructuring and other similar charges is included in other current liabilities in the consolidated balance sheets.

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
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the consolidated statements of operations. Unsatisfied performance obligations as of December 31, 2025 have an expected duration of one year or less.
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

	Year Ended
Customer Type	December 31, 2025	December 31, 2024	December 31, 2023
Institutional	$830.0	$740.5	$690.5
Commercial	477.3	451.1	443.1
All other	388.6	374.9	396.9
Total	$1,695.9	$1,566.5	$1,530.5

	Year Ended
Geography	December 31, 2025	December 31, 2024	December 31, 2023
United States	$1,551.1	$1,428.9	$1,410.1
Canada	97.8	90.1	78.7
Rest of world	47.0	47.5	41.7
Total	$1,695.9	$1,566.5	$1,530.5
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of December 31, 2025 and December 31, 2024 were not material.
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
Contract Costs
The Company has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of December 31, 2025 and December 31, 2024, the contract assets capitalized are not significant. During the years ended December 31, 2025, 2024, and 2023, contract asset amortization was not significant and no impairment losses were recognized.

6. Inventories
The major classes of inventories are summarized as follows (in millions):

	December 31, 2025	December 31, 2024
Finished goods	$241.3	$228.7
Work in progress	17.3	12.1
Raw materials	49.2	44.8
Inventories at First-In, First-Out ("FIFO") cost	307.8	285.6
Adjustment to state inventories at Last-In, First-Out ("LIFO") cost	(33.4)	(13.0)
	$274.4	$272.6

7. Property, Plant and Equipment
Property, plant and equipment, net is summarized as follows (in millions):

	December 31, 2025	December 31, 2024
Land	$12.7	$13.5
Buildings and improvements	100.4	103.5
Machinery and equipment	135.0	123.8
Computer hardware and software	31.1	30.4
Construction in-progress	19.3	15.4
	298.5	286.6
Less accumulated depreciation	(140.9)	(122.6)
	$157.6	$164.0

8. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the years ended December 31, 2025 and 2024 consisted of the following (in millions):

Net carrying amount as of December 31, 2023	$796.0
Currency translation adjustments	(1.8)
Net carrying amount as of December 31, 2024	$794.2
Currency translation adjustments	0.8
Net carrying amount as of December 31, 2025	$795.0

The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of December 31, 2025 and December 31, 2024 consisted of the following (in millions):

		December 31, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.4	$(23.3)	$5.1
Customer relationships (including distribution network)	16 years	1,068.6	(448.9)	619.7
Tradenames	19 years	156.7	(32.8)	123.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,340.0	$(505.0)	$835.0

		December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	9 years	$27.4	$(22.9)	$4.5
Customer relationships (including distribution network)	16 years	1,066.9	(398.1)	668.8
Tradenames	19 years	156.7	(24.7)	132.0
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,337.3	$(445.7)	$891.6
Intangible asset amortization expense totaled $58.7 million, $59.1 million and $58.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no acquired intangibles in 2025, 2024, or 2023.
During the year ended December 31, 2024, the Company recorded a $0.6 million impairment charge related to an indefinite-lived tradename no longer used.
The Company expects to recognize amortization expense on intangible assets subject to amortization of $58.5 million in 2026, $58.5 million in 2027, $58.5 million in 2028, $58.5 million in 2029, and $58.5 million in 2030.

9. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	December 31, 2025	December 31, 2024
Commissions	$9.1	$9.2
Current portion of operating lease liability (1)	14.7	12.7
Income taxes payable	3.1	2.3
Professional fees	5.8	1.6
Product warranty (2)	3.1	4.9
Restructuring and other similar charges (3)	1.9	1.2
Risk management (4)	5.8	5.5
Sales rebates	81.1	73.2
Tax indemnities	9.2	12.2
Taxes, other than income taxes	3.1	2.9
Other	14.4	10.5
	$151.3	$136.2
___________________
(1)See more information related to leases within Note 12, Leases.
(2)See more information related to the product warranty obligations balance within Note 2, Significant Accounting Policies.
(3)See more information related to the restructuring obligations balance within Note 4, Restructuring and Other Similar Charges.
(4)Includes projected liabilities related to losses arising from automobile, general, environmental, worker's compensation, and product liability claims.

10. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	December 31, 2025	December 31, 2024
Term loan (1)	$476.4	$475.0
Finance leases (2)	20.1	20.6
Total	496.5	495.6
Less current maturities	0.9	0.8
Long-term debt	$495.6	$494.8
____________________
(1)Includes unamortized debt issuance costs of $4.0 million and $5.4 million at December 31, 2025 and December 31, 2024, respectively.
(2)See more information related to finance leases within Note 12, Leases.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are, if certain conditions are met, obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a certain maximum Net First Lien Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2025, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
For purposes of the Term Loan, effective July 1, 2023, the secured overnight financing rate ("SOFR") replaced LIBOR, and accordingly, beginning July 1, 2023 the Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and

SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.53 to 1.00 as of December 31, 2025 and therefore the applicable rate is 2.00%.
Prior to July 1, 2023, the Term Loan bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.

At December 31, 2025 and December 31, 2024, the borrowings under the Term Loan had effective interest rates of 5.80% and 6.42%, respectively. During the year ended December 31, 2025 and December 31, 2024, the borrowings under the Term Loan had weighted-average effective interest rates of 6.36% and 7.28%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $200.0 million revolving credit facility that has a maturity date of October 2, 2026. Similar to the Term Loan, effective July 1, 2023, the SOFR replaced LIBOR, and accordingly, beginning July 1, 2023 the Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.115%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the applicable margin shall equal 1.00% in the case of base rate borrowings and 2.00% in the case of SOFR borrowings. In the event the Borrowers' Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.53 to 1.00 as of December 31, 2025. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. If the Net First Lien Leverage Ratio is greater than 2.00 to 1.00, the commitment fee is 0.50%, and if the Company's Net First Lien Leverage Ratio is less than or equal to 2.00 to 1.00, the commitment fee is 0.375%.
Prior to July 1, 2023, borrowings under the Revolving Credit Facility bore interest at the Borrowers’ option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Borrowers’ Net First Lien Leverage Ratio as of the last day of each fiscal quarter as illustrated above.

At December 31, 2025 and December 31, 2024, there were no amounts borrowed under the Revolving Credit Facility. As of December 31, 2025 and December 31, 2024, $10.1 million and $11.3 million of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit, respectively.
Finance Leases
At December 31, 2025 and 2024, the Company had finance lease obligations of $20.1 million and $20.6 million, respectively. For more information related to finance leases, see Note 12, Leases.
Future Debt Maturities
Future maturities of debt and finance lease obligations as of December 31, 2025, excluding the unamortized debt issuance costs of $4.0 million, were as follows (in millions):

Years ending December 31:
2026	$0.9
2027	1.0
2028	481.5
2029	1.3
2030	1.4
Thereafter	14.4
$500.5
Cash interest paid for the years ended December 31, 2025, 2024, and 2023 was $33.9 million, $30.9 million and $36.1 million, respectively.

11. Fair Value Measurements
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
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at December 31, 2025 and December 31, 2024 due to the short-term nature of those instruments. The fair value of long-term debt recorded on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 was approximately $502.9 million and $503.4 million, respectively. The fair value is based on quoted market prices for the same instruments.

12. Leases
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

ROU assets and lease liability balances recorded on the consolidated balance sheets are summarized as follows (in millions):

Leases	Classification	December 31, 2025	December 31, 2024
Assets:
Operating ROU assets	Other assets	$52.4	$51.2
Finance ROU assets	Property, plant and equipment, net (1)	17.8	19.0
Total ROU assets		$70.2	$70.2

Liabilities:
Current
Operating	Other current liabilities	$14.7	$12.7
Finance	Current maturities of debt	0.9	0.8
Non-current
Operating	Operating lease liability	42.0	43.3
Finance	Long-term debt	19.2	19.8
Total lease liabilities		$76.8	$76.6
____________________
(1)Finance lease assets are recorded net of accumulated amortization of $4.4 million and $3.2 million as of December 31, 2025 and December 31, 2024, respectively.
The components of lease expense reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expenses (1)	$17.0	$14.9	$13.8
Finance lease expenses:
Depreciation of finance ROU assets (1)	1.5	1.6	1.7
Interest on lease liabilities (2)	1.4	1.5	1.5
Total finance lease expense	2.9	3.1	3.2
Variable and short-term lease expense (1)	7.8	7.6	7.0
Total lease expense	$27.7	$25.6	$24.0
____________________
(1)Included in cost of sales, selling, general and administrative expenses, and restructuring and other similar charges.
(2)Included in interest expense, net.
Future minimum lease payments under operating and finance leases as of December 31, 2025 are as follows (in millions):

Years ending December 31,	Operating Leases	Finance Leases
2026	$17.8	$2.3
2027	17.6	2.4
2028	11.2	2.4
2029	7.4	2.4
2030	3.9	2.5
Thereafter	7.4	18.2
Total future minimum lease payments	65.3	30.2
Less: Imputed interest	(8.6)	(10.1)
Total lease liabilities	$56.7	$20.1

The weighted-average remaining lease terms and discount rates for leases are as follows:

	Year Ended
Lease Term and Discount Rate	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease terms (years):
Operating leases	4.4	5.0	5.9
Finance leases	11.9	13.0	13.8
Weighted-average discount rate:
Operating leases	6.3%	6.4%	6.4%
Finance leases	7.1%	7.1%	7.1%
Cash paid for amounts included in the measurement of lease liabilities are as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating cash flows from operating leases	$17.5	$14.1	$13.2
Operating cash flows from finance leases	1.4	1.5	1.5
Financing cash flows from finance leases	0.8	0.8	0.8
ROU assets obtained (disposed) in exchange for lease liabilities are as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating leases	$12.8	$18.9	$14.4
Finance leases	0.4	(0.2)	21.8

13. Stock-Based Compensation
Generally, compensation cost associated with share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the requisite service period, generally as the awards vest. The Company accounts for forfeitures of stock-based compensation as they occur.
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan, which was last approved by stockholders in fiscal 2025 (the "Plan"), is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons, to encourage them to maximize Zurn Elkay's performance and create value for Zurn Elkay's stockholders. To date, equity awards consisting of stock options, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") have been issued under the Plan. The Plan is administered by the Compensation Committee.
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
During the years ended December 31, 2025 and December 31, 2024, the Company issued 70,943 and 44,436 shares of common stock related to the ESPP, respectively. As of December 31, 2025, 1,884,621 shares remained available for future issuance. During the years ended December 31, 2025 and December 31, 2024, the Company recognized $0.5 million and $0.3 million of stock-based compensation expense related to the ESPP, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded $40.6 million, $37.9 million and $40.0 million, respectively, of stock-based compensation expense from continuing operations (the related tax benefit on these amounts subject to the 162(m) compensation limitations during the years ended December 31, 2025, 2024, and 2023 was $8.5 million, $9.2 million, and $9.8 million, respectively). During the year ended December 31, 2025, 2024, and 2023, the Company also recorded $2.1 million, $4.6 million and $2.0 million, respectively, of an excess tax benefit related to stock options exercised during each period. As of December 31, 2025, there was $26.3 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes valuation model that uses the following weighted-average assumptions:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Expected option term (in years)	6.5	6.5	6.5
Expected volatility factor	32%	32%	32%
Weighted-average risk-free interest rate	4.39%	4.33%	3.90%
Expected dividend rate	1.0%	1.0%	1.2%
Management’s estimate of the option term for options granted under the Plan is based on the midpoint between when the options vest and when they expire. The Company uses the simplified method to determine the expected term, as management does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company’s expected volatility assumption for all options granted prior to the Spin-Off Transaction is based on the historical volatility of the Company's common stock price. The expected volatility assumption for all options granted after the Spin-Off Transaction is based on the historical volatility of the common stock prices of a peer group. The weighted average risk free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average grant date fair value of options granted under the Plan during the years ended December 31, 2025, 2024, and 2023 was $13.11, $11.43 and $8.28, respectively. The total fair value of options vested during the years ended December 31, 2025, 2024, and 2023 was $0.7 million, $1.1 million and $0.9 million, respectively.
A summary of stock option activity during the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Number of shares under options:
Outstanding at beginning of period	914,583	$18.72	2,089,493	$14.67	2,647,578	$13.75
Granted	66,540	35.47	93,410	31.05	146,295	22.25
Exercised (1)	(401,017)	13.95	(1,241,512)	12.62	(655,644)	11.66
Canceled/Forfeited	(30,434)	26.62	(26,808)	28.49	(48,736)	27.77
Outstanding at end of period (2)	549,672	$23.80	914,583	$18.72	2,089,493	$14.67
Exercisable at end of period (3)	407,617	$21.14	747,808	$16.71	1,878,789	$13.35
______________________
(1)The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $11.5 million, $29.3 million and $11.0 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 5.5 years at December 31, 2025, 4.8 years at December 31, 2024 and 4.1 years at December 31, 2023. The aggregate intrinsic value of options outstanding at December 31, 2025 was $12.4 million.
(3)The weighted average remaining contractual life of options exercisable was 4.5 years at December 31, 2025, 3.9 years at December 31, 2024 and 3.4 years at December 31, 2023. The aggregate intrinsic value of options exercisable at December 31, 2025 was $10.3 million.

	Shares	Weighted Avg. Exercise Price
Nonvested options at beginning of period	166,775	$27.77
Granted	66,540	35.47
Vested	(71,876)	27.03
Canceled/Forfeited	(19,384)	29.92
Nonvested options at end of period	142,055	$31.41

Restricted Stock Units
During the years ended December 31, 2025, 2024, and 2023 the Company granted RSUs to certain of its officers, directors, and employees. The fair value of each award is determined based on the Company's closing stock price on the date of grant. A summary of RSU activity during the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested RSUs at beginning of period	263,075	$26.97	501,321	$26.05	580,112	$29.33
Granted	198,393	35.71	125,565	31.23	242,385	23.40
Vested	(165,527)	29.29	(318,274)	27.06	(218,153)	30.70
Canceled/Forfeited	(29,882)	31.02	(45,537)	27.30	(103,023)	28.40
Nonvested RSUs at end of period	266,059	$31.70	263,075	$26.97	501,321	$26.05

Performance Stock Units
During the years ended December 31, 2025, 2024, and 2023, the Company granted PSUs to certain of its officers and employees. The PSUs granted during the years ended December 31, 2025, 2024, and 2023 had a three-year performance period and are earned and vest, subject to continued employment, based on performance relative to metrics determined by the Compensation Committee. The number of performance share awards earned, which can range between 0% and 200% of the target awards granted depending on the Company's actual performance during the respective performance period, will be satisfied with Zurn Elkay common stock. A summary of PSU activity during the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested PSUs at beginning of period	945,741	$29.53	866,810	$27.88	939,459	$27.07
Granted	395,700	35.64	553,548	34.33	425,246	23.25
Vested (1)	(402,020)	23.25	(431,702)	32.25	(468,722)	22.17
Canceled/Forfeited	(10,528)	33.00	(42,915)	30.91	(29,173)	26.07
Nonvested PSUs at end of period	928,893	$34.81	945,741	$29.53	866,810	$27.88
______________________
(1)For the years ended December 31, 2025, 2024, and 2023, represents the target level of PSUs vested.

    During the years ended December 31, 2025 and 2024, PSUs were granted with vesting based on goals related to free cash flow conversion, return on invested capital, and sales growth, and certain awards granted in 2024 contained a TSR multiplier. During the year ended December 31, 2023, PSUs were granted with vesting based on goals related to free cash flow conversion and return on invested capital. The fair value of the portion of PSUs with vesting based on free cash flow conversion, return on invested capital, and sales growth is determined based on the Company's closing stock price on the date of grant. The fair value of the portion of PSUs granted in 2024 that include a TSR multiplier is determined using a Monte Carlo valuation model. For these awards, the number of PSUs earned based on the achievement of goals related to free cash flow conversion, return on invested capital, and sales growth may be increased by 0-75% if the Company's TSR over the performance period falls within a predefined range.
14. Retirement Benefits
The Company sponsors pension and other postretirement benefit plans for certain employees. Most of the Company’s employees are accumulating retirement income benefits through defined contribution plans. The Company previously sponsored a frozen U.S. pension plan for certain salaried participants that was terminated in 2025. Other postretirement benefits consist of retiree medical plans that cover a portion of employees in the United States that meet certain age and service requirements.
Net periodic benefit costs are primarily comprised of service and interest cost and the expected return on plan assets. The service cost component of net periodic benefit cost is presented within cost of sales and selling, general and administrative expenses in the statements of operations while the other components of net periodic benefit cost are presented within other income (expense), net.
The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event). The corridor is 10% of the greater of the projected benefit obligation or the fair value of the plan assets. In connection with this accounting policy, the Company recognized non-cash actuarial gain of $0.5 million, $1.4 million, and $2.0 million within the consolidated statements of operations from continuing operations, during the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are recorded within actuarial gain on pension and other postretirement benefit obligations in the consolidated statements of operations.
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. Pension Plan participants were provided the opportunity to receive their full accrued benefits from the Pension Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the year ended December 31, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the third quarter of 2025, resulting in a pre-tax settlement gain of $10.0 million from accumulated other comprehensive loss to other income (expense), net in the consolidated statements of operations.
The components of net periodic benefit (income) cost reported in the consolidated statements of operations are as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Pension Benefits:
Service cost	$0.1	$0.1	$0.1
Interest cost	8.6	11.2	12.1
Expected return on plan assets	(6.9)	(7.5)	(7.5)
Amortization of prior service cost	0.3	—	—
Settlement	(10.0)	—	—
Curtailment	(0.7)	—	—
Recognition of actuarial gains	(0.1)	(0.1)	—
Net periodic benefit (income) cost	$(8.7)	$3.7	$4.7
Other Postretirement Benefits:
Interest cost	$0.4	$0.4	$0.6
Recognition of actuarial gains	(0.4)	(1.3)	(2.0)
Net periodic benefit (income) cost	$—	$(0.9)	$(1.4)
During the year ended December 31, 2025, the recognition of $0.5 million of net non-cash actuarial gains was primarily due to demographic and claims gains experienced during 2025 that were reflected in certain other post-retirement benefit plans. During the year ended December 31, 2024, the recognition of $1.4 million of net non-cash actuarial gains was primarily due to a combination of discount rate increases coupled with demographic and claims gains experienced during 2024 that were reflected in the other post-retirement benefit plans. These gains were partially offset by a increase in the medical cost growth assumption from the prior measurement. During the year ended December 31, 2023, the recognition of $2.0 million of net non-cash actuarial gains was primarily due to demographic gains experienced during 2023 that were reflected in the other post-retirement benefit plans.
The Company made contributions to the now terminated U.S. qualified pension plan trusts of $4.3 million, $20.0 million and $11.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company does not expect to make any further contributions to the U.S. qualified pension plan trusts given it was terminated in 2025.

The status of the plans is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2025	Year Ended December 31, 2024
Benefit obligation at beginning of period	$(210.6)	$(224.0)	$(7.2)	$(8.7)
Service cost	(0.1)	(0.1)	—	—
Interest cost	(8.6)	(11.2)	(0.4)	(0.4)
Actuarial (losses) gains	(3.8)	5.4	(0.7)	1.1
Plan amendments	(0.3)	—	—	—
Benefits paid	15.9	19.1	1.0	1.0
Plan participant contributions	—	—	(0.1)	(0.2)
Curtailments	0.7	—	—	—
Settlements	201.1	0.2	—	—
Benefit obligation at end of period	$(5.7)	$(210.6)	$(7.4)	$(7.2)
Plan assets at the beginning of the period	$203.0	$195.2	$—	$—
Actual return on plan assets	12.4	6.6	—	—
Contributions	4.7	20.4	1.0	1.0
Benefits paid	(15.9)	(19.1)	(1.0)	(1.0)
Settlements	(201.1)	(0.1)	—	—
Plan assets at end of period	$3.1	$203.0	$—	$—
Funded status of plans	$(2.6)	$(7.6)	$(7.4)	$(7.2)
Net amount on consolidated balance sheets consists of:
Non-current assets	$0.7	$0.5	$—	$—
Current liabilities	$(0.3)	$(0.3)	$(0.8)	$(0.9)
Long-term liabilities	(3.0)	(7.8)	(6.6)	(6.3)
Total net funded status	$(2.6)	$(7.6)	$(7.4)	$(7.2)
As of December 31, 2025, the Company had pension plans with a combined projected benefit obligation of $5.7 million compared to plan assets of $3.1 million, resulting in an under-funded status of $2.6 million compared to an under-funded status of $7.6 million at December 31, 2024. The Company’s funded status improved during the year ended December 31, 2025 primarily due to the termination and settlement of the Company's U.S. defined benefit pension plan. Any further changes in the assumptions underlying the Company’s pension values, including those that arise as a result of declines in equity markets and changes in interest rates, could result in increased pension obligation and pension cost which could negatively affect the Company’s consolidated financial position and results of operations in future periods.
Amounts included in accumulated other comprehensive loss, net of tax, related to defined benefit plans at December 31, 2025 and December 31, 2024 consist of the following (in millions):

	As of December 31, 2025
	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized actuarial (gain) loss	(0.3)	0.4	0.1
Accumulated other comprehensive (income) loss, gross	(0.3)	0.4	0.1
Deferred income tax provision	0.1	(0.1)	—
Accumulated other comprehensive (income) loss, net	$(0.2)	$0.3	$0.1

	As of December 31, 2024
	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized actuarial gain	(8.7)	(0.7)	(9.4)
Accumulated other comprehensive income, gross	(8.7)	(0.7)	(9.4)
Deferred income tax provision	2.1	0.2	2.3
Accumulated other comprehensive income, net	$(6.6)	$(0.5)	$(7.1)

The following table presents significant assumptions used to determine benefit obligations and net periodic benefit (income) cost in weighted-average percentages:

	Pension Benefits			Other Postretirement Benefits
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
Benefit Obligations:
Discount rate	6.1%	5.7%	5.2%	5.4%	5.6%	5.2%
Rate of compensation increase	3.4%	3.0%	3.0%	n/a	n/a	n/a
Net Periodic Benefit (Income) Cost:
Discount rate	6.3%	5.2%	5.6%	5.6%	5.2%	5.6%
Rate of compensation increase	3.4%	3.0%	3.0%	n/a	n/a	n/a
Expected return on plan assets	4.3%	4.0%	4.3%	n/a	n/a	n/a
The fair values of the Company’s pension plan assets for both the U.S and non-U.S. plans at December 31, 2025 and December 31, 2024, by asset category are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 11, Fair Value Measurements.

	December 31, 2025
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at Net Asset Value (1)	Total
Investment funds
International equity funds (3)	—	—	—	0.5	0.5
Balanced funds (3)	—	—	—	2.6	2.6
Total	$—	$—	$—	$3.1	$3.1

	December 31, 2024
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at Net Asset Value (1)	Total
Cash and cash equivalents	$4.2	$—	$—	$—	$4.2
Investment funds
Fixed income funds (2)	—	—	—	178.3	178.3
U.S. equity funds (3)	3.0	—	—	9.4	12.4
International equity funds (3)	—	—	—	5.7	5.7
Balanced funds (3)	—	—	—	2.4	2.4
Total	$7.2	$—	$—	$195.8	$203.0
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

Expected benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in millions):

Years Ending December 31:	Pension Benefits	Other Postretirement Benefits
2026	$0.4	$0.8
2027	0.4	0.8
2028	0.5	0.8
2029	0.5	0.8
2030	0.5	0.8
2031 - 2035	3.0	2.8
Pension Plans That Are Not Fully Funded
At December 31, 2025, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $5.7 million, $5.4 million, and $3.1 million, respectively.
At December 31, 2024, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets were $210.6 million, $209.2 million and $203.0 million, respectively.
Other Postretirement Benefits
The other postretirement benefit obligation was determined using an assumed health care cost trend rate of 7.5% in 2026 grading down to 5.0% in 2036 and thereafter. The discount rate and health care cost trend rate assumptions are determined as of the measurement date.
Defined Contribution Savings Plans
The Company sponsors certain defined-contribution savings plans for eligible employees. Expense recognized related to these plans was $6.1 million, $5.6 million and $4.5 million during the years ended December 31, 2025, 2024, and 2023, respectively, primarily related to the Company matching contributions. During the year ended December 31, 2025, the Company utilized 127,489 shares of its common stock with a weighted average fair value of $39.22 per share in funding the cost associated with the Company matching contributions. During the year ended December 31, 2024, the Company utilized 137,031 shares of its common stock with a weighted average fair value of $33.71 per share in funding the cost associated with the Company matching contributions.
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

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below (in millions). For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 11, Fair Value Measurements.

	Fair Value as of December 31, 2025
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$2.3	$—	$—	$2.3
Corporate-owned life insurance policies (2)	—	16.4	—	16.4
Total assets at fair value	$2.3	$16.4	$—	$18.7

Deferred compensation liability at fair value (3):	$22.9	$—	$—	$22.9

	Fair Value as of December 31, 2024
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.2	$—	$—	$1.2
Corporate-owned life insurance policies (2)	—	15.1	—	15.1
Total assets at fair value	$1.2	$15.1	$—	$16.3

Deferred compensation liability at fair value (3):	$18.9	$—	$—	$18.9
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

15. Income Taxes
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
In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued rules for a new global minimum tax ("Pillar 2") which included the introduction of a 15% global minimum tax ("Top-Up Tax") that applies to tax years beginning in 2024. Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries in which we do business, the Company does not anticipate being subject to material Top-Up Taxes. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and development on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). OBBBA incorporates changes that extend several provisions of the Tax Cuts and Jobs Act ("TCJA") of 2017 that were set to expire on December 31, 2025, including immediate expensing of domestic research and development expenses, 100% bonus depreciation, 100% depreciation of qualified production property, and reinstatement of utilizing EBITDA for the interest deduction limitation. These changes are effective for the Company’s fiscal year ending December 31, 2025. However, OBBBA incorporates additional changes to the

U.S tax code that will be effective after January 1, 2026, including charitable contribution limitations, deductible meal limitations, and changes to the U.S. system for taxing international corporate income. The Company is continuing to monitor these business tax provision for further guidance from the U.S. Treasury and the Internal Revenue Service.
Income Tax Provision
The components of the provision for income taxes are as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current:
United States	$53.2	$48.4	$36.4
Non-United States	4.2	5.3	4.6
State and local	11.4	7.7	7.6
Total current	68.8	61.4	48.6
Deferred:
United States	(3.8)	(12.9)	(7.5)
Non-United States	(0.4)	0.2	1.3
State and local	(0.7)	(0.6)	0.2
Total deferred	(4.9)	(13.3)	(6.0)
Provision for income taxes	$63.9	$48.1	$42.6
The following illustrates the specific categories and the reconciling items disclosed by a public business entity in its tabular rate reconciliation in accordance with paragraphs ASC 740-10-50-12A through 50-12B (in millions). The entity is domiciled in the United States and presents comparative financial statements. For the disclosure of foreign tax effects in accordance with paragraph ASC 740-10-50-12A(b)(2), it is assumed that the 5 percent threshold, computed by multiplying the income (or loss) from continuing operations before income taxes by applicable statutory federal (national) income tax rate of the United States, is met for Canada, at the jurisdictional level, but not for any individual reconciling items of the same nature within Canada.

	Year Ended
	December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$53.8	21.0%
State and local income taxes, net of federal income tax effect (1)	8.6	3.4%
Changes in valuation allowances	(1.3)	(0.5)%
Foreign tax effects
Canada
Statutory tax rate difference between Canada and United States	0.7	0.2%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect on cross-border tax laws	(0.3)	(0.2)%
Tax credits	(0.5)	(0.2)%
Nontaxable or nondeductible items
Share-based compensation	(2.1)	(0.8)%
§162(m) limitation	5.8	2.3%
Other	0.5	0.2%
Changes in unrecognized tax benefits	(1.0)	(0.4)%
Other adjustments	(0.3)	(0.1)%
Effective tax rate	$63.9	24.9%
____________________
(1)During the year ended December 31, 2025, state taxes in California, Illinois, New York, and Texas made up the majority of the tax effect in this category.

The following illustrates how the provision for income taxes differs from the United States statutory income tax rate related to the retrospective years ending December 31, 2024 and December 31, 2023 (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Provision for income taxes at U.S. federal statutory income tax rate	$43.5	$30.8
State and local income taxes, net of federal benefit	6.4	5.2
Net effects of foreign rate differential	0.9	0.9
Net effects of foreign operations	—	0.1
Nondeductible acquisition costs	—	(1.3)
Unrecognized tax benefits, net of federal benefit	(2.9)	0.5
Excess tax benefits related to equity compensation	(4.6)	(1.7)
§162(m) compensation limitation	5.4	6.2
Nondeductible loss on divestiture of asbestos liabilities and certain assets	—	2.0
Net changes in valuation allowance	(0.2)	0.5
Other	(0.4)	(0.6)
Provision for income taxes	$48.1	$42.6
The provision for income taxes was calculated based upon the following components of income from continuing operations before income taxes (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
United States	$241.1	$185.0	$127.6
Non-United States	15.2	22.0	19.2
Income before income taxes	$256.3	$207.0	$146.8
The components of income taxes paid are as follows (in millions):

Year Ended
Jurisdiction	December 31, 2025
U.S. federal	$49.3
State:
California	2.5
Other	7.3
State subtotal	9.8
Foreign
Canada	3.0
Other	0.9
Foreign subtotal	3.9

Total cash paid for income taxes (net of refunds)	63.0
The total cash paid for income taxes prior to ASU 2023-09 for the tax years ending December 31, 2024 and December 31, 2023 were $68.1 million and $45.7 million, respectively.

Deferred Income Tax Assets and Liabilities
Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Compensation and retirement benefits	$22.0	$19.4
General accruals and reserves	4.1	12.7
Lease liabilities	18.8	19.3
State tax net operating loss and credit carryforwards	6.6	10.3
Federal and state capital loss carryforwards	0.4	0.4
Foreign net operating loss carryforwards	1.0	0.9
Other	2.2	2.4
Total deferred tax assets before valuation allowance	55.1	65.4
Valuation allowance	(4.8)	(9.0)
Total deferred tax assets	50.3	56.4
Deferred tax liabilities:
Property, plant and equipment	17.9	19.8
Lease ROU assets	17.2	17.7
Inventories	14.3	15.3
Intangible assets and goodwill	187.8	197.2
Total deferred tax liabilities	237.2	250.0
Net deferred tax assets (liabilities)	$(186.9)	$(193.6)

Net amount on consolidated balance sheets consists of:
Other assets	$2.8	$2.9
Deferred income taxes	(189.7)	(196.5)
Net long-term deferred tax assets (liabilities)	$(186.9)	$(193.6)
Management has reviewed the deferred tax assets and has analyzed the uncertainty with respect to ultimately realizing the related tax benefits associated with such assets. Based upon this analysis, management has determined that a valuation allowance should be established for the federal and state capital loss carryforwards, certain foreign NOL carryforwards and related deferred tax assets, as well as certain state NOL and tax credit carryforwards as of December 31, 2025. Significant factors considered by management in this determination included the historical operating results of the Company, as well as anticipated reversals of future taxable temporary differences. Capital losses may generally only be used to offset available capital gains. Federal capital losses are allowed to be carried back three years and carried forward for five. The Company does not have any capital gains in the carryback period with which to offset any portion of the capital loss. States generally follow federal law with respect to capital losses; however, for those that do have a modification, such modification (in most cases) is to deny any carryback period. The carryforward periods for the state NOLs range from five to twenty years. The state credit carryforwards expire over a period of 15 years. The foreign NOL carryforwards are subject to a twenty-year expiration period.
At December 31, 2025, the Company had approximately $112.8 million of state NOL carryforwards, expiring over various years ending through December 31, 2033. The Company has a tax effected valuation allowance of $2.7 million recorded against the related deferred tax asset. In addition, at December 31, 2025, the Company had approximately $3.6 million of foreign NOL carryforwards, of which there is a recorded tax effected valuation allowance of $1.0 million. The majority of the decrease in the deferred tax asset relating to state net operating loss and credit carryforwards is the result of certain state net operating losses expiring unutilized. These expiring state net operating losses were effectively written off against the full valuation allowance previously recorded by the Company. As such, the majority of the decrease in the valuation allowance was the result of this write-off.
No provision has been made for U.S. federal income taxes related to approximately $52.5 million of undistributed earnings of foreign subsidiaries considered to be permanently reinvested. No additional income tax liability would be expected to result if such earnings were repatriated to the U.S., other than potential out-of-pocket withholding taxes of approximately $2.8 million.
The Company’s total receivable for net accrued income taxes as of December 31, 2025 and 2024 was $10.2 million and $17.3 million, respectively. This net amount is presented in the consolidated balance sheets as income taxes payable (separately disclosed in other current liabilities) of $3.1 million and $2.3 million as of December 31, 2025 and 2024, respectively; and as income taxes receivable in the consolidated balance sheets of $13.3 million and $19.6 million as of December 31, 2025 and 2024, respectively.

Liability for Unrecognized Tax Benefits
The Company's total liability for net unrecognized tax benefits as of December 31, 2025 and 2024 was $0.6 million and $1.8 million, respectively.
The following table represents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Balance at beginning of period	$1.7	$5.1
Additions based on tax positions related to the current year	0.1	0.1
Additions for tax positions of prior years	0.1	—
Reductions for tax positions of prior years	—	(0.1)
Reductions due to lapse of applicable statute of limitations	(1.4)	(3.4)
Balance at end of period	$0.5	$1.7
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits includes $0.6 million and $0.5 million of gross accrued interest and penalties, respectively. The amount of net interest and penalties recorded as income tax (benefit) expense during the years ended December 31, 2025, 2024, and 2023 was $(0.5) million, $(0.4) million, and $0.4 million, respectively.
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

16. Commitments and Contingencies
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

17. Common Stock Repurchases
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. On January 27, 2020, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $300.0 million. On February 8, 2023, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. On October 28, 2025, the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board. During the year ended December 31, 2025, the Company repurchased 4.4 million shares of common stock at a total cost of $159.9 million at an average price of $36.74 per share. During the year ended December 31, 2024, the Company repurchased 4.7 million shares of common stock at a total cost of $150.2 million at an average price of $31.81 per share. During the year ended December 31, 2023, the Company repurchased 5.3 million shares of common stock at a total cost of $125.0 million at an average price of $23.66 per share. The repurchased shares were canceled by the Company upon receipt. At December 31, 2025, a total of approximately $482.1 million of repurchase authority remained under the Repurchase Program.

18. Business Segment, Geographic and Customer Information
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on Net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net sales	$1,695.9	$1,566.5	$1,530.5
Less:
Cost of sales	931.1	859.5	882.4
Selling, general and administrative expenses	417.6	389.8	371.3
Other segment items (1)	154.8	158.3	172.6
Segment profit (Net income from continuing operations)	$192.4	$158.9	$104.2
______________________
(1)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, actuarial gain on pension and other postretirement benefit obligations, other income (expense), net, provision for income taxes, and other non-recurring charges.
Segment net sales, amortization, interest expense, net, income before income taxes and income tax expense are included on the consolidated statement of operations. Segment assets are included on the consolidated balance sheets and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for plant, property and equipment are included on the consolidated statement of cash flows. Interest income for the years ended December 31, 2025, 2024, and 2023 was $7.6 million, $7.8 million, and $4.9 million, respectively.
Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales			Long-lived Assets
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
United States	$1,520.5	$1,394.8	$1,368.8	$141.9	$148.0	$160.6
Canada	151.7	145.8	133.8	9.6	10.2	11.7
Rest of World	23.7	25.9	27.9	6.1	5.8	8.0
	$1,695.9	$1,566.5	$1,530.5	$157.6	$164.0	$180.3
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
The Company’s largest customer accounted for 18%, 19% and 20% of consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. No other customers account for more than 10% of consolidated net sales for the years ended December 31, 2025, 2024, or 2023.

19. Subsequent Events
Dividends

On January 29, 2026, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.11 per share to be paid on March 6, 2026, to stockholders of record as of February 20, 2026.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Our directors and officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the three months ended December 31, 2025, no directors or officers of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the sections entitled "Proposal 1: Election of Directors", "Corporate Governance and Board of Directors" and "Compensation Discussion and Analysis-Insider Trading Policy and Anti-Hedging and Anti-Pledging Policies" in the definitive proxy statement for the Company’s annual meeting, to be held on or about April 30, 2026 (the "Proxy Statement"), and from the information under the caption "Information about our Executive Officers" in Part I hereof.
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
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	3,083,027	$23.80	2,430,308
Equity compensation plans not approved by security holders	None	None	None
Total	3,083,027	$23.80	2,430,308
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) Financial Statements
The Company’s consolidated financial statements included in Item 8 hereof are for the years ended December 31, 2025, 2024, and 2023 consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules.
The Financial Statement Schedule of the Company appended hereto for the years ended December 31, 2025, 2024, and 2023 consists of the following:
Schedule II – Valuation and Qualifying Accounts
(in Millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31, 2023
Valuation allowance for trade and notes receivable	1.4	2.3	—	(0.6)	3.1
Valuation allowance for income taxes	32.2	0.5	—	(20.7)	12.0
Year Ended December 31, 2024
Valuation allowance for trade and notes receivable	3.1	(0.1)	—	(1.2)	1.8
Valuation allowance for income taxes	12.0	—	—	(3.0)	9.0
Year Ended December 31, 2025
Valuation allowance for trade and notes receivable	1.8	(0.4)	—	(0.2)	1.2
Valuation allowance for income taxes	9.0	—	—	(4.2)	4.8
______________________
 (1)     Uncollectible amounts, dispositions charged against the accrual and write-off of expiring tax loss carryforwards.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.
(a) (3) Exhibits.

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

1.1	Underwriting Agreement, dated as of February 11, 2025, by and among the Company, Ice Mountain LLC, and Evercore Group L.L.C. as representative of the several underwriters	Exhibit 1.1 to the Company's Form 8-K filed February 13, 2025.

2.1	Stock Purchase Agreement dated as of April 5, 2005, by and among Rexnord LLC, Hamilton Sundstrand Corporation and The Falk Corporation+	Exhibit 99.2 to the Form 8-K filed by RBS Global, Inc./Rexnord LLC on May 19, 2005

2.2	Agreement and Plan of Merger, dated as of February 15, 2021, by and among Regal Beloit Corporation Phoenix 2021, Inc., Rexnord Corporation and Land Newco, Inc.+	Exhibit 2.1 to the Company's Form 8-K filed February 19, 2021

2.3	Separation and Distribution Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 2.2 to the Company's Form 8-K filed February 19, 2021

2.4	Agreement and Plan of Merger, dated as of February 12, 2022, by and among Zurn, Elkay, Merger Sub, and Elkay Interior Systems International, Inc.	Exhibit 2.1 to the Company's Form 8-K filed February 14, 2022

3.1(a)	Amended and Restated Certificate of Incorporation as amended through July 1, 2022	Exhibit 3.1 to the Company's Form 10-Q filed July 26, 2022

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
Exhibit 10.1 to the Form 8-K filed July 1, 2022

10.1(b)	Form of Standstill and Lock-Up Agreement, dated as of February 12, 2022, by and among Zurn, and the Elkay stockholders party thereto	Exhibit 10.3 to the Company's Form 8-K filed February 14, 2022

10.2	Zurn Elkay (f/k/a Rexnord) Management Incentive Compensation Plan for Executive Officers*	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2020

10.3(a)	Zurn Elkay Water Solutions Corporation Performance Incentive Plan, as amended and restated* (current)	Appendix A to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders filed on March 13, 2025

10.3(b)	Rexnord Corporation Performance Incentive Plan, as amended and restated effective May 18, 2016* (superseded except with respect to certain outstanding awards)	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 10, 2016

10.3(c)	Rexnord Corporation 2012 Performance Incentive Plan (now known as the Performance Incentive Plan)* (superseded version)	Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-174504

10.3(d)	Zurn Elkay Water Solutions Corporation Performance Incentive Plan, as amended and restated as of July 1, 2022* (superseded version)	Exhibit 10.3 to the Company's Form 8-K filed July 1, 2022

10.3(e)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded version)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2020

10.3(f)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (superseded version)	Exhibit 10.3(d) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(g)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (superseded version)	Exhibit 10.3(e) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(h)	Form of Option Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2012

10.3(i)	Form of Option and Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2014

10.3(j)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.6 to the Company’s 10-Q for the quarter ended June 30, 2016

10.3(k)	Form of Non-Qualified Stock Option and Performance Stock Unit Agreement under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015

10.3(l)	Form of Restricted Stock Unit Agreement (Deferred RSUs) for Directors under the Performance Incentive Plan* (used for prior grants; superseded)	Exhibit 10.3(f) to the Company’s Form 10-K for the fiscal year ended March 31, 2016

10.3(m)	Form of Option Agreement under the Performance Incentive Plan* (superseded version)	Exhibit 10.3(c) to the Company's Form 10-K for the fiscal year ended March 31, 2018

10.3(n)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (used for certain grants in 2024; superseded)		X

10.3(o)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (used for certain grants in 2024; superseded)		X

10.3(p)	Form of Performance Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2025

10.3(q)	Form of Restricted Stock Unit Agreement under the Performance Incentive Plan* (current)	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2025

10.3(r)	Form of amendment to Performance Stock Unit Agreement* (for outstanding awards granted prior to 2025; current)	Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2025

10.4	Letter Agreement dated May 17, 2024, between Zurn Elkay Water Solutions Corporation and Todd A. Adams*	Exhibit 10.1 to the Company's Form 8-K dated May 17, 2024

10.5	Form of Letter Agreement with Executive Officers*	Exhibit 10.3 to the Company’s Form 8-K dated May 18, 2016 (filed on May 24, 2016)

10.6	Zurn Elkay Water Solutions Corporation Deferred Compensation Plan* (as amended and restated effective April 30, 2025; current)	Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2025

10.7	Zurn Elkay Water Solutions Corporation (f/k/a Rexnord Corporation) Executive Severance Plan, Effective May 18, 2016 (as amended effective April 1, 2018)*	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2018

10.8	Zurn Elkay Water Solutions Corporation (f/k/a Rexnord Corporation) Executive Change in Control Plan, as amended through December 13, 2018*	Exhibit 10.2 to the Company’s Form 8-K dated December 13, 2018

10.9	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of January 2026		X

10.10	Form of Indemnification Agreement*	Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2017

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
Exhibit 10.3 to the Company's Form 8-K filed on October 5, 2021

10.13(a)	Tax Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.1 to the Company's Form 8-K filed February 19, 2021

10.13(b)	Employee Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.2 to the Company's Form 8-K filed February 19, 2021

10.13(c)	Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.3 to the Company's Form 8-K filed February 19, 2021

10.13(d)	Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation, Land Newco, Inc. and Regal Beloit Corporation+	Exhibit 10.4 to the Company's Form 8-K filed February 19, 2021

10.13(e)	Transition Services Agreement, dated as of October 4, 2021, by and among Rexnord Corporation and Land Newco, Inc.+	Exhibit 10.1 to the Company's Form 8-K filed October 5, 2021

10.14	Agreement and General Release, last signed on February 13, 2023, by Rodney Jackson and Zurn Elkay Water Solutions Corporation*	Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

10.15	Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan	Exhibit 4.3 to the Company's Form S-8 filed May 3, 2024

19	Insider Trading Policy	Exhibit 19 to the Company's Form 10-K filed February 10, 2025

21.1	List of Subsidiaries of the Company		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350		X

97	Zurn Elkay Water Solutions Executive Compensation Clawback Policy (as amended and restated effective as of October 2, 2023)	Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Inline XBRL data (contained in Exhibit 101)		X

*	Denotes management plan or compensatory plan or arrangement.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

By:	/s/ Todd A. Adams
Name:	Todd A. Adams
Title:	Chairman of the Board and Chief Executive Officer
Date:	February 9, 2026

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

/s/ Todd A. Adams	Chairman of the Board and Chief Executive Officer	February 9, 2026
Todd A. Adams	(Principal Executive Officer)

/s/ David J. Pauli	Chief Financial Officer	February 9, 2026
David J. Pauli	(Principal Financial and Accounting Officer)

/s/ Mark S. Bartlett	Director	February 9, 2026
Mark S. Bartlett

/s/ Jacques Don Butler	Director	February 9, 2026
Jacques Don Butler

/s/ Thomas D. Christopoul	Director	February 9, 2026
Thomas D. Christopoul

/s/ Timothy J. Jahnke	Director	February 9, 2026
Timothy J. Jahnke

/s/ David C. Longren	Director	February 9, 2026
David C. Longren

/s/ Emma McTague	Director	February 9, 2026
Emma McTague

/s/ George C. Moore	Director	February 9, 2026
George C. Moore

/s/ Rosemary Schooler	Director	February 9, 2026
Rosemary Schooler

/s/ Peggy N. Troy	Director	February 9, 2026
Peggy N. Troy