Form 10-Q
period 2026-03-31
Zurn Elkay Water Solutions Corp
filed 2026-04-21
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2026
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	166,871,913 shares

Private Securities Litigation Reform Act Safe Harbor Statement
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$273.5	$300.5
Receivables, net	242.7	184.8
Inventories, net	292.3	274.4
Income taxes receivable	1.8	13.3
Other current assets	26.2	38.7
Total current assets	836.5	811.7
Property, plant and equipment, net	155.9	157.6
Intangible assets, net	820.4	835.0
Goodwill	794.4	795.0
Other assets	77.2	80.1
Total assets	$2,684.4	$2,679.4
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.4	$0.9
Trade payables	99.0	65.2
Compensation and benefits	18.3	40.9
Current portion of pension and other postretirement benefit obligations	1.1	1.1
Other current liabilities	138.7	151.3
Total current liabilities	258.5	259.4

Long-term debt	497.6	495.6
Pension and other postretirement benefit obligations	9.5	9.6
Deferred income taxes	191.8	189.7
Operating lease liability	38.1	42.0
Other liabilities	82.1	79.8
Total liabilities	1,077.6	1,076.1

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 167,032,113 at March 31, 2026 and 166,981,602 at December 31, 2025	1.7	1.7
Additional paid-in capital	2,806.2	2,810.0
Retained deficit	(1,122.8)	(1,131.7)
Accumulated other comprehensive loss	(78.3)	(76.7)
Total stockholders' equity	1,606.8	1,603.3
Total liabilities and stockholders' equity	$2,684.4	$2,679.4

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$433.0	$388.8
Cost of sales	227.2	207.8
Gross profit	205.8	181.0
Selling, general and administrative expenses	108.2	101.2
Restructuring and other similar charges	0.9	1.7
Amortization of intangible assets	14.6	14.7
Income from operations	82.1	63.4
Non-operating expense:
Interest expense, net	(6.2)	(7.3)
Other income, net	1.0	—
Income before income taxes	76.9	56.1
Provision for income taxes	(18.0)	(15.1)
Net income from continuing operations	58.9	41.0
Income from discontinued operations, net of tax	—	2.6
Net income	$58.9	$43.6

Basic net income per share:
Continuing operations	$0.35	$0.24
Discontinued operations	$—	$0.02
Net income	$0.35	$0.26
Diluted net income per share:
Continuing operations	$0.35	$0.24
Discontinued operations	$—	$0.02
Net income	$0.35	$0.26
Weighted-average number of shares outstanding (in thousands):
Basic	167,696	170,346
Effect of dilutive equity awards	1,980	1,843
Diluted	169,676	172,189

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$58.9	$43.6
Other comprehensive loss:
Foreign currency translation adjustments	(1.6)	(0.2)
Other comprehensive loss, net of tax	(1.6)	(0.2)
Total comprehensive income	$57.3	$43.4

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net income	$58.9	$43.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6.4	8.0
Amortization of intangible assets	14.6	14.7
Non-cash restructuring charges	—	0.5
Loss on dispositions of long-lived assets	0.2	—
Deferred income taxes	2.1	(1.3)
Other non-cash expenses	1.0	—
Pension curtailment and settlement	—	(0.7)
Stock-based compensation expense	11.7	10.5
Changes in operating assets and liabilities:
Receivables, net	(58.1)	(40.5)
Inventories, net	(18.2)	(7.9)
Other assets	29.6	25.0
Accounts payable	33.9	23.3
Accruals and other	(36.0)	(32.3)
Cash provided by operating activities	46.1	42.9

Investing activities
Expenditures for property, plant and equipment	(3.4)	(4.3)
Cash used for investing activities	(3.4)	(4.3)

Financing activities
Repayments of debt	(0.3)	(0.2)
Payment of debt issuance costs	(3.0)	—
Proceeds from exercise of stock options and ESPP contributions	2.5	1.2
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)
Repurchase of common stock	(50.0)	(77.4)
Payment of common stock dividends	(18.4)	(15.2)
Cash used for financing activities	(69.2)	(92.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.2
Decrease in cash, cash equivalents and restricted cash	(27.0)	(53.3)
Cash, cash equivalents and restricted cash at beginning of period	300.5	198.0
Cash, cash equivalents and restricted cash at end of period	$273.5	$144.7

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
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
In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” ("ASU 2025-06"), which replaces the stage-based capitalization model for the treatment of development costs of internal-use software with a principles-based framework, reflecting modern software development practices. In addition, ASU 2025-06 requires companies to capitalize software costs once management authorizes and commits to funding with probable completion and use. This guidance will be effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods within those annual reporting periods, and allows multiple transition methods, including retrospective, prospective, or modified prospective application, with early adoption permitted. The Company determined the impact of the adoption of ASU 2025-06 is not material on the consolidated financial statements.

2. Restructuring and Other Similar Charges
During the three months ended March 31, 2026, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable. The Company accounts for restructuring costs in the period in which the liability is incurred.
The following table summarizes the Company's restructuring and other similar charges during the three months ended March 31, 2026 and March 31, 2025, (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Employee termination benefits	$0.1	$0.5
Contract termination and other associated costs	0.8	1.2
Total restructuring and other similar charges	$0.9	$1.7
The following table summarizes the activity in the Company's restructuring accrual for the three months ended March 31, 2026 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2025 (1)	$1.6	$0.3	$1.9
Charges	0.1	0.8	0.9
Cash payments	(0.9)	(1.0)	(1.9)
Accrued restructuring costs, March 31, 2026 (1)	$0.8	$0.1	$0.9
(1)As of March 31, 2026 and December 31, 2025, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

3. Discontinued Operations
During the year ended December 31, 2021, the Company completed the Spin-Off Transaction (the “Spin-Off Transaction”) of the Company's Process & Motion Control ("PMC") business. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the three months ended March 31, 2026 and March 31, 2025 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, are as follows (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Selling, general and administrative income (1)	$—	$(2.6)
Income from discontinued operations before income tax	—	2.6

Income from discontinued operations, net of tax	$—	$2.6
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
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed consolidated statements of operations. Unsatisfied performance obligations as of March 31, 2026 have an expected duration of one year or less.
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

	Three Months Ended
Customer Type	March 31, 2026	March 31, 2025
Institutional	$214.2	$191.4
Commercial	126.6	108.9
All other	92.2	88.5
Total	$433.0	$388.8

	Three Months Ended
Geography	March 31, 2026	March 31, 2025
United States	$398.6	$357.5
Canada	23.2	20.1
Rest of world	11.2	11.2
Total	$433.0	$388.8
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of March 31, 2026 and December 31, 2025 were not material.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA incorporates changes that extend several provisions of the Tax Cuts and Jobs Act (“TCJA”) of 2017 that were set to expire on December 31, 2025, including immediate expensing of domestic research and development expenses, 100% bonus depreciation, 100% depreciation of qualified production property, and reinstatement of utilizing EBITDA for the interest deduction limitation. OBBBA incorporates additional changes to the U.S tax code that are effective after January 1, 2026, including charitable contribution limitations, deductible meal limitations, and changes to the U.S. system for taxing international corporate income. These changes did not have a material impact on the financial statements for the period ended March 31, 2026. The Company is continuing to monitor these business tax provisions for further guidance from the U.S. Treasury and the Internal Revenue Service.
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
The income tax provision was $18.0 million for the three months ended March 31, 2026, compared to $15.1 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was 23.4% versus 26.9% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments.

The Company’s total liability for net unrecognized tax benefits as of March 31, 2026 and December 31, 2025 was $0.6 million and $0.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of March 31, 2026 and December 31, 2025, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.1 million and $0.1 million, respectively.
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
The computation for diluted net income per share for the three months ended March 31, 2026 and March 31, 2025 excludes 0.2 million and 0.2 million shares, respectively, due to their anti-dilutive effects.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Total comprehensive income	—	—	43.6	(0.2)	43.4
Stock-based compensation expense	—	10.5	—	—	10.5
Proceeds from exercise of stock options and ESPP contributions	—	1.1	—	—	1.1
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Repurchase of common stock	—	—	(78.0)	—	(78.0)
Common stock dividends ($0.09 per share)	—	(15.3)	—	—	(15.3)
Balance at March 31, 2025	$1.7	$2,824.0	$(1,203.1)	$(74.6)	$1,548.0

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	$1.7	$2,810.0	$(1,131.7)	$(76.7)	$1,603.3
Total comprehensive income	—	—	58.9	(1.6)	57.3
Stock-based compensation expense	—	11.7	—	—	11.7
Proceeds from exercise of stock options and ESPP contributions	—	2.5	—	—	2.5
Repurchase of common stock	—	—	(50.0)	—	(50.0)
Common stock dividends ($0.11 per share)	—	(18.0)	—	—	(18.0)
Balance at March 31, 2026	$1.7	$2,806.2	$(1,122.8)	$(78.3)	$1,606.8
(1)During the three months ended March 31, 2026 and March 31, 2025, the Company issued 1,097,802 and 488,137 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Since putting the Repurchase Program in place, the most recent Board of Directors approval was on October 28, 2025, when the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended March 31, 2026, the Company repurchased 1,047,291 shares of common stock at a total cost of $50.0 million at an average price of $47.71 per share. During the three months ended March 31, 2025, the Company repurchased 2,272,022 shares of common stock at a total cost of $77.4 million at an average price of $34.07 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $432.1 million of the existing authority remained under the Repurchase Program at March 31, 2026.

8. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026, are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Other Postretirement Plans	Total
Balance at December 31, 2025	$(76.6)	$(0.1)	$(76.7)
Other comprehensive income before reclassifications	(1.6)	—	(1.6)
Net current period other comprehensive income (loss)	(1.6)	—	(1.6)
Balance at March 31, 2026	$(78.2)	$(0.1)	$(78.3)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2026 and 2025.

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	March 31, 2026	December 31, 2025
Finished goods	$253.3	$241.3
Work in progress	20.6	17.3
Raw materials	51.8	49.2
Inventories at First-In, First-Out ("FIFO") cost	325.7	307.8
Adjustment to state inventories at Last-In, First-Out ("LIFO") cost	(33.4)	(33.4)
	$292.3	$274.4

10. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the three months ended March 31, 2026, are presented below (in millions):

Net carrying amount as of December 31, 2025	$795.0
Currency translation adjustments	(0.6)
Net carrying amount as of March 31, 2026	$794.4
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of March 31, 2026 and December 31, 2025 are as follows (in millions):

		March 31, 2026
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.6	$(23.3)	$5.3
Customer relationships (including distribution network)	16 years	1,068.2	(461.3)	606.9
Tradenames	19 years	156.7	(34.8)	121.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,339.8	$(519.4)	$820.4

		December 31, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.4	$(23.3)	$5.1
Customer relationships (including distribution network)	16 years	1,068.6	(448.9)	619.7
Tradenames	19 years	156.7	(32.8)	123.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,340.0	$(505.0)	$835.0
Intangible asset amortization expense totaled $14.6 million and $14.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.6 million in the year ending December 31, 2026 (inclusive of the $14.6 million of amortization expense recognized in the three months ended March 31, 2026), $58.6 million in 2027, $58.5 million in 2028, $58.5 million in 2029, $58.5 million in 2030 and $57.9 million in 2031.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	March 31, 2026	December 31, 2025
Commissions	$11.0	$9.1
Current portion of operating lease liability	15.1	14.7
Income taxes payable	6.3	3.1
Professional fees	5.0	5.8
Product warranty (1)	3.6	3.1
Restructuring and other similar charges (2)	0.9	1.9
Risk management (3)	5.1	5.8
Sales rebates	65.6	81.1
Tax indemnities	8.9	9.2
Taxes, other than income taxes	3.3	3.1
Other	13.9	14.4
	$138.7	$151.3
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

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	March 31, 2026	December 31, 2025
Term loan (1)	$476.8	$476.4
Finance leases	22.2	20.1
Total	499.0	496.5
Less current maturities	1.4	0.9
Long-term debt	$497.6	$495.6
(1)Includes unamortized debt issuance costs of $3.6 million and $4.0 million at March 31, 2026 and December 31, 2025, respectively.
Senior Secured Credit Facility
On October 4, 2021, ZBS Global, Inc. (“Holdings”), Zurn Holdings, Inc., Zurn LLC (together, the “Original Borrowers”), the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders entered into a Fourth Amended and Restated First Lien Credit Agreement as amended by that certain Amendment No. 1 to Fourth Amended and Restated First Lien Credit Agreement dated as of July 1, 2022 ("Amendment No. 1") (as so amended and as further amended to date, including Amendment No. 3 referenced below, the “Credit Agreement”). Pursuant to Amendment No. 1, Elkay joined the Credit Agreement as a borrower (Elkay and the Original Borrowers, collectively, the "Borrowers"). The Credit Agreement is funded by a syndicate of banks and other financial institutions and provides for (i) a $550.0 million term loan facility (the “Term Loan”) and (ii) a revolving credit facility (the “Revolving Credit Facility”). On February 19, 2026, the Borrowers entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"), appointing JPMorgan Chase Bank, N.A. as successor administrative agent and successor collateral agent in accordance with the terms of the Credit Agreement. Amendment No. 3 also increased the Revolving Credit Facility commitment from $200.0 million to $550.0 million and further extended the maturity date of the Revolving Credit Facility to February 19, 2031.
The obligations under the Credit Agreement and related documents are secured by liens on substantially all of the assets of Holdings, the Borrowers, and certain subsidiaries of the Borrowers pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2021, among Holdings, the Original Borrowers, the subsidiaries of the Original Borrowers party thereto, and the Administrative Agent, as supplemented pursuant to that certain Supplement No. 1 dated as of July 1, 2022, executed by Elkay and its domestic subsidiaries, and certain other collateral documents.

The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 4.00 to 1.00 (increasing to 4.50 to 1.00 at the Borrowers' election in conjunction with a Material Acquisition (as defined in the Credit Agreement)). As of March 31, 2026, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
The Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.114%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.57 to 1.00 as of March 31, 2026, and therefore the applicable margin is 2.00%.
At March 31, 2026 and for the three months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 5.78% and 5.80%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $550.0 million revolving credit facility that has a maturity date of February 19, 2031. The Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR for interest periods of one month, three months, and six months, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. The applicable margin ranges from 0.25% in the case of base rate borrowings and 1.25% in the case of SOFR borrowings, when the Net First Lien Leverage Ratio is less than or equal to 1.50 to 1.00, to 0.75% in the case of base rate borrowings and 1.75% in the case of SOFR borrowings, when the Net First Lien Leverage Ratio is greater than 3.75 to 1.00. The Borrowers’ Net First Lien Leverage Ratio was 0.57 to 1.00 as of March 31, 2026. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The commitment fee ranges from 0.175% when the Net First Lien Leverage Ratio is less than or equal to 1.50 to 1.00, to 0.300% when the Net First Lien Leverage Ratio is greater than 3.75 to 1.00.
In February 2026, in connection with Amendment No. 3, the Company capitalized $3.0 million of debt issuance costs as deferred financing costs on long-term borrowings, and wrote off $0.4 million of unamortized deferred financing costs related to lenders who exited the Revolving Credit Facility, which is included in other income, net in the condensed consolidated statements of operations.
At March 31, 2026 and December 31, 2025, there were no amounts borrowed under the Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, $9.9 million and $10.1 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At March 31, 2026 and December 31, 2025, the Company had finance lease obligations of $22.2 million and $20.1 million, respectively.

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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in millions):

	Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$3.7	$15.8	$—	$19.5
Deferred compensation plan liabilities	23.5	—	—	23.5

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$2.3	$16.4	$—	$18.7
Deferred compensation plan liabilities	22.9	—	—	22.9
There were no transfers of assets between levels at March 31, 2026 and December 31, 2025, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at March 31, 2026 and December 31, 2025, due to the short-term nature of those instruments. The fair value of long-term debt as of March 31, 2026 and December 31, 2025, was approximately $505.0 million and $502.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$6.6	$4.9
Charged to operations	2.4	0.9
Claims settled	(0.6)	(0.6)
Total	$8.4	$5.2
Less current reserve	$3.6	$5.2
Long-term reserve	$4.8	$—
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

15. Retirement Benefits
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. During the year ended December 31, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the third quarter of 2025, resulting in a pre-tax settlement gain of $10.0 million from accumulated other comprehensive loss to other income, net in the condensed consolidated statements of operations.
The components of net periodic (income) cost are as follows (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Pension Benefits:
Interest cost	$0.1	$2.8
Expected return on plan assets	—	(2.3)
Curtailment	—	(0.7)
Net periodic (income) cost	$0.1	$(0.2)
Other Postretirement Benefits:
Interest cost	$0.1	$0.1
Net periodic cost	$0.1	$0.1
The service cost component of net periodic (income) cost is presented within cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic (income) cost are presented within other income, net. The Company recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required re-measurement event).
See Note 14, Retirement Benefits, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding retirement benefits.

16. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $11.7 million and $10.5 million of stock-based compensation expense, respectively.
During the three months ended March 31, 2026, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	53,252	$19.02
Restricted stock units	126,449	$50.95
Performance stock units	282,084	$51.73
Common stock	64,560	$45.17
Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the three months ended March 31, 2026 and March 31, 2025, the Company issued 20,749 and 27,295 shares of common stock, respectively. As of March 31, 2026, 1,863,872 shares remained available for future issuance. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0.2 million and $0.2 million of stock-based compensation expense related to the ESPP, respectively.
See Note 13, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding stock-based compensation.

17. Business Segment Information
The Company is a pure-play water management business that designs, procures, manufactures and markets what the Company believes to be the broadest sustainable product portfolio of specification-driven water management solutions to improve health, hydration, human safety and the environment. The Company’s product portfolio includes professional grade water safety and control products, flow systems products, hygienic and environmental products and filtered drinking water products. Revenue is primarily generated in the United States and the Company manages and evaluates its operations on a consolidated basis as one reportable operating segment due to similarities of its products, processes, customer base and methods of distribution. See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding the Company's accounting policies.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on Net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the three months ended March 31, 2026 and March 31, 2025 (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$433.0	$388.8
Less:
Cost of sales	227.2	207.8
Selling, general and administrative expenses	108.2	101.2
Other segment items (1)	38.7	38.8
Segment profit (Net income from continuing operations)	$58.9	$41.0
(1)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, other income, net, and provision for income taxes.
Segment net sales, amortization of intangible assets, interest expense, net, and provision for income taxes are included on the condensed consolidated statement of operations. Segment assets are included on the condensed consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for property, plant and equipment are included on the condensed consolidated statement of cash flows. Interest income for the three months ended March 31, 2026 and March 31, 2025 was $2.1 million and $1.7 million, respectively.

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
The following information should be read in conjunction with the audited consolidated financial statements and notes thereto, along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Developments
As disclosed in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2025, the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States or other countries. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported from various countries into the U.S., and in response, certain of those countries countered with reciprocal tariffs and other actions. While the Company is well positioned to respond to the tariff environment, costs are impacted by trade policies. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. Significant uncertainty remains regarding how and when any amounts may be recovered. We are evaluating the ruling and potential actions available to us. Because the process, timing, and amount of any recovery are uncertain, we have not recorded any potential benefit from a refund at this time.
Critical Accounting Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2025 for information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of March 31, 2026, and during the period from January 1, 2026 through March 31, 2026, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.

U.S. Pension Plan Termination & Settlement
On January 30, 2025, the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan (the "Pension Plan") with the full freeze of benefit accruals under the Pension Plan effective March 31, 2025 and the termination of the Pension Plan effective April 1, 2025. The Pension Plan freeze resulted in a curtailment gain of $0.7 million in the first quarter of 2025. During the year ended December 31, 2025, the Company entered into an agreement to purchase annuities from a third-party annuity provider and contributed $4.3 million to fund the liquidation of the Pension Plan. As a result, Pension Plan liabilities were settled and the Pension Plan was exited during the third quarter of 2025, resulting in a pre-tax settlement gain of $10.0 million from accumulated other comprehensive loss to other income, net in the condensed consolidated statements of operations.
See Item 1, Note 15, Retirement Benefits for additional information.
Discontinued Operations
During the year ended December 31, 2021, the Company completed the Spin-Off Transaction (the “Spin-Off Transaction”) of the Company's Process & Motion Control ("PMC") business. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the three months ended March 31, 2026 and March 31, 2025 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, are as follows (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Selling, general and administrative income (1)	$—	$(2.6)
Income from discontinued operations before income tax	—	2.6

Income from discontinued operations, net of tax	$—	$2.6
(1)Selling, general and administrative income includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 3, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three months ended March 31, 2026, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three months ended March 31, 2026 and March 31, 2025, restructuring charges totaled $0.9 million and $1.7 million, respectively. Refer to Item 1, Note 2, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025:
Net sales
(Dollars in Millions)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Net sales	$433.0	$388.8	$44.2	11.4%
Net sales were $433.0 million and $388.8 million during the three months ended March 31, 2026 and March 31, 2025, respectively, an increase of 11% year over year. Core sales improved 11% year over year, including growth in nearly all product categories.
Income from operations
(Dollars in Millions)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Income from operations	$82.1	$63.4	$18.7	29.5%
% of net sales	19.0%	16.3%	2.7%
During the three months ended March 31, 2026, income from operations was $82.1 million compared to $63.4 million during the three months ended March 31, 2025. Income from operations as a percentage of net sales increased by 270 basis points year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and Zurn Elkay Business System led productivity initiatives.
Interest expense, net
Interest expense, net was $6.2 million for the three months ended March 31, 2026, compared to $7.3 million for the three months ended March 31, 2025. The decrease in interest expense, net as compared to the prior year period is primarily due to reduced interest expense in the current year as a result of lower interest rates and interest earned on higher cash balances.
Other income, net
Other income, net for the three months ended March 31, 2026 and March 31, 2025, was $1.0 million and $0.0 million, respectively. Other income, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses. The year-over-year change is primarily driven by lower defined benefit plan costs in the current year as a result of refunds recognized in connection with the U.S. pension plan termination, partially offset by the write off of $0.4 million of unamortized deferred financing costs.
Provision for income taxes
The income tax provision was $18.0 million for the three months ended March 31, 2026, compared to $15.1 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was 23.4% versus 26.9% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and by the recognition of income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended March 31, 2026, was $58.9 million compared to net income of $43.6 million for the three months ended March 31, 2025. Diluted net income per share for the three months ended March 31, 2026 and March 31, 2025, was $0.35 and $0.26, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.0 million for the three months ended March 31, 2026 compared to net income from discontinued operations, net of tax, of $2.6 million for the three months ended March 31, 2025. Diluted net income per share from discontinued operations for the three months ended March 31, 2026 and March 31, 2025, was $0.00 and $0.02, respectively.

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

Adjusted EBITDA
Adjusted EBITDA is an important measure because, under our credit agreement, our ability to incur certain types of acquisition debt and certain types of subordinated debt, make certain types of acquisitions or asset exchanges, operate our business and make dividends or other distributions, all of which will impact our financial performance, is impacted by our Adjusted EBITDA, as our lenders measure our performance with a Total Net Leverage Ratio by comparing our senior secured bank indebtedness to our Adjusted EBITDA (see "Covenant Compliance" for additional discussion of this ratio, including a reconciliation to our net income). "Adjusted EBITDA" is the term we use to describe EBITDA as defined and adjusted in our credit agreement, which is net income, adjusted for the items summarized in the table in the "Covenant Compliance" section. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. It is also provided to aid investors in understanding our compliance with our debt covenants. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; or (f) the impact of earnings or charges resulting from matters that we and the lenders under our credit agreement may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results.
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
The calculation of Adjusted EBITDA under our credit agreement as of March 31, 2026, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the three months ended March 31, 2026, we reported net income of $58.9 million and Adjusted EBITDA for the same period of $116.0 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Total Net Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 4.00 to 1.00 as of the end of each fiscal quarter. As of March 31, 2026, our Total Net Leverage Ratio was 0.57 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Three months ended March 31, 2025	Twelve months ended December 31, 2025	Three months ended March 31, 2026	Twelve months ended March 31, 2026
Net income	$43.6	$198.0	$58.9	$213.3
Income from discontinued operations, net of tax (1)	(2.6)	(5.6)	—	(3.0)
Provision for income taxes	15.1	63.9	18.0	66.8
Actuarial gain on pension and other postretirement benefit obligations	—	(0.5)	—	(0.5)
Other income, net (2)	—	(5.5)	(1.0)	(6.5)
Interest expense, net	7.3	28.6	6.2	27.5
Depreciation and amortization	22.7	88.7	21.0	87.0
EBITDA	86.1	367.6	103.1	384.6
Adjustments to EBITDA
Restructuring and other similar charges (3)	1.7	9.6	0.9	8.8
Stock-based compensation expense	10.5	40.6	11.7	41.8
Last-In, First-Out ("LIFO") adjustments (4)	(0.3)	20.4	0.1	20.8
Other, net (5)	—	4.0	0.2	4.2
Subtotal of adjustments to EBITDA	11.9	74.6	12.9	75.6
Adjusted EBITDA	$98.0	$442.2	$116.0	$460.2
Consolidated indebtedness (6)				$264.6
Total Net Leverage Ratio (7)				0.57
(1)Income from discontinued operations, net of tax is not included in Adjusted EBITDA in accordance with the terms of our credit agreement.
(2)Other income, net consists primarily of gains and losses from foreign currency transactions, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses as defined in our credit agreement.
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
(6)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $234.4 million (as defined by the credit agreement) at March 31, 2026.
(7)Our credit agreement defines the Total Net Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
On February 19, 2026, the Company increased our revolving credit facility commitment from $200.0 million to $550.0 million and further extended the maturity date to February 19, 2031. Refer to Item 1, Note 12, Long-Term Debt for further information. Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $550.0 million under our revolving credit facility.
As of March 31, 2026, we had $273.5 million of cash and cash equivalents and $540.1 million of additional borrowing capacity under our revolving credit facility. As of March 31, 2026, the available borrowings under our credit facility were reduced by $9.9 million due to outstanding letters of credit. As of December 31, 2025, we had $300.5 million of cash and cash equivalents and $189.9 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2025, the available borrowings under our credit facility were reduced by $10.1 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $46.1 million and $42.9 million during the three months ended March 31, 2026 and March 31, 2025, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income and timing of other assets partially offset by higher use of cash for trade working capital during the three months ended March 31, 2026.
Cash used for investing activities was $3.4 million during the three months ended March 31, 2026 and $4.3 million during the three months ended March 31, 2025. Investing activities during the three months ended March 31, 2026, consisted of $3.4 million of capital expenditures. Investing activities during the three months ended March 31, 2025, consisted of $4.3 million of capital expenditures.
Cash used for financing activities was $69.2 million during the three months ended March 31, 2026, compared to $92.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we utilized $0.3 million of cash for payments on finance leases, $50.0 million to repurchase outstanding shares of our common stock, $18.4 million for the payment of common stock dividends, and $3.0 million for payment of debt issuance costs, which was partially offset by $2.5 million of proceeds from the exercise of stock options and ESPP contributions. During the three months ended March 31, 2025, we utilized $0.2 million of cash for payments on finance leases, $77.4 million to repurchase outstanding shares of our common stock, and $15.2 million for the payment of common stock dividends, which was partially offset by $0.7 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
As of March 31, 2026, we had $499.0 million of total indebtedness outstanding as follows (in millions):

	Total Debt at March 31, 2026	Current Maturities of Debt	Long-term Portion
Term loan (1)	$476.8	$—	$476.8
Finance leases	22.2	1.4	20.8
Total	$499.0	$1.4	$497.6
(1)Includes unamortized original issue discount and debt issuance costs of $3.6 million at March 31, 2026.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of March 31, 2026, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Since putting the Repurchase Program in place, the most recent Board of Directors approval was on October 28, 2025, when the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended March 31, 2026, the Company repurchased 1,047,291 shares of common stock at a total cost of $50.0 million at an average price of $47.71 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $432.1 million of the existing authority remained under the Repurchase Program at March 31, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
January 1 - January 31, 2026	169,987	$46.57	169,987	$474,215,221
February 1 - February 28, 2026	281,408	$51.04	281,408	$459,847,527
March 1 - March 31, 2026	595,896	$46.46	595,896	$432,149,988
Total/Average	1,047,291	$47.71	1,047,291

ITEM  5.    OTHER INFORMATION
Our directors and officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the three months ended March 31, 2026, the following directors or officers adopted, modified, or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408(a) of Regulation S-K of the Exchange Act):
•Timothy J. Jahnke, Director, adopted a new written trading plan on February 13, 2026. The plan's maximum duration is until May 14, 2027. The first trade will not occur until May 15, 2026, at the earliest. The trading plan is intended to permit Mr. Jahnke to sell 60,000 of his shares held.
No other directors or officers of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

10.1	Schedule of Compensation and Stock Ownership Guidelines for outside members of the board, effective as of January 2026*

10.2	Amendment No. 3, dated as of February 19, 2026, to the Fourth Amended and Restated First Lien Credit Agreement by and among ZBS Global, Inc., Zurn Holdings, Inc., Zurn LLC, and EMC Water LLC, the other loan parties thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as former administrative agent and former collateral agent, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent** +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

*	Incorporated by reference to exhibit 10.9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

**	Incorporated by reference to exhibit 10.1 in the Company's Form 8-K filed on February 20, 2026.

+	The Company agrees to furnish supplementally a copy of the schedules omitted from this exhibit to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Zurn Elkay Water Solutions Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	April 21, 2026	By:	/S/ DAVID J. PAULI
		Name:	David J. Pauli
		Title:	Chief Financial Officer