Form 10-Q
period 2026-06-30
Zurn Elkay Water Solutions Corp
filed 2026-07-28
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2026
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	165,864,097 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$365.0	$300.5
Receivables, net	270.9	184.8
Inventories, net	287.3	274.4
Income taxes receivable	1.2	13.3
Other current assets	28.7	38.7
Total current assets	953.1	811.7
Property, plant and equipment, net	152.0	157.6
Intangible assets, net	805.5	835.0
Goodwill	793.2	795.0
Other assets	77.3	80.1
Total assets	$2,781.1	$2,679.4
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.4	$0.9
Trade payables	96.2	65.2
Compensation and benefits	38.2	40.9
Current portion of pension and other postretirement benefit obligations	1.1	1.1
Other current liabilities	175.3	151.3
Total current liabilities	312.2	259.4

Long-term debt	497.7	495.6
Pension and other postretirement benefit obligations	9.4	9.6
Deferred income taxes	182.3	189.7
Operating lease liability	36.0	42.0
Other liabilities	84.4	79.8
Total liabilities	1,122.0	1,076.1

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 166,070,847 at June 30, 2026 and 166,981,602 at December 31, 2025	1.7	1.7
Additional paid-in capital	2,797.8	2,810.0
Retained deficit	(1,059.6)	(1,131.7)
Accumulated other comprehensive loss	(80.8)	(76.7)
Total stockholders' equity	1,659.1	1,603.3
Total liabilities and stockholders' equity	$2,781.1	$2,679.4

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$491.0	$444.5	$924.0	$833.3
Cost of sales	202.7	242.2	429.9	450.0
Gross profit	288.3	202.3	494.1	383.3
Selling, general and administrative expenses	119.5	108.2	227.7	209.4
Restructuring and other similar charges	1.8	1.9	2.7	3.6
Amortization of intangible assets	14.7	14.6	29.3	29.3
Income from operations	152.3	77.6	234.4	141.0
Non-operating expense:
Interest expense, net	(6.1)	(7.7)	(12.3)	(15.0)
Other income (expense), net	3.9	(2.0)	4.9	(2.0)
Income before income taxes	150.1	67.9	227.0	124.0
Provision for income taxes	(37.6)	(17.8)	(55.6)	(32.9)
Net income from continuing operations	112.5	50.1	171.4	91.1
Income from discontinued operations, net of tax	0.8	0.4	0.8	3.0
Net income	$113.3	$50.5	$172.2	$94.1

Basic net income per share:
Continuing operations	$0.68	$0.30	$1.03	$0.54
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.68	$0.30	$1.03	$0.56
Diluted net income per share:
Continuing operations	$0.67	$0.29	$1.02	$0.53
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.67	$0.29	$1.02	$0.55
Weighted-average number of shares outstanding (in thousands):
Basic	167,067	168,483	167,380	169,409
Effect of dilutive equity awards	1,711	1,600	1,861	1,901
Diluted	168,778	170,083	169,241	171,310

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$113.3	$50.5	$172.2	$94.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	4.9	(4.1)	4.7
Other comprehensive income (loss), net of tax	(2.5)	4.9	(4.1)	4.7
Total comprehensive income	$110.8	$55.4	$168.1	$98.8

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities
Net income	$172.2	$94.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13.0	15.5
Amortization of intangible assets	29.3	29.3
Non-cash restructuring charges	—	0.5
Loss on dispositions of long-lived assets	0.7	—
Deferred income taxes	(7.0)	(10.6)
Other non-cash expenses	1.4	1.1
Pension curtailment and settlement	—	(0.7)
Stock-based compensation expense	20.9	19.5
Changes in operating assets and liabilities:
Receivables, net	(86.6)	(36.8)
Inventories, net	(13.6)	(1.7)
Other assets	28.2	21.3
Accounts payable	31.2	16.8
Accruals and other	18.7	5.2
Cash provided by operating activities	208.4	153.5

Investing activities
Expenditures for property, plant and equipment	(6.3)	(13.3)
Cash used for investing activities	(6.3)	(13.3)

Financing activities
Repayments of debt	(0.6)	(0.4)
Payment of debt issuance costs	(3.0)	—
Proceeds from exercise of stock options and ESPP contributions	3.5	2.4
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)
Repurchase of common stock	(99.6)	(109.9)
Payment of common stock dividends	(36.8)	(30.3)
Cash used for financing activities	(136.5)	(138.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	2.4
Increase in cash, cash equivalents and restricted cash	64.5	3.9
Cash, cash equivalents and restricted cash at beginning of period	300.5	198.0
Cash, cash equivalents and restricted cash at end of period	$365.0	$201.9

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

2. Restructuring and Other Similar Charges
During the three and six months ended June 30, 2026, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable. The Company accounts for restructuring costs in the period in which the liability is incurred.

The following table summarizes the Company's restructuring and other similar charges during the three and six months ended June 30, 2026 and June 30, 2025, (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Employee termination benefits	$1.2	$0.8	$1.3	$1.3
Contract termination and other associated costs	0.6	1.1	1.4	2.3
Total restructuring and other similar charges	$1.8	$1.9	$2.7	$3.6
The following table summarizes the activity in the Company's restructuring accrual for the six months ended June 30, 2026 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2025 (1)	$1.6	$0.3	$1.9
Charges	1.3	1.4	2.7
Cash payments	(1.6)	(1.7)	(3.3)
Accrued restructuring costs, June 30, 2026 (1)	$1.3	$—	$1.3
(1)As of June 30, 2026 and December 31, 2025, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

3. Discontinued Operations
During the year ended December 31, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) of the Company's Process & Motion Control ("PMC") business. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Selling, general and administrative income (1)	$(0.3)	$—	$(0.3)	$(2.6)
Income from discontinued operations before income tax	0.3	—	0.3	2.6

Income tax benefit	0.5	0.4	0.5	0.4
Income from discontinued operations, net of tax	$0.8	$0.4	$0.8	$3.0
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
When the contract provides the customer the right to return eligible products or when the customer is part of a sales rebate program, the Company reduces revenue at the point of sale using current facts and historical experience to estimate for expected product returns and rebates associated with the transaction. The Company adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time.
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed consolidated statements of operations. Unsatisfied performance obligations as of June 30, 2026 have an expected duration of one year or less.
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

	Three Months Ended		Six Months Ended
Customer Type	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Institutional	$245.1	$217.8	$459.3	$409.2
Commercial	142.6	125.6	269.2	234.5
All other	103.3	101.1	195.5	189.6
Total	$491.0	$444.5	$924.0	$833.3

	Three Months Ended		Six Months Ended
Geography	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$452.1	$410.4	$850.7	$767.9
Canada	26.9	25.3	50.1	45.4
Rest of world	12.0	8.8	23.2	20.0
Total	$491.0	$444.5	$924.0	$833.3
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of June 30, 2026 and December 31, 2025 were not material.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA incorporates changes that extend several provisions of the Tax Cuts and Jobs Act (“TCJA”) of 2017 that were set to expire on December 31, 2025, including immediate expensing of domestic research and development expenses, 100% bonus depreciation, 100% depreciation of qualified production property, and reinstatement of utilizing EBITDA for the interest deduction limitation. OBBBA incorporates additional changes to the U.S tax code that are effective after January 1, 2026, including charitable contribution limitations, deductible meal limitations, and changes to the U.S. system for taxing international corporate income. These changes did not have a material impact on the financial statements for the period ended June 30, 2026. The Company is continuing to monitor these business tax provisions for further guidance from the U.S. Treasury and the Internal Revenue Service.
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
The income tax provision was $37.6 million for the three months ended June 30, 2026, compared to $17.8 million for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 was 25.0% versus 26.2% for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 and June 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and by the recognition of income tax benefits associated with share-based payments.
The income tax provision was $55.6 million for the six months ended June 30, 2026, compared to $32.9 million for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was 24.5% versus 26.5%

for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 and June 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of June 30, 2026 and December 31, 2025 was $0.7 million and $0.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2026 and December 31, 2025, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.1 million and $0.1 million, respectively.
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
The computation for diluted net income per share for the three and six months ended June 30, 2026 excludes 0.1 million and 0.3 million shares due to their anti-dilutive effects, respectively. The computation for diluted net income per share for the three and six months ended June 30, 2025 excludes 0.1 million shares and 0.1 million shares, respectively, due to their anti-dilutive effects.

7. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Total comprehensive income	—	—	43.6	(0.2)	43.4
Stock-based compensation expense	—	10.5	—	—	10.5
Proceeds from exercise of stock options and ESPP contributions	—	1.1	—	—	1.1
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Repurchase of common stock	—	—	(78.0)	—	(78.0)
Common stock dividends ($0.09 per share)	—	(15.3)	—	—	(15.3)
Balance at March 31, 2025	$1.7	$2,824.0	$(1,203.1)	$(74.6)	$1,548.0
Total comprehensive income	—	—	50.5	4.9	55.4
Stock-based compensation expense	—	9.0	—	—	9.0
Proceeds from exercise of stock options and ESPP contributions	—	1.3	—	—	1.3
Repurchase of common stock	—	—	(32.9)	—	(32.9)
Common stock dividends ($0.09 per share)	—	(16.4)	—	—	(16.4)
Balance at June 30, 2025	$1.7	$2,817.9	$(1,185.5)	$(69.7)	$1,564.4

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	$1.7	$2,810.0	$(1,131.7)	$(76.7)	$1,603.3
Total comprehensive income	—	—	58.9	(1.6)	57.3
Stock-based compensation expense	—	11.7	—	—	11.7
Proceeds from exercise of stock options and ESPP contributions	—	2.5	—	—	2.5
Repurchase of common stock	—	—	(50.0)	—	(50.0)
Common stock dividends ($0.11 per share)	—	(18.0)	—	—	(18.0)
Balance at March 31, 2026	$1.7	$2,806.2	$(1,122.8)	$(78.3)	$1,606.8
Total comprehensive income	—	—	113.3	(2.5)	110.8
Stock-based compensation expense	—	9.2	—	—	9.2
Proceeds from exercise of stock options and ESPP contributions	—	1.0	—	—	1.0
Repurchase of common stock	—	—	(50.1)	—	(50.1)
Common stock dividends ($0.11 per share)	—	(18.6)	—	—	(18.6)
Balance at June 30, 2026	$1.7	$2,797.8	$(1,059.6)	$(80.8)	$1,659.1
(1)During the three and six months ended June 30, 2026, the Company issued 60,468 and 1,158,270 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively. During the three and six months ended June 30, 2025, the Company issued 109,796 and 597,933 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Since putting the Repurchase Program in place, the most recent Board of Directors approval was on October 28, 2025, when the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended June 30, 2026, the Company repurchased 1,028,534 shares of common stock at a total cost of $49.6 million at an average price of $48.26 per share. During the six months ended June 30, 2026, the Company repurchased 2,075,825 shares of common stock at a total cost of $99.6 million at an average price of $47.98 per share. During the three months ended, June 30, 2025, the Company repurchased 972,619 shares of common stock at a total cost of $32.5 million at an average price of $33.41 per share. During the six months ended June 30, 2025, the Company repurchased 3,244,641 shares of common stock at a total cost of $109.9 million at an average price of $33.87 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $382.5 million of the existing authority remained under the Repurchase Program at June 30, 2026.
8. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2026, are as follows (in millions):

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2025	$(76.6)	$(0.1)	$(76.7)
Other comprehensive loss before reclassifications	(4.1)	—	(4.1)
Net current period other comprehensive loss	(4.1)	—	(4.1)
Balance at June 30, 2026	$(80.7)	$(0.1)	$(80.8)
There were no amounts reclassified from accumulated other comprehensive loss to net income during the six months ended June 30, 2026 and 2025.

9. Inventories
The major classes of inventories are summarized as follows (in millions):

	June 30, 2026	December 31, 2025
Finished goods	$254.5	$241.3
Work in progress	18.0	17.3
Raw materials	46.8	49.2
Inventories at First-In, First-Out ("FIFO") cost	319.3	307.8
Adjustment to state inventories at Last-In, First-Out ("LIFO") cost	(32.0)	(33.4)
	$287.3	$274.4

10. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the six months ended June 30, 2026, are presented below (in millions):

Net carrying amount as of December 31, 2025	$795.0
Currency translation adjustments	(1.8)
Net carrying amount as of June 30, 2026	$793.2
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2026 and December 31, 2025 are as follows (in millions):

		June 30, 2026
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.9	$(23.4)	$5.5
Customer relationships (including distribution network)	16 years	1,067.4	(473.6)	593.8
Tradenames	19 years	156.7	(36.8)	119.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,339.3	$(533.8)	$805.5

		December 31, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.4	$(23.3)	$5.1
Customer relationships (including distribution network)	16 years	1,068.6	(448.9)	619.7
Tradenames	19 years	156.7	(32.8)	123.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,340.0	$(505.0)	$835.0
Intangible asset amortization expense totaled $14.7 million and $14.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Intangible asset amortization expense totaled $29.3 million and $29.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $58.6 million in the year ending December 31, 2026 (inclusive of the $29.3 million of amortization expense recognized in the six months ended June 30, 2026), $58.6 million in 2027, $58.5 million in 2028, $58.5 million in 2029, $58.5 million in 2030 and $57.9 million in 2031.

11. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	June 30, 2026	December 31, 2025
Commissions	$13.7	$9.1
Current portion of operating lease liability	15.4	14.7
Income taxes payable	19.3	3.1
Professional fees	4.7	5.8
Product warranty (1)	4.9	3.1
Restructuring and other similar charges (2)	1.3	1.9
Risk management (3)	6.1	5.8
Sales rebates	83.3	81.1
Tax indemnities	8.4	9.2
Taxes, other than income taxes	2.9	3.1
Other	15.3	14.4
	$175.3	$151.3
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

12. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2026	December 31, 2025
Term loan (1)	$477.1	$476.4
Finance leases	22.0	20.1
Total	499.1	496.5
Less current maturities	1.4	0.9
Long-term debt	$497.7	$495.6
(1)Includes unamortized debt issuance costs of $3.3 million and $4.0 million at June 30, 2026 and December 31, 2025, respectively.
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
The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 4.00 to 1.00 (increasing to 4.50 to 1.00 at the Borrowers' election in conjunction with a Material Acquisition (as defined in the Credit Agreement)). As of June 30, 2026, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
Term Debt
The Credit Agreement provides for the issuance of a term loan facility in an aggregate principal amount of $550.0 million. The proceeds of the Term Loan were, together with the dividend received by the Company in connection with the Spin-Off Transaction and cash on hand, used to (i) repay in full a $625.0 million term loan, together with accrued interest thereon, (ii) redeem the $500.0 million of outstanding principal amount of the 4.875% Senior Notes due 2025, and (iii) pay related fees and expenses.
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
The Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.114%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.36 to 1.00 as of June 30, 2026, and therefore the applicable margin is 2.00%.
At June 30, 2026 and for the six months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 5.77% and 5.78%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $550.0 million revolving credit facility that has a maturity date of February 19, 2031. The Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR for interest periods of one month, three months, and six months, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. The applicable margin ranges from 0.25% in the case of base rate borrowings and 1.25% in the case of SOFR borrowings, when the Net First Lien Leverage Ratio is less than or equal to 1.50 to 1.00, to 0.75% in the case of base rate borrowings and 1.75% in the case of SOFR borrowings, when the Net First Lien Leverage Ratio is greater than 3.75 to 1.00. The Borrowers’ Net First Lien Leverage Ratio was 0.36 to 1.00 as of June 30, 2026. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The commitment fee ranges from 0.175% when the Net First Lien Leverage Ratio is less than or equal to 1.50 to 1.00, to 0.300% when the Net First Lien Leverage Ratio is greater than 3.75 to 1.00.
In February 2026, in connection with Amendment No. 3, the Company capitalized $3.0 million of debt issuance costs as deferred financing costs on long-term borrowings, and wrote off $0.4 million of unamortized deferred financing costs related to lenders who exited the Revolving Credit Facility, which is included in other income (expense), net in the condensed consolidated statements of operations.
At June 30, 2026 and December 31, 2025, there were no amounts borrowed under the Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, $9.7 million and $10.1 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At June 30, 2026 and December 31, 2025, the Company had finance lease obligations of $22.0 million and $20.1 million, respectively.

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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in millions):

	Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$4.5	$17.4	$—	$21.9
Deferred compensation plan liabilities	26.9	—	—	26.9

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$2.3	$16.4	$—	$18.7
Deferred compensation plan liabilities	22.9	—	—	22.9
There were no transfers of assets between levels at June 30, 2026 and December 31, 2025, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2026 and December 31, 2025, due to the short-term nature of those instruments. The fair value of long-term debt as of June 30, 2026 and December 31, 2025, was approximately $504.8 million and $502.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

14. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at beginning of period	$6.6	$4.9
Charged to operations	4.0	2.0
Claims settled	(1.2)	(1.3)
Total	$9.4	$5.6
Less current reserve	$4.9	$5.6
Long-term reserve	$4.5	$—
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
Divestiture of Zurn Industries, LLC
On December 15, 2023, Zurn Holdings, Inc. sold all of the equity interests of its direct subsidiary Zurn Industries, LLC, together with Zurn Industries’ direct and indirect subsidiaries that held certain liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer. During the three months ended June 30, 2026, the Company received and recorded a purchase price adjustment of $4.4 million related to the settlement of an insurance coverage dispute in other income (expense), net in the condensed consolidated statements of operations.
Tariffs
As previously disclosed, the Company was the importer of record and paid reciprocal tariffs on certain imported raw materials and products under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court ruled that such IEEPA reciprocal tariffs were not authorized under the statute. Subsequently, a process was established for importers to seek refunds of previously paid IEEPA reciprocal tariffs.
During the three and six months ended June 30, 2026, in accordance with ASC 450, the Company applied the gain contingency model and recognized approximately $47.6 million of refunds for previously paid IEEPA reciprocal tariffs as a reduction to cost of sales in the condensed consolidated statements of operations.
As of June 30, 2026, the Company is continuing to evaluate its eligibility for additional tariff refunds associated with prior import activity. These potential recoveries are subject to ongoing administrative processes, legal considerations, and claim validation procedures, and the ultimate amount and timing of any additional refunds remain uncertain.

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

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pension Benefits:
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.1	2.9	0.2	5.7
Expected return on plan assets	(0.1)	(2.3)	(0.1)	(4.6)
Curtailment	—	—	—	(0.7)
Net periodic benefit cost	$0.1	$0.6	$0.2	$0.4
Other Postretirement Benefits:
Interest cost	$0.1	$0.1	$0.2	$0.2
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2
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

16. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended June 30, 2026 and June 30, 2025, the Company recognized $9.2 million and $9.0 million of stock-based compensation expense, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company recognized $20.9 million and $19.5 million of stock-based compensation expense, respectively.
During the six months ended June 30, 2026, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	53,514	$19.02
Restricted stock units	163,219	$50.25
Performance stock units	334,435	$51.11
Common stock	100,801	$46.25
Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the three and six months ended June 30, 2026, the Company issued 16,879 and 37,628 shares of common stock, respectively. During the three and six months ended June 30, 2025, the Company issued 18,403 and 45,698 shares of common stock, respectively. As of June 30, 2026, 1,846,993 shares remained available for future issuance. During the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.3 million of stock-based compensation expense related to the ESPP, respectively. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.3 million of stock-based compensation expense related to the ESPP, respectively.
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the three and six months ended June 30, 2026 and June 30, 2025 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$491.0	$444.5	$924.0	$833.3
Less:
Cost of sales (1)	202.7	242.2	429.9	450.0
Selling, general and administrative expenses	119.5	108.2	227.7	209.4
Other segment items (2)	56.3	44.0	95.0	82.8
Segment profit (Net income from continuing operations)	$112.5	$50.1	$171.4	$91.1
(1)For the three and six months ended June 30, 2026, cost of sales includes the receipt of a $47.6 million IEEPA reciprocal tariff refund. See Note 14, Commitments and Contingencies for further information.
(2)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, other income (expense), net, and provision for income taxes.
Segment net sales, amortization of intangible assets, interest expense, net, and provision for income taxes are included on the condensed consolidated statement of operations. Segment assets are included on the condensed consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for property, plant and equipment are included on the condensed consolidated statement of cash flows. Interest income for the three months ended June 30, 2026 and June 30, 2025 was $2.1 million and $1.4 million, respectively. Interest Income for the six months ended June 30, 2026 and June 30, 2025 was $4.2 million and $3.1 million, respectively.

18. Subsequent Events
Acquisition of Intellihot
On July 21, 2026, the Company acquired 100% of the stock of Intellihot, Inc. ("Intellihot") for a total preliminary cash purchase price of approximately $108.5 million, excluding transaction costs and net of cash acquired. The preliminary purchase price is subject to customary post-closing adjustments. Intellihot, based in Vernon Hills, Illinois, is a leader in tankless water heater solutions serving the healthcare, education, hospitality and commercial end markets. The Company's financial position and results from operations will include Intellihot subsequent to July 20, 2026. As of the date of this filing, the Company has not completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. This acquisition is not expected to have a material impact on the Company's consolidated financial statements.
Dividends
On July 23, 2026, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.11 per-share to be paid on September 4, 2026, to stockholders of record as of August 20, 2026.

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
Recent Developments
Acquisition of Intellihot
On July 21, 2026, we acquired 100% of the stock of Intellihot, Inc. ("Intellihot") for a total preliminary cash purchase price of approximately $108.5 million, excluding transaction costs and net of cash acquired. Intellihot, based in Vernon Hills, Illinois, is a leader in tankless water heater solutions serving the healthcare, education, hospitality and commercial end markets.
Tariffs
As disclosed in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2025, the Company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States or other countries. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported from various countries into the U.S., and in response, certain of those countries countered with reciprocal tariffs and other actions. While the Company is well positioned to respond to the tariff environment, costs are impacted by trade policies. On February 20, 2026, the U.S. Supreme Court ruled that reciprocal tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such reciprocal tariffs under IEEPA.
During the three and six months ended June 30, 2026, the Company received refunds of approximately $47.6 million related to previously paid IEEPA reciprocal tariffs on certain raw materials and products. The Company continues to evaluate additional recovery opportunities associated with reciprocal tariffs previously paid under IEEPA. While amounts have been received, uncertainty remains regarding the process, timing, and total amount of any additional recoveries, including the resolution of administrative procedures and any further legal developments. Accordingly, the Company has not recorded any additional potential benefit from refunds beyond amounts received at this time.
Critical Accounting Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2025 for information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2026, and during the period from January 1, 2026 through June 30, 2026, there has been no material change to this information.
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
See Item 1, Note 15, Retirement Benefits for additional information.
Discontinued Operations
During the year ended December 31, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) of the Company's Process & Motion Control ("PMC") business. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Selling, general and administrative income (1)	$(0.3)	$—	$(0.3)	$(2.6)
Income from discontinued operations before income tax	0.3	—	0.3	2.6

Income tax benefit	0.5	0.4	0.5	0.4
Income from discontinued operations, net of tax	$0.8	$0.4	$0.8	$3.0
(1)Selling, general and administrative income includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 3, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three and six months ended June 30, 2026, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and six months ended June 30, 2026, restructuring charges totaled $1.8 million and $2.7 million, respectively. For the three and six months ended June 30, 2025, restructuring charges totaled $1.9 million and $3.6 million, respectively. Refer to Item 1, Note 2, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025:
Net sales
(Dollars in Millions)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net sales	$491.0	$444.5	$46.5	10.5%
Net sales were $491.0 million and $444.5 million during the three months ended June 30, 2026 and June 30, 2025, respectively, an increase of 10% year over year. Core sales improved 10% year over year, including growth in all product categories.
Income from operations
(Dollars in Millions)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Income from operations	$152.3	$77.6	$74.7	96.3%
% of net sales	31.0%	17.5%	13.5%
During the three months ended June 30, 2026, income from operations was $152.3 million compared to $77.6 million during the three months ended June 30, 2025. During the quarter ended June 30, 2026, the Company received a $47.6 million IEEPA reciprocal tariff refund. Excluding this item, income from operations increased by $27.1 million, an increase of 380 basis points year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and Zurn Elkay Business System led productivity initiatives.
Interest expense, net
Interest expense, net was $6.1 million for the three months ended June 30, 2026, compared to $7.7 million for the three months ended June 30, 2025. The decrease in interest expense, net as compared to the prior year period is a result of lower interest rates and interest earned on higher cash balances.
Other income (expense), net
Other income (expense), net for the three months ended June 30, 2026 and June 30, 2025, was $3.9 million and $(2.0) million, respectively. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses. The year-over-year change is primarily driven by a $4.4 million purchase price adjustment related to a 2023 divestiture of certain legal entities.
Provision for income taxes
The income tax provision was $37.6 million for the three months ended June 30, 2026, compared to $17.8 million for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 was 25.0% versus 26.2% for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 and June 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and by the recognition of income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended June 30, 2026, was $113.3 million compared to net income of $50.5 million for the three months ended June 30, 2025. Diluted net income per share for the three months ended June 30, 2026 and June 30, 2025, was $0.67 and $0.29, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.8 million for the three months ended June 30, 2026 compared to net income from discontinued operations, net of tax, of $0.4 million for the three months ended June 30, 2025. Diluted net income per share from discontinued operations for the three months ended June 30, 2026 and June 30, 2025, was $0.00 and $0.00, respectively.

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025:
Net sales
(Dollars in Millions)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net sales	$924.0	$833.3	$90.7	10.9%
Net sales were $924.0 million and $833.3 million during the six months ended June 30, 2026 and June 30, 2025, respectively, an increase of 11% year-over-year. Core sales improved 11% year over year, including growth in all product categories.
Income from operations
(Dollars in Millions)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Income from operations	234.4	141.0	93.4	66.2%
% of net sales	25.4%	16.9%	8.5%
Income from operations during the six months ended June 30, 2026 was $234.4 million compared to $141.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company received a $47.6 million IEEPA reciprocal tariff refund. Excluding this item, income from operations increased by $45.8 million, an increase of 330 basis points year over year as a result of the favorable impact of year-over-year sales growth (inclusive of price realization) and Zurn Elkay Business System led productivity initiatives.
Interest expense, net
    Interest expense, net was $12.3 million during the six months ended June 30, 2026, compared to $15.0 million during the six months ended June 30, 2025. The decrease in interest expense, net as compared to the prior year period is a result of lower interest rates and interest earned on higher cash balances.
Other income (expense), net
    Other income (expense), net during the six months ended June 30, 2026 was $4.9 million compared to $(2.0) million during the six months ended June 30, 2025. Other income (expense), net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by a $4.4 million purchase price adjustment related to a 2023 divestiture of certain legal entities and foreign currency transaction gains, partially offset by the write off of $0.4 million of unamortized deferred financing costs.
Provision for income taxes
The income tax provision was $55.6 million for the six months ended June 30, 2026, compared to $32.9 million for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was 24.5% versus 26.5% for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 and June 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of income tax benefits associated with share-based payments.

Net income
Net income for the six months ended June 30, 2026, was $172.2 million compared to $94.1 million for the six months ended June 30, 2025. Diluted net income per share for the six months ended June 30, 2026 and June 30, 2025, was $1.02 and $0.55, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.8 million for the six months ended June 30, 2026 compared to $3.0 million for the six months ended June 30, 2025. Diluted net income per share from discontinued operations for the six months ended June 30, 2026 and June 30, 2025, was $0.00 and $0.02, respectively.

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
The calculation of Adjusted EBITDA under our credit agreement as of June 30, 2026, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the six months ended June 30, 2026, we reported net income of $172.2 million and Adjusted EBITDA for the same period of $252.0 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Total Net Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 4.00 to 1.00 as of the end of each fiscal quarter. As of June 30, 2026, our Total Net Leverage Ratio was 0.36 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Six months ended June 30, 2025	Twelve months ended December 31, 2025	Six months ended June 30, 2026	Twelve months ended June 30, 2026
Net income	$94.1	$198.0	$172.2	$276.1
Income from discontinued operations, net of tax (1)	(3.0)	(5.6)	(0.8)	(3.4)
Provision for income taxes	32.9	63.9	55.6	86.6
Actuarial gain on pension and other postretirement benefit obligations	—	(0.5)	—	(0.5)
Other (income) expense, net (2)	2.0	(5.5)	(4.9)	(12.4)
Interest expense, net	15.0	28.6	12.3	25.9
Depreciation and amortization	44.8	88.7	42.3	86.2
EBITDA	185.8	367.6	276.7	458.5
Adjustments to EBITDA
Restructuring and other similar charges (3)	3.6	9.6	2.7	8.7
Stock-based compensation expense	19.5	40.6	20.9	42.0
Last-In, First-Out ("LIFO") adjustments (4)	7.0	20.4	(1.4)	12.0
Tariff refunds (5)	—	—	(47.6)	(47.6)
Other, net (6)	—	4.0	0.7	4.7
Subtotal of adjustments to EBITDA	30.1	74.6	(24.7)	19.8
Adjusted EBITDA	$215.9	$442.2	$252.0	$478.3
Consolidated indebtedness (7)				$172.2
Total Net Leverage Ratio (8)				0.36
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
(5)Tariff refunds related to non-recurring IEEPA reciprocal tariffs are excluded in calculating Adjusted EBITDA as defined in our credit agreement.
(6)Other, net consists of gains and losses on the disposition of long-lived assets per the credit agreement.
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $326.9 million (as defined by the credit agreement) at June 30, 2026.
(8)Our credit agreement defines the Total Net Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
On February 19, 2026, we increased our revolving credit facility commitment from $200.0 million to $550.0 million and further extended the maturity date to February 19, 2031. Refer to Item 1, Note 12, Long-Term Debt for further information. Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $550.0 million under our revolving credit facility.
As of June 30, 2026, we had $365.0 million of cash and cash equivalents and $540.3 million of additional borrowing capacity under our revolving credit facility. As of June 30, 2026, the available borrowings under our credit facility were reduced by $9.7 million due to outstanding letters of credit. As of December 31, 2025, we had $300.5 million of cash and cash equivalents and $189.9 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2025, the available borrowings under our credit facility were reduced by $10.1 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $208.4 million and $153.5 million during the six months ended June 30, 2026 and June 30, 2025, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income, inclusive of $47.6 million IEEPA reciprocal tariff refund, partially offset by cash used for trade working capital in support of higher sales volume during the six months ended June 30, 2026.
Cash used for investing activities was $6.3 million during the six months ended June 30, 2026 and $13.3 million during the six months ended June 30, 2025. Investing activities during the six months ended June 30, 2026, consisted of $6.3 million of capital expenditures. Investing activities during the six months ended June 30, 2025, consisted of $13.3 million of capital expenditures.
Cash used for financing activities was $136.5 million during the six months ended June 30, 2026, compared to $138.7 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, we utilized $0.6 million of cash for payments on finance leases, $99.6 million to repurchase outstanding shares of our common stock, $36.8 million for the payment of common stock dividends, and $3.0 million for payment of debt issuance costs, which was partially offset by $3.5 million of proceeds from the exercise of stock options and ESPP contributions. During the six months ended June 30, 2025, we utilized $0.4 million of cash for payments on finance leases, $109.9 million to repurchase outstanding shares of our common stock, and $30.3 million for the payment of common stock dividends, which was partially offset by $1.9 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
As of June 30, 2026, we had $499.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2026	Current Maturities of Debt	Long-term Portion
Term loan (1)	$477.1	$—	$477.1
Finance leases	22.0	1.4	20.6
Total	$499.1	$1.4	$497.7
(1)Includes unamortized original issue discount and debt issuance costs of $3.3 million at June 30, 2026.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of June 30, 2026, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Since putting the Repurchase Program in place, the most recent Board of Directors approval was on October 28, 2025, when the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended June 30, 2026, the Company repurchased 1,028,534 shares of common stock at a total cost of $49.6 million at an average price of $48.26 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $382.5 million of the existing authority remained under the Repurchase Program at June 30, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
April 1 - April 30, 2026	320,929	$48.15	320,929	$416,691,667
May 1 - May 31, 2026	352,073	$48.94	352,073	$399,453,770
June 1 - June 30, 2026	355,532	$47.68	355,532	$382,494,949
Total/Average	1,028,534	$48.26	1,028,534

ITEM  5.    OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
On July 23, 2026, Timothy J. Jahnke informed the Company that he was retiring from the Board of Directors due to personal reasons, effective July 23, 2026. Mr. Jahnke’s decision to retire was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Jahnke has served as a director since 2022. Mr. Jahnke expressed his gratitude to the Company for the opportunity to serve on the Board. The Company and the Board would like to thank Mr. Jahnke for his leadership and commitment to the Company, as well as for his many important contributions as a member of the Board.

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

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	July 28, 2026	By:	/S/ DANIEL J. KLUN
		Name:	Daniel J. Klun
		Title:	Chief Financial Officer