Form 10-Q
period 2026-09-30
Zurn Elkay Water Solutions Corp
filed 2026-10-27
CIK 1439288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2026
Zurn Elkay Water Solutions Corporation Common Stock, $0.01 par value per share	165,092,978 shares

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

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in Millions, except share amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$307.1	$300.5
Receivables, net	264.9	184.8
Inventories, net	280.8	274.4
Income taxes receivable	0.9	13.3
Other current assets	30.4	38.7
Total current assets	884.1	811.7
Property, plant and equipment, net	160.3	157.6
Intangible assets, net	835.0	835.0
Goodwill	848.6	795.0
Other assets	78.8	80.1
Total assets	$2,806.8	$2,679.4
Liabilities and stockholders' equity
Current liabilities:
Current maturities of debt	$1.7	$0.9
Trade payables	90.4	65.2
Compensation and benefits	41.7	40.9
Current portion of pension and other postretirement benefit obligations	1.1	1.1
Other current liabilities	175.2	151.3
Total current liabilities	310.1	259.4

Long-term debt	498.6	495.6
Pension and other postretirement benefit obligations	9.3	9.6
Deferred income taxes	166.9	189.7
Operating lease liability	32.2	42.0
Other liabilities	96.2	79.8
Total liabilities	1,113.3	1,076.1

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; shares issued and outstanding: 165,383,297 at September 30, 2026 and 166,981,602 at December 31, 2025	1.7	1.7
Additional paid-in capital	2,790.8	2,810.0
Retained deficit	(1,018.7)	(1,131.7)
Accumulated other comprehensive loss	(80.3)	(76.7)
Total stockholders' equity	1,693.5	1,603.3
Total liabilities and stockholders' equity	$2,806.8	$2,679.4

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in Millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$495.1	$455.4	$1,419.1	$1,288.7
Cost of sales	249.3	254.7	679.2	704.7
Gross profit	245.8	200.7	739.9	584.0
Selling, general and administrative expenses	121.0	106.7	348.7	316.1
Restructuring and other similar charges	1.4	1.8	4.1	5.4
Amortization of intangible assets	15.2	14.7	44.5	44.0
Income from operations	108.2	77.5	342.6	218.5
Non-operating expense:
Interest expense, net	(6.3)	(7.1)	(18.6)	(22.1)
Other income, net	0.7	8.7	5.6	6.7
Income before income taxes	102.6	79.1	329.6	203.1
Provision for income taxes	(26.5)	(19.5)	(82.1)	(52.4)
Net income from continuing operations	76.1	59.6	247.5	150.7
Income from discontinued operations, net of tax	0.2	2.2	1.0	5.2
Net income	$76.3	$61.8	$248.5	$155.9

Basic net income per share:
Continuing operations	$0.46	$0.35	$1.49	$0.89
Discontinued operations	$—	$0.01	$—	$0.03
Net income	$0.46	$0.36	$1.49	$0.92
Diluted net income per share:
Continuing operations	$0.45	$0.35	$1.47	$0.88
Discontinued operations	$—	$0.01	$—	$0.03
Net income	$0.45	$0.36	$1.47	$0.91
Weighted-average number of shares outstanding (in thousands):
Basic	166,259	168,125	167,002	168,977
Effect of dilutive equity awards	1,846	2,148	2,009	2,250
Diluted	168,105	170,273	169,011	171,227

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$76.3	$61.8	$248.5	$155.9
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	(2.5)	(3.6)	2.2
Change in pension and other postretirement benefit obligations, net of tax	—	(6.2)	—	(6.2)
Other comprehensive income (loss), net of tax	0.5	(8.7)	(3.6)	(4.0)
Total comprehensive income	$76.8	$53.1	$244.9	$151.9

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities
Net income	$248.5	$155.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19.3	22.6
Amortization of intangible assets	44.5	44.0
Non-cash restructuring charges	—	0.5
Loss on dispositions of long-lived assets	0.7	0.3
Deferred income taxes	(14.2)	(11.7)
Other non-cash expenses	2.0	1.7
Pension curtailment and settlement	—	(10.7)
Stock-based compensation expense	31.5	29.1
Changes in operating assets and liabilities:
Receivables, net	(76.6)	(29.4)
Inventories, net	2.2	0.5
Other assets	27.6	22.9
Accounts payable	22.8	10.3
Accruals and other	12.3	18.8
Cash provided by operating activities	320.6	254.8

Investing activities
Expenditures for property, plant and equipment	(16.1)	(20.7)
Acquisitions, net of cash acquired	(107.3)	—
Cash used for investing activities	(123.4)	(20.7)

Financing activities
Repayments of debt	(1.0)	(0.6)
Payment of debt issuance costs	(3.0)	—
Proceeds from exercise of stock options and ESPP contributions	4.4	7.4
Taxes withheld and paid on employees' share-based payment awards	—	(0.6)
Repurchase of common stock	(134.7)	(134.9)
Payment of common stock dividends	(55.0)	(45.4)
Cash used for financing activities	(189.3)	(174.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	2.1
Increase in cash, cash equivalents and restricted cash	6.6	62.1
Cash, cash equivalents and restricted cash at beginning of period	300.5	198.0
Cash, cash equivalents and restricted cash at end of period	$307.1	$260.1

See notes to the condensed consolidated financial statements.

Zurn Elkay Water Solutions Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

2. Acquisition
On July 21, 2026, the Company acquired (via merger) 100% of the stock of Intellihot, Inc. ("Intellihot") for total consideration transferred of $107.3 million, excluding transaction costs and net of $2.1 million of cash acquired. Intellihot, based in Vernon Hills, Illinois, is a leader in tankless water heater solutions serving the healthcare, education, hospitality and commercial end markets.
The Company's results of operations include the acquired operations subsequent to July 20, 2026. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the Intellihot acquisition have not been presented because they are not material to the Company's condensed consolidated statements of operations and condensed consolidated balance sheets.
The acquisition of Intellihot was accounted for as a business combination and recorded by allocating the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The preliminary purchase price allocation resulted in non-tax deductible goodwill of $55.0 million, other intangible assets of $44.5 million (includes tradenames of $9.8 million, customer relationships of $23.3 million, and patents of $11.4 million), deferred tax asset of $8.5 million, and other net assets of $12.7 million, offset by acquired warranties of $13.4 million. The purchase price allocation is preliminary and subject to fair value adjustments that will be completed within the one year period following the acquisition date.

3. Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2026, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. The Company's restructuring plans are preliminary and the full extent of related expenses are not yet estimable. The Company accounts for restructuring costs in the period in which the liability is incurred.
The following table summarizes the Company's restructuring and other similar charges during the three and nine months ended September 30, 2026 and September 30, 2025, (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Employee termination benefits	$0.9	$0.6	$2.2	$1.9
Contract termination and other associated costs	0.5	1.2	1.9	3.5
Total restructuring and other similar charges	$1.4	$1.8	$4.1	$5.4
The following table summarizes the activity in the Company's restructuring accrual for the nine months ended September 30, 2026 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued restructuring costs, December 31, 2025 (1)	$1.6	$0.3	$1.9
Charges	2.2	1.9	4.1
Cash payments	(2.2)	(2.2)	(4.4)
Accrued restructuring costs, September 30, 2026 (1)	$1.6	$—	$1.6
(1)As of September 30, 2026 and December 31, 2025, the restructuring accrual is included in other current liabilities in the condensed consolidated balance sheets.

4. Discontinued Operations
During the year ended December 31, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) of the Company's Process & Motion Control ("PMC") business. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and September 30, 2025 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Selling, general and administrative income (1)	$—	$(2.1)	$(0.3)	$(4.7)
Income from discontinued operations before income tax	—	2.1	0.3	4.7

Income tax benefit	0.2	0.1	0.7	0.5
Income from discontinued operations, net of tax	$0.2	$2.2	$1.0	$5.2
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
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the consolidated statements of operations. The Company classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed consolidated statements of operations. Unsatisfied performance obligations as of September 30, 2026 have an expected duration of one year or less.

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

	Three Months Ended		Nine Months Ended
Customer Type	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Institutional	$243.6	$223.5	$702.9	$632.7
Commercial	147.4	128.3	416.6	362.8
All other	104.1	103.6	299.6	293.2
Total	$495.1	$455.4	$1,419.1	$1,288.7

	Three Months Ended		Nine Months Ended
Geography	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$456.7	$414.9	$1,307.4	$1,182.8
Canada	27.1	27.6	77.2	73.0
Rest of world	11.3	12.9	34.5	32.9
Total	$495.1	$455.4	$1,419.1	$1,288.7
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
Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when the Company performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when the Company has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets as of September 30, 2026 and December 31, 2025 were not material.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA incorporates changes that extend several provisions of the Tax Cuts and Jobs Act (“TCJA”) of 2017 that were set to expire on December 31, 2025, including immediate expensing of domestic research and development expenses, 100% bonus depreciation, 100% depreciation of qualified production property, and reinstatement of utilizing EBITDA for the interest deduction limitation. OBBBA incorporates additional changes to the U.S tax code that are effective after January 1, 2026, including charitable contribution limitations, deductible meal limitations, and changes to the U.S. system for taxing international corporate income. These changes did not have a material impact on the financial statements for the period ended September 30, 2026. The Company is continuing to monitor these business tax provisions for further guidance from the U.S. Treasury and the Internal Revenue Service.
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
The income tax provision was $26.5 million for the three months ended September 30, 2026, compared to $19.5 million for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 was 25.8% versus 24.7% for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 and September 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and by the recognition of income tax benefits associated with share-based payments.
The income tax provision was $82.1 million for the nine months ended September 30, 2026, compared to $52.4 million for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was 24.9% versus 25.8% for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 and September 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments.
The Company’s total liability for net unrecognized tax benefits as of September 30, 2026 and December 31, 2025 was $0.7 million and $0.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of September 30, 2026 and December 31, 2025, the total amount of unrecognized tax benefits includes gross accrued interest and penalties of $0.1 million and $0.1 million, respectively.
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
The computation for diluted net income per share for the three and nine months ended September 30, 2026 excludes 0.1 million and 0.0 million shares due to their anti-dilutive effects, respectively. The computation for diluted net income per share for the three and nine months ended September 30, 2025 excludes 0.1 million shares and 0.1 million shares, respectively, due to their anti-dilutive effects.

8. Stockholders' Equity
Stockholders' equity consists of the following (in millions):

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$1.7	$2,828.2	$(1,168.7)	$(74.4)	$1,586.8
Total comprehensive income	—	—	43.6	(0.2)	43.4
Stock-based compensation expense	—	10.5	—	—	10.5
Proceeds from exercise of stock options and ESPP contributions	—	1.1	—	—	1.1
Taxes withheld and paid on employees' share-based payment awards	—	(0.5)	—	—	(0.5)
Repurchase of common stock	—	—	(78.0)	—	(78.0)
Common stock dividends ($0.09 per share)	—	(15.3)	—	—	(15.3)
Balance at March 31, 2025	$1.7	$2,824.0	$(1,203.1)	$(74.6)	$1,548.0
Total comprehensive income	—	—	50.5	4.9	55.4
Stock-based compensation expense	—	9.0	—	—	9.0
Proceeds from exercise of stock options and ESPP contributions	—	1.3	—	—	1.3
Repurchase of common stock	—	—	(32.9)	—	(32.9)
Common stock dividends ($0.09 per share)	—	(16.4)	—	—	(16.4)
Balance at June 30, 2025	$1.7	$2,817.9	$(1,185.5)	$(69.7)	$1,564.4
Total comprehensive income	—	—	61.8	(8.7)	53.1
Stock-based compensation expense	—	9.6	—	—	9.6
Proceeds from exercise of stock options and ESPP contributions	—	5.0	—	—	5.0
Taxes withheld and paid on employees' share-based payment awards	—	(0.1)	—	—	(0.1)
Repurchase of common stock	—	—	(25.0)	—	(25.0)
Common stock dividends ($0.09 per share)	—	(15.5)	—	—	(15.5)
Balance at September 30, 2025	$1.7	$2,816.9	$(1,148.7)	$(78.4)	$1,591.5

	Common stock (1)	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	$1.7	$2,810.0	$(1,131.7)	$(76.7)	$1,603.3
Total comprehensive income	—	—	58.9	(1.6)	57.3
Stock-based compensation expense	—	11.7	—	—	11.7
Proceeds from exercise of stock options and ESPP contributions	—	2.5	—	—	2.5
Repurchase of common stock	—	—	(50.0)	—	(50.0)
Common stock dividends ($0.11 per share)	—	(18.0)	—	—	(18.0)
Balance at March 31, 2026	$1.7	$2,806.2	$(1,122.8)	$(78.3)	$1,606.8
Total comprehensive income	—	—	113.3	(2.5)	110.8
Stock-based compensation expense	—	9.2	—	—	9.2
Proceeds from exercise of stock options and ESPP contributions	—	1.0	—	—	1.0
Repurchase of common stock	—	—	(50.1)	—	(50.1)
Common stock dividends ($0.11 per share)	—	(18.6)	—	—	(18.6)
Balance at June 30, 2026	$1.7	$2,797.8	$(1,059.6)	$(80.8)	$1,659.1
Total comprehensive income	—	—	76.3	0.5	76.8
Stock-based compensation expense	—	10.6	—	—	10.6
Proceeds from exercise of stock options and ESPP contributions	—	0.9	—	—	0.9
Repurchase of common stock	—	—	(35.4)	—	(35.4)
Common stock dividends ($0.11 per share)	—	(18.5)	—	—	(18.5)
Balance at September 30, 2026	$1.7	$2,790.8	$(1,018.7)	$(80.3)	$1,693.5

(1)During the three and nine months ended September 30, 2026, the Company issued 52,043 and 1,210,313 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively. During the three and nine months ended September 30, 2025, the Company issued 383,590 and 981,523 shares of common stock, upon the exercise of stock options, vesting of restricted stock units and performance stock units, and for other common stock issuances, respectively.
Share Repurchase Program
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Since putting the Repurchase Program in place, the most recent Board of Directors approval was on October 28, 2025, when the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2026, the Company repurchased 732,793 shares of common stock at a total cost of $35.0 million at an average price of $47.74 per share. During the nine months ended September 30, 2026, the Company repurchased 2,808,618 shares of common stock at a total cost of $134.6 million at an average price of $47.92 per share. During the three months ended, September 30, 2025, the Company repurchased 575,600 shares of common stock at a total cost of $25.0 million at an average price of $43.43 per share. During the nine months ended September 30, 2025, the Company repurchased 3,820,241 shares of common stock at a total cost of $134.9 million at an average price of $35.31 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $347.5 million of the existing authority remained under the Repurchase Program at September 30, 2026.

9. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2026, are as follows (in millions):

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Obligations	Total
Balance at December 31, 2025	$(76.6)	$(0.1)	$(76.7)
Other comprehensive loss before reclassifications	(3.6)	—	(3.6)
Net current period other comprehensive loss	(3.6)	—	(3.6)
Balance at September 30, 2026	$(80.2)	$(0.1)	$(80.3)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2026 and September 30, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Income Statement Line
Pension and other postretirement obligations
Settlement gain	—	(10.0)	—	(10.0)	Other income, net
Provision for income taxes	—	2.0	—	2.0
Total net of tax	$—	$(8.0)	$—	$(8.0)

10. Inventories
The major classes of inventories are summarized as follows (in millions):

	September 30, 2026	December 31, 2025
Finished goods	$243.4	$241.3
Work in progress	16.8	17.3
Raw materials	51.8	49.2
Inventories at First-In, First-Out ("FIFO") cost	312.0	307.8
Adjustment to state inventories at Last-In, First-Out ("LIFO") cost	(31.2)	(33.4)
	$280.8	$274.4
11. Goodwill and Intangible Assets
The changes in the net carrying value of goodwill for the nine months ended September 30, 2026, are presented below (in millions):

Net carrying amount as of December 31, 2025	$795.0
Currency translation adjustments	(1.4)
Acquisition (1)	55.0
Net carrying amount as of September 30, 2026	$848.6
(1)Refer to Note 2, Acquisition for additional information regarding the acquisition.
The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of September 30, 2026 and December 31, 2025 are as follows (in millions):

		September 30, 2026
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents (1)	11 years	$40.5	$(23.6)	$16.9
Customer relationships (including distribution network) (1)	16 years	1,090.8	(486.6)	604.2
Tradenames (1)	19 years	166.5	(38.9)	127.6
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,384.1	$(549.1)	$835.0

		December 31, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	10 years	$28.4	$(23.3)	$5.1
Customer relationships (including distribution network)	16 years	1,068.6	(448.9)	619.7
Tradenames	19 years	156.7	(32.8)	123.9
Intangible assets not subject to amortization - trademarks and tradenames		86.3	—	86.3
Total intangible assets, net	16 years	$1,340.0	$(505.0)	$835.0
(1)Tradenames, customer relationships, and patents acquired during 2026 were assigned weighted average useful lives of 20 years, 13 years, and 15 years, respectively.
Intangible asset amortization expense totaled $15.2 million and $14.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Intangible asset amortization expense totaled $44.5 million and $44.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The Company expects to recognize amortization expense on the intangible assets subject to amortization of $59.9 million in the year ending December 31, 2026 (inclusive of the $44.5 million of amortization expense recognized in the nine months ended September 30, 2026), $61.6 million in 2027, $61.6 million in 2028, $61.6 million in 2029, $61.6 million in 2030 and $60.9 million in 2031.

12. Other Current Liabilities
Other current liabilities are summarized as follows (in millions):

	September 30, 2026	December 31, 2025
Commissions	$14.9	$9.1
Current portion of operating lease liability	15.9	14.7
Income taxes payable	10.4	3.1
Professional fees	4.9	5.8
Product warranty (1)	7.2	3.1
Restructuring and other similar charges (2)	1.6	1.9
Risk management (3)	7.2	5.8
Sales rebates	83.6	81.1
Tax indemnities	8.3	9.2
Taxes, other than income taxes	3.2	3.1
Other	18.0	14.4
	$175.2	$151.3
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

13. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	September 30, 2026	December 31, 2025
Term loan (1)	$477.4	$476.4
Finance leases	22.9	20.1
Total	500.3	496.5
Less current maturities	1.7	0.9
Long-term debt	$498.6	$495.6
(1)Includes unamortized debt issuance costs of $2.9 million and $4.0 million at September 30, 2026 and December 31, 2025, respectively.
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

The Credit Agreement contains representations, warranties, covenants and events of default, including, without limitation, a financial covenant under which the Borrowers are obligated to maintain on a consolidated basis, as of the end of each fiscal quarter, a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of not greater than 4.00 to 1.00 (increasing to 4.50 to 1.00 at the Borrowers' election in conjunction with a Material Acquisition (as defined in the Credit Agreement)). As of September 30, 2026, the Borrowers were in compliance with all applicable covenants under the Credit Agreement.
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
The Term Loan bears interest at the Borrowers' option, by reference to a base rate or a rate based on Term SOFR, plus a Term SOFR adjustment of 0.114%, 0.262%, or 0.428% for interest periods of one month, three months, and six months, respectively, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter. If the Net First Lien Leverage Ratio is greater than 1.80 to 1.00, the applicable margin shall equal 1.25% in the case of base rate borrowings and 2.25% in the case of SOFR borrowings. In the event the Borrowers’ Net First Lien Leverage Ratio is less than or equal to 1.80 to 1.00, the applicable margin on both base rate and SOFR borrowings would decrease by 0.25%. The Borrowers’ Net First Lien Leverage Ratio was 0.47 to 1.00 as of September 30, 2026, and therefore the applicable margin is 2.00%.
At September 30, 2026 and for the nine months then ended, the borrowings under the Term Loan had weighted-average effective interest rates of 6.03% and 5.79%, respectively.
Revolving Credit Facility
The Credit Agreement includes a $550.0 million revolving credit facility that has a maturity date of February 19, 2031. The Revolving Credit Facility bears interest by reference to a base rate or a rate based on Term SOFR for interest periods of one month, three months, and six months, plus an applicable margin based on the Borrowers' Net First Lien Leverage Ratio as of the last day of each fiscal quarter. The applicable margin ranges from 0.25% in the case of base rate borrowings and 1.25% in the case of SOFR borrowings, when the Net First Lien Leverage Ratio is less than or equal to 1.50 to 1.00, to 0.75% in the case of base rate borrowings and 1.75% in the case of SOFR borrowings, when the Net First Lien Leverage Ratio is greater than 3.75 to 1.00. The Borrowers’ Net First Lien Leverage Ratio was 0.47 to 1.00 as of September 30, 2026. The Borrowers are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The commitment fee ranges from 0.175% when the Net First Lien Leverage Ratio is less than or equal to 1.50 to 1.00, to 0.300% when the Net First Lien Leverage Ratio is greater than 3.75 to 1.00.
In February 2026, in connection with Amendment No. 3, the Company capitalized $3.0 million of debt issuance costs as deferred financing costs on long-term borrowings, and wrote off $0.4 million of unamortized deferred financing costs related to lenders who exited the Revolving Credit Facility, which is included in other income, net in the condensed consolidated statements of operations.
At September 30, 2026 and December 31, 2025, there were no amounts borrowed under the Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, $9.2 million and $10.1 million, respectively, of the Revolving Credit Facility was considered utilized in connection with outstanding letters of credit.
Finance Leases
At September 30, 2026 and December 31, 2025, the Company had finance lease obligations of $22.9 million and $20.1 million, respectively.

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
The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in millions):

	Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$3.9	$17.2	$—	$21.1
Deferred compensation plan liabilities	26.3	—	—	26.3

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Deferred compensation plan assets	$2.3	$16.4	$—	$18.7
Deferred compensation plan liabilities	22.9	—	—	22.9
There were no transfers of assets between levels at September 30, 2026 and December 31, 2025, respectively.
Fair Value of Non-Derivative Financial Instruments
The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at September 30, 2026 and December 31, 2025, due to the short-term nature of those instruments. The fair value of long-term debt as of September 30, 2026 and December 31, 2025, was approximately $507.5 million and $502.9 million, respectively. The fair value is based on quoted market prices for the same instruments.

15. Commitments and Contingencies
Warranties:
The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$6.6	$4.9
Acquired obligations	13.4	—
Charged to operations	5.0	3.3
Claims settled	(2.0)	(1.9)
Total	$23.0	$6.3
Less current reserve	$7.2	$6.3
Long-term reserve	$15.8	$—
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
Divestiture of Zurn Industries, LLC
On December 15, 2023, Zurn Holdings, Inc. sold all of the equity interests of its direct subsidiary Zurn Industries, LLC, together with Zurn Industries’ direct and indirect subsidiaries that held certain liabilities, certain assets and cash, in a stock sale transaction to an unaffiliated buyer. During the nine months ended September 30, 2026, the Company received and recorded a purchase price adjustment of $4.4 million related to the settlement of an insurance coverage dispute in other income, net in the condensed consolidated statements of operations.
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
During the three and nine months ended September 30, 2026, in accordance with ASC 450, the Company applied the gain contingency model and recognized approximately $1.5 million and $49.1 million, respectively, of refunds for previously paid IEEPA reciprocal tariffs as a reduction to cost of sales in the condensed consolidated statements of operations.
As of September 30, 2026, the Company is continuing to evaluate its eligibility for additional tariff refunds associated with prior import activity. These potential recoveries are subject to ongoing administrative processes, legal considerations, and claim validation procedures, and the ultimate amount and timing of any additional refunds remain uncertain.

16. Retirement Benefits
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
The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pension Benefits:
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.1	2.8	0.3	8.5
Expected return on plan assets	—	(2.3)	(0.1)	(6.9)
Amortization of:
Prior service cost	—	0.3	—	0.3
Settlement	—	(10.0)	—	(10.0)
Curtailment	—	—	—	(0.7)
Net periodic benefit cost	$0.1	$(9.1)	$0.3	$(8.7)
Other Postretirement Benefits:
Interest cost	$0.1	$0.1	$0.3	$0.3
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3
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

17. Stock-Based Compensation
The Zurn Elkay Water Solutions Corporation Performance Incentive Plan (the "Plan") is utilized to provide performance incentives to the Company's officers, employees, directors and certain others by permitting grants of equity awards (for common stock), as well as performance-based cash awards, to such persons to encourage them to maximize the Company's performance and create value for the Company's stockholders. For the three months ended September 30, 2026 and September 30, 2025, the Company recognized $10.6 million and $9.6 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $31.5 million and $29.1 million of stock-based compensation expense, respectively.
During the nine months ended September 30, 2026, the Company granted the following stock options, restricted stock units, performance stock units, and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	53,514	$19.02
Restricted stock units	181,091	$50.22
Performance stock units	336,641	$51.11
Common stock	146,025	$46.68

Employee Stock Purchase Plan
In May 2024, the Company’s stockholders approved the adoption of the Zurn Elkay Water Solutions Corporation Employee Stock Purchase Plan (the “ESPP"). The number of shares of Company common stock available for purchase under the ESPP is 2,000,000 shares, subject to adjustment in the event of a change in capitalization.
During the three and nine months ended September 30, 2026, the Company issued 18,687 and 56,315 shares of common stock, respectively. During the three and nine months ended September 30, 2025, the Company issued 16,176 and 61,874 shares of common stock, respectively. As of September 30, 2026, 1,828,306 shares remained available for future issuance. During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.5 million of stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.4 million of stock-based compensation expense related to the ESPP, respectively.
See Note 13, Stock-Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding stock-based compensation.

18. Business Segment Information
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the Company’s performance and makes capital allocation decisions based on net income from continuing operations as reported in the consolidated statement of operations. This metric is used to monitor forecasted to actual and budgeted results and benchmarking to our peers. The following table includes segment revenue, significant expense items and segment profit as viewed by the CODM for the three and nine months ended September 30, 2026 and September 30, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$495.1	$455.4	$1,419.1	$1,288.7
Less:
Cost of sales (1)	249.3	254.7	679.2	704.7
Selling, general and administrative expenses	121.0	106.7	348.7	316.1
Other segment items (2)	48.7	34.4	143.7	117.2
Segment profit (Net income from continuing operations)	$76.1	$59.6	$247.5	$150.7
(1)For the three and nine months ended September 30, 2026, cost of sales includes the receipt of a $1.5 million and $49.1 million, IEEPA reciprocal tariff refund, respectively. See Note 15, Commitments and Contingencies for further information.
(2)Other segment items include restructuring and other similar charges, amortization of intangible assets, interest expense, net, other income, net, and provision for income taxes.
Segment net sales, amortization of intangible assets, interest expense, net, and provision for income taxes are included on the condensed consolidated statement of operations. Segment assets are included on the condensed consolidated balance sheet and segment depreciation, stock-based compensation expense, non-cash restructuring charges, and expenditures for property, plant and equipment are included on the condensed consolidated statement of cash flows. Interest income for the three months ended September 30, 2026 and September 30, 2025 was $2.3 million and $2.2 million, respectively. Interest income for the nine months ended September 30, 2026 and September 30, 2025 was $6.5 million and $5.3 million, respectively.

19. Subsequent Events
On October 22, 2026, the Company's Board of Directors declared a quarterly cash dividend on the Company's common stock of $0.13 per-share to be paid on December 7, 2026, to stockholders of record as of November 20, 2026.

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
During the three and nine months ended September 30, 2026, the Company received refunds of approximately $1.5 million and $49.1 million, respectively, related to previously paid IEEPA reciprocal tariffs on certain raw materials and products. The Company continues to evaluate additional recovery opportunities associated with reciprocal tariffs previously paid under IEEPA. While amounts have been received, uncertainty remains regarding the process, timing, and total amount of any additional recoveries, including the resolution of administrative procedures and any further legal developments. Accordingly, the Company has not recorded any additional potential benefit from refunds beyond amounts received at this time.
Critical Accounting Estimates
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A, of our Annual Report on Form 10-K for the year ended December 31, 2025 for information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 30, 2026, and during the period from January 1, 2026 through September 30, 2026, there has been no material change to this information.
Recent Accounting Pronouncements
See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.

Acquisition
On July 21, 2026, the Company acquired (via merger) 100% of the stock of Intellihot, Inc. ("Intellihot") for total consideration transferred of $107.3 million, excluding transaction costs and net of $2.1 million of cash acquired. Intellihot, based in Vernon Hills, Illinois, is a leader in tankless water heater solutions serving the healthcare, education, hospitality and commercial end markets. Our results of operations include the acquired operations subsequent to July 20, 2026.
See Item 1, Note 2, Acquisition for additional information.
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
See Item 1, Note 16, Retirement Benefits for additional information.
Discontinued Operations
During the year ended December 31, 2021, the Company completed a Reverse Morris Trust tax-free spin-off transaction (the “Spin-Off Transaction”) of the Company's Process & Motion Control ("PMC") business. The operating results of PMC are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, as the Spin-Off Transaction of PMC represented a strategic shift that had a major impact on operations and financial results. The condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and September 30, 2025 have not been adjusted to separately disclose cash flows related to the discontinued operations.
The major components of the income from discontinued operations, net of tax presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Selling, general and administrative income (1)	$—	$(2.1)	$(0.3)	$(4.7)
Income from discontinued operations before income tax	—	2.1	0.3	4.7

Income tax benefit	0.2	0.1	0.7	0.5
Income from discontinued operations, net of tax	$0.2	$2.2	$1.0	$5.2
(1)Selling, general and administrative income includes the release of certain accruals as a result of costs the Company will no longer incur related to the Spin-Off Transaction.
See Item 1, Note 4, Discontinued Operations for additional information.
Restructuring and Other Similar Charges
During the three and nine months ended September 30, 2026, the Company continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying the Company's footprint to reflect changes in the markets it serves, the impact of mergers and acquisitions on the Company's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize the Company's operating margin and manufacturing footprint. As such, the Company expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. For the three and nine months ended September 30, 2026, restructuring charges totaled $1.4 million and $4.1 million, respectively. For the three and nine months ended September 30, 2025, restructuring charges totaled $1.8 million and $5.4 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025:
Net sales
(Dollars in Millions)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net sales	$495.1	$455.4	$39.7	8.7%
Net sales were $495.1 million and $455.4 million during the three months ended September 30, 2026 and September 30, 2025, respectively, an increase of 9% year over year. Core sales improved 7% year over year, including growth in nearly all product categories, as well as an additional 2% increase resulting from our acquisition of Intellihot.
Income from operations
(Dollars in Millions)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Income from operations	$108.2	$77.5	$30.7	39.6%
% of net sales	21.9%	17.0%	4.9%
During the three months ended September 30, 2026, income from operations was $108.2 million compared to $77.5 million during the three months ended September 30, 2025. Income from operations as a percentage of net sales increased by 490 basis points year over year as a result of product mix, Zurn Elkay Business System led productivity initiatives and supply chain repositioning.
Interest expense, net
Interest expense, net was $6.3 million for the three months ended September 30, 2026, compared to $7.1 million for the three months ended September 30, 2025. The decrease in interest expense, net as compared to the prior year period is primarily the result of lower interest rates.
Other income, net
Other income, net for the three months ended September 30, 2026 and September 30, 2025, was $0.7 million and $8.7 million, respectively. Other income, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit and postretirement plans and other non-operational gains and losses. The year-over-year change is primarily driven by the settlement and exit of our U.S. defined benefit pension plan in the prior year.
Provision for income taxes
The income tax provision was $26.5 million for the three months ended September 30, 2026, compared to $19.5 million for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 was 25.8% versus 24.7% for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 and September 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and by the recognition of income tax benefits associated with share-based payments.
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

Net income
Net income for the three months ended September 30, 2026, was $76.3 million compared to net income of $61.8 million for the three months ended September 30, 2025. Diluted net income per share for the three months ended September 30, 2026 and September 30, 2025, was $0.45 and $0.36, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $0.2 million for the three months ended September 30, 2026 compared to net income from discontinued operations, net of tax, of $2.2 million for the three months ended September 30, 2025. Diluted net income per share from discontinued operations for the three months ended September 30, 2026 and September 30, 2025, was $0.00 and $0.01, respectively.

Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025:
Net sales
(Dollars in Millions)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net sales	$1,419.1	$1,288.7	$130.4	10.1%
Net sales were $1,419.1 million and $1,288.7 million during the nine months ended September 30, 2026 and September 30, 2025, respectively, an increase of 10% year-over-year. Core sales improved 9% year over year, including growth in nearly all product categories, as well as an additional 1% increase associated with the acquisition of Intellihot.
Income from operations
(Dollars in Millions)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Income from operations	342.6	218.5	124.1	56.8%
% of net sales	24.1%	17.0%	7.1%
Income from operations during the nine months ended September 30, 2026 was $342.6 million compared to $218.5 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company received $49.1 million of IEEPA reciprocal tariff refunds. Excluding the tariff refunds, income from operations increased by $75.0 million, an increase of 370 basis points year over year as a result of product mix, Zurn Elkay Business System led productivity initiatives and supply chain repositioning.
Interest expense, net
    Interest expense, net was $18.6 million during the nine months ended September 30, 2026, compared to $22.1 million during the nine months ended September 30, 2025. The decrease in interest expense, net as compared to the prior year period is a result of lower interest rates and interest earned on higher cash balances.
Other income, net
    Other income, net during the nine months ended September 30, 2026 was $5.6 million compared to $6.7 million during the nine months ended September 30, 2025. Other income, net consists primarily of foreign currency transaction gains and losses, the non-service cost components associated with our defined benefit plans and other non-operational gains and losses. The year-over-year change is primarily driven by the settlement and exit of our U.S. defined benefit pension plan in the prior year and a $4.4 million purchase price adjustment related to a 2023 divestiture of certain legal entities in the current year.
Provision for income taxes
The income tax provision was $82.1 million for the nine months ended September 30, 2026, compared to $52.4 million for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was 24.9% versus 25.8% for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 and September 30, 2025 was above the U.S. federal statutory rate of 21% primarily due to the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of various state income taxes and the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, partially offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments.

Net income
Net income for the nine months ended September 30, 2026, was $248.5 million compared to $155.9 million for the nine months ended September 30, 2025. Diluted net income per share for the nine months ended September 30, 2026 and September 30, 2025, was $1.47 and $0.91, respectively. The year-over-year change is the result of the factors described above. Net income from discontinued operations, net of tax, was $1.0 million for the nine months ended September 30, 2026 compared to $5.2 million for the nine months ended September 30, 2025. Diluted net income per share from discontinued operations for the nine months ended September 30, 2026 and September 30, 2025, was $0.00 and $0.03, respectively.

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
The calculation of Adjusted EBITDA under our credit agreement as of September 30, 2026, is presented in the table in the "Covenant Compliance" section below. However, the results of such calculation could differ in the future based on the different types of adjustments that may be included in such respective calculations at the time. For the nine months ended September 30, 2026, we reported net income of $248.5 million and Adjusted EBITDA for the same period of $392.1 million. See "Covenant Compliance" for a reconciliation of Adjusted EBITDA to GAAP net income.
Covenant Compliance
Our credit agreement, which governs our senior secured credit facilities, contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the credit agreement may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of a representation or warranty, certain non-payments or defaults under other indebtedness, covenant defaults, events of bankruptcy and a change of control. Certain covenants contained in the credit agreement restrict our ability to take certain actions, such as incurring additional debt or making acquisitions, if we are unable to meet a maximum Total Net Leverage Ratio (consolidated indebtedness to Adjusted EBITDA) of 4.00 to 1.00 as of the end of each fiscal quarter. As of September 30, 2026, our Total Net Leverage Ratio was 0.47 to 1.00. Failure to comply with these covenants could limit our long-term growth prospects by hindering our ability to borrow under the revolver, to obtain future debt and/or to make acquisitions.

Set forth below is a reconciliation of net income to Adjusted EBITDA for the periods indicated below.

(in millions)	Nine months ended September 30, 2025	Twelve months ended December 31, 2025	Nine months ended September 30, 2026	Twelve months ended September 30, 2026
Net income	$155.9	$198.0	$248.5	$290.6
Income from discontinued operations, net of tax (1)	(5.2)	(5.6)	(1.0)	(1.4)
Provision for income taxes	52.4	63.9	82.1	93.6
Actuarial gain on pension and other postretirement benefit obligations	—	(0.5)	—	(0.5)
Other income, net (2)	(6.7)	(5.5)	(5.6)	(4.4)
Interest expense, net	22.1	28.6	18.6	25.1
Depreciation and amortization	66.6	88.7	63.8	85.9
EBITDA	285.1	367.6	406.4	488.9
Adjustments to EBITDA
Restructuring and other similar charges (3)	5.4	9.6	4.1	8.3
Stock-based compensation expense	29.1	40.6	31.5	43.0
Last-In, First-Out ("LIFO") adjustments (4)	18.2	20.4	(2.2)	—
Tariff refunds (5)	—	—	(49.1)	(49.1)
Acquisition-related fair value adjustment	—	—	0.7	0.7
Other, net (6)	0.3	4.0	0.7	4.4
Subtotal of adjustments to EBITDA	53.0	74.6	(14.3)	7.3
Adjusted EBITDA	$338.1	$442.2	$392.1	$496.2
Consolidated indebtedness (7)				$230.8
Total Net Leverage Ratio (8)				0.47
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
(7)Our credit agreement defines our consolidated indebtedness as the sum of all indebtedness (other than letters of credit or bank guarantees, to the extent undrawn) consisting of indebtedness for borrowed money and capitalized lease obligations, less unrestricted cash, which was $269.5 million (as defined by the credit agreement) at September 30, 2026.
(8)Our credit agreement defines the Total Net Leverage Ratio as the ratio of consolidated indebtedness (as described above) to Adjusted EBITDA for the trailing four fiscal quarters.

Liquidity and Capital Resources
On February 19, 2026, we increased our revolving credit facility commitment from $200.0 million to $550.0 million and further extended the maturity date to February 19, 2031. Refer to Item 1, Note 13, Long-Term Debt for further information. Our primary sources of liquidity are available cash and cash equivalents, cash flow from operations, and borrowing availability of up to $550.0 million under our revolving credit facility.
As of September 30, 2026, we had $307.1 million of cash and cash equivalents and $540.8 million of additional borrowing capacity under our revolving credit facility. As of September 30, 2026, the available borrowings under our credit facility were reduced by $9.2 million due to outstanding letters of credit. As of December 31, 2025, we had $300.5 million of cash and cash equivalents and $189.9 million of additional borrowing capacity under our revolving credit facility. As of December 31, 2025, the available borrowings under our credit facility were reduced by $10.1 million due to outstanding letters of credit.
Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes. We believe this resource is adequate for our expected short-term and long-term needs.
Cash Flows
Net cash provided by operating activities was $320.6 million and $254.8 million during the nine months ended September 30, 2026 and September 30, 2025, respectively. The change in year-over-year operating cash flows was primarily the result of an increase in net income, inclusive of $49.1 million IEEPA reciprocal tariff refunds, partially offset by cash used for trade working capital in support of higher sales volume during the nine months ended September 30, 2026.
Cash used for investing activities was $123.4 million during the nine months ended September 30, 2026 and $20.7 million during the nine months ended September 30, 2025. Investing activities during the nine months ended September 30, 2026, consisted of $16.1 million of capital expenditures and $107.3 million used to fund the acquisition of Intellihot. Investing activities during the nine months ended September 30, 2025, consisted of $20.7 million of capital expenditures.
Cash used for financing activities was $189.3 million during the nine months ended September 30, 2026, compared to $174.1 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we utilized $1.0 million of cash for payments on finance leases, $134.7 million to repurchase outstanding shares of our common stock, $55.0 million for the payment of common stock dividends, $3.0 million for payment of debt issuance costs, which was partially offset by $4.4 million of proceeds from the exercise of stock options and ESPP contributions. During the nine months ended September 30, 2025, we utilized $0.6 million of cash for payments on finance leases, $134.9 million to repurchase outstanding shares of our common stock, and $45.4 million for the payment of common stock dividends, which was partially offset by $6.8 million of proceeds from the exercise of stock options and ESPP contributions, net of taxes withheld and paid on employees' share-based awards.
Indebtedness
As of September 30, 2026, we had $500.3 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2026	Current Maturities of Debt	Long-term Portion
Term loan (1)	$477.4	$—	$477.4
Finance leases	22.9	1.7	21.2
Total	$500.3	$1.7	$498.6
(1)Includes unamortized original issue discount and debt issuance costs of $2.9 million at September 30, 2026.
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
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation as of September 30, 2026, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.
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
During fiscal 2015, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program") authorizing the repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Since putting the Repurchase Program in place, the most recent Board of Directors approval was on October 28, 2025, when the Company's Board of Directors approved increasing the remaining share repurchase authority under the Repurchase Program to $500.0 million. The Repurchase Program does not require the Company to acquire any particular amount of common stock and does not specify the timing of purchases or the prices to be paid; however, the program will continue until the maximum amount of dollars authorized have been expended or until it is modified or terminated by the Board of Directors. During the three months ended September 30, 2026, the Company repurchased 732,793 shares of common stock at a total cost of $35.0 million at an average price of $47.74 per share. The repurchased shares were canceled by the Company upon receipt. Approximately $347.5 million of the existing authority remained under the Repurchase Program at September 30, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that may yet be Purchased Under the Plans or Programs
Period
July 1 - July 31, 2026	259,641	$47.83	259,641	$370,070,038
August 1 - August 31, 2026	135,701	$50.16	135,701	$363,260,503
September 1 - September 30, 2026	337,451	$46.70	337,451	$347,495,441
Total/Average	732,793	$47.74	732,793

ITEM  5.    OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ZURN ELKAY WATER SOLUTIONS CORPORATION

Date:	October 27, 2026	By:	/S/ DANIEL J. KLUN
		Name:	Daniel J. Klun
		Title:	Chief Financial Officer